Form 10-Q
period 2016-09-30
ARCBEST CORP /DE/
filed 2016-11-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Stock, $0.01 par value	25,622,506 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,395	$164,973
Short-term investments	59,346	61,597
Restricted cash	962	1,384
Accounts receivable, less allowances (2016 – $5,118; 2015 – $4,825)	256,316	236,097
Other accounts receivable, less allowances (2016 – $830; 2015 – $1,029)	8,927	6,718
Prepaid expenses	19,622	20,801
Deferred income taxes	39,097	38,443
Prepaid and refundable income taxes	13,934	18,134
Other	4,275	3,936
TOTAL CURRENT ASSETS	532,874	552,083
PROPERTY, PLANT AND EQUIPMENT
Land and structures	296,324	273,839
Revenue equipment	738,350	699,844
Service, office, and other equipment	156,536	145,286
Software	134,312	127,010
Leasehold improvements	27,040	25,419
	1,352,562	1,271,398
Less allowances for depreciation and amortization	822,623	788,351
PROPERTY, PLANT AND EQUIPMENT, net	529,939	483,047
GOODWILL	110,487	96,465
INTANGIBLE ASSETS, net	82,068	76,787
OTHER LONG-TERM ASSETS	65,500	54,527
TOTAL ASSETS	$1,320,868	$1,262,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$149,971	$130,869
Income taxes payable	—	91
Accrued expenses	187,822	188,727
Current portion of long-term debt	61,251	44,910
TOTAL CURRENT LIABILITIES	399,044	364,597
LONG-TERM DEBT, less current portion	176,363	167,599
PENSION AND POSTRETIREMENT LIABILITIES	42,520	51,241
OTHER LONG-TERM LIABILITIES	15,159	12,689
DEFERRED INCOME TAXES	92,629	78,055
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2016: 28,122,385 shares; 2015: 27,938,319 shares	281	279
Additional paid-in capital	313,794	309,653
Retained earnings	387,646	376,827
Treasury stock, at cost, 2016: 2,499,879 shares; 2015: 2,080,187 shares	(78,129)	(70,535)
Accumulated other comprehensive loss	(28,439)	(27,496)
TOTAL STOCKHOLDERS’ EQUITY	595,153	588,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,320,868	$1,262,909

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$713,923	$709,380	$2,012,005	$2,018,771

OPERATING EXPENSES	693,553	675,942	1,984,246	1,950,588

OPERATING INCOME	20,370	33,438	27,759	68,183

OTHER INCOME (COSTS)
Interest and dividend income	390	378	1,178	882
Interest and other related financing costs	(1,296)	(1,157)	(3,774)	(3,183)
Other, net	1,091	(613)	2,028	(15)
TOTAL OTHER INCOME (COSTS)	185	(1,392)	(568)	(2,316)

INCOME BEFORE INCOME TAXES	20,555	32,046	27,191	65,867

INCOME TAX PROVISION	7,615	12,892	10,123	26,001

NET INCOME	$12,940	$19,154	$17,068	$39,866

EARNINGS PER COMMON SHARE
Basic	$0.50	$0.73	$0.66	$1.52
Diluted	$0.49	$0.72	$0.64	$1.48

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,724,550	26,009,344	25,779,166	26,033,467
Diluted	26,211,524	26,508,482	26,263,732	26,569,800

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.06	$0.24	$0.18

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(Unaudited)
	(in thousands)
NET INCOME	$12,940	$19,154	$17,068	$39,866

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2016 – Three-month period $822, Nine-month period $2,637; 2015 – Three-month period $4,317, Nine-month period $3,968)	1,294	(6,780)	(4,141)	(6,232)
Pension settlement expense, net of tax of: (2016 – Three-month period $313, Nine-month period $882; 2015 – Three-month period $296, Nine-month period $964)	490	466	1,385	1,514
Amortization of unrecognized net periodic benefit costs, net of tax of: (2016 – Three-month period $496, Nine month period $1,410 ; 2015 – Three-month period $330, Nine-month period $1,126)
Net actuarial loss	807	545	2,301	1,854
Prior service credit	(29)	(29)	(87)	(87)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2016 – Three-month period $168, Nine month period $278; 2015 – Three-month period $312, Nine-month period $389)	262	(483)	(430)	(603)
Change in foreign currency translation, net of tax of: (2016 – Three-month period $127, Nine-month period $158; 2015 – Three-month period $225, Nine-month period $351)	(420)	(354)	29	(552)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	2,404	(6,635)	(943)	(4,106)

TOTAL COMPREHENSIVE INCOME	$15,344	$12,519	$16,125	$35,760

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net income				17,068				17,068
Other comprehensive loss, net of tax							(943)	(943)
Issuance of common stock under share-based compensation plans	184	2	(2)					—
Tax effect of share-based compensation plans			(2,008)					(2,008)
Share-based compensation expense			6,151					6,151
Purchase of treasury stock					420	(7,594)		(7,594)
Dividends declared on common stock				(6,249)				(6,249)
Balance at September 30, 2016	28,122	$281	$313,794	$387,646	2,500	$(78,129)	$(28,439)	$595,153

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2016	2015
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$17,068	$39,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,633	65,142
Amortization of intangibles	3,059	3,079
Pension settlement expense	2,267	2,478
Share-based compensation expense	6,151	6,343
Provision for losses on accounts receivable	787	941
Deferred income tax provision (benefit)	14,199	(7,862)
Gain on sale of property and equipment	(2,581)	(1,691)
Changes in operating assets and liabilities:
Receivables	(18,906)	(14,881)
Prepaid expenses	1,108	2,353
Other assets	(3,655)	505
Income taxes	2,583	14,295
Accounts payable, accrued expenses, and other liabilities	(7,786)	9,006
NET CASH PROVIDED BY OPERATING ACTIVITIES	87,927	119,574

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(45,774)	(53,644)
Proceeds from sale of property and equipment	7,296	4,115
Purchases of short-term investments	(51,760)	(48,868)
Proceeds from sale of short-term investments	54,027	25,347
Business acquisitions, net of cash acquired	(24,805)	(5,239)
Capitalization of internally developed software	(7,660)	(6,155)
NET CASH USED IN INVESTING ACTIVITIES	(68,676)	(84,444)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	70,000
Borrowings under accounts receivable securitization program	—	35,000
Payments on long-term debt	(36,579)	(92,136)
Net change in book overdrafts	(3,829)	2,179
Net change in restricted cash	422	(1)
Deferred financing costs	—	(824)
Payment of common stock dividends	(6,249)	(4,740)
Purchases of treasury stock	(7,594)	(10,004)
NET CASH USED IN FINANCING ACTIVITIES	(53,829)	(526)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,578)	34,604
Cash and cash equivalents at beginning of period	164,973	157,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,395	$191,646

NONCASH INVESTING ACTIVITIES
Equipment financed	$61,684	$51,009
Accruals for equipment received	$9,391	$7,150

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

ABF Freight represented approximately 70% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2016. As of September 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On September 2, 2016, ABF Logistics acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million (subject to post-closing adjustments), reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the next two years upon the achievement of certain financial targets. On December 1, 2015, ABF Logistics acquired Bear Transportation Services, L.P. (“Bear”), a private, non-asset truckload brokerage firm, for net cash consideration of $24.4 million (subject to post-closing adjustments). On January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, for net cash consideration of $5.2 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition dates have been included in the accompanying consolidated financial statements. The Company is in the process of making a final determination of the value of acquired assets and liabilities for the LDS and Bear transactions and the provisional measurements are subject to change during the measurement periods.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the audited financial statements included in the Company’s 2015 Annual Report on Form 10-K. The following policy became effective for the Company during the three months ended September 30, 2016.

Contingent Consideration: The Company records the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent consideration liability was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. As of September 30, 2016, the fair value of the outstanding contingent consideration of $6.8 million related to the acquisition of LDS was recorded in accrued expenses and other long-term liabilities, based on when expected payouts become due, and the $8.0 million held in escrow for the contingent consideration at the acquisition date was recorded in other long-term assets. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income.

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

During first quarter 2016, the Company adopted amended ASC Topic 805, Business Combinations, issued by the FASB. The amendment eliminated the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead recognize measurement-period adjustments during the period in which it determines the amount of the adjustments, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendment was prospectively adopted and did not result in significant adjustments to financial statements or disclosure presentation.

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

An amendment to ASC Topic 230, Statement of Cash Flows, which provides classification guidance for certain cash payments and receipts presented in the statement of cash flows, is effective for the Company beginning January 1, 2018. The Company is currently assessing the impact this update will have on the consolidated financial statements.

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

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on the Company’s financial statement disclosures, including changes in disclosure requirements for income taxes and defined benefit plans.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$102,598	$110,279
Variable rate demand notes(1)(2)	19,994	29,790
Money market funds(3)	7,803	24,904
Total cash and cash equivalents	$130,395	$164,973

Short-term investments
Certificates of deposit(1)	$59,346	$61,597

Restricted cash(4)
Cash deposits(1)	$962	$1,384

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $39.0 million and $69.9 million were not FDIC insured at September 30, 2016 and December 31, 2015, respectively.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2016		2015
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	35,000	35,000	35,000	35,000
Notes payable(3)	131,882	131,822	106,703	106,495
	$236,882	$236,822	$211,703	$211,495

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)(3)	$7,803	$7,803	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,072	2,072	—	—
	$9,875	$9,875	$—	$—
Liabilities:
Contingent consideration(4)	$6,775	$—	$—	$6,775
Interest rate swap(5)	1,605	—	1,605	—
	$8,380	$—	$1,605	$6,775

	December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)(3)	$24,904	$24,904	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,127	2,127	—	—
	$27,031	$27,031	$—	$—
Liabilities:
Interest rate swap(5)	$897	$—	$897	$—

(1)	Included in cash and cash equivalents.
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
(4)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 inputs include scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 11.5% as of September 30, 2016. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

(5)

Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2016 and December 31, 2015 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balance at December 31, 2015	$—
Contingent consideration liability recorded at fair value for business acquisition	6,711
Change in fair value included in operating income	64
Balance at September 30, 2016	$6,775

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF		ABF
	Total	Panther	Logistics	FleetNet	Moving
	(in thousands)
Balances at December 31, 2015	$96,465	$71,096	$19,387	$630	$5,352
Goodwill acquired(1)	13,584	—	13,584	—	—
Purchase accounting adjustments	438	—	438	—	—
Balances September 30, 2016	$110,487	$71,096	$33,409	$630	$5,352

(1)	Goodwill related to the September 2, 2016 acquisition of LDS is based on preliminary information as of September 30, 2016.

Intangible assets consisted of the following:

		September 30, 2016			December 31, 2015
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships(1)	14	$60,021	$14,248	$45,773	$52,221	$11,331	$40,890
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	6	1,572	399	1,173	1,032	257	775
	13	64,793	17,847	46,946	56,453	14,788	41,665
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$99,915	$17,847	$82,068	$91,575	$14,788	$76,787

(1)	Customer relationships of $7.3 million related to the September 2, 2016 acquisition of LDS is based on preliminary information as of September 30, 2016.

Amortization expense on intangible assets totaled $1.1 million and $3.1 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $3.1 million for the three and nine months ended September 30, 2015. As of September 30, 2016, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $4.3 million and $4.9 million per year for the years ended December 31, 2016 through 2020.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and nine months ended September 30, 2016 was 37.0% and 37.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 40.2% and 39.5%, respectively.

For the three and nine months ended September 30, 2016 and 2015, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The three- and nine-month periods ended September 30, 2016 were also impacted by the alternative fuel tax credit.

As of September 30, 2016, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2016 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid state and foreign income taxes of $2.5 million and paid federal, state, and foreign income taxes of $17.3 million during the nine months ended September 30, 2016 and 2015, respectively. The Company received refunds of $10.8 million and $0.1 million of federal and state income taxes that were paid in prior years during the nine months ended September 30, 2016 and 2015, respectively.

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

	September 30	December 31
	2016	2015
	(in thousands)
Credit Facility (interest rate of 1.8%(1) at September 30, 2016)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.3% at September 30, 2016)	35,000	35,000
Notes payable (weighted-average interest rate of 2.1% at September 30, 2016)	131,882	106,703
Capital lease obligations (weighted-average interest rate of 5.8% at September 30, 2016)	732	806
	237,614	212,509
Less current portion	61,251	44,910
Long-term debt, less current portion	$176,363	$167,599

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2016.

Scheduled maturities of long-term debt obligations as of September 30, 2016 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$65,493	$1,514	$532	$63,177	$270
Due after one year through two years	82,514	1,683	35,149	45,457	225
Due after two years through three years	21,005	1,768	—	19,007	230
Due after three years through four years	74,909	70,466	—	4,365	78
Due after four years through five years	3,632	—	—	3,632	—
Due after five years	24	—	—	24	—
Total payments	247,577	75,431	35,681	135,662	803
Less amounts representing interest	9,963	5,431	681	3,780	71
Long-term debt	$237,614	$70,000	$35,000	$131,882	$732

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2016	2015
	(in thousands)
Revenue equipment	$198,741	$136,698
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	7	—
Total assets securing notes payable or held under capital leases	200,542	138,492
Less accumulated depreciation and amortization(1)	50,819	25,120
Net assets securing notes payable or held under capital leases	$149,723	$113,372

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate its credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced a $70.0 million term loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at September 30, 2016.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2016. The fair value of the interest rate swap of $1.6 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three and nine months ended September 30, 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at September 30, 2016.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program until January 2, 2018. On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2016, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of September 30, 2016.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2016, standby letters of credit of $18.3 million have been issued under the program, which reduced the available borrowing capacity to $46.7 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2016, the Company had letters of credit outstanding of $19.8 million (including $18.3 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2016, surety bonds outstanding related to the self-insurance program totaled $56.3 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $25.9 million and $61.7 million of revenue equipment during the three and nine months ended September 30, 2016, respectively. ABF Logistics acquired assets held under capital lease arrangements for certain revenue equipment and other equipment totaling less than $0.1 million. The Company did not enter into any other capital lease agreements during the nine months ended September 30, 2016.

ABF Freight financed the purchase of an additional $3.0 million of revenue equipment through promissory note arrangements as of November 1, 2016.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$107	$101
Interest cost	1,057	1,356	32	31	254	228
Expected return on plan assets	(2,242)	(2,297)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	803	762	—	—	—	—
Amortization of net actuarial loss(1)	1,106	640	38	40	177	213
Net periodic benefit cost	$724	$461	$70	$71	$491	$495

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$321	$304
Interest cost	3,520	3,899	97	92	763	685
Expected return on plan assets	(6,346)	(7,058)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Pension settlement expense	2,267	2,478	—	—	—	—
Amortization of net actuarial loss(1)	3,123	2,276	114	120	529	639
Net periodic benefit cost	$2,564	$1,595	$211	$212	$1,471	$1,486

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and nine months ended September 30, 2016 of $0.8 million (pre-tax), or $0.5 million (after-tax), and $2.3 million (pre-tax), or $1.4 million (after-tax), respectively, related to lump-sum distributions which amounted to $4.3 million and $11.6 million for the three and nine months ended September 30, 2016, respectively. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2016. The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and nine months ended September 30, 2015 of $0.8 million (pre-tax), or $0.5 million (after-tax), and $2.5 million (pre-tax), or $1.5 million (after-tax), respectively, related to the lump-sum distributions which amounted to $4.1 million and $16.6 million for the three and nine months ended September 30, 2015, respectively.

The following table discloses the changes in the projected benefit obligation (the “PBO”) and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2016:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2015	$159,607
Interest cost	3,520
Actuarial loss(1)	10,068
Benefits paid	(11,860)
Benefit obligations at September 30, 2016	161,335
Change in plan assets
Fair value of plan assets at December 31, 2015	136,917
Actual return on plan assets	9,637
Employer contributions	13,400
Benefits paid	(11,860)
Fair value of plan assets at September 30, 2016	148,094
Funded status at September 30, 2016(2)	$(13,241)
Accumulated benefit obligation	$161,335

(1)

Actuarial loss from remeasurement upon settlement was primarily impacted by the change in the discount rate since the previous remeasurement date. The discount rates used to remeasure the PBO upon settlement were 2.7%, 2.7%, 3.0%, and 3.5% at the September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015 measurement date, respectively.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2016.

Based upon current actuarial information, the Company does not have a minimum cash contribution requirement to its nonunion defined benefit pension plan for 2016. However, the Company made a voluntary contribution to the plan during the second quarter of 2016. The contribution reduced the unfunded vested benefits of the plan and eliminated the variable-rate premiums which would have otherwise been due to the Pension Benefit Guaranty Corporation (the “PBGC”). The contribution and the lower PBGC premiums resulted in a decrease in net periodic benefit cost for the second and third quarters and will result in a net periodic pension credit, before settlement expense, to be recorded for the fourth quarter of 2016.

The plan’s actuary has certified the adjusted funding target attainment percentage (“AFTAP”) to be 107.8% as of the January 1, 2016 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2016	2015
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(36,118)	$(35,231)
Interest rate swap	(1,605)	(897)
Foreign currency translation	(2,192)	(2,379)
Total	$(39,915)	$(38,507)

After-tax amounts:
Unrecognized net periodic benefit costs	$(26,039)	$(25,497)
Interest rate swap	(975)	(545)
Foreign currency translation	(1,425)	(1,454)
Total	$(28,439)	$(27,496)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2016 and 2015:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(4,542)	(4,141)	(430)	29
Amounts reclassified from accumulated other comprehensive loss	3,599	3,599	—	—
Net current-period other comprehensive income (loss)	(943)	(542)	(430)	29

Balances at September 30, 2016	$(28,439)	$(26,039)	$(975)	$(1,425)

Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive loss before reclassifications	(7,387)	(6,232)	(603)	(552)
Amounts reclassified from accumulated other comprehensive loss	3,281	3,281	—	—
Net current-period other comprehensive loss	(4,106)	(2,951)	(603)	(552)

Balances at September 30, 2015	$(27,585)	$(25,338)	$(953)	$(1,294)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Nine Months Ended September 30
	2016	2015
	(in thousands)
Amortization of net actuarial loss	$(3,766)	$(3,035)
Amortization of prior service credit	142	142
Pension settlement expense	(2,267)	(2,478)
Total, pre-tax	(5,891)	(5,371)
Tax benefit	2,292	2,090
Total, net of tax	$(3,599)	$(3,281)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2016		2015
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,088	$0.06	$1,584
Second quarter	$0.08	$2,087	$0.06	$1,578
Third quarter	$0.08	$2,074	$0.06	$1,578

On November 1, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 15, 2016, payable on November 29, 2016.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2015, the Company had $47.2 million remaining under the program for repurchases of its common stock. During the nine months ended September 30, 2016, the Company purchased 419,692 shares for an aggregate cost of $7.6 million, leaving $39.6 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of September 30, 2016 and December 31, 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2016	1,313,550
Granted	529,240
Vested	(256,780)
Forfeited	(26,563)
Outstanding – September 30, 2016	1,559,447

The RSUs granted during the period had a weighted-average grant date fair value of $15.74 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$12,940	$19,154	$17,068	$39,866
Effect of unvested restricted stock awards	(89)	(175)	(132)	(418)
Adjusted net income	$12,851	$18,979	$16,936	$39,448
Denominator:
Weighted-average shares	25,724,550	26,009,344	25,779,166	26,033,467
Earnings per common share	$0.50	$0.73	$0.66	$1.52

Diluted
Numerator:
Net income	$12,940	$19,154	$17,068	$39,866
Effect of unvested restricted stock awards	(87)	(172)	(131)	(410)
Adjusted net income	$12,853	$18,982	$16,937	$39,456
Denominator:
Weighted-average shares	25,724,550	26,009,344	25,779,166	26,033,467
Effect of dilutive securities	486,974	499,138	484,566	536,333
Adjusted weighted-average shares and assumed conversions	26,211,524	26,508,482	26,263,732	26,569,800
Earnings per common share	$0.49	$0.72	$0.64	$1.48

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted in 2015 and 2016 are not participating securities. Outstanding stock awards of 0.3 million and 0.4 million for the three and nine months ended September 30, 2016, respectively, and outstanding stock awards of 0.4 million and 0.2 million for the three and nine months ended September 30, 2015, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share.

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

The industries and markets served by ABF Logistics are impacted by seasonal fluctuations which affect shipment levels and, consequently, revenues and operating results of the segment. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. However, seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment, including acquisitions.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$509,452	$511,346	$1,435,691	$1,456,924
Premium Logistics (Panther)	75,365	73,583	211,148	229,146
Transportation Management (ABF Logistics)(1)	72,442	49,270	207,344	147,061
Emergency & Preventative Maintenance (FleetNet)	39,073	45,181	124,417	129,685
Household Goods Moving Services (ABF Moving)	31,040	43,076	74,926	93,870
Other and eliminations	(13,449)	(13,076)	(41,521)	(37,915)
Total consolidated revenues	$713,923	$709,380	$2,012,005	$2,018,771

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$312,458	$304,865	$912,758	$884,875
Fuel, supplies, and expenses	71,774	77,708	210,742	236,381
Operating taxes and licenses	12,312	12,444	36,446	36,762
Insurance	8,487	8,288	22,613	20,340
Communications and utilities	4,608	3,808	13,259	11,559
Depreciation and amortization	20,753	18,841	62,056	54,528
Rents and purchased transportation	58,350	56,920	145,846	151,144
Gain on sale of property and equipment	(81)	(565)	(2,450)	(1,403)
Pension settlement expense(1)	604	572	1,705	1,860
Other	2,137	1,888	6,293	6,167
Total Freight Transportation (ABF Freight)	491,402	484,769	1,409,268	1,402,213

Premium Logistics (Panther)
Purchased transportation	54,586	54,015	155,444	168,569
Depreciation and amortization	2,860	2,773	8,565	8,636
Salaries, benefits, insurance, and other	13,946	14,062	41,808	43,174
Total Premium Logistics (Panther)	71,392	70,850	205,817	220,379

Transportation Management (ABF Logistics)(1)	72,032	47,478	205,772	142,686
Emergency & Preventative Maintenance (FleetNet)	38,952	44,225	122,716	126,542
Household Goods Moving Services (ABF Moving)	29,054	40,048	72,819	89,207
Other and eliminations(2)	(9,279)	(11,428)	(32,146)	(30,439)
Total consolidated operating expenses(2)	$693,553	$675,942	$1,984,246	$1,950,588

(1)	The 2016 periods include the operations of LDS since the September 2, 2016 acquisition date and the operations of Bear, which was acquired in December 2015.
(2)

Pre-tax pension settlement expense totaled $0.8 million on a consolidated basis for the three months ended September 30, 2016 and 2015, of which $0.6 million was reported by ABF Freight, $0.2 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments. For the nine months ended September 30, 2016 and 2015, pre-tax pension settlement expense totaled $2.3 million and $2.5 million, respectively, of which $1.7 million and $1.9 million, respectively, was reported by ABF Freight, $0.5 million was reported in Other and eliminations, and $0.1 million was reported by the asset-light logistics operating segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(in thousands)
OPERATING INCOME
Freight Transportation (ABF Freight)	$18,050	$26,577	$26,423	$54,711
Premium Logistics (Panther)	3,973	2,733	5,331	8,767
Transportation Management (ABF Logistics)(1)	410	1,792	1,572	4,375
Emergency & Preventative Maintenance (FleetNet)	121	956	1,701	3,143
Household Goods Moving Services (ABF Moving)	1,986	3,028	2,107	4,663
Other and eliminations	(4,170)	(1,648)	(9,375)	(7,476)
Total consolidated operating income	$20,370	$33,438	$27,759	$68,183

OTHER INCOME (COSTS)
Interest and dividend income	$390	$378	$1,178	$882
Interest and other related financing costs	(1,296)	(1,157)	(3,774)	(3,183)
Other, net(2)	1,091	(613)	2,028	(15)
Total other costs	185	(1,392)	(568)	(2,316)
INCOME BEFORE INCOME TAXES	$20,555	$32,046	$27,191	$65,867

(1)	The 2016 periods include the operations of LDS since the September 2, 2016 acquisition date and the operations of Bear, which was acquired in December 2015.
(2)	Includes changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$345,091	$334,144	$1,009,654	$973,570
Rents, purchased transportation, and other costs of services	218,906	209,744	601,345	588,329
Fuel, supplies, and expenses	69,508	77,067	204,134	231,097
Depreciation and amortization(1)	25,793	23,373	76,692	68,221
Other	34,255	31,614	92,421	89,371
	$693,553	$675,942	$1,984,246	$1,950,588

(1)	Includes amortization of intangible assets.

The following table provides asset information by reportable segment:

	September 30	December 31
	2016	2015
	(in thousands)
ASSETS
Freight Transportation (ABF Freight)	$763,385	$694,059
Premium Logistics (Panther)	215,659	216,075
Transportation Management (ABF Logistics)	113,079	75,023
Emergency & Preventative Maintenance (FleetNet)	23,563	21,958
Household Goods Moving Services (ABF Moving)	26,988	28,547
Other and eliminations(1)	178,194	227,247
	$1,320,868	$1,262,909

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

At September 30, 2016 and December 31, 2015, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million and $0.8 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

NOTE L – SUBSEQUENT EVENTS

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure will unify the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions. ABF Logistics, ABF Moving, and Panther will be consolidated as a single asset-light logistics operation under ArcBest.  Based on the financial information that management is anticipated to use to make operating decisions and allocate resources, the Company expects to report the following operating segments for the fourth quarter of 2016: Asset-Based Operations, which consists of ABF Freight; the ArcBest segment; the FleetNet segment; and Other and eliminations.  The ArcBest and FleetNet reportable segments combined will represent the company’s Asset-Light Operations.

As a result of the restructuring, the Company expects to record restructuring charges in operating expenses, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses totaling approximately $9 million in the fourth quarter of 2016 and an estimated $1 million in the first quarter of 2017.

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

On November 3, 2016, we announced our plan to implement a new corporate structure to better serve our customers. The new corporate structure will unify our sales, pricing, customer service, marketing, and capacity sourcing functions, and will allow us to operate as one logistics company under the ArcBest brand. This structure will also enable us to grow revenue and eliminate duplicative costs and inefficiencies in order to improve margins and overall profitability. While most of our logistics services will be branded simply as ArcBest starting January 1, 2017, we will continue to offer a full array of asset-based less-than-truckload services under the ABF Freight brand and best-in-class ground expedited services under the Panther brand.

Under the new organizational structure, ABF Logistics, ABF Moving, and Panther will be consolidated as a single asset-light logistics operation under ArcBest. Based on the financial information that management is anticipated to use to make operating decisions and allocate resources, we expect to report the following operating segments for the fourth quarter of 2016: Asset-Based Operations, which consists of ABF Freight; the ArcBest segment; the FleetNet segment; and Other and eliminations.  The ArcBest and FleetNet reportable segments combined will represent the company’s Asset-Light Operations.

As a result of the restructuring, we expect to record restructuring charges in operating expenses, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses totaling approximately $9 million (pre-tax), or $0.22 per diluted share, in the fourth quarter of 2016 and an estimated $1 million (pre-tax), or $0.03 per diluted share after-tax, in the first quarter of 2017. The improved organizational structure, along with the consolidation of certain systems and facilities and other cost saving actions, are estimated to produce an annualized operating expense savings of approximately $15 million, generally split evenly between our asset-based and our asset-light operations.

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	(in thousands, except per share data)
REVENUES
Freight Transportation (ABF Freight)	$509,452	$511,346	$1,435,691	$1,456,924
Premium Logistics (Panther)	75,365	73,583	211,148	229,146
Transportation Management (ABF Logistics)	72,442	49,270	207,344	147,061
Emergency & Preventative Maintenance (FleetNet)	39,073	45,181	124,417	129,685
Household Goods Moving Services (ABF Moving)	31,040	43,076	74,926	93,870
Other and eliminations	(13,449)	(13,076)	(41,521)	(37,915)
Total consolidated operating revenues	$713,923	$709,380	$2,012,005	$2,018,771

OPERATING INCOME
Freight Transportation (ABF Freight)	$18,050	$26,577	$26,423	$54,711
Premium Logistics (Panther)	3,973	2,733	5,331	8,767
Transportation Management (ABF Logistics)	410	1,792	1,572	4,375
Emergency & Preventative Maintenance (FleetNet)	121	956	1,701	3,143
Household Goods Moving Services (ABF Moving)	1,986	3,028	2,107	4,663
Other and eliminations	(4,170)	(1,648)	(9,375)	(7,476)
Total consolidated operating income	$20,370	$33,438	$27,759	$68,183

NET INCOME	$12,940	$19,154	$17,068	$39,866

DILUTED EARNINGS PER SHARE	$0.49	$0.72	$0.64	$1.48

Our consolidated revenues, which totaled $713.9 million and $2,012.0 million for the three- and nine-month periods ended September 30, 2016, respectively, increased 0.6% and decreased 0.3% compared to the same respective prior-year periods. The year-over-year changes in consolidated revenues reflect 0.4% and 1.5% decreases in ABF Freight’s revenues for the three and nine months ended September 30, 2016, respectively, and revenues of our asset-light logistics operating segments which, on a combined basis, increased 3.2% and 3.0% for the three and nine months ended September 30, 2016, respectively. Asset-light logistics revenue growth was primarily due to incremental revenues from the acquisitions by ABF Logistics of Bear Transportation, L.P. (“Bear”) on December 1, 2015 and Logistics & Distribution Services, LLC (“LDS”) on September 2, 2016. Total asset-light logistics operating segments generated approximately 30% of total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2016.

Consolidated operating income for the three and nine months ended September 30, 2016 declined compared to the same prior-year periods. With the exception of Panther’s operating income improvement in third quarter 2016, which reflected increased revenues and higher gross profit margins, each reportable operating segment experienced year-over-year declines in operating income for the three and nine months ended September 30, 2016. The soft economic operating environment combined with a surplus of transportation capacity has impacted available business levels and operating margins at ABF Freight and at our asset-light logistics companies during 2016. The consolidated operating income, net income, and per share amounts for the three and nine months ended September 30, 2016 and 2015 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating income was impacted by increases in nonunion healthcare costs and third-party casualty and workers’ compensation claims costs for the three and nine months ended September 30, 2016. Due to unfavorable per claim costs, consolidated nonunion healthcare costs for the three and nine months ended September 30, 2016 increased $3.2 million and $6.0 million, or 38.0% and 20.3%, respectively, compared to the same prior-year periods. For the nine months ended September 30, 2016, unfavorable experience in ABF Freight’s third-party casualty and workers’ compensation claims resulted in costs which were higher by $5.2 million, or 16.9%, on a combined basis, compared to the same period of 2015. These increases in nonunion healthcare, third-party casualty, and workers’ compensation claims costs were partially offset by a decrease of $2.0 million in other nonunion benefit costs for the nine months ended September 30, 2016, compared to the same prior-year period.

The consolidated pre-tax pension settlement charge related to the nonunion defined benefit pension plan was $0.8 million for the three months ended September 30, 2016 and 2015, and $2.3 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

Consolidated operating income for the three and nine months ended September 30, 2016 was impacted by transaction costs associated with the LDS acquisition of $0.6 million which were included in the “Other and eliminations” line of consolidated operating income. For the three and nine months ended September 30, 2016, “Other and eliminations” also includes personnel and technology investments associated with improving the ArcBest experience for our customers and additional investments in enterprise solutions to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. As a result of these initiatives and other corporate costs, we expect the loss reported in “Other and eliminations” to be approximately $4.0 million for fourth quarter 2016.

In addition to the above items, the comparisons of consolidated net income and earnings per share were impacted by higher income from changes in the cash surrender value of variable life insurance policies, as a portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. As a result of changes in cash surrender value of life insurance, diluted earnings per share was higher by $0.06 per share and $0.08 per share for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015.

Net income and earnings per share were also impacted by the effective tax rate, as further described in the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis, because it excludes amortization of acquired intangibles and software of the asset-light logistics businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	($ thousands)
Net income	$12,940	$19,154	$17,068	$39,866
Interest and other related financing costs	1,296	1,157	3,774	3,183
Income tax provision	7,615	12,892	10,123	26,001
Depreciation and amortization	25,793	23,373	76,692	68,221
Amortization of share-based compensation	1,951	2,110	6,151	6,343
Amortization of net actuarial losses of benefit plans and pension settlement expense	2,124	1,655	6,033	5,513
Consolidated Adjusted EBITDA	$51,719	$60,341	$119,841	$149,127

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

ABF Freight represented approximately 70% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2016. As of September 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2.0% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating results may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2016, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight may, from time to time, revise its standard fuel surcharge program which impacts approximately 40% of ABF Freight’s shipments and primarily affects noncontractual customers. ABF Freight made such revisions to its fuel surcharge scale effective February 4, 2015, and again effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to better align with expected fuel costs. Despite the revisions to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s year-over-year revenue comparisons for the three and nine months ended September 30, 2016 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s total salaries, wages, and benefits, amounted to 61.3% and 63.6% of ABF Freight’s revenue for the three and nine months ended September 30, 2016, compared to 59.6% and 60.7% for the same respective periods of 2015. In addition to higher salaries, wages, and benefits expense, the year-over-year increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues.

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

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
ABF Freight Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	61.3%	59.6%	63.6%	60.7%
Fuel, supplies, and expenses	14.1	15.2	14.7	16.2
Operating taxes and licenses	2.4	2.4	2.6	2.5
Insurance	1.7	1.6	1.6	1.4
Communications and utilities	0.9	0.8	0.9	0.8
Depreciation and amortization	4.1	3.7	4.3	3.8
Rents and purchased transportation	11.5	11.1	10.2	10.4
Gain on sale of property and equipment	—	(0.1)	(0.2)	(0.1)
Pension settlement expense	0.1	0.1	0.1	0.1
Other	0.4	0.4	0.4	0.4
	96.5%	94.8%	98.2%	96.2%

ABF Freight Operating Income	3.5%	5.2%	1.8%	3.8%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2016	2015	% Change	2016	2015	% Change
Workdays	64.0	64.0		191.5	190.0
Billed revenue(1) per hundredweight, including fuel surcharges	$30.52	$29.68	2.8%	$29.12	$28.95	0.6%
Pounds	1,663,630,054	1,711,904,743	(2.8)%	4,944,980,423	5,039,227,064	(1.9)%
Pounds per day	25,994,220	26,748,512	(2.8)%	25,822,352	26,522,248	(2.6)%
Shipments per day	21,345	21,001	1.6%	20,501	20,271	1.1%
Shipments per DSY(2) hour	0.452	0.449	0.7%	0.450	0.453	(0.7)%
Pounds per DSY(2) hour	550.28	572.47	(3.9)%	567.15	592.46	(4.3)%
Pounds per shipment	1,218	1,274	(4.4)%	1,260	1,308	(3.7)%
Pounds per mile(3)	18.90	19.28	(2.0)%	19.53	19.62	(0.5)%

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

ABF Freight Revenues

ABF Freight’s revenues for the three and nine months ended September 30, 2016 totaled $509.5 million and $1,435.7 million, respectively, compared to $511.3 million and $1,456.9 million for the same periods of 2015. ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 0.1% and 2.1% on a per-day basis for the three and nine months ended September 30, 2016, respectively, compared to the same prior-year periods, reflecting a decrease in tonnage per day of 2.8% and 2.6%, respectively, partially offset by an increase in total billed revenue per hundredweight, including fuel surcharges, of 2.8% and 0.6%, respectively. The increases in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

Current freight market conditions, which are being impacted by lower industrial-related manufacturing production and higher customer inventory levels that result in lower demand for retail shipments, have contributed to ABF Freight’s 2016 tonnage declines. With the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, ABF Freight’s average weight per shipment declined 4.4% and 3.7% for the three and nine months ended September 30, 2016, respectively, while daily shipment counts increased 1.6% and 1.1%, respectively, compared to the same prior-year periods. The shift in freight profile results in lower revenue without corresponding cost reductions due to the labor required to handle the higher shipment levels, as further discussed in the following paragraphs.

ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.25% effective August 29, 2016 and 4.95% effective October 5, 2015, although the rate changes vary by lane and shipment characteristics. Softness in the market due to available truckload capacity, as previously mentioned, applied downward pressure on average price increases as customers submitted bids for contract renewals. Despite the impact of lower fuel surcharges and excess capacity, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 2.8% and 3.1% for the three and nine months ended September 30, 2016, respectively, compared to the same prior-year periods.

The increases in total billed revenue per hundredweight for the three and nine months ended September 30, 2016, compared to the same periods of 2015, benefited from the general rate increases, contract renewals, and profile changes which increased the revenue per hundredweight measure, offset by lower fuel surcharge revenue, as discussed further in the Fuel section of the ABF Freight Segment Overview, and increased rate pressure on spot truckload shipments driven by increased truckload capacity in the market. Compared to the same prior-year period, ABF Freight’s average nominal fuel surcharge rate for the three and nine months ended September 30, 2016 dropped approximately 160 and 290 basis points, respectively, from the levels of the same periods of 2015. Excluding changes in fuel surcharges, average pricing on ABF Freight’s traditional LTL business had a mid-single-digit percentage increase during third quarter 2016 and a low-single digit percentage increase for the nine months ended September 30, 2016, when compared to the same prior-year periods.

ABF Freight Revenues — October 2016

ABF Freight’s billed revenues for the month of October 2016 increased 2% to 3% from October 2015 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of 2% to 3%, which includes slightly lower fuel surcharges. Average daily total tonnage for October 2016 remained consistent with October 2015 levels. ABF Freight continued to experience soft freight markets and handled fewer spot volume shipments during October 2016 versus the same prior-year period, which resulted in a lower weight per shipment, offset by a year-over-year increase in total shipments per day of 3% to 4% in October 2016. There can be no assurances that the current pricing trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight’s operating ratio for the three- and nine- month periods of 2016 increased by 1.7 and 2.0 percentage points, respectively, over the same prior-year periods. ABF Freight’s ability to improve its operating ratio is impacted by: managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements.

ABF Freight generated operating income of $18.1 million and $26.4 million for the three and nine months ended September 30, 2016, respectively, compared to $26.6 million and $54.7 million for the same periods of 2015. ABF Freight’s operating income was impacted by increases in nonunion healthcare costs and third-party casualty and workers’ compensation claims costs for the three and nine months ended September 30, 2016, compared to the same periods of 2015, due to unfavorable claims experience. Nonunion healthcare costs increased $1.7 million and $3.3 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. For the three and nine months ended September 30, 2016, third-party casualty claims costs increased $0.3 million and $3.4 million, respectively, which for the nine-month period was above ABF Freight’s ten-year historical average as a percentage of revenue. Workers’ compensation costs increased $0.2 million and $1.7 million, respectively, compared to the same prior-year periods. For the nine months ended September 30, 2016, these cost increases were partially offset by an increase in gain on sale of property and equipment of $1.0 million, versus the same period of 2015, primarily related to the sale of certain real estate in second quarter 2016. ABF Freight’s operating ratio was also impacted by changes in the operating expenses discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses of the ABF Freight operating segment as salaries, wages, and benefits, amounted to 61.3% and 63.6% of ABF Freight’s revenue for the three- and nine-month periods ended September 30, 2016, respectively, compared to 59.6% and 60.7% for the same respective periods of 2015. The increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. Salaries, wages, and benefits costs increased $7.6 million and $27.9 million for the three and nine months ended September 30, 2016, respectively, compared to the same prior-year periods. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 3.4% effective primarily on August 1, 2016, which includes the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Segment Overview section of Results of Operations. The increase in labor costs were impacted by increases in nonunion healthcare and workers’ compensation costs, as previously discussed. Furthermore, productivity challenges negatively impacted labor costs, as strength in shipments relative to tonnage levels resulted in DSY labor costs disproportionate to revenue in the 2016 periods compared to the same prior-year periods.

Although ABF Freight manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding shipment levels are limited as ABF Freight strives to maintain customer service. ABF Freight believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour increased 0.7% in third quarter 2016 versus the same prior year period, which is an improvement from declines in the first six months of 2016, compared to the same prior-year periods. The improvement in shipments per DSY hour for third quarter 2016, compared to third quarter 2015, was influenced by higher utilization of purchased transportation as further discussed below in the explanation of changes in rents and purchased transportation within this ABF Freight Operating Expenses section. Pounds per DSY hour decreased 3.9% and 4.3%, respectively, reflecting reduced efficiency primarily in street operations as ABF Freight strives to maintain customer service during a period of lower tonnage. In the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments, resulting in lower weight per shipment for the three and nine months ended September 30, 2016, which also contributed to lower pounds per DSY hour.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.1 and 1.5 percentage points for the three and nine months ended September 30, 2016, respectively, compared to the same prior-year periods, primarily due to a decrease in ABF Freight’s average fuel price per gallon (excluding taxes) of approximately 11% and 25%, respectively. The decrease in fuel, supplies, and expenses was also impacted by fewer road miles driven during the 2016 periods, improved fuel efficiency, and lower maintenance costs reflecting tractor replacement during recent periods.

Depreciation and amortization as a percentage of revenue increased 0.4 and 0.5 percentage points for the three and nine months ended September 30, 2016, respectively, compared to the same prior-year periods due primarily to the timing of replacing road tractors and trailers and higher per unit costs. The 2016 capital expenditure plan reflects continuation of the accelerated replacement of revenue equipment and alignment with our long-term strategy to advance operational efficiencies. We expect that new equipment added in 2015 and 2016 will increase the dependability and consistency of service, improve fuel economy, and lower maintenance costs.

Rents and purchased transportation as a percentage of revenue increased 0.4 percentage points during third quarter 2016 and decreased 0.2 percentage points for the nine-month period ended September 30, 2016, compared to the same prior-year periods. The increase for third quarter 2016 was primarily related to higher utilization of local purchased transportation agents and an increase in rail miles of approximately 5%, partially offset by lower fuel surcharges associated with these purchased transportation services, compared to the same period of 2015. For the nine months ended September 30, 2016, the decrease in rents and purchased transportation was primarily attributable to lower fuel surcharges associated with rail and other purchased transportation services.

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

We continue to focus on strategic investments in the development of our asset-light logistics operating segments, including the acquisition of Logistics & Distribution Services, LLC (“LDS”) by ABF Logistics on September 2, 2016, and the integration of Smart Lines Transportation Group, LLC (“Smart Lines”) and Bear Transportation Services, L.P. (“Bear”), which were acquired by ABF Logistics in January 2015 and December 2015, respectively. Our enterprise solutions group, which is a key component of our strategy to offer customers a single source of end-to-end logistics solutions, continues providing solutions designed to satisfy the daily complex supply chain and unique shipping requirements encountered by our customers. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are well equipped to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services.

For the three and nine months ended September 30, 2016, the combined revenues of our asset-light logistics operating segments totaled $217.9 million and $617.8 million, respectively, accounting for approximately 30% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $211.1 million and $599.8 million, or approximately 29% of total revenues before other revenues and intercompany eliminations, for the same respective periods of 2015. Revenue growth at our asset-light logistics businesses was the result of truckload brokerage acquisitions made since third quarter 2015 and, for third quarter 2016, stronger market demand at Panther.

Premium Logistics (Panther)

Panther’s revenues totaled $75.4 million and $211.1 million for the three and nine months ended September 30, 2016, respectively, compared to $73.6 million and $229.1 million for the same prior-year periods. Panther’s 2.4% third quarter 2016 revenue improvement primarily reflects increased loads from customer demand for Panther’s service, despite the available truckload capacity in the market. Revenue per load also improved during third quarter 2016, compared to the same period of 2015, due to changes in account mix. Panther’s 7.9% revenue decline for the nine months ended September 30, 2016, compared to the same prior-year period, reflects lower revenue per shipment, primarily due to increased truckload capacity in the spot market and changes in account mix which resulted in smaller sized-shipments and a shorter average length of haul, partially offset by an increase in shipment levels versus the same period of 2015.

Panther generated operating income of $4.0 million and $5.3 million for the three and nine months ended September 30, 2016, respectively, compared to $2.7 million and $8.8 million for the respective prior-year periods. The increase in operating income for third quarter 2016 primarily reflects higher revenue levels and improved gross profit margins due to favorable changes in account mix. The operating income decline for the nine months ended September 30, 2016, compared to the same period of 2015, primarily reflects lower revenue levels and lower gross profit margins resulting from the impact of available market capacity on shipment pricing in the first six months of 2016. The decrease in operating income for the nine months ended September 30, 2016 was also impacted by costs to manage increased shipments.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $72.4 million and $207.3 million for the three and nine months ended September 30, 2016, respectively, compared to $49.3 million and $147.1 million for the same prior-year periods. The 47.0% and 41.0% increases in revenues during the three and nine months ended September 30, 2016, respectively, primarily reflect revenues contributed by Bear, which was acquired in December 2015, and one month of revenues from LDS, which was acquired in September 2016. Continued expansion of the segment’s customer base led to growth in organic brokerage shipment levels in the three and nine month periods ended September 30, 2016, over the same periods of 2015. However, organic revenues did not increase in proportion to the growth in shipment levels, due to the impact on revenue per shipment of lower fuel prices and the effect of excess capacity in the spot truckload market.

For the three and nine months ended September 30, 2016, operating income totaled $0.4 million and $1.6 million, respectively, compared to $1.8 million and $4.4 million for the same prior-year periods. Third quarter 2016 margins on ocean shipments were adversely affected by carrier rate increases as a result of market capacity disruptions. During the three and nine-month periods ended September 30, 2016, operating income was also impacted by higher operating costs related to resources being utilized to manage organic shipment growth; lower gross margins on overall brokerage business; and higher costs associated with the acquired operations of Bear, including systems integration, training, and alignment of positions that negatively impacted productivity. Integration efforts continue towards improving productivity and profitability.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $39.1 million and $124.4 million for the three and nine months ended September 30, 2016, respectively, compared to $45.2 million and $129.7 million for the same prior-year periods. The 13.5% and 4.1% decreases in revenues for the three- and nine-month periods ended September 30, 2016, respectively, were primarily due to lower event activity in both roadside services and preventative maintenance.

FleetNet’s operating income declined to $0.1 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, from $1.0 million and $3.1 million in the same prior-year periods. The year-over-year declines in operating income for the 2016 periods were impacted by labor inefficiencies resulting from the effects of reduced events and certain adjustments to improve customer service levels.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $31.0 million and $74.9 million for the three and nine months ended September 30, 2016, respectively, compared to $43.1 million and $93.9 million in the same prior-year periods. The 27.9% and 20.2% revenue declines during the three and nine months ended September 30, 2016, respectively, were primarily due to a decreased number of government shipments. A decline in consumer and corporate shipments also contributed to the revenue decline for third quarter 2016.

ABF Moving’s operating income declined to $2.0 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, from $3.0 million and $4.7 million in the same periods of 2015, primarily due to lower revenues from government business while maintaining customer service levels.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis, because it excludes amortization of acquired intangibles and software of the asset-light logistics businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light logistics businesses and the ability to service debt obligations. Other companies may calculate EBITDA differently; therefore, our calculation of EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

	Three Months Ended September 30
	2016			2015
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$3,973	$2,860	$6,833	$2,733	$2,773	$5,506
Transportation Management (ABF Logistics)	410	633	1,043	1,792	259	2,051
Emergency & Preventative Maintenance (FleetNet)	121	312	433	956	279	1,235
Household Goods Moving Services (ABF Moving)	1,986	186	2,172	3,028	287	3,315
Total asset-light logistics operating segments	$6,490	$3,991	$10,481	$8,509	$3,598	$12,107

	Nine Months Ended September 30
	2016			2015
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$5,331	$8,565	$13,896	$8,767	$8,636	$17,403
Transportation Management (ABF Logistics)	1,572	1,467	3,039	4,375	789	5,164
Emergency & Preventative Maintenance (FleetNet)	1,701	900	2,601	3,143	838	3,981
Household Goods Moving Services (ABF Moving)	2,107	569	2,676	4,663	975	5,638
Total asset-light logistics operating segments	$10,711	$11,501	$22,212	$20,948	$11,238	$32,186

(1)

The calculation of EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that disrupt commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) has been, and will very likely continue to be, replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis; however, in recent periods, improved mileage and lower maintenance costs on newer equipment have partially offset increases in depreciation expense. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. ABF Freight’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

Generally, inflationary increases in labor and operating costs for our asset-light logistics operating segments have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, primarily for the ABF Freight and Panther operating segments, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Panther and ABF Logistics are evaluated as a separate reporting units for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets or of goodwill attributable to ABF Logistics, which would have an adverse effect on our financial condition and operating results.

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

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

Liquidity and Capital Resources

Our primary sources of liquidity are unrestricted cash,  cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or  accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	September 30	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents(1)	$130,395	$164,973
Short-term investments, primarily FDIC-insured certificates of deposit	59,346	61,597
Total unrestricted	189,741	226,570
Restricted cash(2)	962	1,384
Total(3)	$190,703	$227,954

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $39.0 million and $69.9 million were not FDIC insured  at  September 30, 2016 and December 31, 2015, respectively.

Unrestricted cash, cash equivalents, and short-term investments decreased $36.8 million from December 31, 2015 to September 30, 2016. During the nine-month period ended September 30, 2016, cash provided by operations of $87.9 million and cash on hand was used to fund $38.5 million of capital expenditures net of proceeds from asset sales (and an additional $61.7 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $36.6 million of notes payable; fund the acquisition of LDS with net cash consideration of $25.0 million, of which $8.0 million is held in escrow relating to the contingent consideration to be paid over the next two years upon the achievement of certain financial targets; purchase $7.6 million of treasury stock; pay dividends of $6.2 million on common stock; and pay $3.8 million of book overdrafts (representing checks issued that are later funded when cleared through banks).

Cash provided by operating activities during the nine months ended September 30, 2016 was $31.6 million below the same prior-year period, primarily due to lower operating results. A contribution of $13.4 million was made to the nonunion defined benefit pension plan during the nine months ended September 30, 2016, compared to a contribution of less than $0.1 million in the same period of 2015. Cash provided by operating activities for the nine months ended September 30, 2016 included refunds of federal and state income taxes of $8.3 million, net of income tax payments, compared to federal, state, and foreign income tax payments of $17.2 million, net of income tax refunds, for the same period of 2015.

Unrestricted cash, cash equivalents, and short-term investments increased $58.3 million from December 31, 2014 to September 30, 2015. The increase in unrestricted funds includes $35.0 million borrowed under the accounts receivable securitization program (further described in the following Financing Arrangements section). During the nine-month period ended September 30, 2015, cash provided by operations of $119.6 million was used to fund $49.5 million of capital expenditures net of proceeds from asset sales (and an additional $51.0 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $22.1 million of notes payable and capital leases; purchase $10.0 million of treasury stock; fund the acquisition of Smart Lines for net cash consideration of $5.2 million; and pay dividends of $4.7 million on common stock.

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

Under our amended and restated credit agreement (the “Amended and Restated Credit Agreement”), we have a revolving credit facility (the “Credit Facility”) which had an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts.

Interest Rate Swap

We have a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2016. The fair value of the interest rate swap liability of $1.6 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which extends until January 2, 2018, provides cash proceeds of $100.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives.

The accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2016, we have available borrowing capacity of $46.7 million under the accounts receivable securitization program.

Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options under extended maturity dates. We believe these agreements provide borrowing capacity options necessary for growth of our businesses.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2016, we had letters of credit outstanding of $19.8 million (including $18.3 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of September 30, 2016, surety bonds outstanding related to our self-insurance program totaled $56.3 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $25.9 million and $61.7 million of revenue equipment during the three and nine months ended September 30, 2016, respectively. ABF Logistics acquired assets held under capital lease arrangements for certain revenue equipment and other equipment totaling less than $0.1 million. The Company did not enter into any other capital lease agreements during the nine months ended September 30, 2016.

As of November 1, 2016, ABF Freight financed the purchase of an additional $3.0 million of revenue equipment through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in ABF Freight’s operations, other equipment, certain construction costs associated with our new office and call center facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2016. These purchase obligations totaled $83.2 million as of September 30, 2016, with $73.4 million estimated to be paid within the next year, $9.4 million estimated to be paid in the following two-year period, and $0.4 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new office and call center facility are included in our 2016 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $135.7 million, including interest, as of September 30, 2016, an increase of $26.3 million from December 31, 2015. The scheduled maturities of our long-term debt obligations as of September 30, 2016, including our contractual obligation to repay the $35.0 million borrowed on our accounts receivable securitization program in January 2018, are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also have a contractual obligation for the fixed-rate interest payments on our interest rate swap agreement which are estimated to exceed the variable-rate interest payments under our Credit Facility by $1.6 million as of September 30, 2016.

There have been no other material changes in the contractual obligations disclosed in our 2015 Annual Report on Form 10‑K during the nine months ended September 30, 2016.

For 2016, our total net capital expenditures are estimated to range from $140.0 million to $150.0 million. The 2016 estimated net capital expenditures include revenue equipment purchases of $95.0 million, primarily related to road tractors and trailers for ABF Freight’s road and city operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $35.0 million are included in the estimate for our previously disclosed growth initiatives, including construction of a new office and call center facility in Fort Smith, Arkansas, a portion of which will replace leased space. The remainder of 2016 expected capital expenditures includes costs of other facility and handling equipment at ABF Freight and technology investments across our businesses. We have the flexibility to adjust planned 2016 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $105.0 million in 2016.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $190.7 million at September 30, 2016. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase.

Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options under extended maturity dates. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Amended and Restated Credit Agreement; and other factors. On November 1, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 15, 2016, payable on November 29, 2016.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the nine months ended September 30, 2016, we used cash on hand to purchase 419,692 shares of our common stock for an aggregate cost of $7.6 million, leaving $39.6 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2016. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $20.2 million from December 31, 2015 to September 30, 2016, primarily due to higher business levels in September 2016 compared to December 2015.

Accounts Payable

Accounts payable increased $19.1 million from December 31, 2015 to September 30, 2016, primarily due to accruals for revenue equipment received by ABF Freight and increased business levels in September 2016 compared to December 2015.

Off-Balance Sheet Arrangements

At September 30, 2016, our off-balance sheet arrangements of $151.2 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 37.0% and 37.2% for the three and nine months ended September 30, 2016, respectively, compared to an effective tax rate of 40.2% and 39.5%, respectively, for the three and nine months ended September 30, 2015. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2016 tax rate to vary significantly from the statutory rate.

The difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30, 2015 and 2016, primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The three- and nine-month periods ended September 30, 2016 were also impacted by the alternative fuel tax credit.

At September 30, 2016, we had net deferred tax liabilities after valuation allowances of $53.5 million. Valuation allowances for deferred tax assets totaled $0.4 million at September 30, 2016 and $0.3 million at December 31, 2015. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2016 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of September 30, 2016, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2016, we had financial reporting income compared to a loss determined under income tax law.  For the nine months ended September 30, 2015, the income determined under income tax law exceeded financial reporting income.

During the nine months ended September 30, 2016, we made $2.5 million of state and foreign tax payments, and received refunds of $10.8 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2016. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of September 30, 2016 and December 31, 2015, treasury shares totaled 2,499,879 and 2,080,187, respectively. Under the repurchase program, the Company purchased 136,346 shares of its common stock during the three months ended September 30, 2016, leaving $39.6 million available for repurchase.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
7/1/2016-7/30/2016	—	$—	—	$42,123
8/1/2016-8/31/2016	103,846	17.97	103,846	$40,257
9/1/2016-9/30/2016	32,500	18.84	32,500	$39,645
Total	136,346	$18.18	136,346

(1)	Represents the weighted average price paid per common share including commission.
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

3.4

Fifth Amended and Restated Bylaws of the Company dated as of October 31, 2016 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 4, 2016, Commission File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: November 8, 2016	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 8, 2016	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer