Form 10-K
period 2016-12-31
ARCBEST CORP /DE/
filed 2017-02-28
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2016, was $414,203,156.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2017, was 25,610,021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held May 2, 2017, are incorporated by reference in Part III of this Form 10-K.

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

•	not achieving some or all of the expected financial and operating benefits of our corporate restructuring or incurring additional costs or operational inefficiencies as a result of the restructuring;
•	relationships with employees, including unions, and our ability to attract and retain employees;
•

unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;

•	competitive initiatives and pricing pressures;
•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans;
•	the cost, integration, and performance of any recent or future acquisitions;
•	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
•	governmental regulations;
•	environmental laws and regulations, including emissions-control regulations;
•	the loss or reduction of business from large customers;
•	litigation or claims asserted against us;
•	the cost, timing, and performance of growth initiatives;
•	the loss of key employees or the inability to execute succession planning strategies;
•	availability and cost of reliable third-party services;
•	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
•	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
•	timing and amount of capital expenditures;
•	self-insurance claims and insurance premium costs;
•	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
•

increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes;

•	potential impairment of goodwill and intangible assets;
•	maintaining our intellectual property rights, brand, and corporate reputation;
•	seasonal fluctuations and adverse weather conditions;
•	regulatory, economic, and other risks arising from our international business;
•	antiterrorism and safety measures; and
•	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation® (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) is a logistics provider with The Skill and The Will® to deliver integrated logistics solutions. The Company was incorporated in Delaware in 1966. On January 1, 2017, we realigned our company’s structure and focused our go-to-market approach under the ArcBestSM brand, which was unveiled in 2014. Now most logistics services are offered under the ArcBest brand, while we continue to offer a full array of asset-based less-than-truckload services through the ABF Freight® network and ground expedite services under the Panther Premium Logistics® brand. Our offerings also include truckload, international air and ocean, time critical, managed transportation, warehousing and distribution, do-it-yourself moving under the U-Pack® brand, and vehicle maintenance and repair from FleetNet America®. Within the industry, our people are known as creative problem-solvers with the drive and commitment to find the right solutions to the daily logistics challenges our customers face.

Our new corporate structure under the ArcBest brand, which was announced on November 3, 2016, better serves customers by unifying the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions. Under our new structure, we are reporting our operating segment results as follows for the year ended December 31, 2016:

•

Asset-Based (formerly the Freight Transportation segment), which represents ABF Freight System, Inc. and certain other subsidiaries, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF Freight”);

•

ArcBest, a single asset-light logistics operation combining the previously reported operating segments of  Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving);

•	FleetNet; and
•	Other and eliminations.

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. The Company has restated certain prior year operating segment data to conform to the current year presentation. There was no impact on consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements. See additional disclosures related to our restated segment data in Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Strategy

Our new structure also accelerates our strategy to be a balanced, highly profitable, and financially sustainable enterprise, providing integrated logistics solutions with the best possible customer experience. We work to build long-term shareholder value by:

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

•

Balancing our revenue and profit mix. We are differentiated from our competition in our ability to offer logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing the mix of our revenue and profits between our asset-based and asset-light businesses. This balance drives long-term financial sustainability by making our business less capital-intensive relative to its size, and by reducing volatility in our business performance through varying cycles, events, and/or environments.

•

Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. Also, our enhanced market approach, which was deployed on January 1, 2017, is designed to improve the customer experience while simultaneously driving added cost efficiency in our business.

We continually analyze where additional capital should be invested and where management resources should be focused to improve relationships with customers and meet their expanding needs. Our management is focused on increasing returns to our stockholders. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our Asset-Light operations. The additional resources invested in growing our Asset-Light operations is part of management’s long-term strategy to ensure we are positioned to serve the changing marketplace through these businesses and our traditional less-than-truckload (“LTL”) operations by providing a comprehensive suite of transportation and logistics services. As part of this strategy, we have completed the following acquisitions and changes to our business model:

•

On June 15, 2012, we acquired Panther Expedited Services, Inc., one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Our Expedite and premium logistics operations are reported in the ArcBest segment.

•	Effective July 1, 2013, we formed the segment previously reported as ABF Logistics in a strategic alignment of the sales and operations functions of our logistics businesses.
•	On April 30, 2014, we acquired a privately-owned business which is reported within the FleetNet segment.
•	During 2014, we established our enterprise solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.
•	On January 2, 2015, we acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately-owned truckload brokerage firm reported in the ArcBest segment.
•	On December 1, 2015, we acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage firm reported in the ArcBest segment.
•

On September 2, 2016, we acquired Logistics & Distribution Services, LLC (“LDS”), a privately-owned logistics and distribution firm with a focus on asset-light dedicated truckload business reported in the ArcBest segment.

•	On January 1, 2017, we realigned our company’s structure and focused our go-to-market approach under the ArcBest brand.

Business Description

We deliver integrated solutions for a variety of supply chain challenges. Our offerings include LTL freight transportation via the ABF Freight network, truckload and dedicated truckload logistics services through our ArcBest segment, ground expedited solutions through the Panther Premium Logistics brand, do-it-yourself moving under the U-Pack brand and vehicle maintenance and repair from FleetNet America. From Fortune 100 companies to small businesses, our customers trust and rely on ArcBest Corporation for their transportation and logistics needs.

With a relentless focus on meeting our customers’ needs and unique access to guaranteed transportation capacity, we create solutions for even the most complex and demanding supply chains. We are focused on providing the best customer experience possible with seamless access to a broad suite of logistics capabilities, including LTL, truckload, international air and ocean, ground expedite, managed transportation, warehousing and distribution, and moving services.

For the year ended December 31, 2016, no single customer accounted for more than 3% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 10% of our consolidated revenues. As of December 2016, we had approximately 13,000 employees of which approximately 67% were members of labor unions.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues, which totaled $1.9 billion for each of the years ended December 31, 2016, 2015, and 2014, accounted for approximately 70%, 71%, and 73% of our total revenues before other revenues and intercompany eliminations in the respective year. For the year ended December 31, 2016, no single customer accounted for more than 4% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 12% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2016, 2015, and 2014.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight provides interstate and intrastate direct service to approximately 48,000 communities through 244 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

Our Asset-Based operations offer transportation of general commodities through standard, time-critical, expedited, and guaranteed LTL services — both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. Shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by our Asset-Based operations include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

Our Asset-Based operations transport a wide variety of large and small shipments to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service center. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various service centers can be reconsolidated for other distribution centers or, more typically, local service centers. After arriving at a local service center, a shipment is delivered to the customer by local trucks operating from the service center. In some cases, when one large shipment or a sufficient number of different shipments at one origin service center are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure-intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in or costs associated with real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are to a large extent fixed in nature unless service levels are significantly changed.

Our Asset-Based operations offer regional service with ABF Freight’s traditional long-haul model to facilitate our customers’ next-day and second-day delivery needs in most areas throughout the United States. Development and expansion of ABF Freight’s regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. Regional service offerings have resulted in reduced transit times and allows for consistent and continuous LTL service. We define our Asset-Based regional market, which represented approximately 60% of its tonnage in 2016, as tonnage moving 1,000 miles or less.

As of December 2016, our Asset-Based segment had approximately 11,000 employees.  Employee compensation and related costs, which amounted to 63.3% of Asset-Based revenues for 2016, are the largest component of the segment’s operating expenses. As of December 2016, approximately 77% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013, implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of our Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 (the “CFCAA”) that was signed into law on December 16, 2014, includes provisions to address the funding of multiemployer pension plans in critical and declining status. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the suspension of certain benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act to improve funding will not reduce the benefit contribution rates ABF Freight is obligated to pay under its current contract with the IBT, and we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. ABF Freight has continued to address with the IBT the effect of the wage and benefit cost structure on its operating results. The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer pension plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan.

Asset-Light Operations

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Through unique methods and processes, including technology solutions and the use of third-party service providers, our Asset-Light operations provide various logistics and maintenance services without significant investment in revenue equipment or real estate.

For the year ended December 31, 2016, 2015, and 2014, the combined revenues of our Asset-Light operations totaled $803.4 million, $765.4 million, and $694.5 million, respectively, accounting for approximately 30%, 29%, and 27% of our total revenues before other revenues and intercompany eliminations in the respective years. For the year ended December 31, 2016, no single customer accounted for more than 5% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 15% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2016, 2015, and 2014.

ArcBest Segment

As previously discussed in “Strategy” within this Business section, our ArcBest segment originated with the formation of the ABF Logistics segment in July 2013, when we strategically aligned the sales and operations functions of our organic logistics businesses. The ArcBest segment now also includes the former Panther and ABF Moving segments and the acquired operations of Smart Lines, Bear, and LDS. As of December 2016, the ArcBest segment had approximately 1,000 employees. The ArcBest segment offers the following solutions:

Truckload

Our Truckload service provides third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over the road and intermodal, flatbed, temperature-controlled, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. We offer a growing network of over 18,000 vetted service providers. We offer services to 50 states, Canada, and Mexico. With the acquisition of LDS in 2016, we also provide Truckload – Dedicated services to our customers.

Expedite

Through the Panther Premium Logistics brand, we offer Expedite freight transportation services to commercial and government customers and we offer premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics service, ArcBest solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and contract carriers. Additional value is created for customers through seamless access to the ABF Freight network.

Substantially all of the network capacity for our Expedite operations is provided by third-party contract carriers, including owner operators, ground linehaul providers, cartage agents, and other transportation asset providers, which are selected based on their ability to serve our customers effectively with respect to price, technology capabilities, geographic coverage, and quality of service. Third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our Expedite operations own a fleet of trailers, the communication devices used by its owner operators, and certain highly specialized equipment, primarily temperature-controlled trailers, to meet the service requirements of certain customers.

International

Our International services provide international ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide. As a non-vessel ocean common carrier (NVOCC), we provide less than container load (LCL) and full container load (FCL) service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States.

Warehousing

We offer a full suite of warehousing and distribution services, including customized warehouse management through a full range of inbound and outbound freight services. Our advanced software provides end-to-end inventory tracking, visibility and real-time execution.

Managed Transportation

We also provide freight transportation and management services for customers. ArcBest seeks to offer value through identifying specific challenges of customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for customers through seamless access to both the ABF Freight network and the Panther network, offering unique access to guaranteed capacity.

Moving

Our Moving services offer flexibility and convenience to the way people move through targeted service offerings for the “do it yourself” consumer, corporate account employee relocations, and military relocations. We offer these targeted services at competitive prices that reflect the additional value customers find in Moving’s convenient, reliable service offerings. Industry leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as, final mile, retail logistics, supply chain optimization, and trade show shipping services.

FleetNet Segment

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides roadside assistance and maintenance management services for commercial vehicles to customers in the United States and Canada through a network of third-party service providers. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the established nationwide service. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997. FleetNet’s operations were expanded with the acquisition of a privately-owned business on April 30, 2014. FleetNet had approximately 300 employees as of December 2016.

Competition, Pricing, and Industry Factors

Competition

We seek to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to our services in order to respond with customized solutions.

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight, Inc. (included in the FedEx Freight operating segment of FedEx Corporation), UPS Freight (a business unit of United Parcel Service, Inc.), Old Dominion Freight Line, Inc., Saia, Inc., the LTL operating segment of Roadrunner Transportation Systems, Inc., and the LTL operations of XPO Logistics, Inc. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 13,000 active brokerage authorities, as well as asset-based truckload carriers and logistics companies, large expedited carriers including FedEx Custom Critical, smaller expedited carriers, foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, internal shipping departments at companies that have substantial transportation requirements, smaller niche service providers, and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. ArcBest’s Moving services compete with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. ArcBest’s performance in each of these areas of competitive distinction has enabled the segment to secure business and help meet growth expectations within our Asset-Light operations.

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

Pricing

Approximately 35% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of this business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value we provide to the customer, and current market conditions.

Our Asset-Based and certain operations within our ArcBest segment charge a fuel surcharge which is based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

Industry Factors

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

We are subject to various laws, rules, and regulations and are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The ArcBest segment’s network of third-party contract carriers must comply with the safety and fitness regulations of the Department of Transportation (the “DOT”), including those relating to drug and alcohol testing and hours of service. Any future modifications to these rules and other regulations impacting the transportation industry may impact our operating practices and costs.

In December 2015, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued a final rule regarding the requirements for interstate commercial trucks to install electronic logging devices (“ELDs”) to monitor compliance with hours-of-service regulations. Motor carriers will be required to be in compliance with the mandate by December 2017. As of February 1, 2017, ELDs were fully operational for electronic logging purposes on ABF Freight’s city and road tractors. ABF Freight has also completed the process of integrating existing reporting with the new ELD solution which allows for the electronic capture of drivers’ hours of service. Although costs were incurred to comply with the ELD mandate, management expects the devices and the integrated reporting to improve administrative, dispatch, operational, and maintenance efficiencies.

Our operations are impacted by seasonal fluctuations which are described in “Seasonality” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Annual Report on Form 10-K.

Technology

Our advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology we use have been developed internally and tailored specifically for customer or internal business processing needs.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including an application for mobile devices which allows customers to access information about their shipments and request shipment pickup. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own Web site or backend information systems. As a result, our customers can provide shipping information and support directly to their own customers.

Expedite freight transportation customers of the ArcBest segment communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, internet, or Electronic Data Interchange (“EDI”). The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the contracted carrier is selected, the cost for the transportation has been agreed upon, and the contract carrier has committed to provide the transportation, we are in contact with the contract carrier through numerous means of communication (including EDI, its proprietary Web site, email, fax, telephone, and mobile applications) and utilize satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates our fully-integrated internal software and provides customers with real-time electronic updates.

Insurance, Safety, and Security

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty, and cargo loss and damage. We are effectively self-insured for $1.0 million of each workers’ compensation loss and generally $1.0 million of each third-party casualty loss. We are also self-insured for each cargo loss, up to a $0.3 million deductible for our Asset-Based segment and a $0.1 million deductible for our ArcBest segment. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2017 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

As evidenced by being an eight-time winner of the American Trucking Associations’ Excellence in Security Award, a seven-time winner of the President’s Trophy for Safety, and a six-time winner of the Excellence in Claims/Loss Prevention Award, management believes its Asset-Based operations have one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

Our operations are subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) and regulations issued by the U.S. Department of Homeland Security. We are not able to accurately predict how past or future events will affect government regulations and the transportation industry. We believe that any additional security measures that may be required by future regulations could result in additional costs; however, other carriers would be similarly affected.

Environmental and Other Government Regulations

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil.

In August 2011, the Environmental Protection Agency (“EPA”)  and the National Highway Traffic Safety Administration (the “NHTSA”) established a national program to reduce greenhouse gas (“GHG”) emissions and establish new fuel efficiency standards for commercial vehicles beginning in model year 2014 and extending through model year 2018. The new tractors our Asset-Based segment has placed in service since 2014 are equipped with engines that meet such standards. In August 2016, the EPA and the NHTSA jointly finalized a national program establishing the second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, and also instituting fuel efficiency improvement technology requirements for trailers beginning with model year 2018 and extending through model year 2027. The vehicle and engine rules cover model years 2021-2027. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, fuel economy, and/or fuel formulation, such as regulations enacted by the California Air Resources Board (“CARB”). At the present time, management believes that these regulations may not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove to be as cost-effective as forecasted by the EPA/NHTSA. However, although fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted either federally or locally.

Our Asset-Based operations store fuel for use in tractors and trucks in 62 underground tanks located in 18 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results.

Certain of our Asset-Based service center facilities operate with non-discharge certifications or stormwater permits under the federal Clean Water Act (“CWA”). The stormwater permits require periodic monitoring and reporting of stormwater sampling results and establish maximum levels of certain contaminants that may be contained in such samples.

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

Reputation and Responsibility

Our Company and our brands are consistently recognized for best-in-class performance.

Brands

The value of our brands is critical to our success. The ABF Freight brand is recognized in the industry for our Asset-Based segment’s leadership in commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a premium service provider, and that the ABF Freight brand stands for excellence in the areas of customer service, reliability, strategic business partnership, and tactical problem solving. The Panther Premium Logistics brand within the operations of our ArcBest segment is also synonymous with premium service that surpasses customer expectations. Customers rely on the Panther Premium Logistics brand when their shipment cannot fail, and contract carriers look to the Panther Premium Logistics brand for unique opportunities to grow their business profitably.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” and “The Skill & The Will.” For some marks, we also have registered or are pursuing registration in certain other countries. We believe these marks or designs are of significant value to our business and play an important role in enhancing brand recognition and executing our marketing strategy.

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In our hometown of Fort Smith, Arkansas, we have been a long-time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2016, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

In January 2016, the Company was named to Chief Executive Magazine’s “2016 Best Companies for Leaders List.” Rankings are affected by a company’s reputation among its peers as a source for well-rounded talent. Five criteria were considered, including having a formal leadership process in place and the CEO’s commitment level to leadership-development programs. The Company also received the Circle of Excellence award from the National Business Research Institute for its effort in increasing employee engagement. In May 2016, ArcBest Corporation was named to Forbes’ “America’s Best Employers” list for 2016. The Company was also ranked 13th in The Commercial Carrier Journal’s 2016 list of “Top 250 For-Hire Carriers.”

Asset-Based Segment

In 2016, our Asset-Based carrier ABF Freight was named to Inbound Logistics’ list of “Top 100 Trucking Companies.” For the fourth consecutive year and the fifth time overall, ABF Freight received the “Quest for Quality Award” from Logistics Management magazine. ABF Freight has been ranked in the top 25 on Selling Power magazine’s list of “Best Companies to Sell For” for 14 consecutive years. Marking the eighth year in a row to be honored by Training magazine, ABF Freight was listed thirteenth in the “Training Top 125” in February 2017. For the fourth consecutive year and the sixth time in the last seven years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology. In July 2016, ABF Freight was selected as a SupplyChainBrain “2016 Great Supply Chain” partner.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in “Insurance, Safety, and Security” within this Business section, ABF Freight is an eight-time winner of  the American Trucking Associations’ Excellence in Security Award, a seven-time winner of the President’s Trophy for Safety, and a six-time winner of the Excellence in Claims/Loss Prevention Award. In January 2017, two ABF Freight drivers were named by the American Trucking Associations as captains of the 2017-2018 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2015, our Asset-Based segment began voluntarily installing aerodynamic aids on its fleet of over-the-road trailers to further enhance fuel economy and reduce emissions.  In 2006, ABF Freight was accepted in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. In recognition of ABF Freight’s industry leadership in freight supply chain environmental performance and energy efficiency, the EPA’s SmartWay Transport Partnership awarded ABF Freight a SmartWay Excellence Award in 2014. For the past seven years, ABF Freight was recognized in Inbound Logistics’ annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

ArcBest Segment

Our ArcBest segment was recognized by Transport Topics on the “Top Freight Brokerage Firms of 2016” list, ranking 21st – up from 30th in 2015. In recognition of our Expedite operations’ commitment to quality, Panther Premium Logistics was awarded the “Quest for Quality Award” by Logistics Magazine for the fourth consecutive year. In 2016, Panther received the “National Expedited Carrier of Year” award for the second consecutive year by the National Shippers Strategic Transportation Council.

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

ITEM 1A.RISK FACTORS

The nature of the business activities we conduct subjects us to certain hazards and risks. This Risk Factors section discusses some of the material risks relating to our business activities, including business risks affecting the transportation industry in general as well as risks specific to our Company that are largely out of our control. Other risks are described in “Competition, Pricing, and Industry Factors” within Business included in Part I, Item 1 and in Quantitative and Qualitative Disclosures About Market Risk included in Part II, Item 7A of this Annual Report on Form 10-K. These risks are not the only risks we face. We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities; illegal acts, including terrorist attacks; and/or other market disruptions. We could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks or circumstances actually occurs, it could materially harm our business, results of operations, financial condition, and cash flows and impair our ability to implement business plans or complete development activities as scheduled. In that case, the market price of our common stock could decline.

We are dependent on our information technology systems, and a systems failure, data breach, or other cyber incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, and proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. A significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial condition.

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

We may not achieve some or all of the expected financial and operating benefits of our corporate restructuring and the restructuring may adversely affect our business, results of operations, financial condition, and cash flows.

On November 3, 2016, we announced our plan to implement a new corporate structure to unify our sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and to allow us to operate as one logistics provider under the ArcBestSM brand, as previously discussed in “Business” included in Part I, Item 1 of this Annual Report on Form 10-K. As a result of this plan, we eliminated approximately 130 positions and recorded $10.3 million of restructuring charges in operating expenses during the fourth quarter of 2016, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses (see Note O to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). We estimate we will incur additional charges of approximately $2.0 million in 2017 related to the restructuring.

The calculation of anticipated charges, as well as cost savings and other benefits, resulting from our corporate restructuring are based on estimates and assumptions which are subject to uncertainties. Implementation of the restructuring plan is costly and disruptive to certain aspects of our business. We may incur additional, unexpected costs or our estimates and assumptions may otherwise prove to be inaccurate, and we may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring. Restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business, and we may experience inefficiencies during transitional periods of our restructuring. If we incur additional costs or fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We depend on our employees to support our business operations and future growth opportunities. If our relationship with our employees deteriorates, if we have difficulty attracting and retaining employees, or if our Asset-Based segment is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of December 2016, approximately 77% of our Asset-Based segment’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which extends through March 31, 2018. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers and freight-handling personnel for our Asset-Based operations, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels, and the available pool of drivers has been declining. Difficulty in attracting and retaining qualified drivers and freight-handling personnel or contractually required increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow the company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business. In addition to difficulties we may experience in driver retention, if we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs.

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

We face significant competition in local, regional, national, and, to a lesser extent, international markets. Our Asset-Based segment competes with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. Our ArcBest segment competes with domestic and global logistics service providers which compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. These competitive factors include, but are not limited to, the following:

•

Some of our competitors have greater capital resources, a lower cost structure, or greater market share than we do or have other competitive advantages. The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. Our Asset-Based segment could experience some competitive difficulties if the remaining LTL carriers, in fact, realize advantages because of their size. Industry consolidations could also result in our competitors providing a more comprehensive set of services at competitive prices.

•

Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers, and  have greater operating flexibility because they are subject to less stringent labor work rules. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.

•

Some of our competitors, such as railroads, are outside the motor carrier freight transportation industry and certain challenges specific to the motor carrier freight transportation industry, including the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; changes to driver hours-of-service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations, could result in the service offerings of these competitors being more competitive.

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

•

Competition in the LTL industry from asset-light logistics and freight brokerage companies may adversely affect customer relationships and prices in our Asset-Based operations. Conversely, the operations of our ArcBest segment may be adversely impacted if customers develop their own logistics operations, thus reducing demand for our services, or if shippers shift business to truckload brokerage companies or asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity. Our FleetNet operations also face a competitive disadvantage from companies which insource their fleet repair and maintenance services.

•

To keep pace with advances in technology and client demands, we must anticipate market trends and enhance our information technology systems and continue to develop innovative services and capabilities in order to remain competitive. Our customers may not be willing to accept higher freight rates to cover the costs of our increased investments in technology.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight System, Inc. and certain other subsidiaries reported in our Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees in accordance with its collective bargaining agreement with the IBT and other related supplemental agreements.

The multiemployer plans to which ABF Freight contributes, which have been established pursuant to the Taft-Hartley Act, are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Reform Act under the CFCAA. Through the term of its current collective bargaining agreement, ABF Freight’s obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contribution amounts that will be required under future collective bargaining agreements for ABF Freight’s contractual employees.

Several of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded. The underfunded status of these plans developed over many years, and we believe that an improved funded status will also take time to be achieved if it can be achieved at all. In addition, the highly competitive industry in which we operate could impact the viability of contributing employers. The reduction or loss of contributions by member employers, the impact of market risk on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, all of which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements.

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2015, approximately 60% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical and declining status”, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). Critical and declining status is applicable to critical status plans under the PPA that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Approximately 4% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status” (generally less than 65% funded) but not in “critical and declining status” and approximately 3% of its contributions are made to plans that are in “endangered status” (generally more than 65% but less than 80% funded), as defined by the PPA.

Approximately one-half of our ABF Freight’s multiemployer pension contributions are made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 42.1%, 47.9%, and 48.4% as of January 1, 2016, 2015, and 2014, respectively. In September 2015, the Central States Pension Plan filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants in the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is ABF Freight’s understanding that its contribution rate is not expected to increase during this period (though there are no guarantees). ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans in addition to Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions.

As part of our long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we have strategically invested in our ArcBest segment with the acquisitions of Logistics & Distribution Services, LLC during 2016 and Smart Lines Transportation Group, LLC and Bear Transportation Services, L.P. during 2015. We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The processes of evaluating acquisitions and performing due diligence procedures include risks which may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Further, we may not be able to acquire any additional companies at all or on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing the strategic transactions.

Acquisitions may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue or earnings from the operation of an acquired business to offset our acquisition or investment costs. The degree of success of our acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends, in part, upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others:

•	retention of customers, key employees, and third-party service providers;
•	unanticipated issues in the assimilation and consolidation of information, communications, and other systems, including additional systems training and other labor inefficiencies;
•	consolidation of corporate and administrative infrastructures;
•	difficulties and costs of on-boarding employees to our policies, procedures, business culture, and benefits and compensation programs, which may be inconsistent with those of the acquired company;
•	difficulties managing businesses that are outside our historical core competency;
•	inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them;
•	the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
•	increased tax liability or other tax risk if future earnings are less than anticipated or there is a change in the tax deductibility of certain items; and
•

other unanticipated issues, expenses, and liabilities, including previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.

The risks involved in successful integration could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. The diversion of management’s attention from our current operations to the acquired operations and any difficulties encountered in combining operations, including underestimation of the resources required to support the acquisitions, could prevent us from realizing the full benefits anticipated from the acquisitions, and within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case, primarily in the North American economy, as well as our customers’ inventory levels and available tractor and trailer capacity in the trucking industry. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight in the market and related pricing. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, thus negatively impacting our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our structure proportionately with fluctuations in volume levels. Customers encountering adverse economic conditions or facing credit issues could experience cash flow difficulties and, thus, represent a greater potential for payment delays or uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. Our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend credit to certain of these customers which increases our exposure to uncollectible receivables.

Given the economic conditions of recent years, current economic uncertainties, and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies, resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels or otherwise, could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our accounts receivable securitization program and the revolving credit facility (“Credit Facility”) outstanding under our Amended and Restated Credit Agreement. Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $70.0 million remains outstanding at the end of February 2017, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new note payable or capital lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

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

ABF Freight System, Inc. also holds a federal Hazardous Materials Safety Permit (“HMSP”) issued by the FMCSA for our Asset-Based segment’s transportation of certain types and amounts of hazardous materials. In February 2017, ABF Freight System, Inc. was notified that the FMCSA would be conducting a compliance review of its records and safety management practices. In the event our Asset-Based segment loses the ability to operate with a HMSP due to revocation or suspension of the permit, either following the compliance review or at some time in the future, the segment could experience a loss of business which would have a material adverse effect on our results of operations.

Our ArcBest segment utilizes third-party service providers who are subject to similar regulation requirements as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on our ArcBest segment’s business and results of operations. Also, activities by these providers that violate applicable laws or regulations could result in government or third party actions against us. Although third-party service providers with whom we contract agree to abide by our policies and procedures, we may not be aware of, and may therefore be unable to remedy, violations by them.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. At certain facilities of our Asset-Based operations, we store fuel in underground and aboveground tanks and/or we operate with non-discharge certifications or stormwater permits under the federal Clean Water Act. We may be subject to substantial fines or civil penalties if we fail to obtain proper certifications or permits or if we do not comply with required testing provisions. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, and hazardous waste disposal. Under certain environmental laws, we could be subject to strict liability for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business, results of operations, financial condition, and cash flows. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions have also required vendors to introduce new engines, and the maintenance demands and reliability of vehicles equipped with these newly designed engines, as well as the residual values realized from the disposition of these vehicles, is uncertain. Such regulatory actions may also require changes in our operating practices and impair equipment productivity. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

The loss or reduction in business from one or more large customers could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Although we do not have a significant customer concentration, the growth of our business could be materially impacted and our results of operations would be adversely affected if we lost all or a portion of the business of some of our large customers because they: chose to divert all or a portion of their business with us to one of our competitors; demanded pricing concessions for our services; required us to provide enhanced services that increase our costs; or developed their own shipping and distribution capabilities.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort by our management team.  Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

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

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Hiring new employees may increase training costs and may result in temporary labor inefficiencies. In addition, as we focus on growing the businesses in our ArcBest segment, we may encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels, as portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. We may not be able to appropriately adjust our cost structure to changing market demands, and we may incur additional costs related to purchased transportation and/or labor inefficiencies experienced while, and for a time following, training employees who were hired to manage growth or were brought onboard from companies we have acquired. These costs of managing our cost structure could have a material adverse effect on our results of operations and financial condition. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement in our Asset-Based segment’s results of operations.

Our management team is an important part of our business and loss of key employees could impair our business, results of operations, and financial condition.

We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees or inability to execute our succession planning strategies could have an adverse effect on our business, results of operations, and financial condition if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business.

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our business, results of operations, financial condition, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, we may not be able to negotiate competitive contracts with railroads or other third-party service providers to expand our capacity, add additional routes, or obtain services at costs which are acceptable to us or our customers. If these situations occur, our business, results of operations, financial condition, cash flows, and customer relationships could be adversely impacted.

Our ability to secure the services of such third-party service providers is affected by many risks beyond our control. The inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators for our Expedite operations and drivers of contracted truckload carriers for our brokerage operations; shortages in available cargo capacity; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in regulations impacting transportation; labor disputes; or a significant interruption in service or stoppage in third-party transportation services could have a material adverse effect on the operating results of our Asset-Light businesses.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our Asset-Light businesses and our customer relationships.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our ArcBest segment, which are dependent on third-party contract carriers. From time to time, the drivers who are employees, owner operators, or independent contractors working for third-party carriers that we contract with are involved in accidents that may result in cargo loss or damage, other property damage, or serious personal injuries. As a result, claims may be asserted against us for actions by such drivers or for our actions in retaining them. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our engagement of independent contractor drivers to provide a portion of the capacity for our Expedite operations within our ArcBest segment exposes us to different risks than we face with our employee drivers. If we have difficulty in securing independent owner-operators or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

The driver fleet of the Expedite operations within our ArcBest segment is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators from the available pool of drivers and fleets, and we may be required to increase owner operator compensation or take other measures to remain an attractive option for owner operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in labor costs, our services may be less competitive which could have an adverse effect on our business. Furthermore, as these independent owner operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time which may impede our ability to deliver freight in a timely manner. If we fail to meet certain customer needs or incur increased expenses to do so, this could adversely affect the business, financial condition, and results of operations of our ArcBest segment.

We pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact the results of operations of our ArcBest segment.

Many states have initiated enforcement programs to evaluate the classification of independent contractors, and class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of the Expedite operations within our ArcBest segment as employees. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on the results of operations and financial condition of our ArcBest segment.

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

If we default under the terms of our Amended and Restated Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. In the event of a default under either of these facilities, we could automatically default on the other of these facilities and on our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts receivable securitization program, the lenders could proceed against the collateral by which our Credit Facility is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our Amended and Restated Credit Agreement or accounts receivable securitization program, changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

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

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; it may be necessary for us to utilize our existing financing arrangements to a greater extent or enter into additional financing or leasing arrangements, possibly on less favorable terms; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. In addition, our Credit Facility contains provisions that could limit our level of annual capital expenditures. If we were unable to properly forecast capital needs and/or were unable to generate sufficient cash from operations, obtain adequate financing at acceptable terms, or if our capital spending was otherwise limited, there could be an adverse effect on our business, profitability, and growth.

Claims expenses or the cost of maintaining our insurance could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for accidents or for cargo loss or damage, property damage, personal injury, and workers’ compensation occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize for our Asset-Light businesses, for our actions in retaining their services, or for loss or damage to our customers’ goods for which we are determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. We have established liabilities which are adjusted to reflect our claims experience; however, actual claims costs and legal expenses may exceed our estimates. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results. We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event. Our self-insurance program for third-party casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-

insured retention limits. We could also experience additional increases in our insurance premiums or deductibles in the future due to market conditions or if our claims experience worsens. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In particular, with the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “PPACA”), we are required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over time, with the majority of the most impactful provisions affecting us having begun in the second quarter of 2015. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in our health care plans may ultimately find it more advantageous to do so. In general, implementing the requirements of health care reform has imposed additional administrative costs. The costs of maintaining and monitoring compliance and reports and other effects of these new healthcare requirements, including any failure to comply, may significantly increase our health care coverage costs and could materially adversely affect our financial condition and results of operations. Further regulatory action relating to the PPACA is expected as a result of the outcome of the recent U.S. presidential election, which could result in changes to healthcare eligibility, design, and cost structure that could have an adverse impact on our business and operating costs.

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

We depend heavily on the availability of fuel for our trucks. Fuel shortages, changes in fuel prices, and the inability to collect fuel surcharges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters, armed conflicts, terrorist attacks, actions by producers, or other political, economic, and market factors that are beyond our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We maintain fuel storage and pumping facilities at our distribution centers and certain other terminals; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters, and fuel prices have fluctuated significantly in recent years. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our Asset-Based segment and the Expedite operations of our ArcBest segment charge a fuel surcharge based on an index of national diesel fuel prices. Although revenues from fuel surcharges generally offset increases in direct diesel fuel costs, we incur certain fuel costs that cannot be recovered with fuel surcharges, and other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2016, the fuel surcharge mechanism generally continued to have market acceptance among our customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. Also, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially in periods in which fuel prices rapidly increase. In periods of declining fuel prices, our fuel surcharge percentages also decrease, which negatively impacts our revenues, and the revenue decline may be disproportionate to our fuel costs. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.

Higher fuel prices cause customers of our FleetNet segment to seek cost savings throughout their businesses which may result in a reduction of miles driven and/or a deferral of maintenance practices that may reduce the volume of our maintenance service events, resulting in an adverse impact on the segment’s results of operations, financial condition and cash flows.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, as well as higher costs of equipment-related operating expenses, could adversely affect our results of operations and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Business included in Part I, Item 1 of this Annual Report on Form 10-K. Greenhouse gas emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. A number of states have mandated, and California and certain other states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators of the Expedite operations of our ArcBest segment, are also subject to increased regulations and higher equipment and fuel prices which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry which could lead to a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

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

We may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for our Asset-Based operations could have a material adverse effect on our business, results of operations, and financial condition.

During prolonged periods of decreased business levels, we and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. If market prices for used revenue equipment decline, corresponding decreases in our established salvage values on equipment being used in our Asset-Based operations would increase our depreciation expense, and we could incur impairment losses on assets held for sale which could have an adverse effect on our results of operations.

Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.

As of December 31, 2016, we had recorded goodwill of $108.9 million and intangible assets, net of accumulated amortization, of $80.5 million. Our goodwill and intangible assets resulted primarily from acquisitions in the ArcBest segment. The Expedite, Truckload, and Moving service lines within our ArcBest segment have significant goodwill and are each evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets in 2016, 2015, and 2014 produced no indication of impairment of the recorded balances. However, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Our corporate reputation and our business depend on a variety of intellectual property rights, including trademarks, domain names, trade secrets, copyrights, patents, and licenses and other contractual rights.    If we are unable to maintain our corporate reputation, our brands, and other intellectual property rights, or if we face claims of infringement of third-party rights, our business may suffer.  The costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

ArcBest is recognized as a multi-faceted logistics provider with creative problem solvers who deliver integrated logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in its commitment to quality, customer service, safety, and technology. The Panther Premium Logistics brand within the operations of our ArcBest segment is synonymous with premium service. Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther Premium Logistics, and U‑Pack and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. With the increased use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” and “The Skill & The Will.”  For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology, either of which could be infringed upon, or subject to claims of infringement.  Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against a third-party infringement claim, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Our results of operations could be impacted by seasonal fluctuations or adverse weather conditions.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest operating segments can be adversely affected by inclement weather conditions. The first quarter of each year generally has the lowest tonnage levels; at the same time, operating expenses may increase due to, among other things, a decline in fuel economy because of higher fuel density in colder temperatures, higher accident frequency, increased claims, and potentially higher equipment repair expenditures caused by harsh weather. Expedite shipments of our ArcBest segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations, and service event volume is generally lower during mild weather conditions. Business levels of the moving services provided by our ArcBest segment are generally lower in the non-summer months when demand for moving services is typically lower. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and business levels and, consequently, our operating results.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space on third-party aircraft, ocean vessels, and other modes of transportation; burdens of complying with a wide variety of international and United States regulations, including export and import laws as well as different liability standards and less developed legal systems; difficulties in enforcing contractual obligations and intellectual property rights; and changes in foreign exchange rates. Additional risks associated with our international business include restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments, and changes in international tax laws and regulations. In addition, natural disasters, pandemics, acts of terrorism, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) and hold Customs-Trade Partnership Against Terrorism (“C-TPAT’) status for businesses within our Asset-Based and ArcBest segments. Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in criminal and civil penalties against us. If we are unable to maintain our C-TPAT status, we may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers, because of the enhanced levels of supply chain security provided by participating in the C-TPAT program. In addition, loss of C‑TPAT status may result in significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally.

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

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains 196,800 square feet. To support growth of its operating subsidiaries, the Company previously announced its plans to construct a call center facility and office building in Fort Smith, Arkansas, a portion of which will replace leased space. Construction of the new building commenced in April 2015 with an anticipated completion date in late Spring 2017. Certain of the Company’s subsidiaries will continue to operate from the existing corporate headquarters office building after the new facility is constructed.

Asset-Based Segment

As of December 31, 2016, the Asset-Based segment operated out of 245 terminal facilities, 10 of which also serve as distribution centers. The Company owns 76 of these facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Kansas City, Missouri	252	166,200
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, The ArcBest segment leases two office and warehouse locations in Sparks, Nevada totaling approximately 144,600 square feet, three sales office locations in Fort Smith, Arkansas totaling approximately 58,600 square feet, one office location in Wichita Falls, Texas totaling approximately 15,400 square feet, and 8 other locations with approximately 34,500 square feet of office and warehouse space. The Company sold certain properties located in Wichita Falls, Texas as part of the divesting of certain subsidiaries on December 30, 2016. See Note A to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding this transaction.

The FleetNet segment owns its offices located in Cherryville, North Carolina containing approximately 38,900 square feet and leases 8,800 square feet of secondary office space in Charlotte, North Carolina.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation (the “Company”) trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCB.” The following table sets forth the high and low recorded sale prices of the common stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2015
First quarter	$46.75	$36.95	$0.06
Second quarter	39.78	31.21	0.06
Third quarter	34.97	24.80	0.06
Fourth quarter	28.80	19.97	0.08

2016
First quarter	$23.92	$16.43	$0.08
Second quarter	22.52	14.85	0.08
Third quarter	20.00	15.40	0.08
Fourth quarter	33.95	18.60	0.08

As of February 22, 2017, there were 25,610,021 shares of the Company’s common stock outstanding, which were held by 259 stockholders of record.

On January 31, 2017, the Board of Directors declared a quarterly dividend of $0.08 per share to stockholders of record on February 14, 2017. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Amended and Restated Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2016 and 2015, treasury shares totaled 2,565,399 and 2,080,187, respectively. Under the repurchase program, the Company purchased 419,692 shares during the nine months ended September 30, 2016, and purchased 65,520 shares during the three months ended December 31, 2016 as summarized in the following table, leaving $37.7 million available for repurchase under the program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
10/1/2016-10/31/2016	—	$—	—	$39,645
11/1/2016-11/30/2016	52,720	28.75	52,720	$38,129
12/1/2016-12/31/2016	12,800	31.19	12,800	$37,730
Total	65,520	$29.23	65,520

(1)	Represents the weighted average price paid per common share including commission.
(2)

In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2016. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2016	2015	2014	2013	2012(1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,700,219	$2,666,905	$2,612,693	$2,299,549	$2,065,999
Operating income (loss)(2)	28,970	75,496	69,239	19,070	(14,568)
Income (loss) before income taxes(2)	28,287	72,734	70,612	19,461	(16,992)
Income tax provision (benefit)	9,635	27,880	24,435	3,650	(9,260)
Net income (loss)(2)	18,652	44,854	46,177	15,811	(7,732)
Earnings (loss) per common share, diluted(2)	0.71	1.67	1.69	0.59	(0.31)
Cash dividends declared per common share(3)	0.32	0.26	0.15	0.12	0.12
Balance Sheet Data:
Total assets	1,309,992	1,262,909	1,127,622	1,017,326	1,034,462
Current portion of long-term debt	64,143	44,910	25,256	31,513	43,044
Long-term debt (including notes payable and capital leases, excluding current portion)	179,530	167,599	102,474	81,332	112,941
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(4)	142,833	152,378	85,880	24,211	68,854
Depreciation and amortization of fixed assets	98,814	89,040	81,870	84,215	85,493
Amortization of intangibles	4,239	4,002	4,352	4,174	2,261

(1)	On June 15, 2012, the Company acquired Panther Expedited Services, Inc. Panther’s operations have been included in the consolidated results of operations since the acquisition date.
(2)

2016 includes restructuring costs of $10.3 million (pre-tax), or $6.3 million (after-tax) or $0.24 per diluted share, related to the realignment of the Company’s corporate structure (see Note O to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(3)	The Company’s Board of Directors increased the quarterly cash dividend to $0.06 per share in October 2014 and to $0.08 per share in October 2015.
(4)	Capital expenditures are shown net of proceeds from the sale of property, plant, and equipment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation® (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and integrated logistics solutions. On November 3, 2016, we announced our plan to implement a new corporate structure to unify our sales, pricing, customer service, marketing, and capacity sourcing functions, and allow us to operate as one logistics provider under the ArcBestSM brand. Under our new structure, our operations are conducted through our three reportable operating segments:

•	Asset-Based (formerly the Freight Transportation segment), which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”);
•	ArcBest, which represents the combined operations of the former Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) segments; and
•	FleetNet (formerly the Emergency & Preventative Maintenance segment).

The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. See additional segment descriptions in “Business” included in Part I, Item 1 and in Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, which reflects our new corporate structure. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate operating structure. There was no impact on consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of restructuring activities.

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
•

an overview of consolidated results with 2016 compared to 2015 and 2015 compared to 2014, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;

•	a financial summary and analysis of the Asset-Based segment results of 2016 compared to 2015 and 2015 compared to 2014, including a discussion of key actions and events that impacted the results;
•

a financial summary and analysis of the results of the Asset-Light operations for 2016 compared to 2015 and 2015 compared to 2014, including a discussion of key actions and events that impacted the results; and

•

a discussion of other matters impacting operating results including seasonality, effects of inflation, economic conditions, environmental and legal matters, and information technology and cybersecurity.

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

The key indicators necessary to understand our operating results include:

•	For the Asset-Based segment:
•	overall customer demand for Asset-Based transportation services, including the impact of economic factors;
•	volume of transportation services provided, primarily measured by average daily shipment weight (“tonnage”), which influences operating leverage as tonnage levels vary;
•	prices obtained for services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and
•

ability to manage cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

•	For the Asset-Light operations:
•

primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;

•	prices obtained for services, primarily measured by revenue per shipment or event;
•	net revenue for the ArcBest segment, which is defined as revenues less purchased transportation operating expense; and
•	management of operating costs.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2016	2015	2014
	(in thousands, except per share data)
REVENUES
Asset-Based	$1,916,394	$1,916,579	$1,928,531
ArcBest	640,734	590,436	535,915
FleetNet	162,629	174,952	158,581
Other and eliminations	(19,538)	(15,062)	(10,334)
Total consolidated revenues	$2,700,219	$2,666,905	$2,612,693

OPERATING INCOME
Asset-Based	$33,571	$62,436	$50,093
ArcBest	6,864	20,792	22,654
FleetNet	2,425	2,954	3,122
Other and eliminations	(13,890)	(10,686)	(6,630)
Total consolidated operating income	$28,970	$75,496	$69,239

NET INCOME	$18,652	$44,854	$46,177

DILUTED EARNINGS PER SHARE	$0.71	$1.67	$1.69

Our consolidated revenues, which totaled $2.7 billion for 2016, increased 1.2% compared to 2015, preceded by a 2.1% increase in 2015 revenues compared to 2014. The year-over-year increase in consolidated revenues for 2016 reflects a 5.0% increase in revenues of our Asset-Light operations, on a combined basis, driven by incremental revenues from businesses acquired. The increase in consolidated revenues for 2015, compared to 2014, reflects a 10.0% increase in our Asset-Light revenues offset, in part, by a 0.6% decrease in Asset-Based revenues.

Asset-Based revenues represented 70%, 71%, and 73% of total revenues before other revenues and intercompany eliminations for 2016, 2015, and 2014, respectively. Asset-Based revenues for 2016 were relatively consistent with 2015, as the 1.3% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, was offset by the 1.8% decline in tonnage per day. The 0.6% decrease in Asset-Based revenues in 2015, as compared to 2014, was primarily due to lower fuel surcharges associated with decreased fuel prices in 2015 and a decline in tonnage levels.

As a result of business acquisitions and growth due to strategic investments in personnel and infrastructure in recent years, our Asset-Light operations have become a larger proportion of consolidated revenues, generating 30%, 29%, and 27% of total revenues before other revenues and intercompany eliminations for 2016, 2015, and 2014, respectively. The 5.0% increase in revenues of our Asset-Light operations, on a combined basis, for 2016 compared to 2015 reflects an 8.5% increase in revenues of the ArcBest segment resulting from the acquisitions of Logistics & Distribution Services, LLC (“LDS”) in September 2016 and Bear Transportation Services, L.P. (“Bear”) in December 2015, offset, in part, by a decline in revenues of the FleetNet segment due to lower service event volume. Our Asset-Light revenues, on a combined basis, increased 10.0% in 2015 compared to 2014, reflecting higher business volumes due, in part, to more comprehensive customer services being offered across our consolidated enterprise and from acquisitions in the ArcBest segment of Smart Lines Transportation Group, LLC (“Smart Lines”) in January 2015 and Bear in December 2015.

Consolidated operating income decreased $46.5 million in 2016 compared to 2015. The operating income decline reflects restructuring costs of $10.3 million in 2016 related to the realignment of our corporate structure (see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details). The soft economic environment combined with a surplus of transportation capacity which impacted available business levels and operating margins also contributed to the decline in our consolidated operating results for 2016 versus 2015. Consolidated operating income increased $6.3 million in 2015 compared to 2014, due primarily to operating efficiencies in the Asset-Based operations. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2016 and 2015 reflect the operating results of our operating segments, which are discussed in further detail within the Results of Operations, as well as the items described below.

Consolidated operating results for 2016 and 2015 were negatively impacted by increases in nonunion healthcare costs of $9.7 million in 2016 over 2015 and $6.1 million in 2015 over 2014, primarily due to an increase in both the number of health claims filed and in the average cost per claim. Unfavorable experience in third-party casualty and workers’ compensation claims of our Asset-Based segment resulted in costs which were higher by $5.4 million, or 13.2%, in 2016 compared to 2015. The impact of these costs on the year-over-year comparisons was partially offset by decreases in other nonunion benefit costs of $4.2 million in 2016 compared to 2015 and $2.2 million in 2015 compared to 2014.

Consolidated pension settlement charges relate primarily to our nonunion defined benefit pension plan. We incurred pension settlement charges of $3.2 million in both 2016 and 2015, and $6.6 million in 2014. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter during 2017; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the accumulated benefit obligation of the plan upon settlement. We also anticipate the nonunion defined benefit pension plan to purchase a nonparticipating annuity contract from an insurance company in 2017 to settle the pension obligation related to the vested benefits of those receiving monthly benefit payments from the plan, which is approximately 50 plan participants and beneficiaries at the end of February 2017. Pension settlement expense will be impacted in the quarter in which the nonparticipating annuity contract is purchased.

The “Other and eliminations” line of operating income includes transaction costs of $0.6 million associated with the LDS acquisition in 2016 and $1.4 million associated with the acquisitions of SmartLines and Bear in 2015. For 2016 and 2015, “Other and eliminations” also includes investments to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact.

The year-over-year comparisons of consolidated net income and earnings per share for 2016 versus 2015 were also impacted by the effective tax rates, as further described within the Income Taxes section of MD&A, and changes in the cash surrender value of life insurance policies, which is reported below the operating income line on the consolidated statements of operations. A portion of our cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Life insurance proceeds and changes in the cash surrender value of life insurance policies contributed $0.11 to diluted earnings per share in 2016, compared to $0.01 per share in 2015 and $0.15 per share in 2014.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Consolidated Adjusted EBITDA
	Year Ended December 31
	2016	2015	2014
	($ thousands)
Net income	$18,652	$44,854	$46,177
Interest and other related financing costs	5,150	4,400	3,190
Income tax provision	9,635	27,880	24,435
Depreciation and amortization	103,053	93,042	86,222
Amortization of share-based compensation	7,588	8,029	6,998
Amortization of net actuarial losses of benefit plans and pension settlement expense	8,173	7,432	9,300
Restructuring charges	10,313	—	—
Transaction costs	601	1,408	—
Consolidated Adjusted EBITDA	$163,165	$187,045	$176,322

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based operations are affected by general economic conditions, as well as a number of other factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. The key performance factors and operating results for the Asset-Based segment are discussed in the following paragraphs.

The Asset-Based segment represented approximately 70% of our 2016 total revenues before other revenues and intercompany eliminations. As of December 2016, approximately 77% of Asset-Based employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

Tonnage

The level of tonnage managed by the Asset-Based segment is directly affected by industrial production and manufacturing, distribution, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. Operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. The Asset-Based segment actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our Asset-Light operations in order to respond with customized solutions.

Pricing

The industry pricing environment, another key factor to our Asset-Based results, influences the ability to obtain appropriate margins and price increases on customer accounts. Externally, pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 35% of Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment charges a fuel surcharge which is based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2016, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately 40% of Asset-Based shipments and primarily affects noncontractual customers. The Asset-Based segment made revisions to the fuel surcharge scale effective February 4, 2015, and again effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to better align with expected fuel costs. Despite the revisions to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, 2016 revenue compared to 2015 and 2015 revenue compared to 2014 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for contractual employees that are provided through a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 63.3%, 61.2%, and 58.0% of revenues for 2016, 2015, and 2014, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the Asset-Based Segment Results section that follows.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results.

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution periods which began August 1, 2016, 2015, and 2014. Rate freezes for the annual contribution periods which began August 1, 2016, 2015, and 2014 impacted multiemployer pension plans to which ABF Freight made approximately 65% of its total multiemployer pension contributions for the years ended December 31, 2016, 2015, and 2014.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014, includes provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the suspension of certain benefits.

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is our understanding that ABF Freight’s benefit contribution rate is not expected to increase during this period (though there are no guarantees). ABF

Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans in addition to Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. The Asset-Based segment pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT.

ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury Department denied its proposal to suspend participant benefits in an effort to remain solvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is our understanding that if the 707 Pension Fund becomes insolvent, ABF Freight’s benefit contribution rates under the ABF NMFA will be frozen and the Asset-Based segment will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

Some employer companies that participate in multiemployer plans, in which ABF Freight also participates, have received proposals from, and entered into transition agreements with, certain multiemployer plans to restructure future plan contributions to be more in-line with benefit levels. These transition agreements, which require mutual agreement on numerous elements between the multiemployer plan and the contributing employer, may also result in recognition of significant withdrawal liabilities. We monitor and evaluate any such proposals we receive, including the potential economic impact to our business. At the current time, there are no proposals that have been provided to ABF Freight that management considers acceptable.

Asset-Based Segment Results — 2016 Compared to 2015

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2016	2015
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	63.3%	61.2%
Fuel, supplies, and expenses	14.7	16.0
Operating taxes and licenses	2.5	2.6
Insurance	1.5	1.5
Communications and utilities	0.9	0.8
Depreciation and amortization	4.4	3.9
Rents and purchased transportation	10.4	10.3
Gain on sale of property and equipment	(0.2)	(0.1)
Pension settlement expense	0.1	0.1
Other	0.5	0.4
Restructuring costs	0.1	—
	98.2%	96.7%

Asset-Based Operating Income	1.8%	3.3%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2016	2015	% Change
Workdays	252.5	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$29.35	$28.96	1.3%
Pounds	6,526,049,524	6,619,146,561	(1.4)%
Pounds per day	25,845,741	26,318,674	(1.8)%
Shipments per day	20,744	20,272	2.3%
Shipments per DSY(2) hour	0.449	0.451	(0.4)%
Pounds per DSY(2) hour	558.97	585.42	(4.5)%
Pounds per shipment	1,246	1,298	(4.0)%
Pounds per mile(3)	19.35	19.48	(0.7)%

(1)

Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.

(2)

Dock, street, and yard (“DSY”) measures are further discussed in Asset-Based Operating Expenses within this section of Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in its local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(3)

Total pounds per mile is used to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation, including rail service, is used.

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2016 totaled $1,916.4 million, compared to $1,916.6 million in 2015. Billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 0.4% on a per-day basis in 2016 compared to 2015, primarily reflecting a 1.8% decrease in tonnage per day, partially offset by a 1.3% increase in total billed revenue per hundredweight, including fuel surcharges. The increase in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

Current freight market conditions, which are being impacted by lower industrial-related manufacturing production and higher customer inventory levels that result in lower demand for retail shipments, have contributed to 2016 tonnage declines. Average weight per shipment declined 4.0% for 2016, compared to the prior year, while daily shipment counts increased 2.3% during 2016. The lower weight per shipment in 2016 reflects a combination of factors, including: growth in residential deliveries such as e-commerce shipments which generally have smaller average shipment sizes, excess spot truckload capacity in the market compared to 2015 which provided alternative carriers for some of our customers’ large-sized shipments, and the impact of the weak freight environment on industrial customer shipments. The lower weight per shipment resulted in lower revenue without a corresponding reduction in cost due to the labor required to handle the higher shipment levels (discussed further in the Operating Income and Operating Expenses paragraphs that follow).

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.25% effective August 29, 2016 and 4.95% effective October 5, 2015, although the rate changes vary by lane and shipment characteristics. Softness in the market due to available truckload capacity, as previously mentioned, applied downward pressure on average price increases as customers solicit bids for contract renewals. Despite the impact of lower fuel surcharges and excess capacity, prices on accounts subject to annually negotiated contracts which were renewed during the period increased 3.2% compared to the prior year.

The increase in total billed revenue per hundredweight for 2016, compared to 2015, reflects the general rate increases, contract renewals, and profile changes which increased the revenue per hundredweight measure, offset by lower fuel surcharge revenue, as discussed further in the Fuel section of the Asset-Based Segment Overview of Results of Operations. The Asset-Based segment’s average nominal fuel surcharge rate for 2016 dropped approximately 200 basis points from 2015 levels. Excluding changes in fuel surcharges, the percentage increase on traditional LTL-rated business in 2016 was in the low-single digits compared to 2015. Changes in account mix along with freight profile changes, including the lower weight per shipment previously mentioned, increased length of haul, and higher freight classification have all contributed to an increase in the revenue per hundredweight measure.

Asset-Based Revenues – January 2017

Asset-Based billed revenues for the month of January 2017 increased between 5% and 6% above the same prior-year period on a per-day basis due to an increase in billed revenue per hundredweight of between 6% and 7%, which includes the effect of changes in freight profile, account mix and higher fuel surcharges, partially offset by a decrease in tonnage on a per-day basis of approximately 1%. The lower weight per shipment experienced in January 2017 reflects continuation of growth in residential deliveries such as e-commerce shipments which generally have smaller average shipment sizes, and the impact of the weak freight environment on industrial customer shipments.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and the Asset-Based segment’s pricing approach, as further discussed in the Pricing section of the Asset-Based Segment Overview of Results of Operations, may continue to impact tonnage levels and, as such, there can be no assurance that the Asset-Based segment will achieve improvements in its current operating results. There can also be no assurance that the current pricing trends will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Asset-Based Operating Income

The Asset-Based segment 2016 operating ratio increased by 1.5 percentage points to 98.2% from 96.7% in 2015. Improving the Asset-Based operating ratio is dependent upon: managing the segment’s cost structure (as discussed in the Labor Costs section of the Asset-Based Segment Overview of Results of Operations) and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. The operating ratio increase was impacted by pressure from lower weight per shipment on higher shipments as well as higher claims for nonunion healthcare and increased workers’ compensation and third-party casualty claims costs. Tonnage per day increased a modest 0.9% in the fourth quarter of 2016, but that increase was preceded by five consecutive quarters of year-over-year tonnage declines while the number of shipments increased. This trend of lower weight per shipment, which is more fully described in the preceding paragraphs, was comparable to the reported experience of many LTL carriers during 2016. Since revenue for each shipment is typically determined by applying a price, which considers profile characteristics of the shipment, to the weight of the shipment, this trend has had a negative impact on revenue per shipment while still requiring operating resources (including labor and, in certain markets, local purchased transportation agents) to handle higher numbers of shipments. For the full year of 2016, shipments increased 2.3% per day while daily tonnage declined 1.8%, leading to lower weight per shipment and consequently lower revenue per shipment. Operating income decreased to $33.6 million in 2016 compared to $62.4 million in 2015. The operating income comparison was impacted by the freight profile shift previously discussed, market factors, including the weak freight tonnage environment and related competitive pricing, and increases in nonunion healthcare costs and third-party casualty and workers’ compensation claims costs. Nonunion healthcare costs increased $5.6 million in 2016 compared to 2015. Third-party casualty claims costs and workers’ compensation costs, while in-line with the segment’s ten-year historical average as a percentage of revenue, increased a combined $5.4 million, and 0.3% as a percentage of revenue in 2016 compared to 2015. The segment’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 63.3% and 61.2% of Asset-Based segment revenues for 2016 and 2015, respectively. The increase as a percentage of revenue was influenced by the effect on revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 3.9% effective primarily on August 1, 2016, which includes the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations. The increase in labor costs also reflects increases in nonunion healthcare and workers’ compensation costs, as previously discussed. Furthermore, productivity challenges negatively impacted labor costs, as increases in shipments combined with decreases in tonnage levels and lower revenue per shipment resulted in DSY labor costs disproportionate to revenue in the 2016 periods compared to the same prior-year periods.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team in order to reduce costs. Shipments per DSY hour, which were relatively flat in the fourth quarter versus the prior year but decreased 0.4% for 2016 compared to 2015, reflect reduced efficiency in street operations as focus remained on improving customer service. Lower weight per shipment for 2016 also contributed to lower pounds per DSY hour and a decrease in pounds per mile compared to the prior year. The lower weight per shipment in 2016 reflects a combination of factors, including: growth in residential deliveries such as e-commerce shipments which generally have smaller average shipment sizes, excess spot truckload capacity in the market compared to 2015 which provided alternative carriers for some of our customers’ large-sized shipments, and the impact of the weak freight environment on industrial customer shipments.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.3% in 2016 compared to 2015, primarily due to a decrease in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 18%. The decrease in fuel, supplies, and expenses was also impacted by fewer road miles driven during the 2016 periods, improved fuel efficiency, and lower maintenance costs reflecting tractor replacement during recent periods.

Depreciation and amortization as a percentage of revenue increased by 0.5% in 2016 compared to 2015 due primarily to the timing of replacing road tractors and higher per unit costs. Capital expenditures in 2016 reflect continuation of the accelerated replacement of revenue equipment and alignment with our long-term strategy to advance operational efficiencies. We expect that new equipment added in 2016 and planned for 2017 will increase the dependability and consistency of service, improve fuel economy, and lower maintenance costs.

Restructuring costs of $1.2 million, or 0.1% of 2016 revenue, relate to the realignment of the corporate structure that was announced in November 2016. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of restructuring activities.

Asset-Based Segment Results — 2015 Compared to 2014

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2015	2014
Asset-Based Segment Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	61.2%	58.0%
Fuel, supplies, and expenses	16.0	18.7
Operating taxes and licenses	2.6	2.4
Insurance	1.5	1.3
Communications and utilities	0.8	0.8
Depreciation and amortization	3.9	3.6
Rents and purchased transportation	10.3	11.9
Gain on sale of property and equipment	(0.1)	(0.1)
Pension settlement expense	0.1	0.3
Other	0.4	0.5
	96.7%	97.4%

Asset-Based Segment Operating Income	3.3%	2.6%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2015	2014	% Change
Workdays	251.5	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$28.96	$28.74	0.8%
Pounds	6,619,146,561	6,717,820,225	(1.5)%
Pounds per day	26,318,674	26,711,015	(1.5)%
Shipments per day	20,272	19,803	2.4%
Shipments per DSY(2) hour	0.451	0.456	(1.1)%
Pounds per DSY(2) hour	585.42	615.22	(4.8)%
Pounds per shipment	1,298	1,349	(3.8)%
Pounds per mile(3)	19.48	19.96	(2.4)%

(1)

Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.

(2)

DSY measures are further discussed in Asset-Based Operating Expenses within this section of the Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in its local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(3)

Total pounds per mile is used to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation, including rail service, is used.

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2015 totaled $1,916.6 million, compared to $1,928.5 million in 2014. Billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 0.7% on a per-day basis in 2015 compared to 2014, primarily reflecting a 1.5% decrease in tonnage per day, partially offset by an 0.8% increase in total billed revenue per hundredweight, including fuel surcharges. The increase in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

The decrease in tonnage per day in 2015 compared to 2014 reflects slight growth in LTL-rated tonnage, more than offset by a reduction in truckload-rated business. Freight market conditions, which continued to be impacted by higher customer inventory levels and lower industrial-related manufacturing production, have contributed to tonnage decline. With the softer freight environment, spot truckload capacity was more available in the market compared to 2014, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, average weight per shipment declined 3.8% for 2015, compared to the prior year, while shipment counts increased during 2015.

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 4.95% effective October 5, 2015 and 5.4% effective November 3, 2014 and March 24, 2014, although the rate changes vary by lane and shipment characteristics. For 2015, prices on accounts subject to annually negotiated contracts which were renewed during the period increased 4.7% compared to the prior year.

The increase in total billed revenue per hundredweight for 2015, compared to 2014, reflects changes in profile and business mix, including a higher proportion of LTL-rated business, which generally has a higher revenue per hundredweight than truckload-rated business. The year-over-year increase in the billed revenue per hundredweight measure was influenced by the 2014 and 2015 general rate increases and improvements in contractual and deferred pricing, offset, in part, by lower fuel surcharge revenue in 2015, as further discussed in the Fuel section of the Asset-Based Segment Overview of Results of Operations. The average nominal fuel surcharge rate for 2015 dropped approximately 675 basis points from 2014 levels. Excluding changes in fuel surcharges, the percentage increase on traditional LTL-rated business in 2015 was in the mid-single digits compared to 2014.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $62.4 million in 2015 compared to $50.1 million in 2014. The 2015 operating ratio improved by 0.7 percentage points to 96.7% from 97.4% in 2014. The Asset-Based segment’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses of the Asset-Based segment as salaries, wages, and benefits, amounted to 61.2% and 58.0% of Asset-Based revenues for 2015 and 2014, respectively. The increase as a percentage of revenue was influenced by the effect on Asset-Based revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. Management believes that productivity declines, as further described in the following paragraph, have contributed to excess labor costs relative to freight levels. The 2015 increase in labor costs also reflects increased utilization of road drivers versus the use of purchased transportation, for which expenses declined compared to the prior year. In addition, contractual wage and benefit rates were at higher levels as the ABF NMFA contractual wage rate increased 2.0% effective July 1, 2014 and again on July 1, 2015. Including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations, the health, welfare, and pension benefit rate increased an average of approximately 3.3% and 3.7% effective primarily on August 1, 2014 and 2015, respectively.

Shipments per DSY hour, which decreased 1.1% for 2015 compared to 2014, reflect reduced efficiency in street operations as the segment focused on improving customer service, partially offset by improvement in dock handling. Lower weight per shipment for 2015 also contributed to lower pounds per DSY hour and a decrease in pounds per mile compared to the prior year. The lower weight per shipment in 2015 reflects smaller average shipment sizes and a shift in business mix.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.7% in 2015 compared to 2014, primarily due to a decrease in the Asset-Based segment’s average fuel price per gallon (excluding sales tax) of approximately 40%.

Depreciation and amortization as a percentage of revenue increased by 0.3% in 2015 compared to 2014 due primarily to the timing of replacing road tractors and higher per unit costs.

Rents and purchased transportation as a percentage of revenue decreased by 1.6% in 2015 compared to 2014. The decrease was primarily attributable to lower utilization of rail and other service providers and agents and lower fuel surcharges associated with purchased transportation services. Purchased transportation miles were down approximately 38% for 2015 from 2014, due to increased utilization of road drivers. Rental expense for revenue equipment also decreased during 2015, compared to the prior year, reflecting improved equipment management and tractor and trailer purchases made during 2014 and 2015.

Pension settlement charges, primarily related to our nonunion defined benefit pension plan, totaled $2.4 million in 2015 versus $5.3 million in 2014.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. We continue to focus on strategic investments in the development of our Asset-Light operations. The ArcBest segment acquired LDS in September 2016, Bear in December 2015, and Smart Lines in January 2015. A key component of our strategy is to offer customers a single source of end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements they encounter. Our new corporate structure unifies our sales, pricing, customer service, marketing, and capacity sourcing functions to better serve our customers through delivery of integrated logistics solutions.

For the year ended December 31, 2016, 2015, and 2014, the combined revenues of our Asset-Light operations totaled $803.4 million, $765.4 million, and $694.5 million, respectively, accounting for approximately 30%, 29%, and 27% of 2016, 2015, and 2014 total revenues before other revenues and intercompany eliminations. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating income, and total assets for the years ended December 31, 2016, 2015, and 2014. Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10‑K.

ArcBest Segment

The following table provides a comparison of key operating statistics for the ArcBest segment:

	Year Over Year % Change
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Expedite(1)
Revenue / Shipment	(5.6%)	(13.7%)

Shipments / Day	4.0%	10.8%

Truckload and Truckload - Dedicated(2)
Revenue / Shipment	(18.9%)	(15.6%)

Shipments / Day	97.2%	69.2%

(1)	Expedite primarily represents the expedited operations which were previously reported in the Premium Logistics (Panther) segment.
(2)

Truckload represents the brokerage operations and Truckload – Dedicated represents the dedicated operations of LDS, both of which were previously reported in the Transportation Management (ABF Logistics) segment. Comparisons are impacted by the September 2016 acquisition of LDS and the December 2015 acquisition of Bear.

The ArcBest segment revenues totaled $640.7 million, $590.4 million, and $535.9 million in 2016, 2015, and 2014, respectively. The 8.5% increase in revenues in 2016 compared to 2015 primarily reflects incremental revenues from the acquisitions of Bear in December 2015 and LDS in September 2016, partially offset by a decline in government shipment levels of the segment’s household goods moving services. Revenues increased 9.9% in 2015 compared to 2014, reflecting increased Truckload brokerage business generated from an expanded customer base and the benefit of revenues contributed by the acquisitions of Smart Lines in January 2015 and Bear in December 2015. An increase in government household goods moving shipments in 2015 versus 2014 also contributed to the revenue improvement. The 2015 revenue growth comparison to 2014 was partially offset by market factors including lower fuel prices and the related impact on revenue per shipment and macroenvironment impact from excess truckload capacity in the spot market. These factors carried over into 2016 and negatively impacted the 2016 revenue comparison to 2015.

ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased 6.7% in 2016 compared to 2015 and 1.0% in 2015 compared to 2014, primarily due to higher incremental revenues from the 2016 and 2015 acquisitions. ArcBest’s net revenue margin was 21.7%, 22.1%, and 24.0% in 2016, 2015, and 2014, respectively, with the year-over-year declines reflecting the negative impact of excess capacity in the market during 2016 and the second half of 2015 on revenue per shipment. As demand for truckload services improves and capacity tightens, which is believed to have occurred somewhat in fourth quarter 2016, the cost of purchased transportation increases. Securing increases in rates charged to customers can lag the cost increases and result in reduced net revenue margins.

Net revenue for our Expedite services declined in 2016 compared to prior year, reflecting a 5.6% decrease in revenue per shipment and a shorter average length of haul, partially offset by a 4.0% increase in shipments per day. Net revenue for our Truckload brokerage and Truckload-Dedicated business increased in 2016 compared to 2015, impacted by higher shipments per day primarily associated with the acquired operations of Bear and LDS, partially offset by a decline in revenue per shipment due to lower fuel prices and the effect of excess capacity in the spot truckload market. Excluding the impact of acquired operations of Bear and LDS, Truckload and Truckload-Dedicated net revenue was relatively flat as higher shipments were offset by lower revenue per shipment.

Operating income declined $13.9 million for 2016 compared to 2015 primarily due to restructuring charges of $8.0 million related to the realignment of our corporate structure (see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details). Operating income was also impacted by lower margins on ocean shipments due to market disruption related to the bankruptcy of an ocean carrier. In addition, higher operating costs related to resources being utilized to manage the acquired operations of Bear, including systems integration, training, and alignment of positions, negatively impacted productivity. The decrease in operating income from $22.7 million in 2014 to $20.7 million in 2015 reflects unfavorable healthcare and casualty claims, which increased operating expense by a combined $2.2 million.

FleetNet Segment

FleetNet revenues, which totaled $162.6 million, $175.0 million, and $158.6 million in 2016, 2015, and 2014, respectively decreased 7.0% in 2016 compared to 2015 and increased 10.3% in 2015 compared to 2014. The decrease in revenues in 2016 compared to 2015 reflects lower event activity in both roadside services and preventative maintenance, while the increase in revenues in 2015 compared to 2014 reflects an increase in service event activity, driven by growth from new and existing customers.

FleetNet’s operating income for 2016 was $2.4 million, compared to $3.0 million in 2015 and $3.1 million in 2014. Operating income for 2016 was impacted by labor inefficiencies resulting from the effects of reduced events and certain adjustments to improve customer service levels. FleetNet’s 2015 operating income benefited from higher revenues and improved labor efficiencies; however, these improvements were more than offset by a $0.9 million charge for third-party casualty claim costs during 2015 associated with a bankrupt customer, as well as increased healthcare costs of $0.8 million in 2015 compared to 2014.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

(“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of Asset-Light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2016
	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)	Amortization(2)	Charges(3)	EBITDA
	(in thousands)
ArcBest	$6,864	$14,151	$8,038	$29,053
FleetNet	2,425	1,209	245	3,879
Asset-Light Adjusted EBITDA	$9,289	$15,360	$8,283	$32,932

	Year Ended December 31
	2015(4)
	Operating	Depreciation and	Adjusted
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
ArcBest	$20,792	$13,375	$34,167
FleetNet	2,954	1,119	4,073
Asset-Light Adjusted EBITDA	$23,746	$14,494	$38,240

	Year Ended December 31
	2014(4)
	Operating	Depreciation and	Adjusted
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
ArcBest	$22,654	$13,329	$35,983
FleetNet	3,122	961	4,083
Asset-Light Adjusted EBITDA	$25,776	$14,290	$40,066

(1)

The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.

(2)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $4.0 million, $3.7 million, and $4.2 million in 2016, 2015, and 2014, respectively, and amortization of acquired software of $4.3 million in 2016 and $4.5 million in each of 2015 and 2014.

(3)	Restructuring costs relate to the realignment of our corporate structure.
(4)	Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of our corporate structure.

Seasonality

Our operations are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest segments can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedited services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that affect commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

Effects of Inflation

Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

In addition, partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) will very likely be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. Our Asset-Based operations also continue to experience increased costs of operating revenue equipment. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although our year-over-year base LTL pricing improved during 2016 compared to 2015 and 2014, the lengthy process required to restore profitable pricing levels has limited our ability to fully offset inflationary and contractual cost increases in the Asset-Based segment.

Generally, inflationary increases in labor and operating costs regarding our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	Year Ended December 31
	2016	2015	2014
	(in thousands)
Cash and cash equivalents(1)	$114,280	$164,973	$157,042
Short-term investments, primarily FDIC-insured certificates of deposit	56,838	61,597	45,909
Total unrestricted	171,118	226,570	202,951
Restricted cash(2)	962	1,384	1,386
Total(3)	$172,080	$227,954	$204,337

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2016, 2015, and 2014, cash and cash equivalents of $39.9 million, $69.9 million, and $77.3 million, respectively, were not FDIC insured.

2016 Compared to 2015

Our unrestricted cash, cash equivalents, and short-term investments decreased $55.5 million from December 31, 2015 to December 31, 2016. During the year ended December 31, 2016, cash provided by operations of $110.3 million and cash on hand was used to fund $59.5 million of capital expenditures, net of proceeds from asset sales (and an additional $83.4 million of revenue equipment purchases were financed with notes payable); repay $52.2 million of notes payable and capital leases; fund the acquisition of a privately-owned businesses for net cash consideration of $24.8 million, of which $8.0 million is held in escrow relating to the contingent consideration to be paid over the next two years upon the achievement of certain financial targets; fund $10.5 million of internally developed software; purchase $9.5 million of treasury stock; and pay dividends of $8.3 million on common stock.

Our cash provided by operating activities during 2016 was $35.8 million below 2015 primarily due to our operating performance. We made a contribution to our nonunion defined benefit pension plan of $13.4 million during 2016, compared to $0.1 million in 2015.

2015 Compared to 2014

Our unrestricted cash, cash equivalents, and short-term investments increased $23.6 million from December 31, 2014 to December 31, 2015. The increase in unrestricted funds includes $35.0 million borrowed under our accounts receivable securitization program (further described in the following Financing Arrangements section). During the year ended December 31, 2015, cash provided by operations of $146.0 million was used to fund $71.8 million of capital expenditures, net of proceeds from asset sales (and an additional $80.6 million of revenue equipment purchases were financed with notes payable); repay $30.8 million of notes payable and capital leases, net of borrowings under the Credit Facility; fund the acquisition of two privately-owned businesses for net cash consideration of $29.8 million; purchase $12.8 million of treasury stock; and pay dividends of $6.8 million on common stock.

Financing Arrangements

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facility

Under our amended and restated credit agreement (the “Amended and Restated Credit Agreement”), we have a revolving credit facility (the “Credit Facility”) which has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Amended and Restated Credit Agreement includes certain conditions including limitations on incurrence of debt.

Interest Rate Swap

We have a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2016. The fair value of the interest rate swap liability of $0.5 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2016 and 2015, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on January 2, 2018, provides cash proceeds of $100.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives. We are currently negotiating the terms of an amendment to our accounts receivable securitization program, which we anticipate will become effective in March 2017.

The accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2016, we have available borrowing capacity of $47.0 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2016, we had letters of credit outstanding of $19.6 million (including $18.0 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of December 31, 2016, surety bonds outstanding related to our self-insurance program totaled $56.5 million.

Notes Payable and Capital Leases

We financed the purchase of certain revenue equipment related to our Asset-Based operations through promissory note arrangements, including $83.4 million during 2016. We acquired assets held under capital lease arrangements for certain revenue equipment and other equipment totaling less than $0.1 million. We did not enter into any other capital lease agreements during the year ended December 31, 2016. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2016:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$76,376	$1,747	$4,622	$70,007	$—
Interest rate swap(1)(3)	545	450	95	—	—
Accounts receivable securitization borrowings, including interest(1)(4)	35,636	634	35,002	—	—
Notes payable, including fixed-rate interest(1)(5)	142,125	66,279	66,887	8,923	36
Capital lease obligations, including fixed-rate interest(1)(6)	702	222	460	20	—
Postretirement health expenditures(7)	10,454	690	1,631	1,931	6,202
Deferred salary distributions(8)	4,829	690	1,262	809	2,068
Supplemental benefit plan distributions(9)	5,238	989	3,107	—	1,142
Voluntary savings plan distributions(10)	2,192	1,357	230	375	230
Off-balance sheet obligations:
Operating lease obligations, including interest(11)	66,157	17,961	26,484	16,042	5,670
Purchase obligations(12)	42,172	34,478	7,414	280	—
Total	$386,426	$125,497	$147,194	$98,387	$15,348

(1)	See the Financing Arrangements section of Liquidity and Capital Resources for further description of this obligation.

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

(5)	Amounts represent future payments due under notes payable obligations, which relate primarily to revenue equipment.

(6)

Capital lease obligations relate to terminal facilities in our Asset-Based segment. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(7)

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $25.5 million as of December 31, 2016.

(8)

We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $3.4 million as of December 31, 2016.

(9)

We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The accumulated benefit obligation of the SBP accrued in the consolidated balance sheet totaled $4.8 million as of December 31, 2016.

(10)

We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2016, VSP related assets totaling $2.2 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(11)

While we own the majority of our larger terminals, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2016, we had future minimum rental commitments, net of noncancelable subleases, totaling $60.1 million for facilities and $6.0 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(12)

Purchase obligations include authorizations to purchase and binding agreements with vendors relating to certain construction costs associated with a call center and office facility, software, certain service contracts, revenue equipment primarily used in our Asset-Based operations, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2016. Purchase obligations for costs associated with a call center and office facility, revenue equipment, and other equipment are included in our 2017 capital expenditure plan.

Based upon currently available actuarial information, which is subject to change upon completion of the 2017 actuarial valuation of the plan, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2017. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 107.8% as of the January 1, 2016 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2016, the nonunion defined benefit pension plan was 95.3% funded on a projected benefit obligation basis (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF Freight System, Inc. and certain other subsidiaries reported in our Asset-Based operating segment contribute to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

As of December 31, 2016, $6.8 million estimated fair value of outstanding contingent consideration related to the September 2016 acquisition of LDS was recorded in accrued expenses and other long-term liabilities based on when expected payouts become due over the next two years upon the achievement of certain financial targets. We have $8.0 million held in escrow for the contingent consideration that was recorded in other long-term assets at the acquisition date. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income. (See Note A and Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2016	2015	2014
	(in thousands)
Capital expenditures, gross including notes payable and capital leases	$151,637	$159,017	$90,808
Less financing from notes payable and capital lease obligations	83,366	80,592	55,325
Capital expenditures, net of notes payable and capital leases	68,271	78,425	35,483
Less proceeds from asset sales	8,804	6,639	4,928
Total capital expenditures, net	$59,467	$71,786	$30,555

The variation in our net capital expenditures for the years presented above primarily relate to the replacement of older revenue equipment and the use of notes payable and capital leases to finance the revenue equipment purchases.

For 2017, our total capital expenditures, including amounts financed, are estimated to range from $145.0 million to $170.0 million, net of asset sales. These 2017 estimated capital expenditures include revenue equipment purchases of $94.0 million primarily for our Asset-Based operations. Expected real estate expenditures totaling approximately $32.0 million are for expansion opportunities and completion of previously disclosed call center facilities and office buildings, a portion of which replaces leased space. The remainder of 2017 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based operations and technology enhancements across the enterprise. We have the flexibility to adjust planned 2017 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $105.0 million to $115.0 million in 2017.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $172.1 million at December 31, 2016. We generated $110.3 million, $146.0 million, and $143.8 million of operating cash flow during 2016, 2015, and 2014, respectively. However, general economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements as disclosed in the Contractual Obligations table of Liquidity and Capital Resources, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On January 31, 2017, our Board of Directors declared a dividend of $0.08 per share to stockholders of record on February 14, 2017 payable on February 28, 2017. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under our Amended and Restated Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K), and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2016, we purchased 485,212 shares of our common stock for an aggregate cost of $9.5 million, leaving $37.7 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2016 or 2015. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $24.5 million from December 31, 2015 to December 31, 2016, primarily due to increased business levels in December 2016 and balances associated with LDS which was acquired in September 2016.

Goodwill

Goodwill increased $12.4 million from December 31, 2015 to December 31, 2016, primarily due to the 2016 acquisition of LDS.

Other Assets

Other long-term assets increased $11.6 million from December 31, 2015 to December 31, 2016, due to deposits held to fund the contingent consideration associated with the acquisition of LDS, increases in the cash surrender value of life insurance policies, and prepayments of certain contracts.

Off-Balance Sheet Arrangements

At December 31, 2016, our off-balance sheet arrangements of $108.3 million included purchase obligations and future minimum rental commitments under operating lease agreements, primarily for terminal facilities, net of noncancelable subleases, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax rate was 34.1%, 38.3%, and 34.6% of pre-tax income for 2016, 2015, and 2014, respectively. The difference between our effective tax rate and the federal statutory rate for 2016 and 2014 primarily results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, the alternative fuel tax credit, and non-deductible expenses. The difference between our effective tax rate and the federal statutory rate for 2015 primarily results from state income taxes, non-deductible expenses, and the alternative fuel tax credit, as there was little or no impact from changes in the cash surrender value of life insurance and life insurance proceeds in 2015. The alternative fuel tax credit was retroactively reinstated to January 1, 2015 in December 2015 and to January 1, 2014 in December 2014, which resulted in recognition of a $1.1 million benefit in each of 2015 and 2014. The effective rate for 2014 was also affected by a net decrease of approximately $0.7 million in the valuation allowance for deferred tax assets. The decrease in the valuation allowance for deferred tax assets in 2014 was based on management’s judgment regarding the realization of deferred tax assets as affected by taxable income for the period and consideration of the other factors that affected 2014.

For 2017, the effective tax rate will depend largely on pre-tax income or loss levels. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors, including the amount of pre-tax income or loss, may cause the full year 2017 tax rate to vary significantly from the statutory rate. The alternative fuel tax credit expired December 31, 2016 and, as a result, the effective tax rate for 2017 will be increased by the effect of the annual credit, which was $1.1 million to $1.2 million each year for 2014 through 2016. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

At December 31, 2016, we had net deferred tax liabilities after valuation allowances of $51.9 million. After excluding $13.2 million of deferred tax liabilities, which were related to indefinite-lived intangible assets, resulting from business acquisitions and for which the underlying tax and book basis are not expected to change in the foreseeable future, remaining net deferred tax liabilities were $38.7 million.

Valuation allowances for deferred tax assets totaled $0.3 million at December 31, 2016, 2015 and 2014. The need for additional valuation allowances is continually monitored by management.

Prior to 2013, we had no reserves for uncertain tax positions. In 2013, we established a reserve for uncertain tax positions of $0.3 million relating to tax credits claimed on an amended return for 2009. In 2014, we increased the reserve by $0.4 million relating to the tax credit on an amended return for 2010. No regulations have been issued by the U.S. Internal Revenue Service (the “IRS”) related to the credit and we have limited information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in our circumstances. Limited guidance provided by the IRS to another taxpayer in 2015 did not provide any additional certainty about how the rules for the credit should be applied to our tax position. As a result, we do not believe the credit meets the standard for recognition at December 31, 2016 under the applicable accounting standards.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2016 and 2015, financial reporting income exceeded taxable income; for the year ended December 31, 2014, taxable income exceeded financial reporting income.

We made $24.3 million of federal, state, and foreign tax payments during the year ended December 31, 2016 and received refunds of $32.5 million of federal and state taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2017 due primarily to the effect of bonus depreciation available on 2017 equipment purchases.

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

Revenue Recognition

Asset-Based segment revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred through a bill-by-bill analysis used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. ArcBest segment revenues are generally recognized based on the delivery of the shipment. Service fee revenue for the FleetNet segment is recognized upon responding to the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remain the primary obligor and assume collection and credit risks.

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2016 operating income by $0.5 million on a pre-tax basis.

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (tractors and trailers used in our motor carrier freight transportation operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

As part of our corporate restructuring as discussed further in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we identified capitalized software applications with no future use due to the combination of certain operations within the organization and recorded a non-cash impairment charge of $6.2 million related to acquired software and other applications for the year ended December 31, 2016. The impairment charge included the write-down of $5.5 million of acquired software in the ArcBest segment to its fair value, reflecting estimated reproduction costs less an obsolescence allowance.

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

Goodwill and Intangible Assets

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. As of December 31, 2016, goodwill totaled $108.9 million, of which $108.2 million is related to acquisitions in the ArcBest segment. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances were performed as of October 1, 2016, and it was determined that the estimated fair value of each of the reporting units exceeded the recorded balances by an amount greater than 30% of the carrying value.

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

In evaluating goodwill for impairment, the aggregate carrying amount of the reporting unit is compared to its fair value, which is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly-traded companies which have similar operations. For the 2016 annual impairment tests of goodwill, market data suggests comparable companies are valued in the 0.30 to 0.70 times revenue range, and the EBITDA multiples for our reporting units were in the 7.0 to 11.3 times range. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2016, indefinite-lived intangible assets totaled $34.8 million, of which $32.3 million relates to the Panther trade name. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2016, and it was determined that the fair value of the Panther trade name was greater than 20% over the recorded balance.

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

Our finite-lived intangible assets consist primarily of customer relationship intangible assets, which totaled $45.7 million net of accumulated amortization as of December 31, 2016, and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value will be recognized in operating income. Management determined that finite-lived intangible assets were not impaired as of December 31, 2016.

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to decrease from the prior year assessment date. The decrease in our market capitalization as of October 1, 2016 was believed to be attributable to general market conditions and the general state of the economy. Our market capitalization increased significantly from October 1, 2016 to December 31, 2016, further indicating that no impairment indicators are present. We believe that there is no basis for adjustment of asset values at this time.

Due to the corporate restructuring, certain changes were made to the reporting units subsequent to the October 1, 2016 annual impairment tests. We evaluated these changes as insignificant to the fair value and carrying value of each individual reporting unit and determined no indicators of impairment exist as of December 31, 2016.

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

We record quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Pension settlement expense for the nonunion defined benefit pension plan totaled $3.0 million (pre-tax) and $3.2 million (pre-tax) in 2016 and 2015, respectively. We will continue to incur quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan.

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

The following table provides the key assumptions used for 2016 compared to those we anticipate using for the 2017 nonunion pension net periodic benefit cost calculation:

	Year Ended December 31
	2017(1)	2016(2)
Discount rate	3.4%	3.5%
Expected return on plan assets	6.5%	6.5%

(1)

The discount rate presented for 2017 was determined at December 31, 2016 and will be used to calculate the first quarter 2017 nonunion pension credit. The discount rate used to calculate the pension credit for each subsequent quarter in 2017 will be determined at the previous quarter-end remeasurement upon each quarterly pension settlement.

(2)

The discount rate presented for 2016 was determined at December 31, 2015 and used to calculate first quarter 2016 nonunion pension expense. The discount rate determined upon each quarterly settlement in 2016 at a rate of 3.0%, 2.7%, and 2.7% was used to calculate the expense/credit for the second, third, and fourth quarter of 2016, respectively.

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

At December 31, 2016, the nonunion defined benefit pension plan had $23.3 million in unamortized actuarial losses, for which the amortization period is approximately eight years. Excluding the effect of pension settlements and the related quarterly remeasurements, our 2017 nonunion pension expense is estimated to include amortization of actuarial losses of approximately $3.0 million. The comparable amortization amounts for 2016 and 2015 were $4.1 million and $3.2 million, respectively. Our 2017 estimated nonunion pension credit, which is determined upon completion of our January 1 actuarial valuation and will be available before our first quarter 2017 Form 10-Q filing, is expected to be $0.8 million (before settlement expense) based on currently available actuarial information, compared to pension expense of less than $0.1 million (before settlement expense) recognized in 2016.

The nonunion defined benefit pension plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $108.6 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $36.2 million are debt instruments, primarily corporate debt and mortgage-backed instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). We reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2016 and 2015, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our subsidiaries have lower deductibles on their insurance for workers’ compensation and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $85.9 million at December 31, 2016 and 2015. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2016 expense for workers’ compensation and third-party casualty claims by approximately $4.0 million. The actual claims payments are charged against our accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. In July 2015, the FASB announced its decision to defer the effective date of the new standard for one year, making the standard effective for us on January 1, 2018. We plan to adopt this standard using the modified retrospective approach, which requires the effects of adoption to be reflected in beginning retained earnings, and we do not expect a significant impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting pronouncement creating ASC Topic 842, Leases. The amendment is effective for us beginning January 1, 2019. The update will require many operating leases to be reflected as liabilities with associated right-of-use assets in our consolidated balance sheet. We are currently assessing the impact this update will have on our consolidated financial statements.

An amendment to ASC Topic 718, Compensation – Stock Compensation, was issued to simplify the accounting for share-based compensation, which will require the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and will allow employers to make a policy election to account for forfeitures as they occur. We are required to adopt the amendment in the first quarter of 2017. Subsequent to adoption, we may experience volatility in our income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. All other adopted provisions of the amendment are not expected to have a significant impact on our consolidated financial statements, including our election to record forfeitures as they occur.

Management believes that there is no other new accounting guidance issued but not yet effective that is expected to have a material effect on our future results of operations or financial position. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities.

Interest Rate Risk

At December 31, 2016 and 2015, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $172.1 million and $228.0 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.8% in 2016 and 0.6% in 2015. Interest income totaled $1.5 million and $1.3 million in 2016 and 2015, respectively.

Under our amended and restated credit agreement (the “Amended and Restated Credit Agreement”) as further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K, we have a revolving credit facility (the “Credit Facility”) which had an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Amended and Restated Credit Agreement).

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020.  The interest rate swap requires us to pay interest of 1.85% to the counterparty in exchange for receipts of one-month LIBOR interest payments and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.35% assuming the margin currently in effect on the Credit Facility as of December 31, 2016. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

Our accounts receivable securitization program, which matures on January 2, 2018, provides cash proceeds of $100.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing in January 2018. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

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

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2016 and 2015. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2016 and 2015. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility and accounts receivable securitization program borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2016		2015
								Fair		Fair
	2017	2018	2019	2020	2021	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$63,953	$46,047	$19,262	$5,149	$3,584	$37	$138,032	$137,503	$106,703	$106,495
Weighted-average interest rate	2.15%	2.22%	2.35%	2.40%	2.40%	2.90%
Variable-rate debt:
Credit Facility	$—	$—	$—	$70,000	$—	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	2.46%	3.06%	3.45%	3.57%	—%	—%
Accounts receivable securitization program	$—	$35,000	$—	$—	$—	$—	$35,000	$35,000	$35,000	$35,000
Projected interest rate	1.79%	2.13%	—%	—%	—%	—%
Interest rate swap(1)
Fixed interest payments	$938	$938	$938	$3	$—	$—	$—	$—	$—	$—
Fixed interest rate	1.85%	1.85%	1.85%	1.85%	—%	—%
Variable interest receipts	$488	$789	$991	$3	$—	$—	$—	$—	$—	$—
Projected interest rate	0.96%	1.56%	1.95%	2.07%	—%	—%

(1)

Our interest rate swap is recorded at fair value in other long-term liabilities in the consolidated balance sheet. The fair value of the interest rate swap was a liability of $0.5 million and $0.9 million at December 31, 2016 and 2015, respectively.

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

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2016 and 2015, we had cash, cash equivalents, and certificates of deposit totaling $39.9 million and $69.9 million, respectively, which were not FDIC insured.

Equity and fixed income assets held in the qualified nonunion defined benefit pension plan trust are subject to market risk. Plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $108.6 million and $110.3 million at December 31, 2016 and 2015, respectively, which are reported at fair value based on quoted market prices. The remaining plan assets are debt instruments of $36.2 million and $26.7 million at December 31, 2016 and 2015, respectively, consisting primarily of corporate debt instruments, mortgage-backed instruments, and treasury instruments for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets would increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $20.1 million and $18.4 million at December 31, 2016 and 2015, respectively. A 10% change in market value of these investments would have a $2.0 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2016 and 2015.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 4% of total consolidated revenues for 2016 and 2015. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited the accompanying consolidated balance sheets of ArcBest Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArcBest Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ArcBest Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 28, 2017

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2016	2015
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,280	$164,973
Short-term investments	56,838	61,597
Restricted cash	962	1,384
Accounts receivable, less allowances (2016 – $5,437; 2015 – $4,825)	260,643	236,097
Other accounts receivable, less allowances (2016 – $849; 2015 – $1,029)	13,334	6,718
Prepaid expenses	22,124	20,801
Deferred income taxes	39,599	38,443
Prepaid and refundable income taxes	9,909	18,134
Other	4,300	3,936
TOTAL CURRENT ASSETS	521,989	552,083
PROPERTY, PLANT AND EQUIPMENT
Land and structures	305,507	273,839
Revenue equipment	743,860	699,844
Service, office, and other equipment	154,119	145,286
Software	120,877	127,010
Leasehold improvements	27,337	25,419
	1,351,700	1,271,398
Less allowances for depreciation and amortization	819,174	788,351
PROPERTY, PLANT AND EQUIPMENT, net	532,526	483,047
GOODWILL	108,875	96,465
INTANGIBLE ASSETS, net	80,507	76,787
OTHER LONG-TERM ASSETS	66,095	54,527
TOTAL ASSETS	$1,309,992	$1,262,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$133,301	$130,869
Income taxes payable	—	91
Accrued expenses	190,024	188,727
Current portion of long-term debt	64,143	44,910
TOTAL CURRENT LIABILITIES	387,468	364,597
LONG-TERM DEBT, less current portion	179,530	167,599
PENSION AND POSTRETIREMENT LIABILITIES	35,848	51,241
OTHER LONG-TERM LIABILITIES	16,790	12,689
DEFERRED INCOME TAXES	91,459	78,055
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2016: 28,174,424 shares; 2015: 27,938,319 shares	282	279
Additional paid-in capital	314,916	309,653
Retained earnings	387,161	376,827
Treasury stock, at cost, 2016: 2,565,399 shares; 2015: 2,080,187 shares	(80,045)	(70,535)
Accumulated other comprehensive loss	(23,417)	(27,496)
TOTAL STOCKHOLDERS’ EQUITY	598,897	588,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,309,992	$1,262,909

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2016	2015	2014
	(in thousands, except share and per share data)
REVENUES	$2,700,219	$2,666,905	$2,612,693

OPERATING EXPENSES	2,671,249	2,591,409	2,543,454

OPERATING INCOME	28,970	75,496	69,239

OTHER INCOME (COSTS)
Interest and dividend income	1,523	1,284	851
Interest and other related financing costs	(5,150)	(4,400)	(3,190)
Other, net	2,944	354	3,712
TOTAL OTHER INCOME (COSTS)	(683)	(2,762)	1,373

INCOME BEFORE INCOME TAXES	28,287	72,734	70,612

INCOME TAX PROVISION	9,635	27,880	24,435

NET INCOME	$18,652	$44,854	$46,177

EARNINGS PER COMMON SHARE(1)
Basic	$0.72	$1.71	$1.69
Diluted	$0.71	$1.67	$1.69

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,751,544	26,013,716	25,993,255
Diluted	26,256,570	26,530,127	25,993,612

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.26	$0.15

(1)	The Company uses the two‑class method for calculating earnings per share. See Note L.

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2016	2015	2014
	(in thousands)
NET INCOME	$18,652	$44,854	$46,177

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2016 – $805; 2015 – $4,798; 2014 – $8,639)	(1,267)	(7,535)	(13,567)
Pension settlement expense, net of tax of: (2016 – $1,256; 2015 – $1,246; 2014 – $2,565)	1,973	1,956	4,030
Amortization of unrecognized net periodic benefit costs, net of tax of: (2016 – $1,849; 2015 – $1,571; 2014 – $979)
Net actuarial loss	3,021	2,585	1,652
Prior service credit	(116)	(116)	(116)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2016 – $139; 2015 – $126; 2014 – $226)	216	(195)	(350)
Change in foreign currency translation, net of tax of: (2016 – $149 ; 2015 – $451; 2014 – $137)	252	(712)	(216)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	4,079	(4,017)	(8,567)

TOTAL COMPREHENSIVE INCOME	$22,731	$40,837	$37,610

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balance at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461
Net income				46,177				46,177
Other comprehensive loss, net of tax							(8,567)	(8,567)
Issuance of common stock under share-based compensation plans	215	2	1,032					1,034
Tax effect of share-based compensation plans			(1,118)					(1,118)
Share-based compensation expense			6,998					6,998
Dividends declared on common stock				(4,102)				(4,102)
Balance at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				44,854				44,854
Other comprehensive loss, net of tax							(4,017)	(4,017)
Issuance of common stock under share-based compensation plans	216	2	(2)					—
Tax effect of share-based compensation plans			(1,419)					(1,419)
Share-based compensation expense			8,029					8,029
Purchase of treasury stock					402	(12,765)		(12,765)
Dividends declared on common stock				(6,837)				(6,837)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net income				18,652				18,652
Other comprehensive income, net of tax							4,079	4,079
Issuance of common stock under share-based compensation plans	236	3	(3)					—
Tax effect of share-based compensation plans			(2,322)					(2,322)
Share-based compensation expense			7,588					7,588
Purchase of treasury stock					485	(9,510)		(9,510)
Dividends declared on common stock				(8,318)				(8,318)
Balance at December 31, 2016	28,174	$282	$314,916	$387,161	2,565	$(80,045)	$(23,417)	$598,897

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$18,652	$44,854	$46,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,814	89,040	81,870
Amortization of intangibles	4,239	4,002	4,352
Impairment of long-lived assets	6,244	—	—
Pension settlement expense	3,229	3,202	6,595
Share-based compensation expense	7,588	8,029	6,998
Provision for losses on accounts receivable	1,643	998	1,942
Deferred income tax provision	9,522	16,435	4,692
Gain on sale of property and equipment	(3,335)	(2,225)	(1,461)
Changes in operating assets and liabilities:
Receivables	(25,570)	4,242	(26,892)
Prepaid expenses	(1,393)	362	(1,888)
Other assets	(4,355)	1,090	889
Income taxes	6,236	(8,918)	(11,972)
Accounts payable, accrued expenses, and other liabilities	(11,256)	(15,092)	32,464
NET CASH PROVIDED BY OPERATING ACTIVITIES	110,258	146,019	143,766

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(68,271)	(78,425)	(35,483)
Proceeds from sale of property and equipment	8,804	6,639	4,928
Purchases of short-term investments	(69,400)	(61,363)	(45,831)
Proceeds from sale of short-term investments	74,167	45,831	35,853
Business acquisitions, net of cash acquired	(24,780)	(29,813)	(2,647)
Proceeds from sale of subsidiaries	2,780	—	—
Capitalization of internally developed software	(10,472)	(8,512)	(8,418)
NET CASH USED IN INVESTING ACTIVITIES	(87,172)	(125,643)	(51,598)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	70,000	—
Borrowings under accounts receivable securitization program	—	35,000	—
Payments on long-term debt	(52,202)	(100,813)	(40,440)
Net change in book overdrafts	(4,171)	3,843	2,486
Net change in restricted cash	422	2	516
Deferred financing costs	—	(875)	(76)
Payment of common stock dividends	(8,318)	(6,837)	(4,102)
Purchases of treasury stock	(9,510)	(12,765)	—
Proceeds from the exercise of stock options	—	—	1,136
NET CASH USED IN FINANCING ACTIVITIES	(73,779)	(12,445)	(40,480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,693)	7,931	51,688
Cash and cash equivalents at beginning of period	164,973	157,042	105,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,280	$164,973	$157,042

NONCASH INVESTING ACTIVITIES
Equipment financed	$83,366	$80,592	$55,325
Accruals for equipment received	$397	$748	$928

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation® (the “Company”) is the parent holding company of businesses providing integrated logistics solutions. On November 3, 2016, the Company announced its plan to implement a new corporate structure to unify its sales, pricing, customer service, marketing, and capacity sourcing functions, and to allow the Company to operate as one logistics provider under the ArcBestSM brand. Under the new structure, the Company’s operations are conducted through its three reportable operating segments:

•	Asset-Based (formerly the Freight Transportation segment), which consists of ABF Freight System, Inc. and certain other subsidiaries;
•

ArcBest, which represents the consolidation of the operations of the former Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) segments; and

•	FleetNet (formerly the Emergency & Preventative Maintenance segment).

References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 70% of the Company’s 2016 revenues before other revenues and intercompany eliminations. As of December 2016, approximately 77% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On September 2, 2016, the ArcBest segment acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million (subject to post-closing adjustments), reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the next two years based upon the achievement of certain financial targets. On December 1, 2015, the ArcBest segment acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage firm, for net cash consideration of $24.4 million (subject to post-closing adjustments). On January 2, 2015, the ArcBest segment acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately‑owned truckload brokerage firm, for net cash consideration of $5.2 million. On April 30, 2014, the Company acquired a privately-owned business which is reported within the FleetNet reporting segment for net cash consideration of $2.6 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements. The Company is in the process of making a final determination of acquired assets and liabilities for the LDS transaction and the provisional measurements are subject to change during the measurement period.

On December 30, 2016, the Company divested certain subsidiaries associated with its ArcBest segment in a transaction valued at $4.8 million, reflecting $2.8 million in net cash consideration and $2.0 million in contingent consideration. The subsidiaries are not significant to the Company’s consolidated operating results and financial condition.

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

Restatements: Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, which reflects our new corporate structure. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate structure. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements. See Note O for further discussion of restructuring activities.

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

Restricted cash consisted of cash deposits at December 31, 2016 and 2015. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short‑term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 3% of its revenues in 2016, 2015, or 2014 or more than 7% of its accounts receivable balance at December 31, 2016 and 2015. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

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

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following useful lives: structures – primarily 15 to 45 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 20 years. The Company utilizes tractors and trailers in its Asset-Based operations and trailers in its ArcBest segment operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the application development stage. Costs incurred in the preliminary project stage and postimplementation-operation stage, which includes maintenance and training costs, are expensed as incurred. For financial reporting purposes, capitalized software costs are amortized by the straight‑line method generally over 2 to 7 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $1.2 million and $2.1 million are reported within other noncurrent assets as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, management was not aware of any events or circumstances indicating the Company’s long‑lived assets would not be recoverable.

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

The Company’s annual impairment testing is performed as of October 1. Due to the corporate restructuring, certain changes were made to the reporting units subsequent to the October 1, 2016 annual impairment tests. We evaluated these changes as insignificant to the fair value and carrying value of each individual reporting unit and determined no indicators of impairment exist as of December 31, 2016.

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

Income Taxes: The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the book value and the tax basis of certain assets and liabilities and the tax effect of operating loss and tax credit carryforwards. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of depreciation deductions and to temporary differences in the recognition of certain revenues and expenses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company classifies any interest and penalty amounts related to income tax matters as operating expenses.

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

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $17.7 million and $21.9 million for the year ended December 31, 2016 and 2015, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Long‑Term Debt: As of December 31, 2016 and 2015, long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, minimum principal payments due under notes payable for the financing of revenue equipment, and the present values of net minimum lease payments under capital lease obligations. The Company’s long-term debt and financing arrangements are further described in Note G.

Contingent Consideration: The Company records the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent consideration liability was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. As of December 31, 2016, the fair value of the outstanding contingent consideration of $6.8 million related to the acquisition of LDS was recorded in accrued expenses and other long-term liabilities, based on when expected payouts become due. The $8.0 million held in escrow for the contingent consideration at the acquisition date was recorded in other long-term assets. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income.

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

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment, and certain other equipment used primarily in Asset-Based segment terminal operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight‑line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, assets held under capital leases are depreciated over their estimated useful lives on the same basis as owned assets and leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight‑line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long‑term debt, net of the current portion due, which is classified in current liabilities.

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

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third‑party actuary. Assumptions impacting the Company’s expense for these plans include the discount rate used to discount the plans’ obligations and, for the nonunion defined benefit pension plan, the expected rate of return applied to the fair value of plan assets. The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. The Company establishes the expected long‑term rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and future increases in health care costs.

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

Revenue Recognition: Asset-Based segment revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. A bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. ArcBest segment revenue is recognized based on the delivery of the shipment to the customer-designated location. Service fee revenue for the FleetNet segment is recognized upon occurrence of the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors.

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

Share‑Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five‑year period following the date of grant, except for certain awards granted to non‑employee directors that typically vest at the end of a one-year period for awards granted on or after January 1, 2016 and at the end of a three‑year period for previous grants, subject to accelerated vesting due to death, disability, retirement, or change‑in‑control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share‑based payment awards as an increase in paid‑in capital.

Share‑based awards are amortized to compensation expense on a straight‑line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.

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

•

Level 3 – Unobservable inputs (Company’s market assumptions) that are significant to the valuation model. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for applicable performance periods, probability weightings assigned to performance scenarios, and discount rates.

Environmental Matters: The Company expenses environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites. The estimated liability is not reduced for possible recoveries from insurance carriers or other third parties.

Exit or Disposal Activities: The Company recognizes liabilities for costs associated with exit or disposal activities when the liability is incurred.

Adopted Accounting Pronouncements: In the first quarter of 2016, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which amended Accounting Standards Codification (“ASC”) Topic 835, Interest – Imputation of Interest, and addresses the presentation of debt issuance costs in the balance sheet. The Company’s debt issuance costs related to its revolving credit agreements continue to be presented as an asset, as permitted, and amortized over the term of the agreements within interest expense. The new guidance did not result in retrospective adjustments to the consolidated financial statements or disclosures.

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

In the fourth quarter of 2016, the Company adopted accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements – Going Concern (Subtopic 205-40), issued by the FASB. The amendment requires an entity’s management to assess conditions and events to determine the entity’s ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued.

Accounting Pronouncements Not Yet Adopted: ASC Topic 740 was amended with the addition of Balance Sheet Classification of Deferred Taxes. The amendment is effective for the Company beginning January 1, 2017. The update will result in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheets.

An amendment to ASC Topic 718, Compensation – Stock Compensation, was issued to simplify the accounting for share-based compensation, which will require the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and will allow employers to make a policy election to account for forfeitures as they occur. The Company is required to adopt the amendments in the first quarter of 2017. Subsequent to adoption, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. All other adopted provisions of the amendment are not expected to have a significant impact on our consolidated financial statements, including the Company electing to record forfeitures as they occur.

ASC Topic 606, which amends the guidance in former ASC Topic 605, Revenue Recognition, provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for the Company on January 1, 2018. The Company plans to adopt this standard on the modified retrospective basis and does not expect a significant impact on the consolidated financial statements.

An amendment to ASC Topic 230, Statement of Cash Flows, which provides classification guidance for restricted cash and for certain cash payments and receipts presented in the statement of cash flows, is effective for the Company beginning January 1, 2018 and is not expected to have a significant on the Company’s consolidated financial statements.

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard on the consolidated financial statements.

An amendment to ASC Topic 326, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, is effective for the Company beginning January 1, 2020. The Company is currently assessing the impact this update will have on the consolidated financial statements and disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including changes in disclosure requirements for income taxes and defined benefit plans.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short‑term investments, and restricted funds:

	December 31	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$92,520	$110,279
Variable rate demand notes(1)(2)	16,057	29,790
Money market funds(3)	5,703	24,904
Total cash and cash equivalents	$114,280	$164,973

Short-term investments
Certificates of deposit(1)	$56,838	$61,597

Restricted cash(4)
Cash deposits(1)	$962	$1,384

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note G).

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its unrestricted short‑term investments primarily in FDIC‑insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2016 and 2015, cash and cash equivalents totaling $39.9 million and $69.9 million, respectively, were not FDIC insured.

Fair Value Disclosure of Financial Instruments

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2016		2015
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	35,000	35,000	35,000	35,000
Notes payable(3)	138,032	137,503	106,703	106,495
	$243,032	$242,503	$211,703	$211,495

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$5,703	$5,703	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,220	2,220	—	—
	$7,923	$7,923	$—	$—
Liabilities:
Contingent consideration(3)	$6,775	$—	$—	$6,775
Interest rate swap(4)	542	—	542	—
	$7,317	$—	$542	$6,775

	December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$24,904	$24,904	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,127	2,127	—	—
	$27,031	$27,031	$—	$—
Liabilities:
Interest rate swap(4)	$897	$—	$897	$—

(1)	Included in cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third‑party brokerage firm. Included in other long‑term assets, with a corresponding liability reported within other long‑term liabilities.

(3)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 inputs include scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 12.3% as of December 31, 2016. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

(4)

Included in other long‑term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2016 and 2015 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balance at December 31, 2015	$—
Contingent consideration liability recorded at fair value for business acquisition	6,711
Change in fair value included in operating income	64
Balance at December 31, 2016	$6,775

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances December 31, 2014	$77,078	$76,448	$630
Goodwill acquired(1)	19,387	19,387	—
Balances December 31, 2015	$96,465	$95,835	$630
Goodwill acquired(2)	12,640	12,640	—
Goodwill divested(3)	(842)	(842)	—
Purchase accounting adjustments	612	612	—
Balances December 31, 2016	$108,875	$108,245	$630

(1)

Goodwill of $4.2 million and $15.2 million related to the January 2, 2015 acquisition of Smart Lines and the December 1, 2015 acquisition of Bear, respectively, is expected to be fully deductible for tax purposes.

(2)

Goodwill related to the September 2, 2016 acquisition of LDS is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with LDS was based on preliminary information as of December 31, 2016.

(3)	Goodwill divested due to the sale of certain non-strategic businesses was determined based on the relative fair value of the businesses sold to the total fair value of the reporting unit.

Intangible assets consisted of the following as of December 31:

		2016			2015
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships(1)	14	$60,431	$15,350	$45,081	$52,221	$11,331	$40,890
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	406	626	1,032	257	775
	13	64,663	18,956	45,707	56,453	14,788	41,665
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,500	N/A	2,500	2,822	N/A	2,822
		34,800		34,800	35,122		35,122
Total intangible assets	N/A	$99,463	$18,956	$80,507	$91,575	$14,788	$76,787

(1)

Customer relationships include $7.7 million related to the September 2, 2016 acquisition of LDS. The fair value assessment of assets and liabilities acquired with LDS was based on preliminary information as of December 31, 2016.

The future amortization for intangible assets and acquired software as of December 31, 2016 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2017	$7,236	$4,538	$2,698
2018	6,654	4,520	2,134
2019	5,469	4,482	987
2020	4,471	4,454	17
2021	4,418	4,412	6
Thereafter	23,301	23,301	—
Total amortization	$51,549	$45,707	$5,842

(1)	Acquired software is reported in property, plant and equipment.

Annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2016 and 2015, and it was determined that there was no impairment of the recorded balances. In November 2016, the Company determined it would discontinue the use of certain software applications as a result of the realignment of the Company’s corporate structure and recorded a non-cash impairment charge of $6.2 million which includes the write-down of $5.5 million of acquired software in the ArcBest segment to its fair value, reflecting estimated reproduction costs less an obsolescence allowance. (See Note O for disclosure of the Company’s restructuring costs.)

NOTE E – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2016	2015	2014
	(in thousands)
Current provision (benefit):
Federal	$(604)	$9,156	$18,063
State	(335)	165	23
Foreign	1,052	2,124	1,657
	113	11,445	19,743

Deferred provision (benefit):
Federal	8,161	12,914	1,575
State	1,354	3,589	3,366
Foreign	7	(68)	(249)
	9,522	16,435	4,692
Total provision for income taxes	$9,635	$27,880	$24,435

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2016	2015	2014
	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$12,182	$21,098	$3,579
Amortization of intangibles	(3,623)	(3,184)	(2,934)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	362	(674)	(1,970)
Revenue recognition	1,862	7	361
Allowance for doubtful accounts	(295)	307	(501)
Foreign tax credit carryforward utilized	—	434	665
Nonunion pension and other retirement plans	3,861	(234)	(1,595)
Deferred compensation plans	203	541	350
Federal net operating loss carryforwards utilized	161	70	4,472
State net operating loss carryforwards utilized (generated)	(304)	623	2,812
State depreciation adjustments	(758)	(657)	(539)
Share-based compensation	(681)	(621)	959
Valuation allowance increase (decrease)	(61)	22	(696)
Leases	(1)	(969)	237
Other accrued expenses	(4,108)	1,256	(362)
Other	722	(1,584)	(146)
Deferred tax provision	$9,522	$16,435	$4,692

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Accrued expenses	$53,366	$50,351
Pension liabilities	4,869	10,797
Postretirement liabilities other than pensions	9,903	9,552
Share-based compensation	6,961	6,926
Federal and state net operating loss carryovers	2,229	2,185
Other	1,856	2,032
Total deferred tax assets	79,184	81,843
Valuation allowance	(293)	(354)
Total deferred tax assets, net of valuation allowance	78,891	81,489

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	95,248	84,150
Intangibles	24,715	28,272
Revenue recognition	5,679	4,176
Prepaid expenses	5,109	4,503
Total deferred tax liabilities	130,751	121,101
Net deferred tax liabilities	$(51,860)	$(39,612)

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2016	2015	2014
	(in thousands)
Income tax provision at the statutory federal rate	$9,901	$25,457	$24,714
Federal income tax effects of:
State income taxes	(357)	(1,314)	(1,186)
Nondeductible expenses	1,653	1,426	1,239
Life insurance proceeds and changes in cash surrender value	(1,001)	(110)	(1,329)
Dividends received deduction	(11)	(3)	(6)
Alternative fuel credit	(1,180)	(1,141)	(1,148)
Increase (decrease) in valuation allowances	(61)	22	(696)
Other(1)	(1,387)	(2,267)	(1,950)
Federal income tax provision	7,557	22,070	19,638
State income tax provision	1,019	3,754	3,389
Foreign income tax provision	1,059	2,056	1,408
Total provision for income taxes	$9,635	$27,880	$24,435
Effective tax rate	34.1%	38.3%	34.6%

(1)	Includes foreign income tax provision, as presented in this table.

Income taxes paid, excluding income tax refunds, totaled $24.3 million, $39.0 million, and $40.4 million in 2016, 2015, and 2014, respectively. Income tax refunds totaled $32.5 million, $21.3 million, and $11.9 million in 2016, 2015, and 2014, respectively.

The tax benefit for exercised options and the tax benefit of dividends on share‑based payment awards, which were reflected in paid‑in capital, were less than $0.1 million for 2016 and 2015 and $0.1 million for 2014.

The Company had state net operating loss carryforwards of $29.7 million and state contribution carryforwards of $1.1 million at December 31, 2016. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of state expirations in 15 or 20 years. As of December 31, 2016 and 2015, the Company had a valuation allowance of $0.3 million related to foreign net operating loss carryforwards, due to the uncertainty of realization. A valuation allowance of $0.7 million relating to foreign tax credit carryforwards was reversed during 2014. Due to increased profitability of the foreign entities and actual and forecasted U.S. income, management concluded that realization of foreign tax credits was more likely than not.

Consolidated federal income tax returns filed for tax years through 2012 are closed by the applicable statute of limitations. During 2014, the U.S. Internal Revenue Service (the “IRS”) completed an examination of the tax returns for 2010, 2011, and 2012, resulting in an adjustment of less than $0.1 million. The Company is not under examination by any foreign or state taxing authorities at December 31, 2016.

For periods subsequent to the June 15, 2012 acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed a consolidated federal income tax return on a stand‑alone basis. The 2009 federal tax return of Panther was examined by the IRS and a report of no change was issued in 2013. Panther’s federal tax returns for years through 2012 are now closed by the statute of limitations. At December 31, 2016, Panther had federal net operating loss carryforwards of approximately $1.7 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $6.3 million. Federal net operating loss carryforwards will expire if not used within 15 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

The Company established a reserve for uncertain tax positions of $0.3 million at December 31, 2013, and increased the reserve to $0.7 million at December 31, 2014 as a result of additional credits taken on filed tax returns. The reserve relates to certain credits claimed on amended federal returns for 2009 and 2010 and utilized on the 2013 federal return. No regulations have been issued by the IRS related to the credit and, other than limited guidance issued to another taxpayer whose underlying facts differ from those of the Company, there is no other guidance or case law applicable to the credit, and the Company has no other information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in the Company’s circumstances. As a result, the Company does not believe the credit meets the standard for recognition at December 31, 2016 under the applicable accounting standards, and has not adjusted the balance of the reserve from $0.7 million. The statute of limitations for the federal return on which these credits were claimed will expire in the fourth quarter of 2017. The Company established a reserve for uncertain tax positions of less than $0.1 million at December 31, 2016 as a result of research and development credits claimed on the 2015 federal return, due to uncertainty of how the IRS will interpret regulations finalized in the fourth quarter of 2016 that relate to these credits.

For 2016 and 2015, interest of less than $0.1 million was paid, and for 2014, no interest was paid, related to federal and state income taxes. Accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2016. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE F – OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $26.7 million, $25.0 million, and $30.2 million in 2016, 2015, and 2014, respectively.

The future minimum rental commitments, net of minimum rental to be received under noncancelable subleases, as of December 31, 2016 for all noncancelable operating leases were as follows:

			Equipment
		Land and	and
	Total	Structures	Other
	(in thousands)
2017	$17,961	$15,917	$2,044
2018	14,519	12,865	1,654
2019	11,965	10,892	1,073
2020	9,648	8,688	960
2021	6,394	6,078	316
Thereafter	5,670	5,670	—
	$66,157	$60,110	$6,047

As of December 31, 2016, the Company had an $18.2 million commitment for the construction of a call center and office building to facilitate the continuing growth in its ArcBest segment, which is expected to be completed in late second quarter 2017.

NOTE G – LONG‑TERM DEBT AND FINANCING ARRANGEMENTS

Long‑Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, both of which are further described in Financing Arrangements within this Note, and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), real estate, and certain other equipment as follows:

	December 31
	2016	2015
	(in thousands)
Credit Facility (interest rate of 2.3%(1) at December 31, 2016)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.4% at December 31, 2016)	35,000	35,000
Notes payable (weighted-average interest rate of 2.2% at December 31, 2016)	138,032	106,703
Capital lease obligations (weighted-average interest rate of 5.8% at December 31, 2016)	641	806
	243,673	212,509
Less current portion	64,143	44,910
Long-term debt, less current portion	$179,530	$167,599

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2016.

Scheduled maturities of long‑term debt obligations as of December 31, 2016 were as follows:

			Accounts	Notes	Capital Lease
			Receivable	Payable	Obligations(2)
		Credit	Securitization	Revenue	Land and
	Total	Facility(1)	Program(1)	Equipment	Structures
	(in thousands)
2017	$68,882	$1,747	$634	$66,279	$222
2018	84,606	2,170	35,002	47,207	227
2019	22,365	2,452	—	19,680	233
2020	75,330	70,007	—	5,303	20
2021	3,620	—	—	3,620	—
Thereafter	36	—	—	36	—
Total payments	254,839	76,376	35,636	142,125	702
Less amounts representing interest	11,166	6,376	636	4,093	61
Long-term debt	$243,673	$70,000	$35,000	$138,032	$641

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2016	2015
	(in thousands)
Revenue equipment	$220,566	$136,698
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	7	—
Total assets securing notes payable or held under capital leases	222,367	138,492
Less accumulated depreciation and amortization(1)	61,643	25,120
Net assets securing notes payable or held under capital leases	$160,724	$113,372

(1)	Amortization of assets held under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long‑term debt obligations have a weighted‑average interest rate of 2.3% at December 31, 2016. The Company paid interest of $4.5 million, $4.0 million, and $2.7 million in 2016, 2015, and 2014, respectively, net of capitalized interest which totaled $0.7 million, $0.2 million, and $0.1 million for 2016, 2015 and 2014, respectively.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced a $70.0 million term loan, which was outstanding under the Company’s previous credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at the alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at the Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at December 31, 2016.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five‑year forward‑starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating‑rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable‑rate interest to fixed‑rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2016. The fair value of the interest rate swap of $0.5 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2016 and 2015, respectively. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2016.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program until January 2, 2018. On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2016 and 2015, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of December 31, 2016.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2016, standby letters of credit of $18.0 million have been issued under the program, which reduced the available borrowing capacity to $47.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2016 and 2015, the Company had letters of credit outstanding of $19.6 million and $22.1 million, respectively, (including $18.0 million and $20.1 million, respectively, issued under the accounts receivable securitization program) of which $1.0 million and $1.4 million, respectively, were collateralized by restricted cash.

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2016 and 2015, surety bonds outstanding related to the self-insurance program totaled $56.5 million and $44.4 million, respectively.

Notes Payable and Capital Leases

The Asset-Based segment has financed the purchase of certain revenue equipment through promissory note arrangements, including $83.4 million, $80.6 million, and $55.3 million of revenue equipment in 2016, 2015, and 2014, respectively. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The ArcBest segment acquired assets held under capital lease arrangements for certain revenue equipment and other equipment totaling less than $0.1 million during 2016. The Company did not enter into capital lease agreements during 2015 or 2014.

NOTE H – ACCRUED EXPENSES

	December 31
	2016	2015
	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$95,784	$96,159
Accrued vacation pay	34,939	33,731
Accrued compensation	27,826	27,524
Taxes other than income	8,284	7,971
Other	23,191	23,342
	$190,024	$188,727

NOTE I – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The amendment resulted in a plan curtailment and eliminated the service cost of the plan. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits have not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate (see Defined Contribution Plans section within this Note).

In consideration of the freeze of the accrual of benefits, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon payment by the plan of the $25.4 million premium for the annuity contract, pension benefit obligations totaling

$23.3 million were irrevocably transferred to the insurance company. The Company recognized pension settlement expense as a component of net periodic benefit cost related to the nonparticipating annuity contract purchase amount of $25.4 million plus total lump-sum benefit distributions of $32.1 million in 2014 with corresponding reductions in the unrecognized net actuarial loss of the nonunion defined benefit pension plan. The Company also recognized pension settlement expense in 2016, 2015, and 2014 related to lump-sum benefit distributions from the plan. The pension settlement expense amounts are presented in the tables within this Note. The remaining pre‑tax unrecognized net actuarial loss of $23.3 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will continue to incur additional quarterly pension settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long‑term cash incentive plan (see Cash Long‑Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2016 and 2014 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense related to lump‑sum distributions in 2015.

The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees began paying a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which was recorded in accumulated other comprehensive loss and is being amortized over approximately nine years.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$159,607	$174,410	$4,917	$6,782	$24,616	$22,116
Service cost	—	—	—	—	429	406
Interest cost	4,572	5,200	130	123	1,017	913
Actuarial (gain) loss(1)	4,202	494	(7)	(47)	133	1,806
Benefits paid	(16,896)	(20,892)	(246)	(1,941)	(663)	(625)
Settlement loss	521	395	—	—	—	—
Benefit obligations at end of year	152,006	159,607	4,794	4,917	25,532	24,616
Change in plan assets
Fair value of plan assets at beginning of year	136,917	158,265	—	—	—	—
Actual return (loss) on plan assets	11,384	(506)	—	—	—	—
Employer contributions	13,400	50	246	1,941	663	625
Benefits paid	(16,896)	(20,892)	(246)	(1,941)	(663)	(625)
Fair value of plan assets at end of year	144,805	136,917	—	—	—	—
Funded status at end of year	$(7,201)	$(22,690)	$(4,794)	$(4,917)	$(25,532)	$(24,616)
Accumulated benefit obligation	$152,006	$159,607	$4,794	$4,917	$25,532	$24,616

(1)

The actuarial loss on the nonunion defined benefit pension plan was higher for 2016, primarily due to a decrease in the discount rate used to remeasure the plan obligation at December 31, 2016 versus December 31, 2015.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Current liabilities (included in accrued expenses)	$—	$—	$(989)	$(246)	$(690)	$(736)
Noncurrent liabilities (included in pension and postretirement liabilities)	(7,201)	(22,690)	(3,805)	(4,671)	(24,842)	(23,880)
Liabilities recognized	$(7,201)	$(22,690)	$(4,794)	$(4,917)	$(25,532)	$(24,616)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$429	$406	$280
Interest cost	4,572	5,200	6,039	130	123	184	1,017	913	788
Expected return on plan assets	(8,607)	(9,180)	(10,419)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(190)	(190)	(190)
Pension settlement expense	3,023	3,202	5,880	206	—	715	—	—	—
Amortization of net actuarial loss(1)	4,087	3,218	2,398	152	159	214	705	853	93
Net periodic benefit cost	$3,075	$2,440	$3,898	$488	$282	$1,113	$1,961	$1,982	$971

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2016(1)	2015(1)	2014(2)	2016	2015(3)	2014
	(in thousands, except per share data)
Pension settlement distributions	$16,515	$20,622	$57,518	$246	$1,941	$853
Pension settlement expense, pre-tax	$3,023	$3,202	$5,880	$206	$—	$715
Pension settlement expense per diluted share, net of taxes	$0.07	$0.07	$0.14	$0.01	$—	$0.02

(1)	Pension settlement distributions represent lump‑sum benefit distributions paid.
(2)	Pension settlement distributions represent $32.1 million of lump‑sum benefit distributions and a $25.4 million nonparticipating annuity contract purchase.
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

Included in accumulated other comprehensive loss at December 31 were the following pre‑tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Unrecognized net actuarial loss	$23,294	$28,457	$635	$1,001	$5,708	$6,280
Unrecognized prior service credit	—	—	—	—	(317)	(507)
Total	$23,294	$28,457	$635	$1,001	$5,391	$5,773

The following amounts, which are reported within accumulated other comprehensive loss at December 31, 2016 are expected to be recognized as components of net periodic benefit cost in 2017 on a pre‑tax basis. (Amounts exclude the effect of pension settlements, which the Company will incur for the nonunion defined benefit pension plan.)

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
Unrecognized net actuarial loss	$2,960	$109	$620
Unrecognized prior service credit	—	—	(190)
Total	$2,960	$109	$430

The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. Weighted‑average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
Discount rate	3.4%	3.5%	2.7%	2.6%	4.0%	4.2%

Weighted‑average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2016(1)	2015(2)	2014(3)	2016	2015	2014(4)	2016	2015	2014
Discount rate	3.5%	3.2%	3.8%	2.6%	2.5%	2.8%	4.2%	3.9%	4.7%
Expected return on plan assets	6.5%	6.5%	6.5%	N/A	N/A	N/A	N/A	N/A	N/A

(1)

The discount rate presented was used to determine the first quarter 2016 expense, and the interim discount rate established upon each quarterly settlement in 2016 of 3.0%, 2.7%, and 2.7% was used to calculate the expense/credit for the second, third, and fourth quarter of 2016, respectively.

(2)

The discount rate presented was used to determine the first quarter 2015 credit, and the interim discount rate established upon each quarterly settlement in 2015 of 3.0%, 3.5%, and 3.4% was used to calculate the expense/credit for the second, third, and fourth quarter of 2015, respectively.

(3)

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

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2016	2015

Health care cost trend rate assumed for next year	8.0%	6.7%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2031	2030

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2016:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$322	$(252)
Effect on postretirement benefit obligation	$5,059	$(4,036)

Estimated future benefit payments from the Company’s nonunion defined benefit pension (paid from trust assets), SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2016 are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
2017	$26,608	$989	$690
2018	$12,386	$—	$777
2019	$12,372	$3,107	$854
2020	$12,543	$—	$928
2021	$12,031	$—	$1,003
2022-2026	$51,341	$—	$6,202

The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. Based upon currently available actuarial information, which is subject to change upon completion of the 2017 actuarial valuation of the plan, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2017. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 107.8% as of the January 1, 2016 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes.

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected long‑term rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor. This approach is intended to establish a long‑term, nonvolatile rate. The Company’s long‑term expected rate of return utilized in determining its 2017 nonunion defined benefit pension plan expense is 6.5%.

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

The weighted‑average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 are summarized in the following table:

	2016
	Target	Acceptable			Weighted-Average Allocation
	Allocation	Range			2016	2015
Equity Securities
Large Cap U.S. Equity	13.0%	8.0%	-	20.0%	14.0%	17.2%
Mid Cap U.S. Equity	9.0	7.0%	-	11.0%	9.4	10.4
Small Cap U.S. Equity	9.0	7.0%	-	11.0%	10.0	10.3
International Equity	14.0	10.0%	-	18.0%	14.4	17.1

Income Securities
Debt Instruments	25.0	20.0%	-	30.0%	25.0	19.5
Floating Rate Loan Fund	10.0	3.0%	-	15.0%	10.8	11.6

Cash Equivalents
Cash and Cash Equivalents	20.0	0.0%	-	25.0%	16.4	13.9
	100.0%				100.0%	100.0%

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

Certain types of investments and transactions are prohibited or restricted by the Company’s written pension investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully‑collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities; or illiquid interests in real estate or mortgages. In addition to index fund investments in equity and income securities, the plan also holds investments in actively managed portfolios which include investments in an actively managed portfolio of mid-cap U.S. equity securities and separate actively managed portfolios of short-term debt instruments. The short-term debt instrument portfolios include 1-3 year and 1-5 year fixed income portfolios, which aim to approximate or exceed the returns of their respective benchmarks while preserving capital, and a total return fixed income portfolio with high quality investment grade corporate bond and high yield bond holdings, which seeks to provide less volatility than longer duration fixed income strategies while generating income. In addition to the requirements of the pension investment policy, certain investment restrictions apply to the actively managed portfolios, including: guidelines for permitted investments; minimum acceptable credit quality of securities; maximum maturity of investments; limitations on the concentration of certain types of investments; and/or acceptable effective duration period ranges.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2016, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and Cash Equivalents(1)	$23,696	$23,696	$—	$—
Debt Instruments(2)	36,245	—	36,245	—
Floating Rate Loans(3)	15,687	15,687	—	—
Large Cap U.S. Equity	20,208	20,208	—	—
Mid Cap U.S. Equity	13,597	13,597	—	—
Small Cap U.S. Equity	14,561	14,561	—	—
International Equity	20,811	20,811	—	—
	$144,805	$108,560	$36,245	$—

(1)	Consists primarily of money market mutual funds.
(2)

Includes corporate debt instruments (81%), mortgage-backed instruments (10%), treasury instruments (7%), municipal debt instruments (1%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

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
(2)

Includes corporate debt instruments (74%), mortgage‑backed instruments (17%), treasury instruments (6%), municipal debt instruments (2%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $3.4 million and $3.9 million were recorded as of December 31, 2016 and 2015, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump‑sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Cash Long‑Term Incentive Plan (see Cash Long‑Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2016 and 2015, VSP balances of $2.2 million and $2.1 million, respectively, were included in other long‑term assets with a corresponding amount recorded in other long‑term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $5.7 million, $5.5 million, and $4.9 million for 2016, 2015, and 2014, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. The Company may make discretionary contributions to the defined contribution plan. In 2016, 2015, and 2014, the Company recognized expense of $5.0 million, $9.5 million and $9.0 million, respectively, related to its contributions to the defined contribution plan.

Cash Long‑Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is generally earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2016, 2015, and 2014, $3.9 million, $6.7 million, $7.6 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long‑term assets include $47.4 million and $45.1 million at December 31, 2016 and 2015, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $2.9 million, $0.3 million, and $3.8 million during 2016, 2015, and 2014, respectively.

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA and other related supplemental agreements. As of December 2016, approximately 77% of ABF Freight employees were covered under the ABF NMFA. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight employees who are members of the IBT. Upon implementation of the ABF NMFA on November 3, 2013, contribution rate increases for the benefits under the collective bargaining agreement were applied retroactively to August 1, 2013. The combined contribution rates for health, welfare, and pension benefits under the ABF NMFA may increase up to $1.00 per hour each August 1 providing that the plans provide evidence that an increase is actuarially necessary.

The multiemployer plans to which ABF Freight segment contributes are jointly‑trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

The Reform Act includes provisions to address the funding of multiemployer pension plans in “critical and declining” status, including certain of those in which ABF Freight participates. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self‑correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of Treasury (the “Treasury Department”) for the reduction of certain accrued benefits.

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2015, approximately 60% of the Asset-Based contributions to multiemployer pension plans were made to plans that are in “critical and declining” status, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, approximately 4% were made to plans that are in “critical status” but not “critical and declining” status, and approximately 3% were made to plans that are in “endangered status,” each as defined by the PPA. The Asset-Based segment’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2016	2015	Implemented (c)	2016	2015	2014	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$77,891	$77,491	$74,001	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	25,075	24,474	23,030	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,381	13,147	12,810	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	9,670	10,020	9,186	No

All other plans in the aggregate					28,122	26,766	25,150
Total multiemployer pension contributions paid(7)					$154,139	$151,898	$144,177

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three‑digit plan number, if applicable.
(b)

Unless otherwise noted, the most recent PPA zone status available in 2016 and 2015 is for the plan’s year‑end status at December 31, 2015 and 2014, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.

(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2015 and 2014.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2015 and 2014.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2015 – January 31, 2016 and February 1, 2014 – January 31, 2015.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2016 and 2015.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2016 and January 31, 2015.
(7)

Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of approximately 2.8%, 1.3%, and 0.8% effective primarily on August 1, 2016, 2015, and 2014, respectively. The Supplemental Negotiating Committee for the Central States Pension Plan approved no pension contribution increase effective August 1, 2016, 2015, and 2014. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2016, 2015, and 2014. The year‑over‑year changes in multiemployer pension plan contributions presented above were also influenced by changes in Asset-Based business levels.

For 2016, 2015, and 2014, 50% to 60% of Asset-Based multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 42.1%, 47.9%, and 48.4% as of January 1, 2016, 2015, and 2014, respectively.

In September 2015, the Central States Pension Plan filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants in the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is ABF Freight’s understanding that its contribution rate is not expected to increase during this period. ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer contribution rates, several of the plans in addition to the Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement (though there can be no guarantees). ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the wage and benefit cost structure on its operating results in discussions with the IBT.

ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury Department denied its proposal to suspend participant benefits in an effort to remain solvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2016 were made to the 707 Pension Fund. Based on currently available information, it is the Company’s understanding that if the 707 Pension Fund becomes insolvent, ABF Freight’s benefit contribution rates under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard. ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 42 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $153.3 million, $144.7 million, and $130.5 million, for the year ended December 31, 2016, 2015, and 2014, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 4.0%, 5.6%, and 5.3% primarily on August 1, 2016, 2015, and 2014, respectively, under the ABF NMFA. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2016, 2015, and 2014 multiemployer health and welfare plan contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2016	2015	2014
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs(1)	$(29,320)	$(35,231)	$(30,140)
Interest rate swap	(542)	(897)	(576)
Foreign currency translation	(1,978)	(2,379)	(1,216)
Total	$(31,840)	$(38,507)	$(31,932)

After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(21,886)	$(25,497)	$(22,387)
Interest rate swap	(329)	(545)	(350)
Foreign currency translation	(1,202)	(1,454)	(742)
Total	$(23,417)	$(27,496)	$(23,479)

(1)

The decrease in unrecognized net periodic benefit costs for 2016 reflects the impact of decreases in the unrecognized net actuarial loss $5.2 million ($3.2 million after-tax) related to the nonunion defined benefit pension plan, primarily due to amortization of net actuarial losses and pension settlement expense offset, in part, by decreases in the discount rates used to remeasure the plan obligations. The increase in unrecognized net periodic benefit costs for 2015 primarily reflected the impact of increases in the unrecognized net actuarial loss of $4.2 million ($2.5 million after‑tax) related to the nonunion defined benefit pension plan, primarily due to the difference in actual return on plan assets versus the assumed return offset, in part, by pension settlement expense and amortization of net actuarial losses. The nonunion defined benefit pension plan is discussed further in Note I.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive loss before reclassifications	(8,442)	(7,535)	(195)	(712)
Amounts reclassified from accumulated other comprehensive loss	4,425	4,425	—	—
Net current-period other comprehensive loss	(4,017)	(3,110)	(195)	(712)

Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(799)	(1,267)	216	252
Amounts reclassified from accumulated other comprehensive loss	4,878	4,878	—	—
Net current-period other comprehensive income	4,079	3,611	216	252

Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	2016	2015
	(in thousands)
Amortization of net actuarial loss	$(4,944)	$(4,230)
Amortization of prior service credit	190	190
Pension settlement expense	(3,229)	(3,202)
Total, pre-tax	(7,983)	(7,242)
Tax benefit	3,105	2,817
Total, net of tax	$(4,878)	$(4,425)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2016		2015
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,088	$0.06	$1,584
Second quarter	$0.08	$2,087	$0.06	$1,578
Third quarter	$0.08	$2,074	$0.06	$1,578
Fourth quarter	$0.08	$2,069	$0.08	$2,097

On January 31, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record on February 14, 2017.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2016, the Company purchased 485,212 shares for an aggregate cost of $9.5 million, leaving $37.7 million available for repurchase under the program as of December 31, 2016. Treasury shares totaled 2,565,399 and 2,080,187 as of December 31, 2016 and 2015, respectively.

NOTE K – SHARE‑BASED COMPENSATION

Stock Awards

As of December 31, 2016 and 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units. As of December 31, 2016, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2016	1,313,550
Granted	536,440
Vested	(236,105)
Forfeited	(136,348)
Outstanding – December 31, 2016	1,477,537

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2016, 2015, and 2014 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2016	536,440	$15.89
2015	269,660	$35.50
2014	232,450	$40.19

The fair value of restricted stock awards that vested in 2016, 2015, and 2014 was $5.8 million, $9.8 million, and $9.4 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2016 was $16.4 million, which is expected to be recognized over a weighted‑average period of approximately two years.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2016	2015	2014
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$18,652	$44,854	$46,177
Effect of unvested restricted stock awards	(138)	(450)	(2,300)
Adjusted net income	$18,514	$44,404	$43,877
Denominator:
Weighted-average shares	25,751,544	26,013,716	25,993,255
Earnings per common share	$0.72	$1.71	$1.69

Diluted
Numerator:
Net income	$18,652	$44,854	$46,177
Effect of unvested restricted stock awards	(137)	(443)	(2,300)
Adjusted net income	$18,515	$44,411	$43,877
Denominator:
Weighted-average shares	25,751,544	26,013,716	25,993,255
Effect of dilutive securities	505,026	516,411	357
Adjusted weighted-average shares and assumed conversions	26,256,570	26,530,127	25,993,612
Earnings per common share	$0.71	$1.67	$1.69

Under the two‑class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock units that receive dividends, which are considered participating securities. Beginning with 2015 grants, the restricted stock unit agreements were modified to remove dividend rights and, therefore, the restricted stock units granted in 2016 and 2015 are not participating securities. For the year ended December 31, 2016, 2015, and 2014 outstanding stock awards of 0.4 million, 0.2 million, and 0.7 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

NOTE M – OPERATING SEGMENT DATA

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand.

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

As a result of implementing its new corporate structure and management’s focus on the corresponding segment results to make operating decisions, the Company combined the Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) reportable operating segments into a single asset‑light logistics operation reported under the ArcBest segment for the quarter and year ended December 31, 2016. The Company has restated certain prior year operating segment data to conform to the current year presentation. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate structure. Certain intercompany charges among the previously reported Panther, ABF Logistics, and ABF Moving segments which were previously eliminated in the “Other and eliminations” line, are now eliminated within the ArcBest segment. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements. See Note O for further discussion of restructuring activities.

The Company’s reportable operating segments are as follows:

•

Asset-Based (formerly the Freight Transportation segment), which includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations include, national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

•

ArcBest, which represents the combined operations of the former Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) segments. The ArcBest segment includes the results of operations of the Company’s businesses which provide: expedite freight transportation services; premium logistics services; third-party truckload and truckload-dedicated brokerage; international freight transportation with air, ocean, and ground service offerings; household goods moving services to commercial and government customers; warehousing management and distribution services; and managed transportation solutions.

•

FleetNet (formerly the Emergency & Preventative Maintenance segment) includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments.

The Company’s other business activities that are not reportable operating segments include ArcBest Corporation and certain other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following table reflects reportable operating segment information for the years ended December 31:

	2016	2015(1)	2014(1)
	(in thousands)
REVENUES
Asset-Based	$1,916,394	$1,916,579	$1,928,531
ArcBest(2)	640,734	590,436	535,915
FleetNet	162,629	174,952	158,581
Other and eliminations	(19,538)	(15,062)	(10,334)
Total consolidated revenues	$2,700,219	$2,666,905	$2,612,693
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,212,411	$1,172,489	$1,118,830
Fuel, supplies, and expenses	282,627	307,345	360,760
Operating taxes and licenses	48,436	48,992	46,955
Insurance	29,335	28,847	24,938
Communications and utilities	18,079	16,129	15,398
Depreciation and amortization	83,570	74,765	68,752
Rents and purchased transportation	199,156	197,073	229,443
Gain on sale of property and equipment	(2,979)	(1,735)	(1,471)
Pension settlement expense(3)	2,274	2,404	5,309
Other	8,741	7,834	9,524
Restructuring costs(4)	1,173	—	—
Total Asset-Based	1,882,823	1,854,143	1,878,438
ArcBest(2)
Purchased transportation	501,853	460,238	406,989
Salaries, wages, and benefits	70,857	62,438	55,159
Supplies and expenses	19,279	15,500	20,195
Depreciation and amortization	14,151	13,375	13,329
Other	19,692	18,093	17,589
Restructuring costs(4)	8,038	—	—
Total ArcBest	633,870	569,644	513,261

FleetNet	160,204	171,998	155,459
Other and eliminations	(5,648)	(4,376)	(3,704)
Total consolidated operating expenses(3)	$2,671,249	$2,591,409	$2,543,454
OPERATING INCOME
Asset-Based	$33,571	$62,436	$50,093
ArcBest(2)	6,864	20,792	22,654
FleetNet	2,425	2,954	3,122
Other and eliminations	(13,890)	(10,686)	(6,630)
Total consolidated operating income	$28,970	$75,496	$69,239
OTHER INCOME (COSTS)
Interest and dividend income	$1,523	$1,284	$851
Interest and other related financing costs	(5,150)	(4,400)	(3,190)
Other, net(5)	2,944	354	3,712
Total other income (costs)	(683)	(2,762)	1,373
INCOME BEFORE INCOME TAXES	$28,287	$72,734	$70,612

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	The 2016 periods include the operations of LDS since the September 2, 2016 acquisition date and the operations of Bear, which was acquired in December 2015.
(3)

Pension settlement expense totaled $3.2 million (pre‑tax) on a consolidated basis for each of the years ended December 31, 2016 and 2015, of which $2.3 million and $2.4 million, respectively, was reported by the Asset-Based segment. Pension settlement expense totaled $6.6 million (pre‑tax) for the year ended December 31, 2014, of which $5.3 million was reported by the Asset-Based segment.

(4)	Restructuring costs relate to the realignment of the Company’s corporate structure.
(5)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table provides asset, capital expenditure, and depreciation and amortization information by reportable operating segment:

		December 31
	2016	2015(1)	2014(1)
	(in thousands)
ASSETS
Asset-Based	$791,117	$694,059	$621,734
ArcBest	330,345	315,859	275,426
FleetNet	21,627	21,958	23,532
Other and eliminations(2)	166,903	231,033	206,930
	$1,309,992	$1,262,909	$1,127,622

	For the year ended December 31
	2016	2015(1)	2014(1)
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(3)	$110,170	$122,542	$78,766
ArcBest	6,154	24,219	6,996
FleetNet	403	1,007	550
Other and eliminations	34,910	11,249	4,496
	$151,637	$159,017	$90,808

	For the year ended December 31
	2016	2015(1)	2014(1)
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$83,570	$74,765	$68,752
ArcBest(4)	14,151	13,375	13,329
FleetNet(5)	1,209	1,119	961
Other and eliminations	4,123	3,783	3,180
	$103,053	$93,042	$86,222

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

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

(3)	Includes assets acquired through notes payable and capital leases of $83.4 million in 2016, $80.6 million in 2015, and $55.3 million in 2014.
(4)	Includes amortization of intangibles of $4.0 million, $3.7 million, and $4.2 million in 2016, 2015, and 2014, respectively.
(5)	Includes amortization of intangibles which totaled $0.3 million, $0.3 million, and $0.2 million in 2016, 2015, and 2014, respectively.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2016	2015(1)	2014(1)
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,345,672	$1,297,129	$1,231,130
Rents, purchased transportation, and other costs of services	823,683	790,612	754,495
Fuel, supplies, and expenses	270,138	292,039	353,489
Depreciation and amortization(2)	103,053	93,042	86,222
Other	118,390	118,587	118,118
Restructuring	10,313	—	—
	$2,671,249	$2,591,409	$2,543,454

(1)

Certain restatements have been made to the prior year’s operating expense data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	Includes amortization of intangible assets.

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2016 and 2015. The restatements the Company made to certain previously reported interim operating segment data to conform to the presentation for the three months and year ended December 31, 2016 (see Note M) had no impact on the quarterly consolidated financial information presented in the tables within this Note.

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$621,455	$676,627	$713,923	$688,214
Operating expenses(1)	630,720	659,973	693,553	687,003
Operating income (loss)(1)	(9,265)	16,654	20,370	1,211
Other income (costs), net	(480)	(273)	185	(115)
Income tax provision (benefit)	(3,642)	6,150	7,615	(488)

Net income (loss)(1)	$(6,103)	$10,231	$12,940	$1,584

Earnings per common share(2)
Basic	$(0.24)	$0.39	$0.50	$0.06
Diluted(1)	$(0.24)	$0.39	$0.49	$0.06

Average common shares outstanding
Basic	25,822,522	25,791,026	25,724,550	25,669,280
Diluted	25,822,522	26,246,868	26,211,524	26,272,487

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$613,276	$696,115	$709,380	$648,134
Operating expenses	611,996	662,649	675,942	640,822
Operating income	1,280	33,466	33,438	7,312
Other income (costs), net	(368)	(557)	(1,392)	(445)
Income tax provision	167	12,942	12,892	1,878

Net income	$745	$19,967	$19,154	$4,989

Earnings per common share(2)
Basic	$0.03	$0.76	$0.73	$0.19
Diluted	$0.03	$0.74	$0.72	$0.19

Average common shares outstanding
Basic	26,051,038	26,021,874	26,009,344	25,936,709
Diluted	26,588,518	26,593,451	26,508,482	26,415,839

(1)

Fourth quarter 2016 includes restructuring charges of $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share, related to the realignment of the Company’s corporate structure. See Note O.

(2)	The Company uses the two class method for calculating earnings per share. See Note L.

NOTE O – RESTRUCTURING CHARGES AND IMPAIRMENT

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded restructuring charges in operating expenses during the fourth quarter of 2016, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses.

The following table presents restructuring charges:

Restructuring
Charges
2016
(in thousands)
Software impairment(1)	$6,244
Contract terminations(2)	2,875
Severance and other(3)	1,194
Total charges	$10,313

(1)	Non-cash charges related to software and other long-lived assets that will be discontinued.
(2)	Charges associated with the termination of noncancelable lease and consulting agreements.
(3)	Primarily severance payments and related costs resulting from a reduction in headcount of approximately 130 positions.

The Company estimates it will incur restructuring charges of approximately $2.0 million in 2017 primarily for employee-related costs associated with the plan announced during 2016.

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

At December 31, 2016 and 2015, the Company’s reserve, which was included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.5 million and $0.8 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ArcBest Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ArcBest Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of ArcBest Corporation and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2017

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 2, 2017 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “2016 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Fiscal Year-End,” “2016 Option Exercises and Stock Vested,” “2016 Equity Compensation Plan Information,” “2016 Pension Benefits,” “2016 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 2, 2017, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2016 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 2, 2017, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 2, 2017, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 2, 2017, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period
	(in thousands)
Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,825	$1,643		$980	(a)	$2,011	(b)	$5,437
Allowance for other accounts receivable	$1,029	$(180)	(c)	$—		$—		$849
Allowance for deferred tax assets	$354	$—		$—		$61	(d)	$293

Year Ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,731	$998		$(144)	(a)	$1,760	(b)	$4,825
Allowance for other accounts receivable	$1,701	$(672)	(c)	$—		$—		$1,029
Allowance for deferred tax assets	$332	$22		$—		$—		$354

Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,533	$1,941		$2,363	(a)	$3,106	(b)	$5,731
Allowance for other accounts receivable	$1,422	$279	(c)	$—		$—		$1,701
Allowance for deferred tax assets	$1,028	$—		$—		$696	(e)	$332

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
Note d –

Decrease (increase) in allowance due to changes in expectation of realization of certain state net operating losses and state deferred tax assets (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

ITEM 16.FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	February 28, 2017	By:	/s/Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 28, 2017
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 28, 2017
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 28, 2017
Traci L. Sowersby	and Principal Accounting Officer

/s/John W. Alden	Director	February 28, 2017
John W. Alden

/s/Fred A. Allardyce	Director	February 28, 2017
Fred A. Allardyce

/s/Eduardo F. Conrado	Director	February 28, 2017
Eduardo F. Conrado

/s/Stephen E. Gorman	Director	February 28, 2017
Stephen E. Gorman

/s/Michael P. Hogan	Director	February 28, 2017
Michael P. Hogan

/s/William M. Legg	Director	February 28, 2017
William M. Legg

/s/Kathleen D. McElligott	Director	February 28, 2017
Kathleen D. McElligott

/s/Craig E. Philip	Director	February 28, 2017
Craig E. Philip

/s/Steven L. Spinner	Director	February 28, 2017
Steven L. Spinner

/s/Janice E. Stipp	Director	February 28, 2017
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

10.3#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2015 awards) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.4#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for awards after 2015) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2016, Commission File No. 000-19969, and incorporated herein by reference).

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

10.8#

Amendment One to the ArcBest Corporation 2012 Change of Control Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2016, Commission File No. 000-19969, and incorporated herein by reference).

10.9#*	Amendment Two to the ArcBest Corporation 2012 Change of Control Plan.
10.10#

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

10.12#

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

10.15#*	ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017.
10.16#

The Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.17#

First Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.18#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.19#*	Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan.
10.20#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.21#

First Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.22#

Second Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan. (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 26, 2016, Commission File No. 000-19969, and incorporated herein by reference).

10.23#

Third Amendment to the ArcBest Corporation Executive Officer Annual Incentive  Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2016, Commission File No. 000-19969, and incorporated herein by reference).

10.24#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.25#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 8, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.26#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2016, Commission File No. 000-19969, and incorporated herein by reference).

10.27#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2016, Commission File No. 000-19969, and incorporated herein by reference).

10.28#*	Consulting Agreement by and between ArcBest Corporation and J. Lavon Morton, dated January 31, 2017.
10.29

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

10.30*

First Amendment to Amended and Restated Receivables Loan Agreement dated as of September 30, 2015 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, PNC Bank, National Association, as Lender, LC Issuer and Agent for the Lender and its assigns and the LC Issuer and its assigns.

10.31*

Second Amendment to Amended and Restated Receivables Loan Agreement, and Omnibus Amendment dated as of December 30, 2016 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, PNC Bank, National Association, as Lender, LC Issuer and Agent for the Lender and its assigns and the LC Issuer and its assigns.

10.32

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