Form 10-Q
period 2017-03-31
ARCBEST CORP /DE/
filed 2017-05-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common Stock, $0.01 par value	25,835,826 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2017	2016
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,253	$114,280
Short-term investments	56,984	56,838
Restricted cash	962	962
Accounts receivable, less allowances (2017 – $5,283; 2016 – $5,437)	258,931	260,643
Other accounts receivable, less allowances (2017 – $875; 2016 – $849)	18,687	22,041
Prepaid expenses	27,012	22,124
Prepaid and refundable income taxes	11,008	9,909
Other	8,226	4,300
TOTAL CURRENT ASSETS	464,063	491,097
PROPERTY, PLANT AND EQUIPMENT
Land and structures	330,909	324,086
Revenue equipment	742,394	743,860
Service, office, and other equipment	155,618	154,119
Software	123,857	120,877
Leasehold improvements	8,993	8,758
	1,361,771	1,351,700
Less allowances for depreciation and amortization	838,147	819,174
PROPERTY, PLANT AND EQUIPMENT, net	523,624	532,526
GOODWILL	108,981	108,875
INTANGIBLE ASSETS, net	79,371	80,507
DEFERRED INCOME TAXES	3,064	2,978
OTHER LONG-TERM ASSETS	65,380	66,095
TOTAL ASSETS	$1,244,483	$1,282,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$130,750	$133,301
Accrued expenses	190,829	198,731
Current portion of long-term debt	59,995	64,143
TOTAL CURRENT LIABILITIES	381,574	396,175
LONG-TERM DEBT, less current portion	167,075	179,530
PENSION AND POSTRETIREMENT LIABILITIES	37,541	35,848
OTHER LONG-TERM LIABILITIES	15,844	16,790
DEFERRED INCOME TAXES	50,773	54,680
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2017: 28,193,117 shares; 2016: 28,174,424 shares	282	282
Additional paid-in capital	316,802	315,318
Retained earnings	377,444	386,917
Treasury stock, at cost, 2017: 2,565,399 shares	(80,045)	(80,045)
Accumulated other comprehensive loss	(22,807)	(23,417)
TOTAL STOCKHOLDERS’ EQUITY	591,676	599,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,244,483	$1,282,078

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$651,088	$621,455

OPERATING EXPENSES	663,341	630,720

OPERATING LOSS	(12,253)	(9,265)

OTHER INCOME (COSTS)
Interest and dividend income	274	401
Interest and other related financing costs	(1,315)	(1,247)
Other, net	647	366
TOTAL OTHER INCOME (COSTS)	(394)	(480)

LOSS BEFORE INCOME TAXES	(12,647)	(9,745)

INCOME TAX BENEFIT	(5,240)	(3,642)

NET LOSS	$(7,407)	$(6,103)

LOSS PER COMMON SHARE
Basic	$(0.29)	$(0.24)
Diluted	$(0.29)	$(0.24)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,684,475	25,822,522
Diluted	25,684,475	25,822,522

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2017	2016
	(Unaudited)
	(in thousands)
NET LOSS	$(7,407)	$(6,103)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2017 – $935; 2016 – $2,230)	(1,471)	(3,504)
Pension settlement expense, net of tax of: (2017 – $761; 2016 – $350)	1,196	550
Amortization of unrecognized net periodic benefit costs, net of tax of: (2017 – $401; 2016 – $437)
Net actuarial loss	660	714
Prior service credit	(29)	(29)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2017 – $88; 2016 – $353)	135	(546)
Change in foreign currency translation, net of tax of: (2017 – $76 ; 2016 – $371)	119	584

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	610	(2,231)

TOTAL COMPREHENSIVE LOSS	$(6,797)	$(8,334)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net loss				(7,407)				(7,407)
Other comprehensive income, net of tax							610	610
Issuance of common stock under share-based compensation plans	19	—	—					—
Tax effect of share-based compensation plans			(247)					(247)
Share-based compensation expense			1,731					1,731
Dividends declared on common stock				(2,066)				(2,066)
Balance at March 31, 2017	28,193	$282	$316,802	$377,444	2,565	$(80,045)	$(22,807)	$591,676

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(7,407)	$(6,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,258	24,164
Amortization of intangibles	1,136	987
Pension settlement expense	1,957	900
Share-based compensation expense	1,731	1,709
Provision for losses on accounts receivable	442	82
Deferred income tax provision (benefit)	(4,197)	5,212
Gain on sale of property and equipment	(613)	(311)
Changes in operating assets and liabilities:
Receivables	3,345	9,569
Prepaid expenses	(5,174)	(3,998)
Other assets	(3,357)	(2,954)
Income taxes	(1,205)	(10,211)
Accounts payable, accrued expenses, and other liabilities	(9,155)	(6,706)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,761	12,340

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(12,273)	(13,357)
Proceeds from sale of property and equipment	1,692	2,435
Purchases of short-term investments	(6,223)	(15,745)
Proceeds from sale of short-term investments	6,125	7,840
Capitalization of internally developed software	(2,440)	(2,668)
NET CASH USED IN INVESTING ACTIVITIES	(13,119)	(21,495)

FINANCING ACTIVITIES
Payments on long-term debt	(17,297)	(11,066)
Net change in book overdrafts	(981)	(5,095)
Payment of common stock dividends	(2,066)	(2,088)
Purchases of treasury stock	—	(2,602)
Payments for tax withheld on share-based compensation	(325)	(178)
NET CASH USED IN FINANCING ACTIVITIES	(20,669)	(21,029)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(32,027)	(30,184)
Cash and cash equivalents and restricted cash at beginning of period	115,242	166,357
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$83,215	$136,173

NONCASH INVESTING ACTIVITIES
Equipment financed	$694	$1,947
Accruals for equipment received	$440	$8,486

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest Corporation® (the “Company”) is the parent holding company of businesses providing integrated logistics solutions. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries; ArcBest, the Company’s asset-light logistics operation; and FleetNet. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2017. As of March 2017, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On September 2, 2016, the ArcBest segment acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million (subject to post-closing adjustments), reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the two years following the acquisition upon the achievement of certain financial targets. As the LDS acquisition is not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. The Company is in the process of making a final determination of the value of acquired assets and liabilities for the LDS transaction and the provisional measurements are subject to change during the measurement period.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) -considered necessary for a fair presentation have been included.

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s organizational structure as announced on November 3, 2016. Under the new structure, the segments previously reported as Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) are consolidated as a single Asset-Light logistics operation under ArcBest. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate structure. Certain intercompany charges among the previously reported Panther, ABF Logistics, and ABF Moving segments which were previously eliminated in the “Other and eliminations” line, are now eliminated within the ArcBest segment. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. The insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance retention limits, which was previously offset against the reserve included in accrued expenses, has been reclassed to other accounts receivable, resulting in an $8.7 million increase in other accounts receivable and a corresponding increase in accrued expenses in the consolidated balance sheet at December 31, 2016. Amounts totaling $18.6 million related to certain service centers of the Company’s Asset-Based operations previously recorded in leasehold improvements were reclassed to land and structures in the consolidated balance sheet at December 31, 2016. Other reclassifications were made to the consolidated financial statements to apply the provisions of accounting pronouncements adopted during the first quarter of 2017 related to deferred income taxes, share-based compensation, and cash flow classification (see Adopted Accounting Pronouncements within this Note). The Company’s deferred tax assets were reclassed, by jurisdiction, from current to long-term in the consolidated balance sheets. The net change in restricted cash previously presented in financing activities of the Company’s consolidated statements of cash flows was removed and restricted cash was included in the reconciliation of beginning- and end-of-period totals of cash and cash equivalents and restricted cash. Cash paid by the Company when directly withholding shares from an employee’s share-based compensation award for tax-withholding purposes was reclassified from an operating activity within changes in income taxes to a financing activity in the consolidated statements of cash flows. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the reclassifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K. The following policy became effective for the Company during the three months ended March 31, 2017.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five‑year period following the date of grant, except for certain awards granted to non-employee directors that typically vest at the end of a one-year period for awards granted on or after January 1, 2016 and at the end of a three-year period for previous grants, subject to accelerated vesting due to death, disability, retirement, or change in control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

Share based awards are amortized to compensation expense on a straight line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company recognizes forfeitures as they occur.

Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which amended Accounting Standards Codification (“ASC”) ASC Topic 740 with the addition of Balance Sheet Classification of Deferred Taxes.  The amendment was retrospectively adopted and resulted in reclassifications to the consolidated balance sheets to present all deferred tax assets and liabilities as noncurrent by jurisdiction.

An amendment to ASC Topic 718, Compensation – Stock Compensation, was issued to simplify the accounting for share-based compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. The Company adopted the amendment in the first quarter of 2017. As a result of applying the provisions of the amendment, the Company recognized a $0.2 million cumulative effect adjustment to the opening balance of retained earnings for the three months ended March 31, 2017. The Company also made a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. This provision of the amendment related to recognition of excess tax benefits and tax deficiencies was adopted prospectively; therefore, the prior period has not been adjusted for this provision. Cash paid by the Company to taxing authorities on the employee’s behalf for withheld shares was reclassified from an operating activity within changes in accounts payable, accrued expenses, and other liabilities to a financing activity in the consolidated statements of cash flows. The other provisions of the adopted amendment did not have a significant impact on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company also adopted amendments to ASC Topic 230, Statement of Cash Flows, which provide classification guidance for restricted cash and certain cash receipts and cash payments presented in the statement of cash flows. The retrospective adoption of the amendments resulted in reclassification to the consolidated statement of cash flows to include restricted cash in the reconciliation of beginning- and end-of-period totals of cash and cash equivalents. Proceeds from the settlement of corporate-owned life insurance policies will be classified as cash provided by investing activities, and cash payments for premiums on such insurance policies will be classified as cash used in operating activities in the consolidated statements of cash flows.

Accounting Pronouncements Not Yet Adopted

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

An amendment to ASC Topic 715, Compensation – Retirement Benefits will require the service cost component of net benefit cost related to benefit plans accounted for under ASC Topic 715 to be included in the same line item or items as other compensation costs arising from services rendered by the related employees and will allow only the service cost component of the net benefit cost to be eligible for capitalization of internal costs. The amendment will also require the other components of net benefit cost, including pension settlement expense, to be presented in other income (costs) rather than in operating income. The amendment is effective for the Company beginning January 1, 2018. The Company is currently assessing the impact this update will have on the consolidated financial statements and disclosures.

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard on the consolidated financial statements and disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	March 31	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$61,067	$92,520
Variable rate demand notes(1)(2)	578	16,057
Money market funds(3)	20,608	5,703
Total cash and cash equivalents	$82,253	$114,280

Short-term investments
Certificates of deposit(1)	$56,984	$56,838

Restricted cash(4)
Cash deposits(1)	$962	$962

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2017 and December 31, 2016, cash and cash equivalents totaling $32.6 million and $39.9 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2017		2016
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	35,000	35,000	35,000	35,000
Notes payable(3)	121,444	120,775	138,032	137,503
	$226,444	$225,775	$243,032	$242,503

(1)

The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$20,608	$20,608	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,271	2,271	—	—
	$22,879	$22,879	$—	$—
Liabilities:
Contingent consideration(3)	$6,790	$—	$—	$6,790
Interest rate swap(4)	319	—	319	—
	$7,109	$—	$319	$6,790

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$5,703	$5,703	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,220	2,220	—	—
	$7,923	$7,923	$—	$—
Liabilities:
Contingent consideration(3)	$6,775	$—	$—	$6,775
Interest rate swap(4)	542	—	542	—
	$7,317	$—	$542	$6,775

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 12.3% as of March 31, 2017. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

(4)

Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2017 and December 31, 2016 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2016	$6,775
Change in fair value included in operating expenses	15
Balances at March 31, 2017	$6,790

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances at December 31, 2016	$108,875	$108,245	$630
Purchase accounting adjustments(1)	106	106	—
Balances at March 31, 2017	$108,981	$108,351	$630

(1)	Goodwill related to the September 2, 2016 acquisition of LDS is based on preliminary information as of March 31, 2017.

Intangible assets consisted of the following:

		March 31, 2017			December 31, 2016
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships(1)	14	$60,431	$16,450	$43,981	$60,431	$15,350	$45,081
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	442	590	1,032	406	626
	13	64,663	20,092	44,571	64,663	18,956	45,707
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,500	N/A	2,500	2,500	N/A	2,500
		34,800		34,800	34,800		34,800
Total intangible assets	N/A	$99,463	$20,092	$79,371	$99,463	$18,956	$80,507

(1)	Customer relationships of $7.7 million related to the September 2, 2016 acquisition of LDS is based on preliminary information as of March 31, 2017.

The future amortization for intangible assets and acquired software as of March 31, 2017 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2017	$5,284	$3,402	$1,882
2018	6,654	4,520	2,134
2019	5,469	4,482	987
2020	4,471	4,454	17
2021	4,418	4,412	6
Thereafter	23,301	23,301	—
Total amortization	$49,597	$44,571	$5,026

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax benefit rate was 41.4% and 37.4% for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three-month period ended March 31, 2016 reflects a benefit of 2.9% related to the alternative fuel tax credit which expired December 31, 2016.

An amendment to ASC Topic 718, Compensation – Stock Compensation became effective in the first quarter of 2017. The amendment was issued to simplify the accounting for share-based compensation by requiring the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. As a result of applying the provisions of the amendment in the first quarter of 2017, the tax rate for the three months ended March 31, 2017 reflects a benefit of 0.6%. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year.

As of March 31, 2017, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2017 and concluded that, other than for certain deferred tax assets related to foreign net operating loss and state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid state income taxes of less than $0.1 million and paid state and foreign income taxes of $1.6 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016 the Company received refunds of less than $0.1 million and $0.7 million, respectively, of federal and state income taxes that were paid in prior years.

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

	March 31	December 31
	2017	2016
	(in thousands)
Credit Facility (interest rate of 2.5%(1) at March 31, 2017)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.7% at March 31, 2017)	35,000	35,000
Notes payable (weighted-average interest rate of 2.2% at March 31, 2017)	121,444	138,032
Capital lease obligations (weighted-average interest rate of 5.7% at March 31, 2017)	626	641
	227,070	243,673
Less current portion	59,995	64,143
Long-term debt, less current portion	$167,075	$179,530

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2017.

Scheduled maturities of long-term debt obligations as of March 31, 2017 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$64,735	$1,944	$759	$61,802	$230
Due after one year through two years	44,207	2,275	925	40,772	235
Due after two years through three years	122,755	71,886	36,047	14,621	201
Due after three years through four years	5,310	—	—	5,303	7
Due after four years through five years	2,338	—	—	2,331	7
Due after five years	—	—	—	—	—
Total payments	239,345	76,105	37,731	124,829	680
Less amounts representing interest	12,275	6,105	2,731	3,385	54
Long-term debt	$227,070	$70,000	$35,000	$121,444	$626

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2017	2016
	(in thousands)
Revenue equipment	$220,381	$220,566
Land and structures (service centers)	1,794	1,794
Software	671	—
Service, office, and other equipment	7	7
Total assets securing notes payable or held under capital leases	222,853	222,367
Less accumulated depreciation and amortization(1)	72,430	61,643
Net assets securing notes payable or held under capital leases	$150,423	$160,724

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its credit agreement which was amended and restated on January 2, 2015 (“the Amended and Restated Credit Agreement”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at March 31, 2017.

Interest Rate Swap

The Company has an interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2017. The fair value of the interest rate swap of $0.3 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively. The unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at March 31, 2017 and December 31, 2016, and the change in the unrealized loss on the interest rate swap for the three months ended March 31, 2017 and 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at March 31, 2017.

Accounts Receivable Securitization Program

On March 20, 2017, the Company entered into a second amendment to extend the maturity date of its accounts receivable securitization program until April 1, 2020 and increase the amount of cash proceeds provided under the facility from $100.0 million to $125.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2017, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of March 31, 2017.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2017, standby letters of credit of $18.0 million have been issued under the program, which reduced the available borrowing capacity to $72.0 million.

In April 2017, the Company borrowed an additional $10.0 million under the accounts receivable securitization program further reducing its available borrowing capacity to $62.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2017, the Company had letters of credit outstanding of $19.6 million (including $18.0 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2017, surety bonds outstanding related to the self-insurance program totaled $54.4 million.

Notes Payable and Capital Leases

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $0.7 million for software during the three months ended March 31, 2017.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$122	$107
Interest cost	1,240	1,305	26	32	265	254
Expected return on plan assets	(2,167)	(1,946)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	1,957	900	—	—	—	—
Amortization of net actuarial loss(1)	886	955	20	38	173	176
Net periodic benefit cost	$1,916	$1,214	$46	$70	$513	$490

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

In first quarter 2017, the nonunion defined benefit pension plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost for the three months ended March 31, 2017 of $2.0 million (pre-tax), or $1.2 million (after-tax), related to the $7.6 million premium paid by the plan for the annuity contract and $4.8 million of lump-sum benefit distributions from the plan. For the three months ended March 31, 2016, pension settlement expense of $0.9 million (pre-tax), or $0.6 million (after-tax), was recognized related to $4.5 million of lump-sum distributions from the plan. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2017.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2017:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2016	$152,006
Interest cost	1,240
Actuarial loss(1)	4,290
Benefits paid	(12,532)
Benefit obligations at March 31, 2017	145,004
Change in plan assets
Fair value of plan assets at December 31, 2016	144,805
Actual return on plan assets	4,050
Benefits paid	(12,532)
Fair value of plan assets at March 31, 2017	136,323
Funded status at March 31, 2017(2)	$(8,681)
Accumulated benefit obligation	$145,004

(1)

Primarily impacted by actuarial increases in the valuation of participant data as of January 1, 2017. The actuarial loss from remeasurement upon settlement was also impacted by a decrease in the discount rate at March 31, 2017 compared to the previous remeasurement at December 31, 2016.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2017.

Based upon current actuarial information, the Company does not have a minimum cash contribution requirement to its nonunion defined benefit pension plan for 2017; however, depending on relevant factors, the Company could make a contribution to the plan during 2017. The plan’s preliminary adjusted funding target attainment percentage (“AFTAP”) is projected to be 107.8% as of the January 1, 2017 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contribution obligations to these plans are specified in the ABF NMFA, which will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the reduction of certain accrued benefits. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 31, 2017, in which the plan’s actuary certified that, as of January 1, 2017, the plan is in critical and declining status, as defined by the Reform Act, with the funded percentage projected to be 40.0% as of the January 1, 2017 valuation date. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

As previously disclosed in the Company’s 2016 Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is the Company’s understanding that if the 707 Pension Fund becomes insolvent, ABF Freight’s benefit contribution rates under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2016 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31	December 31
	2017	2016
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(28,737)	$(29,320)
Interest rate swap	(319)	(542)
Foreign currency translation	(1,783)	(1,978)
Total	$(30,839)	$(31,840)

After-tax amounts:
Unrecognized net periodic benefit costs	$(21,530)	$(21,886)
Interest rate swap	(194)	(329)
Foreign currency translation	(1,083)	(1,202)
Total	$(22,807)	$(23,417)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2017 and 2016:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,217)	(1,471)	135	119
Amounts reclassified from accumulated other comprehensive loss	1,827	1,827	—	—
Net current-period other comprehensive income	610	356	135	119

Balances at March 31, 2017	$(22,807)	$(21,530)	$(194)	$(1,083)

Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(3,466)	(3,504)	(546)	584
Amounts reclassified from accumulated other comprehensive loss	1,235	1,235	—	—
Net current-period other comprehensive income (loss)	(2,231)	(2,269)	(546)	584

Balances at March 31, 2016	$(29,727)	$(27,766)	$(1,091)	$(870)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Three Months Ended March 31
	2017	2016
	(in thousands)
Amortization of net actuarial loss	$(1,079)	$(1,169)
Amortization of prior service credit	47	47
Pension settlement expense	(1,957)	(900)
Total, pre-tax	(2,989)	(2,022)
Tax benefit	1,162	787
Total, net of tax	$(1,827)	$(1,235)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2017		2016
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,066	$0.08	$2,088

On May 2, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 16, 2017, payable on May 30, 2017.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended March 31, 2017.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of March 31, 2017 and December 31, 2016, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding – January 1, 2017	1,477,537
Granted	2,500
Vested	(26,998)
Forfeited(1)	(18,759)
Outstanding – March 31, 2017	1,434,280

(1)	Forfeitures are recognized as they occur.

The RSUs granted during the period had a weighted-average grant date fair value of $30.18 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2017	2016
	(in thousands, except share and per share data)
Basic
Numerator:
Net loss	$(7,407)	$(6,103)
Effect of unvested restricted stock awards	(17)	(18)
Adjusted net loss	$(7,424)	$(6,121)
Denominator:
Weighted-average shares	25,684,475	25,822,522
Loss per common share	$(0.29)	$(0.24)

Diluted
Numerator:
Net loss	$(7,407)	$(6,103)
Effect of unvested restricted stock awards	(17)	(18)
Adjusted net loss	$(7,424)	$(6,121)
Denominator:
Weighted-average shares	25,684,475	25,822,522
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,684,475	25,822,522
Loss per common share	$(0.29)	$(0.24)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. Outstanding stock awards of 0.8 million and 0.9 million for the three months ended March 31, 2017 and 2016, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of decreasing the loss per share.

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

On November 3, 2016, the Company announced its plan to implement a new corporate structure which unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017. As previously reported in the Company’s 2016 Annual Report on Form 10‑K, the operating segments previously reported as Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) were combined into a single asset‑light logistics operation reported under the ArcBest segment for the quarter and year ended December 31, 2016.

The Company has restated certain prior year operating segment data in this Quarterly Report on Form 10-Q to conform to the current year presentation. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate structure. Certain intercompany charges among the previously reported Panther, ABF Logistics, and ABF Moving segments which were previously eliminated in the “Other and eliminations” line, are now eliminated within the ArcBest segment. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements.

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

•

Asset-Based, which includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

•

The ArcBest segment includes the results of operations of the Company’s Expedite, Truckload, and Truckload-Dedicated businesses as well as its premium logistics services; international freight transportation with air, ocean, and ground service offerings; household goods moving services to consumer, commercial, and government customers; warehousing management and distribution services; and managed transportation solutions.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedite services. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

•

FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments.

Emergency roadside service events of the FleetNet segment are favorably impacted by adverse weather conditions that affect commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

The Company’s other business activities and operating segments that are not reportable include ArcBest Corporation and certain other subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2017	2016(1)
	(in thousands)
REVENUES
Asset-Based	$464,356	$439,063
ArcBest(2)	152,876	142,397
FleetNet	40,238	43,564
Other and eliminations	(6,382)	(3,569)
Total consolidated revenues	$651,088	$621,455

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$304,843	$296,162
Fuel, supplies, and expenses	75,432	66,689
Operating taxes and licenses	11,869	11,980
Insurance	7,109	6,466
Communications and utilities	4,822	4,372
Depreciation and amortization	20,983	20,392
Rents and purchased transportation	46,608	39,696
Gain on sale of property and equipment	(617)	(172)
Pension settlement expense(3)	1,401	677
Other	1,791	1,800
Restructuring costs(4)	140	—
Total Asset-Based	474,381	448,062

ArcBest(2)
Purchased transportation	121,919	111,831
Salaries, wages, and benefits	16,536	18,581
Supplies and expenses	5,286	4,418
Depreciation and amortization	3,366	3,465
Other	4,058	4,094
Restructuring costs(4)	810	—
Total ArcBest	151,975	142,389

FleetNet	39,264	42,580
Other and eliminations(4)	(2,279)	(2,311)
Total consolidated operating expenses(3)	$663,341	$630,720

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	The 2017 period includes the operations of LDS, which was acquired in September 2016.
(3)

For the three months ended March 31, 2017 and 2016, pre-tax pension settlement expense on a consolidated basis totaled $2.0 million and $0.9 million, respectively, of which $1.4 million and $0.7 million, respectively, was reported by the Asset-Based segment.

(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K). Other and eliminations includes $0.7 million of restructuring costs.

	Three Months Ended
	March 31
	2017	2016(1)
	(in thousands)
OPERATING INCOME (LOSS)
Asset-Based	$(10,025)	$(8,999)
ArcBest(2)	901	8
FleetNet	974	984
Other and eliminations	(4,103)	(1,258)
Total consolidated operating loss	$(12,253)	$(9,265)

OTHER INCOME (COSTS)
Interest and dividend income	$274	$401
Interest and other related financing costs	(1,315)	(1,247)
Other, net(3)	647	366
Total other costs	(394)	(480)
LOSS BEFORE INCOME TAXES	$(12,647)	$(9,745)

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	The 2017 periods include the operations of LDS, which was acquired in September 2016.
(3)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2017	2016(1)
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$334,829	$331,137
Rents, purchased transportation, and other costs of services	199,871	184,699
Fuel, supplies, and expenses	72,662	63,135
Depreciation and amortization(2)	25,394	25,151
Other	28,954	26,598
Restructuring(3)	1,631	—
	$663,341	$630,720

(1)

Certain restatements have been made to the prior year’s operating expense data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	Includes amortization of intangible assets.
(3)	Restructuring costs relate to the realignment of the Company’s corporate structure.

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded $1.6 million of restructuring charges in operating expenses during the three months ended March 31, 2017, primarily for employee-related costs.

The Company estimates it will incur restructuring charges of approximately $1.0 million during the remainder of 2017 primarily for employee-related costs associated with the plan announced during 2016.

NOTE L – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

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

At March 31, 2017 and December 31, 2016, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.5 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation® (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and integrated logistics solutions. On November 3, 2016, we announced our plan to implement a new corporate structure that unified our sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows us to operate as one logistics provider under the ArcBest brand. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

Our operations are conducted through our three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries; ArcBest, our asset-light logistics operation; and FleetNet. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. We have restated certain prior year operating segment data in this Quarterly Report on Form 10-Q to conform to the current year presentation. There was no impact on our consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements. See additional descriptions of our segments and the restatements made to certain prior year operating segment data in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. Our 2016 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2017	2016
	(in thousands, except per share data)
REVENUES
Asset-Based	$464,356	$439,063
ArcBest	152,876	142,397
FleetNet	40,238	43,564
Other and eliminations	(6,382)	(3,569)
Total consolidated revenues	$651,088	$621,455

OPERATING INCOME (LOSS)
Asset-Based	$(10,025)	$(8,999)
ArcBest	901	8
FleetNet	974	984
Other and eliminations	(4,103)	(1,258)
Total consolidated operating loss	$(12,253)	$(9,265)

NET LOSS	$(7,407)	$(6,103)

DILUTED LOSS PER SHARE	$(0.29)	$(0.24)

Our consolidated revenues, which totaled $651.1 million for the three-month period ended March 31, 2017, increased 4.8% compared to the same prior-year period. The year-over-year increase in consolidated revenues reflect a 5.8% increase in our Asset-Based revenues and a 3.8% increase in revenues of our Asset-Light operations, which represent the combined operations of our ArcBest and FleetNet segments. Our Asset-Based revenues reflect increased revenue per hundredweight including fuel surcharges and profile effects, partially offset by lower tonnage on a per day basis. Asset-Light revenue growth was primarily due to incremental revenues from Logistics & Distribution Services, LLC (“LDS”), which was acquired in September 2016. On a combined basis, the Asset-Light operating segments generated approximately 29% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2017.

The decline in our consolidated operating results for the three months ended March 31, 2017, compared to the same prior-year period, was primarily due to higher pension settlement expense and the restructuring charges related to the realignment of our organizational structure. The consolidated pre-tax pension settlement charge recognized for the nonunion defined benefit pension plan for the three months ended March 31, 2017 and 2016 was $2.0 million and $0.9 million, respectively, related to lump-sum benefit distributions from the plan in both periods and an annuity contract purchase for the 2017 period. We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $0.8 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Consolidated operating loss for the three months ended March 31, 2017 was impacted by restructuring charges of $1.6 million pre-tax, or $0.04 per diluted share after-tax, of which $0.7 million were included in the “Other and eliminations” line of consolidated operating loss. “Other and eliminations” also includes personnel and technology expenses related to investments in improving the ArcBest experience and solutions for our customers to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” to be approximately $4.0 million for second quarter 2017.

In addition to the above items, the year-over-year comparisons of consolidated net loss and loss per share were impacted by the effective tax rates, as further described within the Income Taxes section of MD&A, and by higher income from changes in the cash surrender value of variable life insurance policies, which is reported below the operating income line in the consolidated statements of operations. A portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.02 to diluted earnings per share for the three months ended March 31, 2017, compared to $0.01 per share in the same period of 2016.

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

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2017	2016
	($ thousands)
Net loss	$(7,407)	$(6,103)
Interest and other related financing costs	1,315	1,247
Income tax benefit	(5,240)	(3,642)
Depreciation and amortization	25,394	25,151
Amortization of share-based compensation	1,731	1,709
Amortization of net actuarial losses of benefit plans and pension settlement expense	3,037	2,069
Restructuring charges	1,631	—
Consolidated Adjusted EBITDA	$20,461	$20,431

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries (“ABF Freight”). Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of our 2016 Annual Report on Form 10‑K.

The key indicators necessary to understand the operating results of our Asset-Based segment include:

•	overall customer demand for Asset-Based transportation services, including the impact of economic factors;
•	volume of transportation services provided, primarily measured by average daily shipment weight (“tonnage”), which influences operating leverage as the level of tonnage and number of shipments vary;
•	prices obtained for services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and
•

ability to manage cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

The Asset-Based segment represented approximately 71% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2017. As of March 2017, approximately 83% of Asset-Based employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the first three months of 2017, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately 40% of Asset-Based shipments and primarily affects noncontractual customers. The year-over-year Asset-Based revenue comparison for the three months ended March 31, 2017 was impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits of the Asset-Based segment amounted to 65.7% and 67.4% of revenue for the three months ended March 31, 2017 and 2016, respectively. The year-over-year decrease as a percentage of revenue was influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the segments wage and benefit cost structure on its operating results.

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2016. Rate freezes for the annual contribution period which began August 1, 2016 impacted multiemployer pension plans to which ABF Freight made approximately 65% of its total multiemployer pension contributions for the year ended December 31, 2016.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015, includes provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the suspension of certain benefits.

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

As previously disclosed in our 2016 Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is our understanding that ABF Freight’s benefit contribution rates to the 707 Pension Fund under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

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

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2017	2016
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	65.7%	67.4%
Fuel, supplies, and expenses	16.3	15.2
Operating taxes and licenses	2.6	2.7
Insurance	1.5	1.5
Communications and utilities	1.0	1.0
Depreciation and amortization	4.5	4.6
Rents and purchased transportation	10.0	9.0
Gain on sale of property and equipment	(0.1)	—
Pension settlement expense	0.3	0.2
Other	0.4	0.4
Restructuring costs	—	—
	102.2%	102.0%

Asset-Based Operating Loss	(2.2)%	(2.0)%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended
	March 31
	2017	2016	% Change
Workdays	64.0	63.5
Billed revenue(1) per hundredweight, including fuel surcharges	$29.47	$27.72	6.3%
Pounds	1,590,350,243	1,588,943,977	0.1%
Pounds per day	24,849,223	25,022,740	(0.7)%
Shipments per day	20,577	19,470	5.7%
Shipments per DSY(2) hour	0.449	0.446	0.7%
Pounds per DSY(2) hour	541.83	573.06	(5.4)%
Pounds per shipment	1,208	1,285	(6.0)%
Pounds per mile(3)	19.84	19.73	0.6%

(1)

Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.

(2)

Dock, street, and yard (“DSY”) measures are further discussed in Asset-Based Operating Expenses within this section of Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in the Asset-Based segment’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(3)

Total pounds per mile is used to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation, including rail service, is used.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2017 totaled $464.4 million compared to $439.1 million for the same period of 2016. Billed revenue (as described in footnote (1) to the key operating statistics table above) increased 5.6% on a per-day basis for the three months ended March 31, 2017, compared to the same prior-year period, reflecting a 6.3% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 0.7% decrease in tonnage per day. The increase in total billed revenue per hundredweight benefited from freight profile effects and higher fuel surcharge revenues associated with increased fuel prices during the three-month period ended March 31, 2017.

The 0.7% decline in tonnage per day for the three months ended March 31, 2017, reflects the impact of mixed freight market conditions during the first three months of 2017. Although total tonnage declined, we experienced strong shipment growth. Average weight per shipment declined 6.0%, compared to the prior year quarter, while daily shipment counts increased 5.7%. The lower weight per shipment in first quarter 2017 reflects a combination of factors, including: growth in e-commerce-related shipments which generally have smaller average shipment sizes, excess spot truckload capacity in the market compared to the prior year quarter which provided alternative carriers for some of our customers’ large-sized shipments, and the impact of the soft freight environment on larger industrial customer shipments. The lower weight per shipment resulted in lower revenue per shipment without a corresponding reduction in cost due to the labor required to handle the higher shipment levels (discussed further in the Operating Income and Operating Expenses paragraphs that follow).

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.25% effective August 29, 2016, although the rate changes vary by lane and shipment characteristics. Softness in the market due to available truckload capacity, as previously mentioned, applied downward pressure on average price increases as customers solicit bids for contract renewals. Despite the impact of excess capacity and a competitive industry pricing environment, prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 3.9% for the three months ended March 31, 2017.

The increase in total billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2017, compared to the same period of 2016, benefited from changes in freight profile, the general rate increase, contract renewals, and an increase in the nominal fuel surcharge rate. Compared to the same prior-year period, the average nominal fuel surcharge rate for the three months ended March 31, 2017 increased approximately 280 basis points, from the levels of the same period of 2016. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three months ended March 31, 2017 had a low-single-digit percentage increase when compared to the same prior-year period.

Asset-Based Revenues — April 2017

Asset-Based billed revenues for the month of April 2017 increased approximately 7% from April 2016 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 6%, which includes higher fuel surcharges. Average daily total tonnage for April 2017 increased approximately 1% compared to April 2016 levels. The Asset-Based segment continued to experience soft freight markets and handled fewer spot volume shipments during April 2017 versus the same prior-year period, which resulted in a lower weight per shipment, offset by a year-over-year increase in total shipments per day of approximately 6% in April 2017. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Asset-Based Operating Loss

The Asset-Based segment operating ratio for the three-month period ended March 31, 2017 increased by 0.2 percentage points over the same prior-year period. The Asset-Based segment generated an operating loss of $10.0 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively. The operating ratio deterioration and operating loss comparison reflect a $0.7 million increase in nonunion pension settlement expense and $0.1 million of restructuring charges associated with our corporate realignment. Excluding these items, the Asset-Based operating ratio was essentially unchanged compared to the prior year quarter. Improving the Asset-Based operating ratio is dependent upon: managing the segment’s cost structure (as discussed in Labor Costs of the Asset-Based Segment Overview of Results of Operations) and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements.

The trend we have experienced in recent quarters of growth in shipment levels at a lower average weight per shipment continued in first quarter 2017. Since revenue for each shipment is typically determined by applying a price, which considers profile characteristics of the shipment, to the weight of the shipment, this trend has had a negative impact on revenue per shipment while still requiring operating resources (including labor and, in certain markets, local purchased transportation agents) to handle higher numbers of shipments. For the three months ended March 31, 2017, shipments increased 5.7% per day while daily tonnage declined 0.7%, leading to lower weight per shipment and, consequently, lower revenue per shipment. The Asset-Based segment operating ratio was also impacted by changes in the operating expenses discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 65.7% and 67.4% of Asset-Based segment revenues for the three-month period ended March 31, 2017 and 2016, respectively. Salaries, wages, and benefits costs increased $8.7 million for the three months ended March 31, 2017, compared to the same prior-year period. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 3.3% effective primarily on August 1, 2016, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team in order to reduce costs. The 0.7% improvement in shipments per DSY hour for the three months ended March 31, 2017, compared to the same prior-year period, was influenced by higher utilization of purchased transportation, as further discussed below. Lower weight per shipment during first quarter 2017, compared to first quarter 2016, contributed to a 5.4% decrease in pounds per DSY hour. The 0.6% increase in pounds per mile reflects a combination of increased utilization of purchased transportation, including rail services, and more efficient linehaul operations.

Fuel, supplies, and expenses as a percentage of revenue increased 1.1 percentage points for the three months ended March 31, 2017, compared to the same prior-year period, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 44%. The increase in fuel, supplies, and expenses was partially offset by fewer road miles driven during the 2017 period and improved fuel efficiency.

Rents and purchased transportation as a percentage of revenue increased 1.0 percentage point for the three months ended March 31, 2017, compared to the same prior-year period. The increase in these costs was primarily related to higher utilization of local purchased transportation agents, an increase in rail miles of approximately 15%, and higher fuel surcharges associated with these purchased transportation services which were needed to handle higher shipment levels.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements they encounter. Our corporate structure unifies our sales, pricing, customer service, marketing, and capacity sourcing functions to better serve our customers through delivery of integrated logistics solutions.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of our 2016 Annual Report on Form 10‑K. The key indicators necessary to understand our Asset-Light operating results include:

•	customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;
•	prices obtained for services, primarily measured by revenue per shipment or event;

•	net revenue for the ArcBest segment, which is defined as revenues less purchased transportation operating expense; and
•	management of operating costs.

As previously disclosed within the General section of MD&A, we have restated certain prior year operating segment data in this Quarterly Report on Form 10-Q to conform to the current year presentation. See descriptions of the Asset-Light operating segments and discussion of the restated prior year operating segment data in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

For the three months ended March 31, 2017, the combined revenues of our Asset-Light operations totaled $193.1 million, accounting for approximately 29% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $186.0 million, or approximately 30% of total revenues before other revenues and intercompany eliminations, for the same period of 2016.

ArcBest Segment

The following table provides a comparison of key operating statics for the ArcBest Segment.

Year Over Year % Change
Three Months Ended
March 31, 2017

Expedite(1)
Revenue / Shipment	9.9%

Shipments / Day	(1.8%)

Truckload and Truckload - Dedicated(2)
Revenue / Shipment	2.7%

Shipments / Day	16.5%

(1)	Expedite primarily represents the expedited operations which were previously reported in the Premium Logistics (Panther) segment.
(2)

Truckload represents the brokerage operations and Truckload – Dedicated represents the dedicated operations of LDS, both of which were previously reported in the Transportation Management (ABF Logistics) segment. Comparisons are impacted by the operations of LDS, which was acquired in September 2016.

The ArcBest segment revenues totaled $152.9 million and $142.4 million for the three months ended March 31, 2017 and 2016, respectively. The 7.4% increase in revenues for the three months ended March 31, 2017, compared to the same prior-year period, primarily reflects incremental revenues from Truckload-Dedicated, which represents the acquired operations of LDS. Excluding the impact of revenues from the LDS acquisition, ArcBest segment revenues declined due to decreases in shipment levels, partially offset by higher revenue per shipment which was influenced by higher fuel prices in first quarter 2017 compared to the prior year quarter. The decrease in shipment levels, excluding the impact of the acquired LDS operations, primarily reflects lower demand for our truckload brokerage and household goods moving services.

ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased 1.3% for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to higher incremental revenues from LDS. ArcBest’s net revenue margin was 20.3% for first quarter 2017, versus 21.5% for first quarter 2016, with the year-over-year declines reflecting the increased cost of purchased transportation outpacing improvements in customer rates. Net revenue for our Expedite services improved for the three months ended March 31, 2017, compared to the same prior-year period, reflecting a 9.9% increase in revenue per shipment driven by a longer average length of haul, partially offset by a 1.8% decrease in shipments per day. Net revenue for our Truckload and Truckload-Dedicated business increased for the three months ended March 31, 2017, compared to the same period of 2016, primarily due to the acquisition of LDS.

Operating income increased $0.9 million for the three months ended March 31, 2017, compared to the same period of 2016. The ArcBest segment profit improvement was negatively impacted by restructuring charges of $0.8 million in first quarter 2017 related to realignments under our enhanced marketing approach. (See Note J and Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for discussion of our corporate restructuring.) The profit improvement primarily reflects lower salaries, wages, and benefits due to alignment of the segment’s labor structure resulting from our restructuring.

FleetNet Segment

FleetNet’s revenues totaled $40.2 million and $43.6 million for the three months ended March 31, 2017 and 2016, respectively. The 7.6% decrease in revenues was primarily due to lower roadside event activity for the three-month period ended March 31, 2017, versus the same period of 2016, partially offset by an increase in preventative maintenance service events and improved pricing for both roadside and preventative maintenance services.

Despite the lower revenues, FleetNet’s first quarter 2017 operating income was relatively consistent with first quarter 2016, reflecting labor efficiencies and alignment of the segment’s cost structure to business levels.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended March 31
	2017				2016
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	EBITDA
	(in thousands)
ArcBest	$901	$3,366	$810	$5,077	$8	$3,465	$3,473
FleetNet	974	280	—	1,254	984	287	1,271
Asset-Light Adjusted EBITDA	$1,875	$3,646	$810	$6,331	$992	$3,752	$4,744

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

(2)	Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of our corporate structure.
(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, and amortization of acquired software of $0.8 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

(4)	Restructuring costs relate to the realignment of our corporate structure.

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

Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

In addition, partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) have been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis; however, in recent periods, improved mileage and lower maintenance costs on newer equipment have partially offset increases in depreciation expense. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note L to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

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

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems and proprietary software programs that are integral to the efficient operation of our business. Cybersecurity attacks and cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	March 31	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents(1)	$82,253	$114,280
Short-term investments, primarily FDIC-insured certificates of deposit	56,984	56,838
Total unrestricted	139,237	171,118
Restricted cash(2)	962	962
Total(3)	$140,199	$172,080

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  March 31, 2017 and December 31, 2016 cash and cash equivalents totaling $32.6 million and $39.9 million, respectively, were not FDIC insured.

Cash, cash equivalents, and short-term investments, including amounts restricted, decreased $31.9 million from December 31, 2016 to March 31, 2017. During the three-month period ended March 31, 2017, cash provided by operations of $1.8 million and cash on hand was used to repay $17.3 million of notes payable; fund $10.6 million of capital expenditures, net of proceeds from asset sales; and pay dividends of $2.1 million on common stock. Cash provided by operating activities during the three months ended March 31, 2017 was $10.6 million below the same prior-year period, primarily due to changes in working capital and lower operating results.

Cash, cash equivalents, and short-term investments, including amounts restricted, decreased $22.2 million from December 31, 2015 to March 31, 2016. During the three-month period ended March 31, 2016, cash provided by operations of $12.3 million and cash on hand was used to fund $10.9 million of capital expenditures net of proceeds from asset sales (and an additional $1.9 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $11.1 million of notes payable; purchase $2.6 million of treasury stock; pay $5.1 million of book overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $2.1 million on common stock.

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

Interest Rate Swap

We have a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2017. The fair value of the interest rate swap liability of $0.3 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on April 1, 2020, provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million and in April 2017, we borrowed an additional $10.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives.

The accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2017, we had available borrowing capacity of $72.0 million under the accounts receivable securitization program. Following the additional borrowing in April 2017, our available borrowing capacity under the program was $62.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2017, we had letters of credit outstanding of $19.6 million (including $18.0 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of March 31, 2017, surety bonds outstanding related to our self-insurance program totaled $54.4 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $0.7 million for software during the three months ended March 31, 2017. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, certain construction costs associated with our new office and call center facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2017. These purchase obligations totaled $102.6 million as of March 31, 2017, with $95.3 million estimated to be paid within the next year, $7.1 million estimated to be paid in the following two-year period, and $0.2 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new office and call center facility are included in our 2017 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $124.8 million, including interest, as of March 31, 2017, a decrease of $17.3 million from December 31, 2016. The scheduled maturities of our long-term debt obligations as of March 31, 2017, including our contractual obligation to repay the $35.0 million borrowed on our accounts receivable securitization program, are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. An additional $10.0 million, which was borrowed subsequent to March 31, 2017, is also scheduled for repayment on the April 1, 2020 maturity date of the accounts receivable securitization program. There have been no other material changes in the contractual obligations disclosed in our 2016 Annual Report on Form 10‑K during the three months ended March 31, 2017.

For 2017, our total net capital expenditures, including amounts financed, are estimated to range from $145.0 million to $170.0 million, net of asset sales. These 2017 estimated net capital expenditures include revenue equipment purchases of $94.0 million, primarily for our Asset-Based operations. Expected real estate expenditures totaling approximately $32.0 million are for expansion opportunities and completion of previously disclosed call center facilities and office buildings, a portion of which will replace leased space. The remainder of 2017 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based segment and technology investments across the enterprise. We have the flexibility to adjust planned 2017 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $105.0 million to $115.0 million in 2017.

Based upon current actuarial information, we do not have a minimum cash contribution requirement to our nonunion defined benefit pension plan for 2017; however, depending on relevant factors, we could make contributions to the nonunion pension plan during 2017 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q).

Our Asset-Based segment contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $140.2 million at March 31, 2017. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase.

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

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Amended and Restated Credit Agreement; and other factors. On May 2, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 16, 2017, payable on May 30, 2017.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended March 31, 2017, we did not purchase any shares of our common stock, leaving $37.7 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2017. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Off-Balance Sheet Arrangements

At March 31, 2017, our off-balance sheet arrangements of $170.4 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax benefit rate was 41.4% for the three months ended March 31, 2017, compared to an effective tax benefit rate of 37.4% for the three months ended March 31, 2016. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full-year 2017 tax rate to vary significantly from the statutory rate.

The difference between our effective tax rate and the federal statutory rate for the three months ended March 31, 2016 and 2017, primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three-month period ended March 31, 2016 reflects a benefit of 2.9% related to the alternative fuel tax credit which expired December 31, 2016.

An amendment to ASC Topic 718, Compensation – Stock Compensation, was issued to simplify the accounting for share-based compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. We adopted the amendment in the first quarter of 2017. As a result of applying the provisions of the amendment, the tax rate for the three months ended March 31, 2017 reflects a benefit of 0.6%. We may experience volatility in our income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year.

At March 31, 2017, we had $47.7 million of net deferred tax liabilities after valuation allowances. Valuation allowances for deferred tax assets totaled $0.2 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2017 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of March 31, 2017, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2017, the financial reporting loss exceeded the loss determined under income tax law. For the three months ended March 31, 2016, the loss determined under income tax law exceeded the financial reporting loss.

During the three months ended March 31, 2017, we made state tax payments of less than $0.1 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2016 Annual Report on Form 10-K. There has been no material changes in our critical accounting policies during the three months ended March 31, 2017. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance will require many operating leases to be reflected as liabilities with associated right-of-use assets in our consolidated balance sheet. We are currently assessing the impact this update will have on our consolidated financial statements.

Management believes that there is no other new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; not achieving some or all of the expected financial and operating benefits of our corporate restructuring or incurring additional costs or operational inefficiencies as a result of the restructuring; relationships with employees, including unions, and our ability to attract and retain employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; competitive initiatives and pricing pressures; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; the cost, integration, and performance of any recent or future acquisitions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; governmental regulations; environmental laws and regulations, including emissions-control regulations; the loss or reduction of business from large customers; litigation or claims asserted against us; the cost, timing, and performance of growth initiatives; the loss of key employees or the inability to execute succession planning strategies; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; self-insurance claims and insurance premium costs; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; potential impairment of goodwill and intangible assets; maintaining our intellectual property rights, brand, and corporate reputation; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; antiterrorism and safety measures; and other financial, operational, and legal risks and uncertainties detailed from time to time in our public filings with the Securities and Exchange Commission.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to “Risk Factors” in Part I, Item 1A in our 2016 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2016, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2016 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended March 31, 2017.

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

10.1#*	The ArcBest 16b Annual Incentive Compensation Plan and form of award.

10.2#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.3#

Amendment Two to the ArcBest Corporation 2012 Change of Control Plan (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2017, Commission File No. 000-19969, and incorporated herein by reference).

10.4#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2017, Commission File No. 000-19969, and incorporated herein by reference).

10.5#

Consulting Agreement by and between ArcBest Corporation and J. Lavon Morton, dated January 31, 2017 (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2017, Commission File No. 000-19969, and incorporated herein by reference).

10.6

Second Amended and Restated Receivables Loan Agreement dated as of March 20, 2017, by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, the financial institutions from time to time party thereto, as Lenders, PNC Bank, National Association, as LC Issuer and Agent for the Lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 23, 2017 Commission File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: May 9, 2017	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 9, 2017	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer