Form 10-Q
period 2017-06-30
ARCBEST CORP /DE/
filed 2017-08-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Stock, $0.01 par value	25,706,231 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2017	2016
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,569	$114,280
Short-term investments	54,148	56,838
Restricted cash	—	962
Accounts receivable, less allowances (2017 – $6,046; 2016 – $5,437)	282,856	260,643
Other accounts receivable, less allowances (2017 – $890; 2016 – $849)	19,052	22,041
Prepaid expenses	24,668	22,124
Prepaid and refundable income taxes	10,098	9,909
Other	8,293	4,300
TOTAL CURRENT ASSETS	501,684	491,097
PROPERTY, PLANT AND EQUIPMENT
Land and structures	338,228	324,086
Revenue equipment	763,567	743,860
Service, office, and other equipment	161,555	154,119
Software	124,135	120,877
Leasehold improvements	9,008	8,758
	1,396,493	1,351,700
Less allowances for depreciation and amortization	841,245	819,174
PROPERTY, PLANT AND EQUIPMENT, net	555,248	532,526
GOODWILL	108,981	108,875
INTANGIBLE ASSETS, net	78,237	80,507
DEFERRED INCOME TAXES	2,722	2,978
OTHER LONG-TERM ASSETS	65,389	66,095
TOTAL ASSETS	$1,312,261	$1,282,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$142,373	$133,301
Accrued expenses	200,052	198,731
Current portion of long-term debt	62,588	64,143
TOTAL CURRENT LIABILITIES	405,013	396,175
LONG-TERM DEBT, less current portion	194,730	179,530
PENSION AND POSTRETIREMENT LIABILITIES	37,028	35,848
OTHER LONG-TERM LIABILITIES	15,185	16,790
DEFERRED INCOME TAXES	58,225	54,680
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2017: 28,450,025 shares; 2016: 28,174,424 shares	285	282
Additional paid-in capital	316,334	315,318
Retained earnings	391,143	386,917
Treasury stock, at cost, 2017: 2,759,919 shares; 2016: 2,565,399 shares	(83,656)	(80,045)
Accumulated other comprehensive loss	(22,026)	(23,417)
TOTAL STOCKHOLDERS’ EQUITY	602,080	599,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,312,261	$1,282,078

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$720,368	$676,627	$1,371,456	$1,298,082

OPERATING EXPENSES	695,634	659,973	1,358,975	1,290,693

OPERATING INCOME	24,734	16,654	12,481	7,389

OTHER INCOME (COSTS)
Interest and dividend income	285	387	559	788
Interest and other related financing costs	(1,389)	(1,231)	(2,704)	(2,478)
Other, net	505	571	1,152	937
TOTAL OTHER COSTS	(599)	(273)	(993)	(753)

INCOME BEFORE INCOME TAXES	24,135	16,381	11,488	6,636

INCOME TAX PROVISION	8,358	6,150	3,118	2,508

NET INCOME	$15,777	$10,231	$8,370	$4,128

EARNINGS PER COMMON SHARE
Basic	$0.61	$0.39	$0.32	$0.16
Diluted	$0.60	$0.39	$0.32	$0.16

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,767,791	25,791,026	25,726,363	25,806,774
Diluted	26,291,641	26,246,868	26,378,436	26,295,683

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(Unaudited)
	(in thousands)
NET INCOME	$15,777	$10,231	$8,370	$4,128

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2017 – Three-month period $64, Six-month period $999; 2016 – Three-month period $1,229, Six-month period $3,459)	(98)	(1,931)	(1,569)	(5,435)
Pension settlement expense, net of tax of: (2017 – Three-month period $290, Six-month period $1,051; 2016 – Three-month period $219, Six-month period $569)	454	345	1,650	895
Amortization of unrecognized net periodic benefit costs, net of tax of: (2017 – Three-month period $352, Six-month period $753; 2016 – Three-month period $477, Six-month period $914)
Net actuarial loss	581	780	1,241	1,494
Prior service credit	(29)	(29)	(58)	(58)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2017 – Three-month period $52, Six-month period $140; 2016 – Three-month period $93, Six-month period $446)	81	(146)	216	(692)
Change in foreign currency translation, net of tax of: (2017 – Three-month period $134, Six month-period $58; 2016 – Three-month period $86, Six-month period $285)	(208)	(135)	(89)	449

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	781	(1,116)	1,391	(3,347)

TOTAL COMPREHENSIVE INCOME	$16,558	$9,115	$9,761	$781

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net income				8,370				8,370
Other comprehensive income, net of tax							1,391	1,391
Issuance of common stock under share-based compensation plans	276	3	(3)					—
Tax effect of share-based compensation plans			(2,580)					(2,580)
Share-based compensation expense			3,599					3,599
Purchase of treasury stock					195	(3,611)		(3,611)
Dividends declared on common stock				(4,144)				(4,144)
Balance at June 30, 2017	28,450	$285	$316,334	$391,143	2,760	$(83,656)	$(22,026)	$602,080

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2017	2016
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net Income	$8,370	$4,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,332	48,913
Amortization of intangibles	2,271	1,986
Pension settlement expense	2,701	1,464
Share-based compensation expense	3,599	4,200
Provision for losses on accounts receivable	1,053	418
Deferred income tax provision	2,687	13,535
Gain on sale of property and equipment	(412)	(2,486)
Changes in operating assets and liabilities:
Receivables	(21,091)	(2,292)
Prepaid expenses	(2,549)	(806)
Other assets	(3,100)	(3,286)
Income taxes	458	(4,262)
Accounts payable, accrued expenses, and other liabilities	9,007	(7,752)
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,326	53,760

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(27,123)	(26,082)
Proceeds from sale of property and equipment	2,751	6,250
Purchases of short-term investments	(6,223)	(18,685)
Proceeds from sale of short-term investments	9,065	16,415
Business acquisitions, net of cash acquired	—	197
Capitalization of internally developed software	(4,323)	(5,098)
NET CASH USED IN INVESTING ACTIVITIES	(25,853)	(27,003)

FINANCING ACTIVITIES
Borrowings under accounts receivable securitization program	10,000	—
Payments on long-term debt	(34,948)	(22,827)
Net change in book overdrafts	(2,478)	(6,489)
Deferred financing costs	(275)	—
Payment of common stock dividends	(4,144)	(4,175)
Purchases of treasury stock	(3,611)	(5,116)
Payments for tax withheld on share-based compensation	(2,690)	(1,310)
NET CASH USED IN FINANCING ACTIVITIES	(38,146)	(39,917)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(12,673)	(13,160)
Cash and cash equivalents and restricted cash at beginning of period	115,242	166,357
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$102,569	$153,197

NONCASH INVESTING ACTIVITIES
Equipment financed	$38,593	$35,768
Accruals for equipment received	$3,179	$10,614

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

The Asset-Based segment represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2017. As part of our corporate restructuring (further described in “Financial Statement Presentation” within this Note), effective January 1, 2017, certain nonunion sales, pricing, customer service, marketing, and capacity sourcing employees were transferred to our corporate shared services departments (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of June 2017, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. The insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance retention limits, which was previously offset against the reserve included in accrued expenses, has been reclassed to other accounts receivable, resulting in an $8.7 million increase in other accounts receivable and a corresponding increase in accrued expenses in the consolidated balance sheet at December 31, 2016. Amounts totaling $18.6 million related to certain service centers of the Company’s Asset-Based operations previously recorded in leasehold improvements were reclassed to land and structures in the consolidated balance sheet at December 31, 2016. These reclassifications were previously reported in the Company’s first quarter 2017 Quarterly Report on Form 10-Q. The prior period impact of the reclassification of the insurance receivable is also reflected in the consolidated statements of cash flows for the six months ended June 30, 2016.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K. The following policy became effective for the Company during the six months ended June 30, 2017.

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

Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which amended Accounting Standards Codification (“ASC”) Topic 740 with the addition of Balance Sheet Classification of Deferred Taxes.  The amendment was retrospectively adopted and resulted in reclassifications to the consolidated balance sheets to present all deferred tax assets and liabilities as noncurrent by jurisdiction.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. As a result of applying the provisions of the amendment, the Company recognized a $0.2 million cumulative effect adjustment to the opening balance of retained earnings as previously disclosed in the Company’s first quarter 2017 Quarterly Report on Form 10‑Q. The Company also made a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. This provision of the amendment related to recognition of excess tax benefits and tax deficiencies was adopted prospectively; therefore, the prior period has not been adjusted for this provision. Cash paid by the Company to taxing authorities on the employee’s behalf for withheld shares was reclassified from an operating activity within changes in accounts payable, accrued expenses, and other liabilities to a financing activity in the consolidated statements of cash flows. The other provisions of the adopted amendment did not have a significant impact on the Company’s consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

ASC Topic 606, which amends the guidance in former ASC Topic 605, Revenue Recognition, provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for the Company on January 1, 2018. The Company is in the process of contract review and documentation in preparation for adopting the revenue recognition standard. The Company plans to adopt this standard on the modified retrospective basis and does not expect a significant impact on the consolidated financial statements.

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

ASC Topic 718 Compensation-Stock Compensation, was amended to provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. The amendment is effective for the Company beginning January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard, which is required to be adopted on the modified retrospective basis, on the consolidated financial statements and disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	June 30	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$64,143	$92,520
Variable rate demand notes(1)(2)	13,212	16,057
Money market funds(3)	25,214	5,703
Total cash and cash equivalents	$102,569	$114,280

Short-term investments
Certificates of deposit(1)	$54,148	$56,838

Restricted cash
Cash deposits(1)	$—	$962

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2017 and December 31, 2016, cash and cash equivalents totaling $46.0 million and $39.9 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2017		2016
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	35,000	35,000
Notes payable(3)	141,741	141,405	138,032	137,503
	$256,741	$256,405	$243,032	$242,503

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$25,214	$25,214	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,122	2,122	—	—
Interest rate swap(3)	156	—	156	—
	$27,492	$27,336	$156	$—
Liabilities:
Contingent consideration(4)	$6,790	$—	$—	$6,790
Interest rate swap(3)	342	—	342	—
	$7,132	$—	$342	$6,790

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$5,703	$5,703	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,220	2,220	—	—
	$7,923	$7,923	$—	$—
Liabilities:
Contingent consideration(4)	$6,775	$—	$—	$6,775
Interest rate swap(3)	542	—	542	—
	$7,317	$—	$542	$6,775

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets or long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2017 and December 31, 2016 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 11.9% and 12.3% as of June 30, 2017 and December 31, 2016, respectively. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2016	$6,775
Change in fair value included in operating expenses	15
Balances at June 30, 2017	$6,790

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances at December 31, 2016	$108,875	$108,245	$630
Purchase accounting adjustments(1)	106	106	—
Balances at June 30, 2017	$108,981	$108,351	$630

(1)	Goodwill related to the September 2016 acquisition of LDS is based on preliminary information as of June 30, 2017.

Intangible assets consisted of the following:

		June 30, 2017			December 31, 2016
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships(1)	14	$60,431	$17,548	$42,883	$60,431	$15,350	$45,081
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	478	554	1,032	406	626
	13	64,663	21,226	43,437	64,663	18,956	45,707
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,500	N/A	2,500	2,500	N/A	2,500
		34,800		34,800	34,800		34,800
Total intangible assets	N/A	$99,463	$21,226	$78,237	$99,463	$18,956	$80,507

(1)	Customer relationships of $7.7 million related to the September 2016 acquisition of LDS is based on preliminary information as of June 30, 2017.

The future amortization for intangible assets and acquired software as of June 30, 2017 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2017	$3,328	$2,268	$1,060
2018	6,641	4,520	2,121
2019	5,464	4,482	982
2020	4,471	4,454	17
2021	4,418	4,412	6
Thereafter	23,301	23,301	—
Total amortization	$47,623	$43,437	$4,186

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 34.6% and 27.1% for the three and six months ended June 30, 2017, respectively, and 37.5% and 37.8% for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017 and 2016, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three- and six-month period ended June 30, 2016 reflects a benefit of 1.9% and 8.6%, respectively, related to the alternative fuel tax credit which expired December 31, 2016.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. As a result of applying the provisions of the amendment beginning in the first quarter of 2017, the tax rate for the three and six months ended June 30, 2017 reflects a benefit of 4.8% and 10.8%, respectively.

As of June 30, 2017, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2017 and concluded that, other than for certain deferred tax assets related to foreign net operating loss and state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid state and foreign income taxes of $0.4 million and $2.2 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016 the Company received refunds of $0.1 million and $10.8 million, respectively, of federal and state income taxes that were paid in prior years.

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

	June 30	December 31
	2017	2016
	(in thousands)
Credit Facility (interest rate of 2.7%(1) at June 30, 2017)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.0% at June 30, 2017)	45,000	35,000
Notes payable (weighted-average interest rate of 2.4% at June 30, 2017)	141,741	138,032
Capital lease obligations (weighted-average interest rate of 5.7% at June 30, 2017)	577	641
	257,318	243,673
Less current portion	62,588	64,143
Long-term debt, less current portion	$194,730	$179,530

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2017.

Scheduled maturities of long-term debt obligations as of June 30, 2017 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)(2)	Program(1)	Payable	Obligations(3)
	(in thousands)
Due in one year or less	$68,166	$2,026	$1,029	$64,880	$231
Due after one year through two years	45,379	2,251	1,173	41,718	237
Due after two years through three years	135,177	71,199	45,948	17,887	143
Due after three years through four years	13,459	—	—	13,452	7
Due after four years through five years	9,160	—	—	9,155	5
Due after five years	257	—	—	257	—
Total payments	271,598	75,476	48,150	147,349	623
Less amounts representing interest	14,280	5,476	3,150	5,608	46
Long-term debt	$257,318	$70,000	$45,000	$141,741	$577

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	In July 2017, the Company amended and extended the credit agreement which extended the maturity date of the Credit Facility to July 7, 2022.
(3)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2017	2016
	(in thousands)
Revenue equipment	$258,412	$220,566
Land and structures (service centers)	1,794	1,794
Software	486	—
Service, office, and other equipment	40	7
Total assets securing notes payable or held under capital leases	260,732	222,367
Less accumulated depreciation and amortization(1)	83,554	61,643
Net assets securing notes payable or held under capital leases	$177,178	$160,724

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its credit agreement which was amended and restated on January 2, 2015 (the “Amended and Restated Credit Agreement”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at June 30, 2017.

In July 2017, the Company amended and extended its credit agreement (the “Second Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of its Credit Facility from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans the Company may request under the facility from $75.0 million to $100.0 million. The maturity date of the Credit Facility was extended to July 7, 2022. The covenants and conditions of the Second Amended and Restated Credit Agreement are consistent with the previously amended credit agreement.

Interest Rate Swap

The Company has an interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2017. The fair value of the interest rate swap of $0.3 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of June 30, 2017. The fair value of the interest rate swap of $0.2 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2017.

The unrealized loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at June 30, 2017 and December 31, 2016, and the change in the unrealized income (loss) on the interest rate swaps for the three and six months ended June 30, 2017 and 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at June 30, 2017.

Accounts Receivable Securitization Program

In March 2017, the Company entered into a second amendment to extend the maturity date of its accounts receivable securitization program until April 1, 2020 and increase the amount of cash proceeds provided under the facility from $100.0 million to $125.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. In April 2017, the Company borrowed $10.0 million under the accounts receivable securitization program. As of June 30, 2017, $45.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program as of June 30, 2017.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2017, standby letters of credit of $19.0 million have been issued under the program, which reduced the available borrowing capacity to $61.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2017, the Company had letters of credit outstanding of $19.6 million (including $19.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2017, surety bonds outstanding related to the self-insurance program totaled $59.4 million.

Notes Payable and Capital Leases

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $37.9 million and $38.6 million for revenue equipment and software during the three and six months ended June 30, 2017, respectively.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$122	$107
Interest cost	1,149	1,158	25	33	265	255
Expected return on plan assets	(2,054)	(2,158)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(48)
Pension settlement expense	744	564	—	—	—	—
Amortization of net actuarial loss(1)	757	1,061	21	38	174	176
Net periodic benefit cost	$596	$625	$46	$71	$513	$490

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$244	$214
Interest cost	2,389	2,463	51	65	530	509
Expected return on plan assets	(4,221)	(4,104)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Pension settlement expense	2,701	1,464	—	—	—	—
Amortization of net actuarial loss(1)	1,643	2,017	41	76	347	352
Net periodic benefit cost	$2,512	$1,840	$92	$141	$1,026	$980

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and six months ended June 30, 2017 of $0.7 million (pre-tax), or $0.5 million (after-tax), and $2.7 million (pre-tax), or $1.7 million (after-tax), respectively, related to $4.9 million and $9.7 million of lump-sum benefit distributions from the plan for the three and six months ended June 30, 2017, respectively, which included a $7.6 million purchase during the first quarter 2017 of a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. For the three and six months ended June 30, 2016, pension settlement expense of $0.6 million (pre-tax), or $0.3 million (after-tax), and $1.5 million (pre-tax), or $0.9 million (after-tax), respectively, was recognized related to $2.7 million and $7.2 million of lump-sum distributions from the plan for the same respective periods. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2017.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2017:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2016	$152,006
Interest cost	2,389
Actuarial loss(1)	4,929
Benefits paid	(17,461)
Benefit obligations at June 30, 2017	141,863
Change in plan assets
Fair value of plan assets at December 31, 2016	144,805
Actual return on plan assets	6,582
Benefits paid	(17,461)
Fair value of plan assets at June 30, 2017	133,926
Funded status at June 30, 2017(2)	$(7,937)

Accumulated benefit obligation	$141,863

(1)

Impacted by actuarial increases in the valuation of participant data as of January 1, 2017 and the actuarial loss from remeasurement upon settlement which was impacted by a decrease in the discount rate at June 30, 2017 compared to the December 31, 2016 measurement date.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2017.

Based upon current actuarial information, the Company does not have a minimum cash contribution requirement to its nonunion defined benefit pension plan for 2017. The plan’s preliminary adjusted funding target attainment percentage (“AFTAP”) is projected to be 107.8% as of the January 1, 2017 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 31, 2017, in which the plan’s actuary certified that, as of January 1, 2017, the plan is in critical and declining status, as defined by the Reform Act, with the funded percentage projected to be 40% as of the January 1, 2017 valuation date. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

As previously disclosed in the Company’s 2016 Annual Report on Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is the Company’s understanding that ABF Freight’s benefit contribution rates to the 707 Pension Fund under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2016 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30	December 31
	2017	2016
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(27,251)	$(29,320)
Interest rate swap	(186)	(542)
Foreign currency translation	(2,125)	(1,978)
Total	$(29,562)	$(31,840)

After-tax amounts:
Unrecognized net periodic benefit costs	$(20,622)	$(21,886)
Interest rate swap	(113)	(329)
Foreign currency translation	(1,291)	(1,202)
Total	$(22,026)	$(23,417)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2017 and 2016:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,442)	(1,569)	216	(89)
Amounts reclassified from accumulated other comprehensive loss	2,833	2,833	—	—
Net current-period other comprehensive income	1,391	1,264	216	(89)

Balances at June 30, 2017	$(22,026)	$(20,622)	$(113)	$(1,291)

Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(5,678)	(5,435)	(692)	449
Amounts reclassified from accumulated other comprehensive loss	2,331	2,331	—	—
Net current-period other comprehensive income (loss)	(3,347)	(3,104)	(692)	449

Balances at June 30, 2016	$(30,843)	$(28,601)	$(1,237)	$(1,005)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Six Months Ended June 30
	2017	2016
	(in thousands)
Amortization of net actuarial loss	$(2,031)	$(2,445)
Amortization of prior service credit	95	95
Pension settlement expense	(2,701)	(1,464)
Total, pre-tax	(4,637)	(3,814)
Tax benefit	1,804	1,483
Total, net of tax	$(2,833)	$(2,331)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2017		2016
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,066	$0.08	$2,088
Second quarter	$0.08	$2,078	$0.08	$2,087

On July 25, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 8, 2017, payable on August 22, 2017.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. During the six months ended June 30, 2017 the Company purchased 194,520 shares for an aggregate cost of $3.6 million, leaving $34.1 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of June 30, 2017 and December 31, 2016, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding – January 1, 2017	1,477,537
Granted	501,750
Vested	(373,138)
Forfeited(1)	(42,509)
Outstanding – June 30, 2017	1,563,640

(1)	Forfeitures are recognized as they occur.

The RSUs granted during the period had a weighted-average grant date fair value of $16.35 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$15,777	$10,231	$8,370	$4,128
Effect of unvested restricted stock awards	(65)	(81)	(50)	(38)
Adjusted net income	$15,712	$10,150	$8,320	$4,090
Denominator:
Weighted-average shares	25,767,791	25,791,026	25,726,363	25,806,774
Earnings per common share	$0.61	$0.39	$0.32	$0.16

Diluted
Numerator:
Net income	$15,777	$10,231	$8,370	$4,128
Effect of unvested restricted stock awards	(64)	(80)	(50)	(38)
Adjusted net income	$15,713	$10,151	$8,320	$4,090
Denominator:
Weighted-average shares	25,767,791	25,791,026	25,726,363	25,806,774
Effect of dilutive securities	523,850	455,842	652,073	488,909
Adjusted weighted-average shares and assumed conversions	26,291,641	26,246,868	26,378,436	26,295,683
Earnings per common share	$0.60	$0.39	$0.32	$0.16

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. Outstanding stock awards of less than 0.1 million for the three and six months ended June 30, 2017 and 0.4 million for the 2016 periods, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share.

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

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedite services. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Shipment volumes of the ArcBest segment’s Truckload-Dedicated service offering, which was acquired in September 2016, are typically highest in the third and fourth calendar quarters of each year. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
REVENUES
Asset-Based	$514,537	$486,251	$978,893	$925,314
ArcBest(2)	175,929	154,347	328,805	296,744
FleetNet	36,501	41,780	76,739	85,344
Other and eliminations	(6,599)	(5,751)	(12,981)	(9,320)
Total consolidated revenues	$720,368	$676,627	$1,371,456	$1,298,082

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$314,252	$303,214	$619,095	$599,376
Fuel, supplies, and expenses	75,878	72,279	151,310	138,968
Operating taxes and licenses	12,252	12,154	24,121	24,134
Insurance	7,540	7,660	14,649	14,126
Communications and utilities	4,535	4,279	9,357	8,651
Depreciation and amortization	21,324	20,911	42,307	41,303
Rents and purchased transportation	53,346	47,800	99,954	87,496
(Gain) loss on sale of property and equipment	25	(2,197)	(592)	(2,369)
Pension settlement expense(3)	533	424	1,934	1,101
Other	2,658	2,355	4,449	4,155
Restructuring costs(4)	33	—	173	—
Total Asset-Based	492,376	468,879	966,757	916,941

ArcBest(2)
Purchased transportation	139,354	121,502	261,273	233,333
Salaries, wages, and benefits	16,762	17,668	33,298	36,249
Supplies and expenses	6,769	4,641	12,055	9,059
Depreciation and amortization	3,337	3,475	6,703	6,940
Other	3,828	4,888	7,886	8,982
Restructuring costs(4)	65	—	875	—
Total ArcBest	170,115	152,174	322,090	294,563

FleetNet	35,771	41,184	75,035	83,764
Other and eliminations(4)	(2,628)	(2,264)	(4,907)	(4,575)
Total consolidated operating expenses(3)	$695,634	$659,973	$1,358,975	$1,290,693

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	The 2017 period includes the operations of LDS, which was acquired in September 2016.
(3)

For the three months ended June 30, 2017 and 2016, pre-tax pension settlement expense on a consolidated basis totaled $0.7 million and $0.6 million, respectively, of which $0.5 million and $0.4 million, respectively, was reported by the Asset-Based segment. For the six months ended June 30, 2017 and 2016, pre-tax pension settlement expense totaled $2.7 million and $1.5 million, respectively, of which $1.9 million and $1.1 million, respectively, was reported by the Asset-Based segment.

(4)

Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K). Other and eliminations includes $0.3 million and $0.9 million of restructuring costs for the three and six months ended June 30, 2017, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
OPERATING INCOME
Asset-Based	$22,161	$17,372	$12,136	$8,373
ArcBest(2)	5,814	2,173	6,715	2,181
FleetNet	730	596	1,704	1,580
Other and eliminations	(3,971)	(3,487)	(8,074)	(4,745)
Total consolidated operating income	$24,734	$16,654	$12,481	$7,389

OTHER INCOME (COSTS)
Interest and dividend income	$285	$387	$559	$788
Interest and other related financing costs	(1,389)	(1,231)	(2,704)	(2,478)
Other, net(3)	505	571	1,152	937
Total other costs	(599)	(273)	(993)	(753)
INCOME BEFORE INCOME TAXES	$24,135	$16,381	$11,488	$6,636

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	The 2017 periods include the operations of LDS, which was acquired in September 2016.
(3)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$350,187	$336,670	$685,016	$667,807
Rents, purchased transportation, and other costs of services	216,237	200,948	416,108	385,647
Fuel, supplies, and expenses	68,451	69,361	141,113	132,496
Depreciation and amortization(2)	25,209	25,748	50,603	50,899
Other	35,187	27,246	64,141	53,844
Restructuring(3)	363	—	1,994	—
	$695,634	$659,973	$1,358,975	$1,290,693

(1)

Certain restatements have been made to the prior year’s operating expense data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	Includes amortization of intangible assets.
(3)	Restructuring costs relate to the realignment of the Company’s corporate structure.

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded $0.4 million and $2.0 million of restructuring charges in operating expenses during the three and six months ended June 30, 2017, respectively, primarily for employee-related costs.

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

At June 30, 2017 and December 31, 2016, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.5 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	(in thousands, except per share data)
REVENUES
Asset-Based	$514,537	$486,251	$978,893	$925,314
ArcBest	175,929	154,347	328,805	296,744
FleetNet	36,501	41,780	76,739	85,344
Other and eliminations	(6,599)	(5,751)	(12,981)	(9,320)
Total consolidated revenues	$720,368	$676,627	$1,371,456	$1,298,082

OPERATING INCOME
Asset-Based	$22,161	$17,372	$12,136	$8,373
ArcBest	5,814	2,173	6,715	2,181
FleetNet	730	596	1,704	1,580
Other and eliminations	(3,971)	(3,487)	(8,074)	(4,745)
Total consolidated operating income	$24,734	$16,654	$12,481	$7,389

NET INCOME	$15,777	$10,231	$8,370	$4,128

DILUTED EARNINGS PER SHARE	$0.60	$0.39	$0.32	$0.16

Our consolidated revenues, which totaled $720.4 million and $1,371.5 million for the three- and six-month periods ended June 30, 2017, respectively, increased 6.5% and 5.7% compared to the same prior-year periods. The year-over-year increase in consolidated revenues reflect a 5.8% increase in our Asset-Based revenues for both the three- and six-month periods ended June 30, 2017 and an 8.3% and 6.1% increase in revenues of our Asset-Light operations, which represent the combined operations of our ArcBest and FleetNet segments, for the respective periods. Our Asset-Based revenues reflect increased revenue per hundredweight including fuel surcharges and changes in freight profile effects, partially offset by slight declines in total tonnage for the three months and six months ended June 30, 2017. Asset-Light revenue growth was primarily due to incremental revenues from the September 2016 acquisition of Logistics & Distribution Services, LLC (“LDS”) and an increase in ArcBest Expedite revenues on higher business volumes, partially offset by a decline in FleetNet segment revenues due to lower service event volume. On a combined basis, the Asset-Light operating segments generated approximately 29% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2017.

Consolidated operating income for the three and six months ended June 30, 2017 increased compared to the same prior-year periods, with each reportable operating segment experiencing year-over-year operating income improvements. The increase in our consolidated operating results for the three and six months ended June 30, 2017, compared to the same prior-year periods, was primarily due to higher revenues, cost management, and favorable results from yield improvement initiatives. Consolidated operating income was impacted by pension settlement expense and restructuring charges related to the realignment of our organizational structure. The consolidated pre-tax pension settlement charge recognized for the nonunion defined benefit pension plan for the three and six months ended June 30, 2017 and 2016 was $0.7 million and $2.7 million, respectively, compared to $0.6 million and $1.5 million for the same respective periods of 2016. These charges related to lump-sum benefit distributions and, for the six months ended June 30, 2017, an annuity contract purchase made by the plan in first quarter 2017. We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Consolidated operating income for the three and six months ended June 30, 2017 was impacted by restructuring charges of $0.4 million and $2.0 million (pre-tax), of which $0.3 million and $0.9 million were included in the “Other and eliminations” line of consolidated operating income, respectively. “Other and eliminations” also includes personnel and technology expenses related to investments in improving the ArcBest experience and solutions for our customers to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” to be approximately $4.0 million for third quarter 2017.

In addition to the above items, consolidated net income and earnings per share were impacted by income from changes in the cash surrender value of variable life insurance policies, which is reported below the operating income line in the consolidated statements of operations. A portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.02 and $0.04 to diluted earnings per share for the three and six months ended June 30, 2017, respectively, compared to $0.02 and $0.03 per share in the same respective periods of 2016.

The year-over-year comparisons of consolidated net income and earnings per share were also impacted by a $1.2 million tax benefit, or $0.04 and $0.05 per diluted share for the three and six months ended June 30, 2017, respectively, recognized for the vesting of share-based compensation in accordance with an amendment to ASC Topic 718, Compensation – Stock Compensation which became effective in the first quarter of 2017, as well as other changes in the effective tax rates, as further described within the Income Taxes section of MD&A.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	($ thousands)
Net income	$15,777	$10,231	$8,370	$4,128
Interest and other related financing costs	1,389	1,231	2,704	2,478
Income tax provision	8,358	6,150	3,118	2,508
Depreciation and amortization	25,209	25,748	50,603	50,899
Amortization of share-based compensation	1,868	2,491	3,599	4,200
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,695	1,840	4,732	3,909
Restructuring charges	363	—	1,994	—
Consolidated Adjusted EBITDA	$54,659	$47,691	$75,120	$68,122

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

The Asset-Based segment represented approximately 71% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2017. As part of our corporate restructuring, effective January 1, 2017, certain nonunion sales, pricing, customer service, marketing, and capacity sourcing employees were transferred to our corporate shared services departments (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of June 2017, approximately 83% of Asset-Based employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

Approximately 30% of Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 70% of Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

As announced on June 30, 2017, we began applying space-based pricing on shipments subject to LTL tariffs effective August 1, 2017 to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight, as evidenced by our Asset-Based shipment growth exceeding the change in tonnage levels in recent periods.

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that will supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing will better align our pricing mechanisms with the metrics which affect our costs to ship the freight. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Customer acceptance of the CMC pricing mechanism is difficult to ascertain. Management cannot predict, with reasonable certainty, the changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the first six months of 2017, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. The year-over-year Asset-Based revenue comparisons for the three and six months ended June 30, 2017 were impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits of the Asset-Based segment amounted to 61.1% and 63.2% of revenue for the three and six months ended June 30, 2017, respectively, compared to 62.3% and 64.8% for the same respective periods of 2016. The year-over-year decreases as a percentage of revenue were influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2016. Rate freezes for the annual contribution period which began August 1, 2016 impacted multiemployer pension plans to which ABF Freight made approximately 65% of its total multiemployer pension contributions for the year ended December 31, 2016. Including the effect of these rate freezes, the average health, welfare, and pension benefit contribution rate increased approximately 2.3% effective primarily on August 1, 2016, and ABF Freight currently estimates the average health, welfare, and pension benefit contribution rate increase effective primarily on August 1, 2017 will be approximately 3.0%. Effective July 1, 2017, the ABF NMFA contractual wage rate increased 2.5%.

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

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department in April 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is our understanding that ABF Freight’s benefit contribution rate is not expected to increase during this period (though there are no guarantees). ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans in addition to Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. The Asset-Based segment pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT.

As previously disclosed in our 2016 Annual Report on Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is our understanding that ABF Freight’s benefit contribution rates to the 707 Pension Fund under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

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

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	61.1%	62.3%	63.2%	64.8%
Fuel, supplies, and expenses	14.7	14.9	15.5	15.0
Operating taxes and licenses	2.4	2.5	2.5	2.6
Insurance	1.5	1.6	1.5	1.5
Communications and utilities	0.9	0.9	1.0	0.9
Depreciation and amortization	4.1	4.3	4.3	4.5
Rents and purchased transportation	10.4	9.8	10.2	9.5
Gain on sale of property and equipment	—	(0.5)	(0.1)	(0.3)
Pension settlement expense	0.1	0.1	0.2	0.1
Other	0.5	0.5	0.5	0.5
Restructuring costs	—	—	—	—
	95.7%	96.4%	98.8%	99.1%

Asset-Based Operating Income	4.3%	3.6%	1.2%	0.9%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2017	2016	% Change	2017	2016	% Change
Workdays	63.5	64.0		127.5	127.5
Billed revenue(1) per hundredweight, including fuel surcharges	$30.84	$29.07	6.1%	$30.17	$28.41	6.2%
Pounds	1,680,550,364	1,692,406,392	(0.7)%	3,270,900,607	3,281,350,369	(0.3)%
Pounds per day	26,465,360	26,443,850	0.1%	25,654,122	25,736,081	(0.3)%
Shipments per day	21,583	20,681	4.4%	21,078	20,078	5.0%
Shipments per DSY(2) hour	0.444	0.453	(2.0)%	0.446	0.449	(0.7)%
Pounds per DSY(2) hour	544.39	578.98	(6.0)%	543.14	576.10	(5.7)%
Pounds per shipment	1,226	1,279	(4.1)%	1,217	1,282	(5.1)%
Pounds per mile(3)	19.96	19.99	(0.2)%	19.90	19.86	0.2%

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

(3)

Total pounds per mile is used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2017 totaled $514.5 million and $978.9 million, respectively, compared to $486.3 million and $925.3 million, respectively, for the same periods of 2016. Billed revenue (as described in footnote (1) to the key operating statistics table above) increased 6.2% and 5.9% on a per-day basis for the three and six months ended June 30, 2017, respectively, compared to the same prior-year period. The increases in billed revenue reflect a 6.1% and 6.2% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2017, respectively, and tonnage per day which was relatively flat for the three-month period and decreased 0.3% for the six-month period, compared to the same periods of 2016. The number of workdays was lower by one-half of a day in the second quarter 2017 versus the prior year quarter.

The increase in total billed revenue per hundredweight benefited from yield improvement initiatives, including general rate increases and contract renewals; freight profile effects; and higher fuel surcharge revenues associated with increased fuel prices during the three- and six-month periods ended June 30, 2017, compared to the same periods of 2016.

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 4.9% and 5.25% effective May 22, 2017 and August 29, 2016, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 3.5% and 3.7% for the three and six months ended June 30, 2017, respectively.

Compared to the same prior-year period, the average nominal fuel surcharge rate for the three and six months ended June 30, 2017 increased approximately 160 basis points and 220 basis points, respectively, from the level of the same respective period of 2016. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three and six months ended June 30, 2017 had mid-single-digit percentage increases when compared to the same prior-year periods.

Tonnage per day for the three and six months ended June 30, 2017, increased 0.1% and declined 0.3%, respectively, compared to the same periods of 2016. Both comparison periods reflect an increase in LTL-rated tonnage and a decline in volume-quoted, truckload-rated tonnage levels. The lower volume-quoted truckload-rated tonnage was due to purposeful management of equipment capacity to adequately serve our customers’ LTL requirements and fewer of these spot-market shipments required to reposition linehaul equipment. Average weight per shipment declined 4.1% and 5.1% for the three- and six-month period ended June 30, 2017, respectively, compared to the same prior year period, while daily shipment counts increased 4.4% and 5.0%, respectively. Lower weight per shipment reflects a combination of factors, including: the impact of reduced truckload-rated tonnage, growth in e-commerce-related shipments which generally have smaller average shipment sizes; an increase in bulkier cube-dominant shipments across the supply chain; and market capacity which allows customers to use alternative truckload carriers for some large-sized shipments.

Asset-Based Revenues — July 2017

Asset-Based billed revenues for the month of July 2017 increased approximately 3% from July 2016 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 6%, which includes higher fuel surcharges, partially offset by a 3% decrease in average daily total tonnage for July 2017 compared to July 2016 levels. The Asset-Based segment handled fewer spot volume truckload-rated shipments during July 2017 versus the same prior-year period, which resulted in a lower weight per shipment. Due to an increase in LTL-rated shipments, total shipments per day increased approximately 3% in July 2017. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered. Furthermore, some customers may not be receptive to our space-based pricing initiatives, which could result in a loss of business.

Asset-Based Operating Income

The Asset-Based segment operating ratio for the three- and six-month period ended June 30, 2017 improved by 0.7 and 0.3 percentage points, respectively, over the same prior-year periods. The Asset-Based segment generated operating income of $22.2 million and $12.1 million for the three and six months ended June 30, 2017, respectively, compared to operating income of $17.4 million and $8.4 million in the same periods of 2016. The operating income comparisons reflect a $0.1 million and $0.8 million increase in nonunion pension settlement expense for the three and six months ended June 30, 2017, respectively, and $0.2 million of restructuring charges associated with our corporate realignment during the six months ended June 30, 2017. Gain on sale of property and equipment was $2.2 million and $1.8 million higher in the three- and six-month period ended June 30, 2016, respectively, due to a second quarter 2016 gain on the sale of real estate. Further improving the Asset-Based operating ratio is dependent upon: managing the segment’s cost structure (as discussed in Labor Costs of the Asset-Based Segment Overview of Results of Operations) and securing price increases to cover contractual wage and benefit rate increases, changes in freight profile of shipments, costs of maintaining customer service levels, and other inflationary increases in cost elements.

The trend we have experienced in recent quarters of growth in shipment levels at a lower average weight per shipment continued in second quarter 2017. Since revenue for each shipment is typically determined by applying a price (which considers freight profile characteristics) to the weight of the shipment, this trend has had a negative impact on revenue per shipment while still requiring operating resources (including labor and, in certain markets, local purchased transportation agents) to handle higher numbers of shipments. For the three and six months ended June 30, 2017, shipments per day increased 4.4% and 5.0%, respectively, while daily tonnage improved slightly in second quarter and declined 0.3% for the six months ended June 30, 2017, compared to the same periods of 2016, leading to lower weight per shipment and, consequently, lower revenue per shipment. As previously discussed in the Asset-Based Segment Overview section of Results of Operations, we began applying space-based pricing on certain Asset-Based shipments effective August 1, 2017, to supplement traditional weight-based LTL pricing to more appropriately reflect the cost of our services related to recent trends of lighter, bulkier freight in our network. The Asset-Based segment operating ratio was also impacted by changes in the operating expenses discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 61.1% and 63.2% of Asset-Based segment revenues for the three- and six- month period ended June 30, 2017, respectively, compared to 62.3% and 64.8% for the same respective periods of 2016. Salaries, wages, and benefits costs increased $11.0 million and $19.7 million for the three and six months ended June 30, 2017, respectively, compared to the same prior-year periods.

The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 2.3% effective primarily on August 1, 2016, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team in order to reduce costs. The decline in shipments per DSY hour of 2.0% and 0.7% for the three and six months ended June 30, 2017, respectively, compared to the same prior-year period, was primarily due to the increase in lighter but bulkier shipments. Lower weight per shipment contributed to the 6.0% and 5.7% decrease in pounds per DSY hour during the three- and six-month period ended June 30, 2017, respectively, compared to the same periods of 2016. The 0.2% decrease in pounds per mile for second quarter 2017, compared to second quarter 2016, reflects the lower weight per shipment and a higher average length of haul. The 0.2% increase in pounds per mile for the six months ended June 30, 2017, reflects a combination of increased utilization of purchased transportation, including rail services, and more efficient linehaul operations compared to the same prior-year period.

Fuel, supplies, and expenses as a percentage of revenue increased 0.5 percentage points for the six months ended June 30, 2017, compared to the same prior-year period, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 26.0%. The increase in fuel, supplies, and expenses was partially offset by fewer road miles driven during the 2017 period.

Rents and purchased transportation as a percentage of revenue increased 0.6 and 0.7 percentage points for the three and six months ended June 30, 2017, respectively, compared to the same prior-year periods. The increase in these costs was primarily related to an increase in rail miles of approximately 22.7% and 18.7% for the three and six months ended June 30, 2017, respectively, higher utilization of local purchased transportation agents, and higher fuel surcharges associated with these purchased transportation services which were required to handle higher shipment levels. Rental expense for revenue equipment also increased for the three and six month periods ended June 30, 2017, compared to the same prior year periods, to handle the increased shipment levels.

Gain (loss) on sale of property and equipment as a percentage of revenue increased 0.5 and 0.2 percentage points for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016, primarily due to a $2.1 million gain on the sale of real estate in second quarter 2016.

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

For the three and six months ended June 30, 2017, the combined revenues of our Asset-Light operations totaled $212.4 million and $405.5 million, respectively, compared to combined revenues of $196.1 million and $382.1 million, respectively, for the same periods of 2016. The combined revenues of our Asset-Light operating segments generated approximately 29% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2017 and 2016.

ArcBest Segment

The following table provides a comparison of key operating statics for the ArcBest Segment.

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Expedite(1)
Revenue / Shipment	14.3%	12.2%

Shipments / Day	4.0%	1.1%

Truckload and Truckload - Dedicated(2)
Revenue / Shipment	6.8%	4.7%

Shipments / Day	17.7%	17.1%

(1)	Expedite primarily represents the expedited operations which were previously reported in the Premium Logistics (Panther) segment.
(2)

Truckload represents the brokerage operations and Truckload – Dedicated represents the dedicated operations of LDS, both of which were previously reported in the Transportation Management (ABF Logistics) segment. Comparisons are impacted by the operations of LDS, which was acquired in September 2016.

The ArcBest segment revenues totaled $175.9 million and $328.8 million for the three and six months ended June 30, 2017, respectively, compared to $154.3 million and $296.7 million, respectively, for the same prior-year periods. The 14.0% and 10.8% increase in revenues for the three and six months ended June 30, 2017, respectively, compared to the same prior-year period, primarily reflects incremental revenues from Truckload-Dedicated, which represents the acquired operations of LDS, and an increase in Expedite revenues due to increases in shipment levels and revenue per shipment. The year-over-year increase in ArcBest segment revenues was partially offset by lower Truckload and Moving revenues due to a decrease in shipment levels, primarily reflecting lower demand for our truckload brokerage and household goods moving services. The decrease in Moving revenues for the three and six months ended June 30, 2017 was also impacted by the December 2016 divesture of certain subsidiaries associated with the segment’s household goods moving services.

ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased 11.4% and 6.5% for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016, due to higher Expedite net revenue and the incremental net revenue from LDS. ArcBest’s net revenue margin was 20.8% and 20.5% for the three and six months ended June 30, 2017, respectively, versus 21.3% and 21.4%, respectively, for the same prior year periods, with the year-over-year declines reflecting the increased cost of purchased transportation outpacing improvements in customer rates. Purchased transportation costs moved higher in 2017 as capacity in the spot market tightened versus the prior year.

Operating income increased $3.6 million and $4.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The ArcBest segment profit improvement was negatively impacted by restructuring charges of $0.1 million and $0.9 million for the three and six months ended June 30, 2017, respectively, related to realignments under our enhanced marketing approach. (See Note J and Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our corporate restructuring.) The profit improvement primarily reflects increased net revenues combined with lower salaries, wages, and benefits due to alignment of the segment’s cost structure resulting from the realignments under our enhanced marketing approach.

FleetNet Segment

FleetNet’s revenues totaled $36.5 million and $76.7 million for the three and six months ended June 30, 2017, respectively, compared to $41.8 million and $85.3 million for the same periods of 2016. The 12.6% and 10.1% year-over-year decrease in revenues for the three- and six-month period ended June 30, 2017, respectively, was primarily due to lower roadside service event activity, partially offset by an increase in preventative maintenance service events and improved roadside event pricing.

FleetNet’s operating income improved to $0.7 million and $1.7 million for the three and six months ended June 30, 2017, respectively, from $0.6 million and $1.6 million, respectively, in the same prior-year periods. The year-over-year improvements in operating income for the 2017 periods, despite lower revenues, reflect labor efficiencies and alignment of the segment’s cost structure to business levels.

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

Asset-Light Adjusted EBITDA

	Three Months Ended June 30
	2017				2016
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	EBITDA
	(in thousands)
ArcBest	$5,814	$3,337	$65	$9,216	$2,173	$3,475	$5,648
FleetNet	730	272	—	1,002	596	301	897
Asset-Light Adjusted EBITDA	$6,544	$3,609	$65	$10,218	$2,769	$3,776	$6,545

	Six Months Ended June 30
	2017				2016
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization	EBITDA
	(in thousands)
ArcBest	$6,715	$6,703	$875	$14,293	$2,181	$6,940	$9,121
FleetNet	1,704	552	—	2,256	1,580	588	2,168
Asset-Light Adjusted EBITDA	$8,419	$7,255	$875	$16,549	$3,761	$7,528	$11,289

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
(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.1 million and $2.3 million for the three and six months ended June 30, 2017, respectively, compared to $1.0 million and $2.0 million for the same respective prior-year periods, and amortization of acquired software of $0.8 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared to $1.1 million and $2.3 million for the same respective prior-year periods.

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

Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Shipment volumes of the ArcBest segment’s Truckload-Dedicated service offering, which was acquired in September 2016, are typically highest in the third and fourth calendar quarters of each year. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash,  cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	June 30	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents(1)	$102,569	$114,280
Short-term investments, primarily FDIC-insured certificates of deposit	54,148	56,838
Total unrestricted	156,717	171,118
Restricted cash(2)	—	962
Total(3)	$156,717	$172,080

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  June 30, 2017 and December 31, 2016 cash and cash equivalents totaling $46.0 million and $39.9 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments decreased $14.4 million from December 31, 2016 to June 30, 2017. During the six-month period ended June 30, 2017, cash provided by operations of $51.3 million, $10.0 million of borrowings under the accounts receivable securitization program, and cash on hand was used to repay $34.9 million of notes payable; fund $24.4 million of capital expenditures (and an additional $38.6 million of certain Asset-Based revenue equipment purchases were financed with notes payable), net of proceeds from asset sales; pay dividends of $4.1 million on common stock; and purchase $3.6 million of treasury stock.

Cash provided by operating activities during the six months ended June 30, 2017 was $2.4 million below the same prior-year period, primarily due to changes in taxes and working capital, partially offset by improved operating results. A contribution of $13.4 million was made to the nonunion defined benefit pension plan during the six months ended June 30, 2016. Cash provided by operating activities for the six months ended June 30, 2017 included state and foreign income tax payments, net of refunds of federal and state income taxes, of $0.3 million, compared to refunds of federal and state income taxes, net of state and foreign income tax payments, of $8.6 million for the six months ended June 30, 2016.

Unrestricted cash, cash equivalents, and short-term investments decreased $10.3 million from December 31, 2015 to June 30, 2016. During the six-month period ended June 30, 2016, cash provided by operations of $52.5 million and cash on hand was used to fund $19.8 million of capital expenditures net of proceeds from asset sales (and an additional $35.8 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $22.8 million of notes payable; pay $6.5 million of book overdrafts (representing checks issued that were later funded when cleared through banks); purchase $5.1 million of treasury stock; and pay dividends of $4.2 million on common stock.

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

In July 2017, we amended and extended our credit agreement (the “Second Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of our Credit Facility from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans we may request under the facility from $75.0 million to $100.0 million. The maturity date of the Credit Facility was extended to July 7, 2022. The covenants and conditions of the Second Amended and Restated Credit Agreement are consistent with the previously amended credit agreement.

Interest Rate Swap

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2017. The fair value of the interest rate swap liability of $0.3 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively.

In June 2017, we entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of June 30, 2017. The fair value of the interest rate swap of $0.2 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2017.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on April 1, 2020, provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million and in April 2017 we borrowed an additional $10.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives.

The accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2017, we had available borrowing capacity of $61.0 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2017, we had letters of credit outstanding of $19.6 million (including $19.0 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of June 30, 2017, surety bonds outstanding related to our self-insurance program totaled $59.4 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $37.9 million and $38.6 million, primarily for revenue equipment, during the three and six months ended June 30, 2017, respectively. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, certain construction costs associated with our new office and call center facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2017. These purchase obligations totaled $103.0 million as of June 30, 2017, with $95.5 million estimated to be paid within the next year, $7.2 million estimated to be paid in the following two-year period, and $0.3 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new office and call center facility are included in our 2017 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $147.3 million, including interest, as of June 30, 2017, an increase of $5.2 million from December 31, 2016. The scheduled maturities of our long-term debt obligations as of June 30, 2017, including our contractual obligation to repay the $45.0 million borrowed on our accounts receivable securitization program, are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2016 Annual Report on Form 10‑K during the six months ended June 30, 2017. As previously disclosed in the Financing Arrangements section of Liquidity and Capital Resources, we entered into our Second Amended and Restated Credit Agreement in July 2017 to increase the initial maximum credit amount of our Credit Facility from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans we may request under the facility from $75.0 million to $100.0 million. The maturity date of the Credit Facility was extended to July 7, 2022.

For 2017, our total net capital expenditures, including amounts financed, are estimated to range from $150.0 million to $165.0 million, net of asset sales. These 2017 estimated net capital expenditures include revenue equipment purchases of $96.0 million, primarily for our Asset-Based operations. Expected real estate expenditures totaling approximately $32.0 million are for expansion opportunities and completion of previously disclosed call center facilities and office buildings, a portion of which will replace leased space. The remainder of 2017 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based segment and technology investments across the enterprise. We have the flexibility to adjust planned 2017 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $105.0 million to $110.0 million in 2017.

Based upon current actuarial information, we do not have a minimum cash contribution requirement to our nonunion defined benefit pension plan for 2017 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q).

Our Asset-Based segment contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investment totaled $156.7 million at June 30, 2017. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase.

Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Second Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Second Amended and Restated Credit Agreement; and other factors. On July 25, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 8, 2017, payable on August 22, 2017.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended June 30, 2017, we purchased 194,520 shares of our common stock, leaving $34.1 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2017. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $22.2 million from December 31, 2016 to June 30, 2017, primarily due to higher business levels in June 2017 compared to December 2016.

Property, Plant, and Equipment, net

Property, plant and equipment, net of allowances for depreciation and amortization, increased $22.7 million from December 31, 2016 to June 30, 2017, primarily due to $66.1 million of capital expenditures, net of proceeds from asset sales, including revenue equipment purchases and amounts related to our new call center facility and office building, net of depreciation and amortization expense of $48.3 million. We financed $38.6 million of the capital expenditures, primarily for Asset-Based revenue equipment, with notes payable arrangements.

Off-Balance Sheet Arrangements

At June 30, 2017, our off-balance sheet arrangements of $168.9 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 34.6% and 27.1% for the three and six months ended June 30, 2017, respectively, compared to 37.5% and 37.8%, respectively, for the three and six months ended June 30, 2016. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full-year 2017 tax rate to vary significantly from the statutory rate.

The difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30, 2017 and 2016, primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three- and six-month period ended June 30, 2016 reflects a benefit of 1.9% and 8.6%, respectively, related to the alternative fuel tax credit which expired December 31, 2016.

In the first quarter of 2017, we adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. As a result of applying the provisions of the amendment, the tax rate for the three and six months ended June 30, 2017 reflects a benefit of 4.8% and 10.8%, respectively. We may experience volatility in our income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year.

At June 30, 2017, we had $55.5 million of net deferred tax liabilities after valuation allowances. Valuation allowances for deferred tax assets totaled $0.1 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2017 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of June 30, 2017, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2017, the financial reporting income exceeded the income determined under income tax law. For the six months ended June 30, 2016, a loss was determined under income tax law, but we had financial reporting income.

During the six months ended June 30, 2017, we made state and foreign tax payments of $0.4 million, and received refunds of $0.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2016 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the six months ended June 30, 2017. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for us on January 1, 2018. We are currently in the process of contract review and documentation in preparation for adopting the revenue recognition standard. We plan to adopt this standard using the modified retrospective approach, which requires the effects of adoption to be reflected in beginning retained earnings, and we do not expect a significant impact on our consolidated financial statements.

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance will require many operating leases to be reflected as liabilities with associated right-of-use assets in our consolidated balance sheet. We are currently assessing the impact this update, which is required to be adopted on the modified retrospective basis, will have on our consolidated financial statements.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the our 2016 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our accounts receivable securitization program, which was amended in March 2017 to provide cash proceeds of up to $125.0 million with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q.

In April 2017, we borrowed an additional $10.0 million under our accounts receivable securitization program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing in January 2018.

In June 2017, we entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the agreement, beginning in January 2020, we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap agreement was entered in contemplation of a probable financing transaction to amend and increase borrowing capacity under the Credit Agreement.

In July 2017, we amended and extended our credit agreement (the “Second Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of our Credit Facility from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans we may request under the facility from $75.0 million to $100.0 million. The maturity date of the Credit Facility was extended to July 7, 2022.

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the $45.0 million borrowing outstanding under the accounts receivable securitization as of June 30, 2017:

					June 30
	Contractual Maturity Date				2017
	Year Ended December 31				Carrying	Fair
	2017	2018	2019	2020(1)	Value	Value
	(in thousands, except interest rates)				(in thousands)
Accounts receivable securitization program	$—	$—	$—	$45,000	$45,000	$45,000
Projected interest rate	2.20%	2.46%	2.72%	2.85%

Since December 31, 2016, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. The Company repurchased 194,520 shares for an aggregate cost of $3.6 million during the three months ended June 30, 2017.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
4/1/2017-4/30/2017	—	$—	—	$37,730
5/1/2017-5/31/2017	153,476	18.33	153,476	$34,916
6/1/2017-6/30/2017	41,044	19.44	41,044	$34,118
Total	194,520	$18.57	194,520

(1)	Represents the weighted average price paid per common share including commission.
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

3.5

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on April 30, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.1

Second Amended and Restated Credit Agreement, dated as of July 7, 2017 among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 12, 2017, Commission File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 8, 2017	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 8, 2017	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer