Form 10-Q
period 2017-09-30
ARCBEST CORP /DE/
filed 2017-11-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 000-19969

ARCBEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0673405 (I.R.S. Employer Identification No.)

8401 McClure Drive

Fort Smith, Arkansas 72916

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Stock, $0.01 par value	25,636,850 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2017	2016
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,034	$114,280
Short-term investments	57,052	56,838
Restricted cash	—	962
Accounts receivable, less allowances (2017 – $6,313; 2016 – $5,437)	301,941	260,643
Other accounts receivable, less allowances (2017 – $906; 2016 – $849)	15,337	22,041
Prepaid expenses	22,156	22,124
Prepaid and refundable income taxes	4,673	9,909
Other	8,834	4,300
TOTAL CURRENT ASSETS	519,027	491,097
PROPERTY, PLANT AND EQUIPMENT
Land and structures	340,889	324,086
Revenue equipment	773,859	743,860
Service, office, and other equipment	168,627	154,119
Software	127,109	120,877
Leasehold improvements	9,228	8,758
	1,419,712	1,351,700
Less allowances for depreciation and amortization	850,054	819,174
PROPERTY, PLANT AND EQUIPMENT, net	569,658	532,526
GOODWILL	108,981	108,875
INTANGIBLE ASSETS, net	77,103	80,507
DEFERRED INCOME TAXES	2,747	2,978
OTHER LONG-TERM ASSETS	66,916	66,095
TOTAL ASSETS	$1,344,432	$1,282,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$147,889	$133,301
Income taxes payable	167	—
Accrued expenses	202,408	198,731
Current portion of long-term debt	62,837	64,143
TOTAL CURRENT LIABILITIES	413,301	396,175
LONG-TERM DEBT, less current portion	200,181	179,530
PENSION AND POSTRETIREMENT LIABILITIES	40,168	35,848
OTHER LONG-TERM LIABILITIES	16,585	16,790
DEFERRED INCOME TAXES	60,632	54,680
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2017: 28,478,150 shares; 2016: 28,174,424 shares	285	282
Additional paid-in capital	317,677	315,318
Retained earnings	403,868	386,917
Treasury stock, at cost, 2017: 2,851,578 shares; 2016: 2,565,399 shares	(86,064)	(80,045)
Accumulated other comprehensive loss	(22,201)	(23,417)
TOTAL STOCKHOLDERS’ EQUITY	613,565	599,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,344,432	$1,282,078

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$744,280	$713,923	$2,115,736	$2,012,005

OPERATING EXPENSES	719,931	693,553	2,078,906	1,984,246

OPERATING INCOME	24,349	20,370	36,830	27,759

OTHER INCOME (COSTS)
Interest and dividend income	346	390	905	1,178
Interest and other related financing costs	(1,706)	(1,296)	(4,410)	(3,774)
Other, net	1,079	1,091	2,231	2,028
TOTAL OTHER INCOME (COSTS)	(281)	185	(1,274)	(568)

INCOME BEFORE INCOME TAXES	24,068	20,555	35,556	27,191

INCOME TAX PROVISION	9,280	7,615	12,398	10,123

NET INCOME	$14,788	$12,940	$23,158	$17,068

EARNINGS PER COMMON SHARE
Basic	$0.57	$0.50	$0.90	$0.66
Diluted	$0.56	$0.49	$0.87	$0.64

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,671,535	25,724,550	25,699,306	25,779,166
Diluted	26,393,359	26,211,524	26,373,382	26,263,732

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(Unaudited)
	(in thousands)
NET INCOME	$14,788	$12,940	$23,158	$17,068

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2017 – Three-month period $1,011, Nine-month period $2,010; 2016 – Three-month period $822, Nine-month period $2,637)	(1,589)	1,294	(3,158)	(4,141)
Pension settlement expense, net of tax of: (2017 – Three-month period $366, Nine-month period $1,417; 2016 – Three-month period $313, Nine-month period $882)	577	490	2,227	1,385
Amortization of unrecognized net periodic benefit costs, net of tax of: (2017 – Three-month period $331, Nine-month period $1,084; 2016 – Three-month period $496, Nine-month period $1,410)
Net actuarial loss	547	807	1,788	2,301
Prior service credit	(29)	(29)	(87)	(87)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2017 – Three-month period $16, Nine-month period $156; 2016 – Three-month period $168, Nine-month period $278)	25	262	241	(430)
Change in foreign currency translation, net of tax of: (2017 – Three-month period $190, Nine month-period $132; 2016 – Three-month period $127, Nine-month period $158)	294	(420)	205	29

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(175)	2,404	1,216	(943)

TOTAL COMPREHENSIVE INCOME	$14,613	$15,344	$24,374	$16,125

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net income				23,158				23,158
Other comprehensive income, net of tax							1,216	1,216
Issuance of common stock under share-based compensation plans	304	3	(3)					—
Tax effect of share-based compensation plans			(2,708)					(2,708)
Share-based compensation expense			5,070					5,070
Purchase of treasury stock					287	(6,019)		(6,019)
Dividends declared on common stock				(6,207)				(6,207)
Balance at September 30, 2017	28,478	$285	$317,677	$403,868	2,852	$(86,064)	$(22,201)	$613,565

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2017	2016
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$23,158	$17,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,417	73,633
Amortization of intangibles	3,404	3,059
Pension settlement expense	3,644	2,267
Share-based compensation expense	5,070	6,151
Provision for losses on accounts receivable	705	787
Deferred income tax provision	5,846	14,199
Gain on sale of property and equipment	(409)	(2,581)
Changes in operating assets and liabilities:
Receivables	(35,590)	(17,465)
Prepaid expenses	(37)	1,108
Other assets	(3,962)	(3,655)
Income taxes	5,180	2,583
Accounts payable, accrued expenses, and other liabilities	17,915	(7,812)
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,341	89,342

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(44,377)	(45,774)
Proceeds from sale of property and equipment	3,585	7,296
Purchases of short-term investments	(50,274)	(51,760)
Proceeds from sale of short-term investments	49,980	54,027
Business acquisitions, net of cash acquired	—	(24,805)
Capitalization of internally developed software	(7,225)	(7,660)
NET CASH USED IN INVESTING ACTIVITIES	(48,311)	(68,676)

FINANCING ACTIVITIES
Borrowings under accounts receivable securitization program	10,000	—
Payments on long-term debt	(52,262)	(36,579)
Net change in book overdrafts	2,289	(3,829)
Deferred financing costs	(959)	—
Payment of common stock dividends	(6,207)	(6,249)
Purchases of treasury stock	(6,019)	(7,594)
Payments for tax withheld on share-based compensation	(3,080)	(1,415)
NET CASH USED IN FINANCING ACTIVITIES	(56,238)	(55,666)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,208)	(35,000)
Cash and cash equivalents and restricted cash at beginning of period	115,242	166,357
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$109,034	$131,357

NONCASH INVESTING ACTIVITIES
Equipment financed	$61,607	$61,684
Accruals for equipment received	$851	$9,391

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

The Asset-Based segment represented approximately 70% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2017. As part of our corporate restructuring (further described in “Financial Statement Presentation” within this Note), effective January 1, 2017, certain nonunion sales, pricing, customer service, marketing, and capacity sourcing employees were transferred to our shared services (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of September 2017, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On September 2, 2016, the ArcBest segment acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million, reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the two years following the acquisition upon the achievement of certain financial targets. As the LDS acquisition is not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements.

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

During the third quarter of 2017, the Company modified the presentation of segment expenses allocated from shared services. Previously, expenses allocated from company-wide functions were categorized in individual segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the Company’s operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. The insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance retention limits, which was previously offset against the reserve included in accrued expenses, has been reclassed to other accounts receivable, resulting in an $8.7 million increase in other accounts receivable and a corresponding increase in accrued expenses in the consolidated balance sheet at December 31, 2016. Amounts totaling $18.6 million related to certain service centers of the Company’s Asset-Based operations previously recorded in leasehold improvements were reclassed to land and structures in the consolidated balance sheet at December 31, 2016. These reclassifications were previously reported in the Company’s first quarter 2017 Quarterly Report on Form 10-Q. The prior period impact of the reclassification of the insurance receivable is also reflected in the consolidated statements of cash flows for the nine months ended September 30, 2016.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K. The following policy became effective for the Company during the nine months ended September 30, 2017.

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

In the first quarter of 2017, the Company also adopted amendments to ASC Topic 230, Statement of Cash Flows, which provide classification guidance for restricted cash and certain cash receipts and cash payments presented in the statement of cash flows. The retrospective adoption of the amendments resulted in reclassification to the consolidated statement of cash flows to include restricted cash in the reconciliation of beginning- and end-of-period totals of cash and cash equivalents. Proceeds from the settlement of corporate-owned life insurance policies are classified as cash provided by investing activities, and cash payments for premiums on such insurance policies are classified as cash used in operating activities in the consolidated statements of cash flows.

Accounting Pronouncements Not Yet Adopted

ASC Topic 606, which amends the guidance in former ASC Topic 605, Revenue Recognition, provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for the Company on January 1, 2018. While the Company continues to assess some elements of the standard, the Company is in the process of finalizing review of customer contracts and system requirements in preparation for adopting the revenue recognition standard. The Company plans to adopt this standard on the modified retrospective basis and does not expect a significant impact on the consolidated financial statements; however, there are expected to be additional disclosures regarding disaggregated revenue, contract assets and liabilities, and performance obligations, and judgement will be used in applying the disclosure requirements. It is anticipated that upon adoption of the standard, revenue recognition for the Asset-Based and FleetNet segments will not change. However, revenue for the ArcBest segment will be recognized on a relative-transit-time basis instead of the current recognition method at final delivery. Due to relatively short transit times of the ArcBest segment, the financial impact at any period-end is not expected to be significant.

An amendment to ASC Topic 715, Compensation – Retirement Benefits will require the service cost component of net periodic pension cost related to pension and other postretirement benefits accounted for under ASC Topic 715 to be included in the same line item or items as other compensation costs arising from services rendered by the related employees, and will require the other components of net periodic pension cost, including pension settlement expense, to be presented separately from the service cost component and outside of the subtotal of income from operations. These provisions of the amendment are required to be applied retrospectively and are effective for the Company beginning January 1, 2018. Other than the reclassifications described, the Company does not anticipate the amendment to have an impact on the consolidated financial statements.

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

ASC Topic 815, Derivatives and Hedging, was amended to change the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to simplify hedge accounting treatment and better align an entity’s risk management activities and financial reporting for hedging relationships. The amendment is effective for the Company beginning January 1, 2019 and is not expected to have a significant impact on the consolidated financial statements.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$67,140	$92,520
Variable rate demand notes(1)(2)	19,677	16,057
Money market funds(3)	22,217	5,703
Total cash and cash equivalents	$109,034	$114,280

Short-term investments
Certificates of deposit(1)	$57,052	$56,838

Restricted cash
Cash deposits(1)	$—	$962

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2017 and December 31, 2016, cash and cash equivalents totaling $46.9 million and $39.9 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2017		2016
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	35,000	35,000
Notes payable(3)	147,490	147,278	138,032	137,503
	$262,490	$262,278	$243,032	$242,503

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$22,217	$22,217	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,231	2,231	—	—
Interest rate swap(3)	86	—	86	—
	$24,534	$24,448	$86	$—
Liabilities:
Contingent consideration(4)	$6,790	$—	$—	$6,790
Interest rate swap(3)	231	—	231	—
	$7,021	$—	$231	$6,790

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$5,703	$5,703	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,220	2,220	—	—
	$7,923	$7,923	$—	$—
Liabilities:
Contingent consideration(4)	$6,775	$—	$—	$6,775
Interest rate swap(3)	542	—	542	—
	$7,317	$—	$542	$6,775

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets or long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2017 and December 31, 2016 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 12.3% as of September 30, 2017 and December 31, 2016. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2016	$6,775
Change in fair value included in operating expenses	15
Balances at September 30, 2017	$6,790

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances at December 31, 2016	$108,875	$108,245	$630
Purchase accounting adjustments	106	106	—
Balances at September 30, 2017	$108,981	$108,351	$630

Intangible assets consisted of the following:

		September 30, 2017			December 31, 2016
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$18,647	$41,784	$60,431	$15,350	$45,081
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	513	519	1,032	406	626
	13	64,663	22,360	42,303	64,663	18,956	45,707
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,500	N/A	2,500	2,500	N/A	2,500
		34,800		34,800	34,800		34,800
Total intangible assets	N/A	$99,463	$22,360	$77,103	$99,463	$18,956	$80,507

The future amortization for intangible assets and acquired software as of September 30, 2017 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2017	$1,664	$1,134	$530
2018	6,641	4,520	2,121
2019	5,464	4,482	982
2020	4,471	4,454	17
2021	4,418	4,412	6
Thereafter	23,301	23,301	—
Total amortization	$45,959	$42,303	$3,656

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 38.6% and 34.9% for the three and nine months ended September 30, 2017, respectively, and 37.0% and 37.2% for the three and nine months ended September 30, 2016, respectively.

For the three and nine months ended September 30, 2017 and 2016, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three- and nine-month periods ended September 30, 2016 were also impacted by the alternative fuel tax credit which expired December 31, 2016.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year. As a result of applying the provisions of the amendment beginning in the first quarter of 2017, the tax rate reflects tax expense of 0.1% and a tax benefit of 3.5% for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2017 and concluded that, other than for certain deferred tax assets related to foreign net operating loss and state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid state and foreign income taxes of $1.2 million and $2.5 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016 the Company received refunds of $0.2 million and $10.8 million, respectively, of federal and state income taxes that were paid in prior years.

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

	September 30	December 31
	2017	2016
	(in thousands)
Credit Facility (interest rate of 2.7%(1) at September 30, 2017)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.1% at September 30, 2017)	45,000	35,000
Notes payable (weighted-average interest rate of 2.5% at September 30, 2017)	147,490	138,032
Capital lease obligations (weighted-average interest rate of 5.7% at September 30, 2017)	528	641
	263,018	243,673
Less current portion	62,837	64,143
Long-term debt, less current portion	$200,181	$179,530

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of September 30, 2017.

Scheduled maturities of long-term debt obligations as of September 30, 2017 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$69,017	$2,095	$1,073	$65,617	$232
Due after one year through two years	42,954	2,327	1,222	39,167	238
Due after two years through three years	68,157	2,448	45,642	19,982	85
Due after three years through four years	20,346	2,529	—	17,809	8
Due after four years through five years	83,472	71,982	—	11,487	3
Due after five years	—	—	—	—	—
Total payments	283,946	81,381	47,937	154,062	566
Less amounts representing interest	20,928	11,381	2,937	6,572	38
Long-term debt	$263,018	$70,000	$45,000	$147,490	$528

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2017	2016
	(in thousands)
Revenue equipment	$281,557	$220,566
Land and structures (service centers)	1,794	1,794
Software	486	—
Service, office, and other equipment	39	7
Total assets securing notes payable or held under capital leases	283,876	222,367
Less accumulated depreciation and amortization(1)	95,275	61,643
Net assets securing notes payable or held under capital leases	$188,601	$160,724

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its credit agreement which was amended and restated in July 2017 (the “Second Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of its Credit Facility from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of  $20.0 million, and to increase the additional revolving commitments or incremental term loans the Company may request under the facility from $75.0 million to $100.0 million, subject to certain additional conditions as provided in the Second Amended and Restated Credit Agreement. The maturity date of the Credit Facility was extended to July 7, 2022. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Second Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Second Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Second Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Second Amended and Restated Credit Agreement at September 30, 2017.

Interest Rate Swap

The Company has an interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of September 30, 2017. The fair value of the interest rate swap of $0.2 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of September 30, 2017.

The fair value of the interest rate swap of $0.1 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2017.

The unrealized loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at September 30, 2017 and December 31, 2016, and the change in the unrealized income (loss) on the interest rate swaps for the three and nine months ended September 30, 2017 and 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at September 30, 2017.

Accounts Receivable Securitization Program

In March 2017, the Company entered into a second amendment to extend the maturity date of its accounts receivable securitization program until April 1, 2020 and increase the amount of cash proceeds provided under the facility from $100.0 million to $125.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company borrowed $10.0 million under the accounts receivable securitization program in second quarter 2017. As of September 30, 2017, $45.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program as of September 30, 2017.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2017, standby letters of credit of $19.0 million have been issued under the program, which reduced the available borrowing capacity to $61.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2017, the Company had letters of credit outstanding of $19.6 million (including $19.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2017, surety bonds outstanding related to the self-insurance program totaled $60.4 million.

Notes Payable and Capital Leases

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $23.0 million and $61.6 million for revenue equipment and software during the three and nine months ended September 30, 2017, respectively.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$122	$107
Interest cost	1,073	1,057	26	32	265	254
Expected return on plan assets	(763)	(2,242)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	943	803	—	—	—	—
Amortization of net actuarial loss(1)	703	1,106	20	38	173	177
Net periodic benefit cost	$1,956	$724	$46	$70	$513	$491

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$366	$321
Interest cost	3,462	3,520	77	97	795	763
Expected return on plan assets	(4,984)	(6,346)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Pension settlement expense	3,644	2,267	—	—	—	—
Amortization of net actuarial loss(1)	2,346	3,123	61	114	520	529
Net periodic benefit cost	$4,468	$2,564	$138	$211	$1,539	$1,471

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

In October 2017, the ArcBest Board of Directors approved a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan with a proposed termination date of December 31, 2017. Plan participants will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018.

A more conservative approach has been taken to preserve asset values of the frozen nonunion defined benefit pension plan and to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments in recent months. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and nine months ended September 30, 2017 of $0.9 million (pre-tax), or $0.6 million (after-tax), and $3.6 million (pre-tax), or $2.2 million (after-tax), respectively, related to $5.8 million and $15.5 million of lump-sum benefit distributions from the plan for the three and nine months ended September 30, 2017, respectively, and for the nine months ended September 30, 2017, a $7.6 million purchase of a nonparticipating annuity contract from an insurance company during the first quarter 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. For the three and nine months ended September 30, 2016, pension settlement expense of $0.8 million (pre-tax), or $0.5 million (after-tax), and $2.3 million (pre-tax), or $1.4 million (after-tax), respectively, was recognized related to $4.3 million and $11.6 million of lump-sum distributions from the plan for the same respective periods. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2017 and during 2018.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2017:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2016	$152,006
Interest cost	3,462
Actuarial loss(1)	6,672
Benefits paid	(23,325)
Benefit obligations at September 30, 2017	138,815
Change in plan assets
Fair value of plan assets at December 31, 2016	144,805
Actual return on plan assets	6,487
Benefits paid	(23,325)
Fair value of plan assets at September 30, 2017	127,967
Funded status at September 30, 2017(2)	$(10,848)

Accumulated benefit obligation	$138,815

(1)

Related to actuarial increases in the valuation of participant data as of January 1, 2017 and the actuarial loss from remeasurement upon settlement which was impacted by a decrease in the discount rate at September 30, 2017 compared to the December 31, 2016 measurement date.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2017.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contribution obligations to these plans are generally specified in the ABF NMFA, which will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the reduction of certain accrued benefits. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

As certified by the plan's actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical and declining status for the plan years beginning January 1, 2017 and 2016. The New York State Pension Fund submitted an application for a reduction in benefits to the Treasury Department in May 2017. The Treasury Department reviewed the application for compliance with the applicable regulations and administered a vote of eligible participants and beneficiaries, of which a majority did not reject the benefit reduction during the voting period which ended on September 6, 2017. In September 2017, the Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. After the benefit reduction goes into effect, the plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2016 were made to the New York State Pension Fund.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2016 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2017	2016
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(28,059)	$(29,320)
Interest rate swap	(145)	(542)
Foreign currency translation	(1,641)	(1,978)
Total	$(29,845)	$(31,840)

After-tax amounts:
Unrecognized net periodic benefit costs	$(21,116)	$(21,886)
Interest rate swap	(88)	(329)
Foreign currency translation	(997)	(1,202)
Total	$(22,201)	$(23,417)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2017 and 2016:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(2,712)	(3,158)	241	205
Amounts reclassified from accumulated other comprehensive loss	3,928	3,928	—	—
Net current-period other comprehensive income	1,216	770	241	205

Balances at September 30, 2017	$(22,201)	$(21,116)	$(88)	$(997)

Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(4,542)	(4,141)	(430)	29
Amounts reclassified from accumulated other comprehensive loss	3,599	3,599	—	—
Net current-period other comprehensive income (loss)	(943)	(542)	(430)	29

Balances at September 30, 2016	$(28,439)	$(26,039)	$(975)	$(1,425)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Nine Months Ended September 30
	2017	2016
	(in thousands)
Amortization of net actuarial loss	$(2,927)	$(3,766)
Amortization of prior service credit	142	142
Pension settlement expense	(3,644)	(2,267)
Total, pre-tax	(6,429)	(5,891)
Tax benefit	2,501	2,292
Total, net of tax	$(3,928)	$(3,599)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2017		2016
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,066	$0.08	$2,088
Second quarter	$0.08	$2,078	$0.08	$2,087
Third quarter	$0.08	$2,063	$0.08	$2,074

On October 31, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 14, 2017, payable on November 28, 2017.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. During the nine months ended September 30, 2017 the Company purchased 286,179 shares for an aggregate cost of $6.0 million, leaving $31.7 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of September 30, 2017 and December 31, 2016, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding – January 1, 2017	1,477,537
Granted	505,650
Vested	(415,718)
Forfeited(1)	(84,509)
Outstanding – September 30, 2017	1,482,960

(1)	Forfeitures are recognized as they occur.

The RSUs granted during the period had a weighted-average grant date fair value of $16.41 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$14,788	$12,940	$23,158	$17,068
Effect of unvested restricted stock awards	(44)	(89)	(106)	(132)
Adjusted net income	$14,744	$12,851	$23,052	$16,936
Denominator:
Weighted-average shares	25,671,535	25,724,550	25,699,306	25,779,166
Earnings per common share	$0.57	$0.50	$0.90	$0.66

Diluted
Numerator:
Net income	$14,788	$12,940	$23,158	$17,068
Effect of unvested restricted stock awards	(43)	(87)	(104)	(131)
Adjusted net income	$14,745	$12,853	$23,054	$16,937
Denominator:
Weighted-average shares	25,671,535	25,724,550	25,699,306	25,779,166
Effect of dilutive securities	721,824	486,974	674,076	484,566
Adjusted weighted-average shares and assumed conversions	26,393,359	26,211,524	26,373,382	26,263,732
Earnings per common share	$0.56	$0.49	$0.87	$0.64

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. Outstanding stock awards of less than 0.1 million for the three and nine months ended September 30, 2017 and 0.3 million and 0.4 million for the three and nine months ended September 30, 2016, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share.

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

On November 3, 2016, the Company announced its plan to implement a new corporate structure which unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017. These unified functions, along with other company-wide functions, represent the Company’s shared services.

As disclosed in the Company’s 2016 Annual Report on Form 10-K, the operating segments previously reported as Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) were combined into a single asset light logistics operation reported under the ArcBest segment for the quarter and year ended December 31, 2016. The Company has restated certain prior year operating segment data in this Quarterly Report on Form 10-Q to conform to the current year presentation. Segment revenues and expenses were adjusted to eliminate certain intercompany charges consistent with the manner in which they are reported under the new corporate structure. Certain intercompany charges among the previously reported Panther, ABF Logistics, and ABF Moving segments which were previously eliminated in the “Other and eliminations” line, are now eliminated within the ArcBest segment. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements.

During the third quarter of 2017, the Company modified the presentation of segment expenses allocated from shared services. Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the Company’s operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the ArcBest Board of Directors and certain executive compensation. Shared services costs attributable to the operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the operating segments. Management believes the methods used to allocate expenses are reasonable.

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

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedite services. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Shipment volumes of the ArcBest segment’s Truckload-Dedicated service offering, which was acquired in September 2016, are typically highest in the third and fourth calendar quarters of each year. Seasonal fluctuations have been less apparent in the results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
REVENUES
Asset-Based	$517,417	$509,001	$1,496,310	$1,434,315
ArcBest(2)	195,749	170,991	524,554	467,735
FleetNet	39,568	39,073	116,307	124,417
Other and eliminations	(8,454)	(5,142)	(21,435)	(14,462)
Total consolidated revenues	$744,280	$713,923	$2,115,736	$2,012,005

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$286,918	$284,240	$853,474	$829,312
Fuel, supplies, and expenses	57,395	55,017	174,326	160,532
Operating taxes and licenses	11,712	12,237	35,726	36,239
Insurance	8,348	8,464	23,068	22,492
Communications and utilities	4,575	4,114	13,260	11,847
Depreciation and amortization	20,543	19,950	61,777	59,614
Rents and purchased transportation	55,381	58,221	154,995	145,439
Shared services(3)	48,255	46,981	138,700	139,449
Gain on sale of property and equipment	(7)	(81)	(599)	(2,450)
Nonunion pension expense, including settlement(4)	1,676	545	3,474	1,929
Other	757	1,263	3,936	3,489
Restructuring costs(5)	95	—	268	—
Total Asset-Based	495,648	490,951	1,462,405	1,407,892

ArcBest(2)
Purchased transportation	155,894	132,860	417,313	366,346
Supplies and expenses	3,853	3,263	11,265	9,282
Depreciation and amortization	3,015	3,684	9,511	10,497
Shared services(3)	22,565	21,724	63,115	64,928
Other	2,817	3,191	8,155	8,232
Restructuring costs(5)	—	—	875	—
Total ArcBest	188,144	164,722	510,234	459,285

FleetNet	38,695	38,952	113,730	122,716
Other and eliminations(5)	(2,556)	(1,072)	(7,463)	(5,647)
Total consolidated operating expenses(4)	$719,931	$693,553	$2,078,906	$1,984,246

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	Includes the operations of LDS since the September 2, 2016 acquisition date.
(3)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the modified presentation of segment expenses allocated from shared services as previously discussed in this Note.

(4)

For the three months ended September 30, 2017 and 2016, pre-tax nonunion pension expense, including settlement, on a consolidated basis totaled $2.0 million and $0.7 million, respectively, of which $1.7 million and $0.5 million, respectively, was reported by the Asset-Based segment. For the nine months ended September 30, 2017 and 2016, pre-tax nonunion pension expense, including settlement, totaled $4.5 million and $2.6 million, respectively, of which $3.5 million and $1.9 million, respectively, was reported by the Asset-Based segment.

(5)

Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K). “Other and eliminations” includes $0.6 million and $1.6 million of restructuring costs for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
OPERATING INCOME
Asset-Based	$21,769	$18,050	$33,905	$26,423
ArcBest(2)	7,605	6,269	14,320	8,450
FleetNet	873	121	2,577	1,701
Other and eliminations	(5,898)	(4,070)	(13,972)	(8,815)
Total consolidated operating income	$24,349	$20,370	$36,830	$27,759

OTHER INCOME (COSTS)
Interest and dividend income	$346	$390	$905	$1,178
Interest and other related financing costs	(1,706)	(1,296)	(4,410)	(3,774)
Other, net(3)	1,079	1,091	2,231	2,028
Total other income (costs)	(281)	185	(1,274)	(568)
INCOME BEFORE INCOME TAXES	$24,068	$20,555	$35,556	$27,191

(1)

Certain restatements have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure as previously discussed in this Note.

(2)	Includes the operations of LDS since the September 2, 2016 acquisition date.
(3)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016(1)	2017	2016(1)
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$350,820	$362,209	$1,028,552	$1,059,542
Rents, purchased transportation, and other costs of services	235,346	218,592	651,131	601,456
Fuel, supplies, and expenses	75,716	52,461	226,666	143,068
Depreciation and amortization(2)	25,497	25,793	76,821	76,692
Other	31,815	34,498	93,005	103,488
Restructuring(3)	737	—	2,731	—
	$719,931	$693,553	$2,078,906	$1,984,246

(1)

Certain restatements and reclassifications have been made to the prior periods’ operating expense data to conform to the current year presentation, reflecting the realignment of the Company’s corporate structure and the modified presentation of segment expenses allocated from shared services, as previously discussed in this Note.

(2)	Includes amortization of intangible assets.
(3)	Restructuring costs relate to the realignment of the Company’s corporate structure.

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded $0.7 million and $2.7 million of restructuring charges in operating expenses during the three and nine months ended September 30, 2017, respectively, primarily for employee-related costs.

The Company estimates it will incur restructuring charges of approximately $0.5 million during the remainder of 2017 primarily for employee-related costs associated with the plan announced during 2016.

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

At September 30, 2017 and December 31, 2016, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.4 million and $0.5 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

During the third quarter of 2017, we modified the presentation of segment expenses allocated from shared services. Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within our operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

See additional descriptions of our segments and the restatements and reclassifications made to certain prior year operating segment data in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	(in thousands, except per share data)
REVENUES
Asset-Based	$517,417	$509,001	$1,496,310	$1,434,315
ArcBest	195,749	170,991	524,554	467,735
FleetNet	39,568	39,073	116,307	124,417
Other and eliminations	(8,454)	(5,142)	(21,435)	(14,462)
Total consolidated revenues	$744,280	$713,923	$2,115,736	$2,012,005

OPERATING INCOME
Asset-Based	$21,769	$18,050	$33,905	$26,423
ArcBest	7,605	6,269	14,320	8,450
FleetNet	873	121	2,577	1,701
Other and eliminations	(5,898)	(4,070)	(13,972)	(8,815)
Total consolidated operating income	$24,349	$20,370	$36,830	$27,759

NET INCOME	$14,788	$12,940	$23,158	$17,068

DILUTED EARNINGS PER SHARE	$0.56	$0.49	$0.87	$0.64

Our consolidated revenues, which totaled $744.3 million and $2,115.7 million for the three- and nine-month period ended September 30, 2017, respectively, increased 4.3% and 5.2% compared to the same prior-year periods. The year-over-year increase in consolidated revenues reflect a 1.7% and 4.3% increase in our Asset-Based revenues for the three- and nine-month period ended September 30, 2017, respectively, and a 12.0% and 8.2% increase in revenues of our Asset-Light operations, which represent the combined operations of our ArcBest and FleetNet segments, for the respective periods. Our Asset-Based revenue growth reflects higher revenue per hundredweight including fuel surcharges and changes in freight profile effects, partially offset by declines in total tonnage for the three and nine months ended September 30, 2017. Our Asset-Light revenue growth was primarily due to incremental revenues from the September 2016 acquisition of Logistics & Distribution Services, LLC (“LDS”) and an increase in ArcBest Expedite revenues due to improved revenue per shipment and higher business volumes. On a combined basis, the Asset-Light operating segments generated approximately 31% and 30% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2017, respectively.

Consolidated operating income for the three and nine months ended September 30, 2017 increased compared to the same prior-year periods, with each reportable operating segment experiencing year-over-year operating income improvements. The increase in our consolidated operating results for the three and nine months ended September 30, 2017, compared to the same prior-year periods, was primarily due to higher revenues, cost management, and favorable results from yield improvement initiatives. For the three and nine months ended September 30, 2017, consolidated revenues and operating results were negatively impacted by the effects of the hurricanes in Texas, the Southeastern U.S., and Puerto Rico on the operations of our Asset-Based segment. As discussed in the following paragraphs, the consolidated operating income comparisons were also impacted by nonunion pension expense, including settlement, restructuring charges related to the realignment of our organizational structure, and transaction costs related to our acquisition of LDS.

Consolidated pre-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan for the three and nine months ended September 30, 2017 totaled $2.0 million and $4.5 million, respectively, compared to $0.7 million and $2.6 million for the same respective periods of 2016. These expenses include net periodic pension costs (as detailed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), which increased $1.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. In 2013, the nonunion defined benefit plan was amended to freeze the participants’ final average compensation and years of credited service. In October 2017, our Board of Directors adopted a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan with a proposed termination date of December 31, 2017. Plan participants will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018. A more conservative approach has been taken to preserve asset values of the frozen nonunion defined benefit pension plan and to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments in recent months. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, as further described within Critical Accounting Policies of the Liquidity and Capital Resources section of MD&A, which resulted in an increase in net periodic pension expense for the third quarter of 2017. Pension settlement charges for each of the periods presented were due to lump-sum benefit distributions and, for the nine months ended September 30, 2017, an annuity contract purchase made by the plan in first quarter 2017. We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan, the amount of which will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Total nonunion pension expense, including settlement, is estimated to approximate $2.0 million for the fourth quarter of 2017; however, settlement charges could be higher if eligible plan participants elect to receive a lump sum distribution of their pension benefit ahead of the plan termination.

Consolidated operating income for the three and nine months ended September 30, 2017 was impacted by restructuring charges of $0.7 million and $2.7 million (pre-tax), of which $0.6 million and $1.6 million were included in the “Other and eliminations” line of consolidated operating income, respectively. For the three and nine months ended September 30, 2016, consolidated operating income was impacted by $0.6 million of transaction costs associated with the LDS acquisition which were included in “Other and eliminations.” The “Other and eliminations” line also includes personnel and technology expenses related to investments in improving the ArcBest experience and solutions for our customers to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. As a result of these ongoing investments and changes in our shared service cost allocations, we expect the loss reported in “Other and eliminations” to be approximately $5.5 million for fourth quarter 2017.

In addition to the above items, consolidated net income and earnings per share were impacted by income from changes in the cash surrender value of variable life insurance policies, which is reported below the operating income line in the consolidated statements of operations. A portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.04 and $0.07 to diluted earnings per share for the three and nine months ended September 30, 2017, respectively, compared to $0.04 and $0.08 per share in the same respective periods of 2016.

For the nine months ended September 30, 2017, consolidated net income and earnings per share were also impacted by a $1.2 million tax benefit, or $0.05 per diluted share, recognized for the vesting of share-based compensation in accordance with an amendment to ASC Topic 718, Compensation – Stock Compensation which became effective in the first quarter of 2017. The impact of this amendment, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share for the three and nine months ended September 30, 2017, are further described within the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Second Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	($ thousands)
Net income	$14,788	$12,940	$23,158	$17,068
Interest and other related financing costs	1,706	1,296	4,410	3,774
Income tax provision	9,280	7,615	12,398	10,123
Depreciation and amortization	26,218	25,793	76,821	76,692
Amortization of share-based compensation	1,471	1,951	5,070	6,151
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,839	2,124	6,571	6,033
Restructuring charges	737	—	2,731	—
Consolidated Adjusted EBITDA	$56,039	$51,719	$131,159	$119,841

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

The Asset-Based segment represented approximately 69% and 70% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2017, respectively. As part of our corporate restructuring, effective January 1, 2017, certain nonunion sales, pricing, customer service, marketing, and capacity sourcing employees were transferred to our shared services (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of September 2017, approximately 83% of Asset-Based employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018. Management cannot make any assurances as to the contractual wage and benefit contribution rates beyond the current contract period. Negotiations for the terms of the next collective bargaining agreement with the IBT are expected to begin in the first quarter of 2018.

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

As previously disclosed in our second quarter 2017 Quarterly Report on Form 10-Q, we began applying space-based pricing on shipments subject to LTL tariffs effective August 1, 2017 to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight.

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that will supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing will better align our pricing mechanisms with the metrics which affect our costs to ship the freight. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Management believes the implementation of space-based pricing has been well-accepted by customers with shipments to which CMC charges were applied during third quarter 2017; however, overall customer acceptance of the CMC is difficult to ascertain. Management cannot predict, with reasonable certainty, the effect of changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment charges a fuel surcharge which is based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. While fuel surcharge revenue generally more than offsets direct diesel fuel costs when applied, the total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the first nine months of 2017, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The year-over-year Asset-Based revenue comparisons for the three and nine months ended September 30, 2017 were impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits of the Asset-Based segment amounted to 55.5% and 57.0% of revenue for the three and nine months ended September 30, 2017, respectively, compared to 55.9% and 57.8% for the same respective periods of 2016. The year-over-year decreases as a percentage of revenue were influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2016. Rate freezes for the annual contribution period which began August 1, 2016 impacted multiemployer pension plans to which ABF Freight made approximately 65% of its total multiemployer pension contributions for the year ended December 31, 2016. Including the effect of these rate freezes, the average health, welfare, and pension benefit contribution rate increased approximately 2.4% and 2.1% effective primarily on August 1, 2016 and 2017, respectively. Effective July 1, 2017, the ABF NMFA contractual wage rate increased 2.5%.

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

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department in April 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is our understanding that ABF Freight’s benefit contribution rate is not expected to increase during this period (though there are no guarantees). ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans in addition to Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. The Asset-Based segment pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT.

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

As certified by the plan’s actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical and declining status for the plan years beginning January 1, 2017 and 2016. The New York State Pension Fund submitted the application for a reduction in benefits to the Treasury Department in May 2017. The Treasury Department reviewed the application for compliance with the applicable regulations and administered a vote of eligible participants and beneficiaries, of which a majority did not reject the benefit reduction during the voting period which ended on September 6, 2017. In September 2017, the Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. After the benefit reduction goes into effect, the plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2016 were made to the New York State Pension Fund.

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

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	55.5%	55.9%	57.0%	57.8%
Fuel, supplies, and expenses	11.1	10.8	11.7	11.2
Operating taxes and licenses	2.3	2.4	2.4	2.5
Insurance	1.6	1.7	1.5	1.6
Communications and utilities	0.9	0.8	0.9	0.8
Depreciation and amortization	4.0	3.9	4.1	4.2
Rents and purchased transportation	10.7	11.4	10.3	10.2
Shared services	9.3	9.2	9.3	9.7
Gain on sale of property and equipment	—	—	—	(0.2)
Nonunion pension expense, including settlement	0.3	0.1	0.2	0.1
Other	0.1	0.3	0.3	0.3
Restructuring costs	—	—	—	—
	95.8%	96.5%	97.7%	98.2%

Asset-Based Operating Income	4.2%	3.5%	2.3%	1.8%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2017	2016	% Change	2017	2016	% Change
Workdays	62.5	64.0		190.0	191.5
Billed revenue(1) per hundredweight, including fuel surcharges	$32.53	$30.52	6.6%	$30.94	$29.12	6.3%
Pounds	1,576,455,988	1,663,630,054	(5.2)%	4,847,356,595	4,944,980,423	(2.0)%
Pounds per day	25,223,296	25,994,220	(3.0)%	25,512,403	25,822,352	(1.2)%
Shipments per day	21,048	21,345	(1.4)%	21,068	20,501	2.8%
Shipments per DSY(2) hour	0.435	0.452	(3.8)%	0.443	0.450	(1.6)%
Pounds per DSY(2) hour	521.84	550.28	(5.2)%	536.03	567.15	(5.5)%
Pounds per shipment	1,198	1,218	(1.6)%	1,211	1,260	(3.9)%
Pounds per mile(3)	19.02	18.90	0.6%	19.61	19.53	0.4%

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

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2017 totaled $517.4 million and $1,496.3 million, respectively, compared to $509.0 million and $1,434.3 million, respectively, for the same periods of 2016. Billed revenue (as described in footnote (1) to the key operating statistics table above) increased 3.4% and 5.0% on a per-day basis for the three and nine months ended September 30, 2017, respectively, compared to the same prior-year period. The increases in daily billed revenue reflect a 6.6% and 6.3% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended September 30, 2017, respectively, partially offset by decreases in tonnage per day of 3.0% and 1.2% for the three- and nine-month period, respectively, compared to the same periods of 2016. The number of workdays was lower by one and a half days in the 2017 periods versus the prior year periods.

The increase in total billed revenue per hundredweight benefited from yield improvement initiatives, including general rate increases, contract renewals, and the introduction of CMC pricing; freight profile effects; and higher fuel surcharge revenues associated with increased fuel prices during the three- and nine-month periods ended September 30, 2017, compared to the same periods of 2016.

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 4.9% and 5.25% effective May 22, 2017 and August 29, 2016, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 6.8% and 4.8% for the three and nine months ended September 30, 2017, respectively.

Compared to the same prior-year period, the average nominal fuel surcharge rate for the three and nine months ended September 30, 2017 increased approximately 130 basis points and 190 basis points, respectively, from the level of the same respective period of 2016. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three and nine months ended September 30, 2017 had mid-single-digit percentage increases when compared to the same prior-year periods.

Tonnage per day declined 3.0% and 1.2% for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016, primarily due to a decline in volume-quoted, truckload-rated tonnage levels. The lower volume-quoted truckload-rated tonnage was negatively impacted by the effects of the hurricanes in Texas, the Southeastern U.S., and Puerto Rico; yield improvement actions to improve profitability on volume-quoted shipments; purposeful management of equipment capacity to adequately serve our customers’ LTL requirements; and fewer spot-market shipments required to reposition linehaul equipment. Average weight per shipment declined 1.6% and 3.9% for the three- and nine-month period ended September 30, 2017, respectively, compared to the same prior year period, while daily shipment counts decreased 1.4% in third quarter 2017 and increased 2.8% for the nine months ended September 30, 2017, compared to the same periods of 2016. Lower weight per shipment reflects a combination of factors, including: the impact of reduced truckload-rated tonnage, growth in e-commerce-related shipments which generally have smaller average shipment sizes; and an increase in bulkier cube-dominant shipments across the supply chain. The third quarter 2017 LTL pounds per shipment metric was comparable with the prior year quarter.

Asset-Based Revenues — October 2017

Asset-Based billed revenues for the month of October 2017 increased approximately 3% from October 2016 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 7%, which includes higher fuel surcharges, partially offset by a decrease in average daily total tonnage of approximately 3% for October 2017 compared to October 2016 levels. Total shipments per day decreased approximately 7% in October 2017 compared to October 2016. Total weight per shipment increased approximately 4% in October 2017 versus the same prior-year period, as a result of the Asset-Based segment handling more spot volume truckload-rated shipments during October 2017. On a sequential basis, total weight per shipment and total revenue per shipment both increased approximately 1% over September 2017 levels. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered. Furthermore, some customers may not be receptive to our space-based pricing initiatives, which could result in a loss of business.

Asset-Based Operating Income

The Asset-Based segment operating ratio for the three- and nine-month period ended September 30, 2017 improved by 0.7 and 0.5 percentage points, respectively, over the same prior-year period. The Asset-Based segment generated operating income of $21.8 million and $33.9 million for the three and nine months ended September 30, 2017, respectively, compared to operating income of $18.1 million and $26.4 million in the same periods of 2016. As previously discussed, hurricanes disrupted our operations and negatively impacted our Asset-Based third quarter 2017 operating income by approximately $1.0 million. The operating income comparisons reflect a $1.1 million and $1.5 million increase in nonunion pension expense, including settlement, for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.3 million of restructuring charges associated with our corporate realignment during the three and nine months ended September 30, 2017. Gain on sale of property and equipment was $1.9 million higher in the nine-month period ended September 30, 2016, due to a second quarter 2016 gain on the sale of real estate. Considering the aforementioned items, operating income increased from management of yield and operating resources while experiencing challenging changes in freight profile characteristics.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 55.5% and 57.0% of Asset-Based segment revenues for the three- and nine- month period ended September 30, 2017, respectively, compared to 55.9% and 57.8% for the same respective period of 2016. Salaries, wages, and benefits costs increased $2.7 million and $24.2 million for the three and nine months ended September 30, 2017, respectively, compared to the same prior-year period. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.5% effective July 1, 2017, and the average health, welfare, and pension benefit contribution rate increased approximately 2.4% and 2.1% effective primarily on August 1, 2016 and 2017, respectively, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team in order to reduce costs. The decline in shipments per DSY hour of 3.8% and 1.6% for the three and nine months ended September 30, 2017, respectively, compared to the same prior-year period, reflecting the increase in lighter but bulkier shipments and an increase in residential delivery shipments. Lower weight per shipment contributed to the 5.2% and 5.5% decrease in pounds per DSY hour during the three- and nine-month period ended September 30, 2017, respectively, compared to the same periods of 2016. The 0.6% and 0.4% increase in pounds per mile for the three and nine months ended 2017, respectively, reflects more efficient linehaul operations compared to the same prior-year periods.

Fuel, supplies, and expenses as a percentage of revenue increased 0.3 and 0.5 percentage points for the three and nine months ended September 30, 2017, respectively, compared to the same prior-year period, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 15% and 22%, respectively. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during the 2017 periods.

Rents and purchased transportation as a percentage of revenue decreased 0.7 percentage points for third quarter 2017, compared to third quarter 2016, primarily due to lower utilization of purchased linehaul and local transportation resulting from improved utilization of owned assets, as well as alignment of these costs with lower shipment levels during third quarter 2017.

As previously discussed in the General section of MD&A, the presentation of segment expenses allocated from shared services was modified during the third quarter of 2017. Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the segment operating expense disclosures. Reclassifications have been made to the prior period operating segment expense lines to conform to the current year presentation. There was no impact on the segment’s total expenses as a result of the reclassifications.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. Our corporate structure unifies our sales, pricing, customer service, marketing, and capacity sourcing functions to better serve our customers through delivery of integrated logistics solutions.

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

As previously disclosed within the General section of MD&A, we have restated certain prior year operating segment data and we have reclassed prior period segment operating expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation. See descriptions of the Asset-Light operating segments, discussion of the restated prior year operating segment data, and explanation of the expense category reclassifications for shared services in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

For the three and nine months ended September 30, 2017, the combined revenues of our Asset-Light operations totaled $235.3 million and $640.9 million, respectively, compared to combined revenues of $210.1 million and $592.2 million, respectively, for the same periods of 2016. The combined revenues of our Asset-Light operating segments generated approximately 31% and 30% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2017, respectively, compared to 29% for the three and nine months ended September 30, 2016.

ArcBest Segment

The following table provides a comparison of key operating statistics for the ArcBest Segment.

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Expedite(1)
Revenue / Shipment	16.2%	13.6%

Shipments / Day	1.2%	1.1%

Truckload and Truckload - Dedicated(2)
Revenue / Shipment	10.9%	6.6%

Shipments / Day	11.1%	15.2%

(1)	Expedite primarily represents the expedited operations which were previously reported in the Premium Logistics (Panther) segment.
(2)

Truckload represents the brokerage operations and Truckload – Dedicated represents the dedicated operations of LDS, both of which were previously reported in the Transportation Management (ABF Logistics) segment. Comparisons are impacted by the operations of LDS, which was acquired in September 2016.

The ArcBest segment revenues totaled $195.7 million and $524.6 million for the three and nine months ended September 30, 2017, respectively, compared to $171.0 million and $467.7 million, respectively, for the same prior-year periods. The 14.5% and 12.1% increase in revenues for the three and nine months ended September 30, 2017, respectively, compared to the same prior-year period, primarily reflects incremental revenues from Truckload-Dedicated, which represents the acquired operations of LDS, and an increase in Expedite revenues due to increases in revenue per shipment and daily shipment levels. The Truckload and Moving services lines also contributed to the segment’s revenue improvement for the three months ended September 30, 2017 despite having one and a half less workdays in the quarter, compared to third quarter 2016. The year-over-year increase in ArcBest segment revenues for the nine-month period ended September 30, 2017 was partially offset by lower Truckload and Moving revenues due to a decrease in shipment levels, primarily reflecting lower demand for our truckload brokerage and household goods moving services during the first half of 2017. The decrease in Moving revenues for the nine months ended September 30, 2017, compared to the same prior-year period, was also impacted by the December 2016 divesture of certain subsidiaries associated with the segment’s household goods moving services.

ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased 4.5% and 5.8% for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016, due to higher Expedite net revenue and the incremental net revenue from LDS. ArcBest’s net revenue margin was 20.4% for the three and nine months ended September 30, 2017, versus 22.3% and 21.7%, respectively, for the same prior year periods, with the year-over-year declines reflecting the increased cost of purchased transportation outpacing improvements in customer rates. Purchased transportation costs moved higher in 2017 as truckload capacity in the spot market tightened versus the prior year.

Operating income increased $1.3 million and $5.9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. The profit improvement primarily reflects increased net revenues, partially offset by incremental costs from the LDS acquisition. For the nine months ended September 30, 2017, compared to the same period of 2016, ArcBest’s operating income improvement benefited from lower shared service costs and lower depreciation and amortization expenses due, in part, to alignment of the segment’s costs within the new structure under our enhanced marketing approach. The ArcBest segment profit improvement was negatively impacted by restructuring charges of $0.9 million for the nine months ended September 30, 2017, related to these realignments. (See Note J and Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our corporate restructuring.)

FleetNet Segment

FleetNet’s revenues totaled $39.6 million and $116.3 million for the three and nine months ended September 30, 2017, respectively, compared to $39.1 million and $124.4 million for the same periods of 2016. The 1.3% increase in revenues for third quarter 2017, compared to third quarter 2016, was primarily due to improved roadside event pricing, offset in part by lower roadside service event activity reflecting customer mix changes. The 6.5% year-over-year decrease in revenues for the nine- month period ended September 30, 2017, was primarily due to lower roadside service event activity, partially offset by an increase in preventative maintenance service events and improved roadside event pricing.

FleetNet’s operating income improved to $0.9 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, from $0.1 million and $1.7 million, respectively, in the same prior-year periods. The year-over-year improvements in operating income for the 2017 periods, reflect labor efficiencies and alignment of the segment’s cost structure to business levels.

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

Asset-Light Adjusted EBITDA

	Three Months Ended September 30
	2017				2016
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	EBITDA
	(in thousands)
ArcBest	$7,605	$3,015	$—	$10,620	$6,269	$3,684	$9,953
FleetNet	873	272	—	1,145	121	312	433
Asset-Light Adjusted EBITDA	$8,478	$3,287	$—	$11,765	$6,390	$3,996	$10,386

	Nine Months Ended September 30
	2017				2016
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	EBITDA
	(in thousands)
ArcBest	$14,320	$9,511	$875	$24,706	$8,450	$10,497	$18,947
FleetNet	2,577	823	—	3,400	1,701	900	2,601
Asset-Light Adjusted EBITDA	$16,897	$10,334	$875	$28,106	$10,151	$11,397	$21,548

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
(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.1 million and $3.2 million for the three and nine months ended September 30, 2017, respectively, compared to $1.0 million and $2.9 million for the same respective prior-year periods, and amortization of acquired software of $0.5 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, compared to $1.1 million and $3.4 million for the same respective prior-year periods.

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

Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. The household goods moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months. Shipment volumes of the ArcBest segment’s Truckload-Dedicated service offering, which was acquired in September 2016, are typically highest in the third and fourth calendar quarters of each year. Seasonal fluctuations have been less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	September 30	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents(1)	$109,034	$114,280
Short-term investments, primarily FDIC-insured certificates of deposit	57,052	56,838
Total unrestricted	166,086	171,118
Restricted cash(2)	—	962
Total(3)	$166,086	$172,080

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  September 30, 2017 and December 31, 2016 cash and cash equivalents totaling $46.9 million and $39.9 million, respectively, were not FDIC insured.

Cash, cash equivalents, and short-term investments decreased $6.0 million from December 31, 2016 to September 30, 2017. During the nine-month period ended September 30, 2017, cash provided by operations of $98.3 million, $10.0 million of borrowings under the accounts receivable securitization program, and cash on hand was used to repay $52.3 million of notes payable; fund $40.8 million of capital expenditures (and an additional $61.6 million of certain Asset-Based revenue equipment purchases were financed with notes payable), net of proceeds from asset sales; pay dividends of $6.2 million on common stock; and purchase $6.0 million of treasury stock.

Cash provided by operating activities during the nine months ended September 30, 2017 was $9.0 million above the same prior-year period, primarily due to improved operating results. The year-over year comparison was also impacted by a gain on the sale of real estate during the nine months ended September 30, 2016. A contribution of $13.4 million was made to the nonunion defined benefit pension plan during the nine months ended September 30, 2016. Cash provided by operating activities for the nine months ended September 30, 2017 included state and foreign income tax payments, net of refunds of federal and state income taxes, of $1.0 million, compared to refunds of federal and state income taxes, net of state and foreign income tax payments, of $8.3 million for the nine months ended September 30, 2016.

Unrestricted cash, cash equivalents, and short-term investments decreased $36.8 million from December 31, 2015 to September 30, 2016. During the nine-month period ended September 30, 2016, cash provided by operations of $87.9 million and cash on hand was used to fund $38.5 million of capital expenditures net of proceeds from asset sales (and an additional $61.7 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $36.6 million of notes payable; fund the acquisition of LDS with net cash consideration of $25.0 million, of which $8.0 million was held in escrow relating to the contingent consideration to be paid over a two-year period from the acquisition date upon the achievement of certain financial targets; purchase $7.6 million of treasury stock; pay dividends of $6.2 million on common stock; and pay $3.8 million of book overdrafts (representing checks issued that are later funded when cleared through banks).

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) under our credit agreement which was amended and extended in July 2017 (the “Second Amended and Restated Credit Agreement”) to increase initial maximum credit amount of our Credit Facility, increase the additional revolving commitments or incremental term loans we may request, and extend the maturity date of the facility. Under the Second Amended and Restated Credit Agreement, our Credit Facility has an initial maximum credit amount of $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Second Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Second Amended and Restated Credit Agreement includes certain conditions, including limitations on incurrence of debt.

Interest Rate Swap

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of September 30, 2017. The fair value of the interest rate swap liability of $0.2 million and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively.

In June 2017, we entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of September 30, 2017. The fair value of the interest rate swap of $0.1 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2017.

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

The accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2017, we had available borrowing capacity of $61.0 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2017, we had letters of credit outstanding of $19.6 million (including $19.0 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of September 30, 2017, surety bonds outstanding related to our self-insurance program totaled $60.4 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $23.0 million and $61.6 million, primarily for revenue equipment, during the three and nine months ended September 30, 2017, respectively. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, certain construction costs associated with our new office and call center facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2017. These purchase obligations totaled $59.5 million as of September 30, 2017, with $56.2 million estimated to be paid within the next year, $3.0 million estimated to be paid in the following two-year period, and $0.3 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new office and call center facility are included in our 2017 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $154.1 million, including interest, as of September 30, 2017, an increase of $11.9 million from December 31, 2016. The scheduled maturities of our long-term debt obligations as of September 30, 2017, including our contractual obligation to repay the $45.0 million borrowed on our accounts receivable securitization program, including $10.0 million borrowed in second quarter 2017, are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2016 Annual Report on Form 10‑K during the nine months ended September 30, 2017.

For 2017, our total net capital expenditures, including amounts financed, are estimated to range from $150.0 million to $165.0 million, net of asset sales. These 2017 estimated net capital expenditures include revenue equipment purchases of $96.0 million, primarily for our Asset-Based operations. Real estate expenditures totaling approximately $32.0 million are for expansion opportunities and completion of previously disclosed call center facilities and office buildings, a portion of which will replace leased space. The remainder of 2017 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based segment and technology investments across the enterprise. We have the flexibility to adjust planned 2017 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $105.0 million in 2017.

Based upon current actuarial information, we do not have a minimum cash contribution requirement to our nonunion defined benefit pension plan for 2017 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q). As previously disclosed within Consolidated Results of the Results of Operations section of MD&A, the ArcBest Board of Directors approved a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan with a proposed termination date of December 31, 2017. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date.

Our Asset-Based segment contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investment totaled $166.1 million at September 30, 2017. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase.

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

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Second Amended and Restated Credit Agreement; and other factors. On October 31, 2017, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 14, 2017, payable on November 28, 2017.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three and nine months ended September 30, 2017, we purchased 91,659 and 286,179 shares of our common stock, respectively, leaving $31.7 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2017. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $41.3 million from December 31, 2016 to September 30, 2017, reflecting slower collections on outstanding receivables and higher business revenues in September 2017 compared to December 2016.

Accounts Payable

Accounts payable increased $14.6 million from December 31, 2016 to September 30, 2017, primarily due to increased business levels in September 2017 compared to December 2016. Accruals for multiemployer health, welfare, and pension rate increases and the timing of payments for these and other expenses also contributed to the increase in Accounts payable at September 30, 2017.

Off-Balance Sheet Arrangements

At September 30, 2017, our off-balance sheet arrangements of $122.1 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 38.6% and 34.9% for the three and nine months ended September 30, 2017, respectively, compared to 37.0% and 37.2%, respectively, for the three and nine months ended September 30, 2016. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full-year 2017 tax rate to vary significantly from the statutory rate.

The difference between our effective tax rate and the federal statutory rate for the three and nine months ended September 30, 2017 and 2016, primarily results from state income taxes, nondeductible expenses, changes in deferred tax valuation allowances, and changes in the cash surrender value of life insurance. The three- and nine-month periods ended September 30, 2016 were also impacted by the alternative fuel tax credit which expired December 31, 2016.

In the first quarter of 2017, we adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. As a result of applying the provisions of the amendment, the tax rate reflects tax expense of 0.1% and a tax benefit of 3.5% for the three and nine months ended September 30, 2017, respectively. We may experience volatility in our income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year.

At September 30, 2017, we had $57.9 million of net deferred tax liabilities after valuation allowances. Valuation allowances for deferred tax assets totaled less than $0.1 million at September 30, 2017 and $0.3 million at December 31, 2016. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2017 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of September 30, 2017, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2017, the financial reporting income exceeded the income determined under income tax law. For the nine months ended September 30, 2016, a loss was determined under income tax law, but we had financial reporting income.

During the nine months ended September 30, 2017, we made state and foreign tax payments of $1.2 million, and received refunds of $0.2 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2016 Annual Report on Form 10-K. An assumption which impacts our critical accounting policy related to nonunion defined benefit pension expense was updated during third quarter 2017, as discussed below. There have been no other material changes in our critical accounting policies during the nine months ended September 30, 2017.

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

A more conservative approach has been taken to preserve asset values of the frozen nonunion defined benefit pension plan and to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments in recent months. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017.

We establish the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. A decrease in expected returns on plan assets increases net periodic pension expense. For the third quarter of 2017, the change in the expected rate of return assumption increased nonunion pension expense by $1.3 million. Based on currently available information, nonunion pension expense, excluding pension settlement expense, is expected to be $1.0 million for the fourth quarter of 2017, compared to a credit of $0.2 million for the fourth quarter of 2016.

In October 2017, the ArcBest Board of Directors approved a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan with a proposed termination date of December 31, 2017. Plan participants will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018.

Accounting Pronouncements Not Yet Adopted

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for us on January 1, 2018. While we continue to assess some elements of the standard, we are in the process of finalizing review of customer contracts and system requirements in preparation for adopting the revenue recognition standard. We plan to adopt this standard on the modified retrospective basis, which requires the effects of adoption to be reflected in beginning retained earnings, and we do not expect a significant impact on our consolidated financial statements; however, there are expected to be additional disclosures regarding disaggregated revenue, contract assets and liabilities, and performance obligations, and judgements will used in applying the disclosure requirement. It is anticipated that upon adoption of the standard, revenue recognition for the Asset-Based and FleetNet segments will not change. However, revenue for the ArcBest segment will be recognized on a relative-transit-time basis instead of the current recognition method at final delivery. Due to relatively short transit times of the ArcBest segment, the financial impact at any period-end is not expected to be significant.

An amendment to ASC Topic 715, Compensation – Retirement Benefits will require the service cost component of net periodic pension cost related to pension and other postretirement benefits accounted for under ASC Topic 715 to be included in the same line item or items as other compensation costs arising from services rendered by the related employees, and will require the other components of net periodic pension cost, including pension settlement expense, to be presented separately from the service cost component and outside of the subtotal of income from operations. These provisions of the amendment are required to be applied retrospectively and are effective for us beginning January 1, 2018. Other than the reclassifications described, the Company does not anticipate the amendment to have an impact on the consolidated financial statements.

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance will require operating leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in our consolidated balance sheet. We are currently evaluating the impact the new standard, which is required to be adopted on the modified retrospective basis, will have on our consolidated financial statements.

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

In July 2017, we amended and extended our credit agreement (the “Second Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of our revolving credit facility (the “Credit Facility”) from $150.0 million to $200.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans we may request under the facility from $75.0 million to $100.0 million. The maturity date of the Credit Facility was extended to July 7, 2022.

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the borrowings outstanding under the accounts receivable securitization and the Credit Facility as of September 30, 2017:

								September 30
	Contractual Maturity Date							2017
	Year Ended December 31							Carrying	Fair
	2017	2018	2019	2020	2021	Thereafter	Value	Value	Value
	(in thousands, except interest rates)						(in thousands)
Accounts receivable securitization program	$—	$—	$—	$45,000	$—	$—	$45,000	$45,000	$45,000
Projected interest rate	2.18%	2.49%	2.99%	2.86%	—%	—%

Credit Facility	$—	$—	$—	$—	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	2.79%	3.10%	3.38%	3.53%	3.64%	3.72%

Since December 31, 2016, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2016 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2016, the Company had $37.7 million remaining under the program for repurchases of its common stock. The Company repurchased 91,659 and 286,719 shares for an aggregate cost of $2.4 million and $6.0 million during the three and nine months ended September 30, 2017, respectively.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
7/1/2017-7/31/2017	—	$—	—	$34,118
8/1/2017-8/31/2017	91,659	26.26	91,659	$31,711
9/1/2017-9/30/2017	—	—	—	$31,711
Total	91,659	$26.26	91,659

(1)	Represents the weighted average price paid per common share including commission.
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

ARCBEST CORPORATION
(Registrant)

Date: November 8, 2017	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 8, 2017	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer