Form 10-K
period 2017-12-31
ARCBEST CORP /DE/
filed 2018-02-28
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2017.

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to            .

Commission file number 0-19969

ARCBEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0673405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 McClure Drive, Fort Smith, Arkansas	72916
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  479-785-6000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2017, was $524,395,260.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2018, was 25,641,511.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held May 1, 2018, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

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

•	the loss or reduction of business from large customers;
•	the cost, timing, and performance of growth initiatives;
•	competitive initiatives and pricing pressures;
•	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
•	greater than anticipated funding requirements for our nonunion defined benefit pension plan;
•	availability and cost of reliable third-party services;
•	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
•	governmental regulations;
•	environmental laws and regulations, including emissions-control regulations;
•	the cost, integration, and performance of any recent or future acquisitions;
•	not achieving some or all of the expected financial and operating benefits of our corporate restructuring or incurring additional costs or operational inefficiencies as a result of the restructuring;
•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans;
•	litigation or claims asserted against us;
•	the loss of key employees or the inability to execute succession planning strategies;
•	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
•	timing and amount of capital expenditures;
•	self-insurance claims and insurance premium costs;
•	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
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

For additional information regarding known material factors that could cause our actual results to differ from those expressed in these forward-looking statements, please see Item 1A (Risk Factors). All forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) is a leading logistics company with creative problem solvers who deliver integrated solutions. The Company was incorporated in Delaware in 1966. On January 1, 2017, we realigned our company’s structure and focused our go-to-market approach under the ArcBest® brand. Under the ArcBest brand, we offer customized logistics solutions to optimize our customers’ supply chains, while we continue to offer a full array of asset-based less-than-truckload (“LTL”) services through the ABF Freight® network and ground expedite services under the Panther Premium Logistics® brand. Our service offerings also include truckload, international air and ocean, time critical, managed transportation, warehousing and distribution, do-it-yourself moving under the U-Pack® brand, and commercial vehicle maintenance and repair from FleetNet America®. With a comprehensive suite of freight transportation and logistics services and employees who have The Skill and The Will® to get the job done, ArcBest Corporation has the unique ability to simplify and uncomplicate even the most complex logistics and supply chain challenges that our customers face every day.

Our operations are conducted through our three reportable operating segments:

•

Asset-Based, which represents ABF Freight System, Inc. and certain other subsidiaries, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF Freight”);

•	ArcBest, our asset-light logistics operation; and
•	FleetNet.

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations.

Strategy

We strive to be a balanced, highly profitable, and financially sustainable enterprise, providing integrated logistics solutions with the best possible customer experience. We work to build long-term stakeholder value by:

•

Expanding our revenue opportunities. We seek to expand our revenue opportunities through deepening our existing customer relationships and securing new ones. We build relationships that last for decades and our customers assign a high degree of value for the high level of service and professionalism we provide. When customers talk about us, they say that we solve problems, we make it easy to do business, and we are trusted partners who understand them.

•

Balancing our revenue and profit mix. We seek to differentiate ourselves from our competition with our ability to offer logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing the mix of our revenue and profit between our Asset-Based segment and our Asset-Light operations. This balance drives long-term financial sustainability by making our business less capital-intensive relative to its size, and by reducing volatility in our business performance through varying cycles, events, and/or environments.

•

Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. Our enhanced market approach is designed to improve the customer experience while simultaneously driving added cost efficiency in our business.

Our management is focused on increasing returns to our shareholders. To accomplish that objective, we continually analyze where additional capital should be invested and where management resources should be focused to improve relationships with customers and meet their expanding needs. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our Asset-Light operations. The additional resources invested in growing our Asset-Light operations is part of management’s long-term strategy to ensure we are positioned to serve the changing marketplace through these businesses and our traditional LTL operations by providing a comprehensive suite of transportation and logistics services. As part of this strategy, we have completed the following acquisitions and changes to our business model:

•

On June 15, 2012, we acquired Panther Expedited Services, Inc., one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Our Expedite and premium logistics operations are reported in the ArcBest segment.

•	Effective July 1, 2013, we formed the segment previously reported as ABF Logistics in a strategic alignment of the sales and operations functions of our logistics businesses.
•	On April 30, 2014, we acquired a small privately-owned business which is reported within the FleetNet segment.
•	During 2014, we established our enterprise solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.
•	On January 2, 2015, we acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately-owned truckload brokerage firm reported in the ArcBest segment.
•	On December 1, 2015, we acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage firm reported in the ArcBest segment.
•

On September 2, 2016, we acquired Logistics & Distribution Services, LLC (“LDS”), a privately-owned logistics and distribution firm with a focus on asset-light dedicated truckload business reported in the ArcBest segment.

•	On January 1, 2017, we realigned our company’s structure and focused our go-to-market approach under the ArcBest brand.

Business Description

We deliver integrated solutions for a variety of supply chain challenges. Our offerings include LTL freight transportation via the ABF Freight network, truckload and dedicated truckload logistics services through our ArcBest segment, ground expedited solutions through the Panther Premium Logistics brand, do-it-yourself moving under the U-Pack brand and commercial vehicle maintenance and repair from FleetNet America. From Fortune 100 companies to small businesses, our customers trust and rely on ArcBest Corporation for their transportation and logistics needs.

With a relentless focus on meeting our customers’ needs and unique access to assured transportation capacity, we create solutions for even the most complex and demanding supply chains. We are focused on providing the best customer experience possible with seamless access to a broad suite of logistics capabilities, including LTL, truckload, international air and ocean, ground expedite, managed transportation, warehousing and distribution, and moving services.

For the year ended December 31, 2017, no single customer accounted for more than 5% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 12% of our consolidated revenues. As of December 2017, we had approximately 13,000 employees, of which approximately 66% were members of labor unions.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues, which totaled $2.0 billion for the year ended December 31, 2017 and $1.9 billion for each of the years ended December 31, 2016 and 2015, accounted for approximately 70% of our total revenues before other revenues and intercompany eliminations in 2017 and 2016 and approximately 71% in 2015. For the year ended December 31, 2017, no single customer accounted for more than 6% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 15% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2017, 2016, and 2015.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight provides interstate and intrastate direct service to approximately 48,000 communities through 245 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

Our Asset-Based operations offer transportation of general commodities through standard, time-critical, and guaranteed LTL services — both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. Shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by our Asset-Based operations include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

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

Our Asset-Based operations offer regional service alongside ABF Freight’s traditional long-haul model to facilitate our customers’ next-day and second-day delivery needs in most areas throughout the United States. Development and expansion of ABF Freight’s regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. Regional service offerings have resulted in reduced transit times and allows for consistent and continuous LTL service. We define our Asset-Based regional market, which represented approximately 60% of its tonnage in 2017, as tonnage moving 1,000 miles or less.

Labor costs, which amounted to 56.5% of Asset-Based revenues for 2017, are the largest component of the segment’s operating expenses. As part of our corporate restructuring, certain nonunion employees in the areas of sales, pricing, customer service, financial services, marketing, and capacity sourcing were transferred to our shared services subsidiary effective January 1, 2017, which increased the percentage of union employees within the Asset-Based segment. As of December 2017, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction on the November 3, 2013, implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of our Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA increased approximately 2.5% on a compounded annual basis throughout the contract period, which extends through March 31, 2018.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 (the “CFCAA”) that was signed into law on December 16, 2014, includes provisions to address the funding of multiemployer pension plans in critical and declining status. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury Department”) for the reduction of certain accrued benefits. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension plan contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes.

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

ABF Freight is currently negotiating its new collective bargaining agreement with the IBT for the period subsequent to March 31, 2018. The negotiation of terms of the collective bargaining agreement is a very complex process, and there can be no assurances regarding the terms of the new agreement and the related impact on ABF Freight’s operations and its wage and benefit cost structure for the new period. The inability to agree on acceptable terms prior to the expiration of ABF Freight’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2018 and subsequent years.

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

For the year ended December 31, 2017, 2016, and 2015, the combined revenues of our Asset-Light operations totaled $863.0 million, $803.4 million, and $765.4 million, respectively, accounting for approximately 30% of our total revenues before other revenues and intercompany eliminations in 2017 and 2016 and approximately 29% in 2015. For the year ended December 31, 2017, no single customer accounted for more than 5% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 25% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2017, 2016, and 2015.

ArcBest Segment

As previously discussed in “Strategy” within this Business section, our ArcBest segment originated with the formation of the ABF Logistics segment in July 2013, when we strategically aligned the sales and operations functions of our organic logistics businesses. The ArcBest segment now also includes the ground expedite services of the Panther Premium Logistics brand; do-it-yourself moving under the U-Pack brand, for which the majority of the moves are provided with the  assured capacity of our Asset-Based operations; and the acquired operations of Smart Lines, Bear, and LDS. The ArcBest segment offers the following solutions:

Truckload and Truckload-Dedicated

Our Truckload and Truckload-Dedicated services provide third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over the road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. We offer a growing network of over 18,000 vetted service providers, with services to 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

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

Substantially all of the network capacity for our Expedite operations is provided by third-party carriers, including owner operators, ground linehaul providers, cartage agents, and other transportation asset providers, which are selected based on their ability to serve our customers effectively with respect to price, technology capabilities, geographic coverage, and quality of service. Third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our Expedite operations own a fleet of trailers, the communication devices used by its owner operators, and certain highly specialized equipment, primarily temperature-controlled trailers, to meet the service requirements of certain customers.

International

Our International services provide international ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide. As a non-vessel operating common carrier (NVOCC), we provide less-than-container load (LCL) and full-container load (FCL) service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States.

Managed Transportation

We also provide freight transportation and management services for customers. ArcBest seeks to offer value through identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther fleet, and other ArcBest capacity sources, offering unique access to assured capacity.

Moving

Our Moving services offer flexibility and convenience to the way people move through targeted service offerings for the “do-it-yourself” consumer and corporate account employee relocations. We offer these targeted services at competitive prices that reflect the additional value customers find in Moving’s convenient, reliable service offerings. Industry leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as final mile, time critical, product launch, warehousing, retail logistics, supply chain optimization, and trade show shipping services.

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

Competition, Pricing, and Industry Factors

Competition

We seek to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to our services in order to respond with customized solutions and assured capacity.

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

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 13,000 active brokerage authorities, as well as asset-based truckload carriers and logistics companies, large expedited carriers including FedEx Custom Critical, smaller expedited carriers, foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, internal shipping departments at companies that have substantial transportation requirements, smaller niche service providers, and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. ArcBest’s Moving services compete with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. ArcBest’s performance in each of these areas of competitive distinction has enabled the segment to secure business and drive growth within our Asset-Light operations.

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

Pricing

Approximately 30% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 70% of this business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, and current market conditions.

Effective August 1, 2017, we began applying space-based pricing on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that will supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our costs to ship freight. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Our Asset-Based and certain operations within our ArcBest segment assess a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

Industry Factors

According to management’s estimates and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $286 billion, with $38 billion of potential revenue in the LTL market segment, $205 billion potential in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Based on 2017 revenues, our Asset-Light operations represents a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges as well as for lower cost supply chain alternatives. Regulation in the transportation industry, as further discussed below, will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors of the logistics market. In addition, disruptions from unexpected events such as natural disasters have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management of their supply chains.

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

We are subject to various laws, rules, and regulations and are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks to have electronic logging devices (“ELDs”) installed to monitor compliance with hours-of-service regulations became effective in December 2017. ELDs are fully operational on ABF Freight’s city and road tractors for electronic logging and the electronic capture of drivers’ hours of service for reporting. The ArcBest segment’s network of third-party contract carriers must also comply with industry regulations, including the ELD mandate and other regulations such as the safety and fitness regulations of the Department of Transportation (the “DOT”), including requirements related to drug and alcohol testing and hours of service. Any future modifications to these rules and other regulations impacting the transportation industry may impact our operating practices and costs.

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

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites which allow customers to access information about their shipments, request shipment pickup, and utilize a variety of other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e‑mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own website or backend information systems. As a result, our customers can provide shipping information and support directly to their own customers.

Expedite freight transportation customers of the ArcBest segment communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, internet, or Electronic Data Interchange (“EDI”). The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to provide the transportation, we are in contact with the carrier through numerous means of communication (including EDI, its proprietary website, email, fax, telephone, and mobile applications) and utilize satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates our fully-integrated internal software and provides customers with real-time electronic updates.

Insurance, Safety, and Security

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty liability, and cargo loss and damage. We are effectively self-insured for $1.0 million of each workers’ compensation loss.  For each third-party casualty loss, we are generally self-insured for $1.0 million for our Asset-Based segment and $0.3 million for our Asset-Light operations. We are also self-insured for each cargo loss, up to a $0.3 million deductible for our Asset-Based segment and a $0.1 million deductible for our ArcBest segment. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2018 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

As evidenced by being an eight-time winner of the American Trucking Associations’ Excellence in Security Award, a seven-time winner of the President’s Trophy for Safety, and a seven-time winner of the Excellence in Claims & Loss Prevention Award, management believes its Asset-Based operations have one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

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

In August 2011, the Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) established a national program to reduce greenhouse gas (“GHG”) emissions and establish new fuel efficiency standards for commercial vehicles beginning in model year 2014 and extending through model year 2018. The new tractors our Asset-Based segment has placed in service since 2014 are equipped with engines that meet such standards. In August 2016, the EPA and the NHTSA jointly finalized a national program establishing the second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, and also instituting fuel efficiency improvement technology requirements for trailers beginning with model year 2018 and extending through model year 2027. The vehicle and engine rules cover model years 2021-2027. In October 2017, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling. In February 2018, the California Air Resources Board (the “CARB”) approved plans to retain two provisions of the EPA/NHTSA Phase 2 Final Rule that would regulate glider kits and trailers. In the event the EPA does not enforce the trailer regulations of EPA/NHTSA Phase 2, certain other states may also individually enact legislation to enforce the regulations. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB.

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

Brands

The value of our brands is critical to our success. The ABF Freight brand is recognized in the industry for our Asset-Based segment’s leadership in commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a premium service provider, and that the ABF Freight brand stands for excellence in the areas of customer service, reliability, strategic business partnership, and tactical problem solving. The Panther Premium Logistics brand within the operations of our ArcBest segment is also synonymous with premium service that surpasses customer expectations. Customers rely on the Panther Premium Logistics brand when their shipment cannot fail, and owner operators, fleet owners, and contract carriers look to the Panther Premium Logistics brand for unique opportunities to grow their business profitably.

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

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In our hometown of Fort Smith, Arkansas, we have been a long-time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2017, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

In January 2016, the Company was named to Chief Executive Magazine’s “2016 Best Companies for Leaders List.” The Company also received the Circle of Excellence award from the National Business Research Institute in 2016 for its effort in increasing employee engagement. ArcBest Corporation was named to Forbes’ “America’s Best Employers” list for 2016 and has been ranked on Fortune magazine’s “Fortune 1000” list annually since 2013. The Company was also ranked 13th in The Commercial Carrier Journal’s 2016 list of “Top 250 For-Hire Carriers.”

Asset-Based Segment

For the fifth consecutive year and the sixth year overall, our Asset-Based carrier ABF Freight received the “Quest for Quality Award” from Logistics Management magazine, being recognized in both the National LTL and the Expedited categories in 2017. In 2016, ABF Freight was named to Inbound Logistics’ list of “Top 100 Trucking Companies” for the third consecutive year. ABF Freight’s 2016 ranking in the top 25 on Selling Power magazine’s list of “Best Companies to Sell For” marked its fourteenth consecutive year to be honored. Also in 2016, for the fourth consecutive year and the sixth time in the last eight years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology. In 2017, ABF Freight was selected as a SupplyChainBrain “Great Supply Chain Partner” for the second consecutive year and the third year overall. Also in 2017, ABF Freight received the “Pro Patria Award” and an “Above and Beyond Award” from the Arkansas Employer Support of the Guard and Reserve, a Department of Defense program, in recognition of its support of employees who serve in the National Guard and Reserve. Marking the ninth year in a row to be honored by Training magazine, ABF Freight was listed 12th in the “Training Top 125” in February 2018.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in “Insurance, Safety, and Security” within this Business section, ABF Freight is an eight-time winner of  the American Trucking Associations’ Excellence in Security Award, a seven-time winner of the President’s Trophy for Safety, and a seven-time winner of the Excellence in Claims & Loss Prevention Award. In January 2017, two ABF Freight drivers were named by the American Trucking Associations as captains of the 2017-2018 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2015, our Asset-Based segment began voluntarily installing aerodynamic aids on its fleet of over-the-road trailers to further enhance fuel economy and reduce emissions.  In 2006, ABF Freight was accepted in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. In recognition of ABF Freight’s industry leadership in freight supply chain environmental performance and energy efficiency, the EPA’s SmartWay Transport Partnership awarded ABF Freight a SmartWay Excellence Award in 2014. For the past eight years, ABF Freight was recognized in Inbound Logistics’ annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

ArcBest Segment

ArcBest Corporation was named a “Top 50 U.S. Third-party Logistics Provider” by Armstrong & Associates, Inc. in 2017. Our ArcBest segment was recognized by Transport Topics on the “Top Freight Brokerage Firms of 2017” list, ranking eighteenth – up from twenty-first in 2016. In recognition of our Expedite operations’ commitment to quality, Panther Premium Logistics was awarded the “Quest for Quality Award” by Logistics Magazine for the fifth consecutive year. In 2016, Panther received the “National Expedited Carrier of the Year” award for the second consecutive year by the National Shippers Strategic Transportation Council. U-Pack received its first “Quest for Quality” award from Logistics Magazine in 2017, being honored in the Household Goods & High Value Goods category.

Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. Our foreign operations are not significant.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our website located at arcb.com or through the SEC’s website located at sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10‑K.

ITEM 1A.RISK FACTORS

The nature of the business activities we conduct subjects us to certain hazards and risks. This Risk Factors section discusses some of the material risks relating to our business activities, including business risks affecting the transportation industry in general as well as risks specific to our Company that are largely out of our control. Other risks are described in “Competition, Pricing, and Industry Factors” within Part I, Item 1 (Business) and in Part II, Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of this Annual Report on Form 10-K. These risks are not the only risks we face. We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities; illegal acts, including terrorist attacks; and/or other market disruptions. We could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks or circumstances actually occurs, it could materially harm our business, results of operations, financial condition, and cash flows and impair our ability to implement business plans or complete development activities as scheduled. In that case, the market price of our common stock could decline.

We are dependent on our information technology systems, and a systems failure, data breach, or other cyber incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning and availability of our information systems, including communications, data processing, financial, and operating systems as well as proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Any problems caused by these third parties, including cyber attacks and security breaches at a vendor, could adversely affect our ability to provide service to our customers and otherwise conduct our business. A significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial condition.

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Certain of our information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our information technology systems depends upon the internet, global communications providers, satellite-based communications systems, the electric grid, electric utility providers, and telecommunications providers; and our information technology systems are vulnerable to interruption by adverse weather conditions or natural calamities, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that supports our operations, and these operations depend on our ability to maintain these licenses. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

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

As of December 2017, approximately 83% of our Asset-Based segment’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which extends through March 31, 2018. Contract negotiations for the period subsequent to March 31, 2018 began in January 2018 and are in progress. The negotiation of terms of the collective bargaining agreement is a very complex process. There can be no assurances that our future collective bargaining agreements will be renewed on terms favorable to us. Future collective bargaining agreements may result in higher labor costs, including increased benefit contribution rates to multiemployer health and welfare and pension plans and additional paid time off, or insufficient operational flexibility which may increase our operating costs, and could adversely impact our results of operations, financial condition, and cash flows. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

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

The loss or reduction in business from one or more large customers, or an overall reduction in our customer base, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Effective August 1, 2017, we began applying space-based minimum charges for LTL shipments to better reflect freight shipping trends that have evolved over the last several years. Space-based pricing involves the use of freight dimensions to determine applicable cubic minimum charges (“CMC”) that will supplement weight-based metrics when appropriate. Customer acceptance of the CMC pricing mechanism is difficult to ascertain at this point. Management cannot predict, with reasonable certainty, the changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism. Some customers may not be receptive to our space-based pricing initiatives, which could result in payment delays, uncollectible accounts receivable, or a loss of business. A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to changes in pricing or other competitive factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Hiring new employees may increase training costs and may result in temporary labor inefficiencies. In addition, as we focus on growing the business in our ArcBest segment, we may encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share, which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels, as portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. We may not be able to appropriately adjust our cost structure to changing market demands. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change. We may incur additional costs related to purchased transportation and/or labor inefficiencies experienced while, and for a time following, training employees who are hired to manage growth or are brought onboard from acquired companies. These costs of managing our cost structure could have a material adverse effect on our results of operations and financial condition. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement in our Asset-Based segment’s results of operations.

We operate in a highly competitive industry, and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability, growth prospects, and ability to compete in the transportation industry.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers, which compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. These competitive factors include, but are not limited to, the following:

•

Some of our competitors have greater capital resources, a lower cost structure, or greater market share than we do or have other competitive advantages. The trend toward consolidation in the transportation industry could continue to create larger carriers with greater financial resources and other competitive advantages relating to their size, including increased market share and stronger competitive position. Consolidations within the industry could also result in our competitors providing a more comprehensive set of services at competitive prices. These competitive pressures may cause a decrease in our freight volume or shipment levels or require us to lower the prices we charge for our services, which could adversely affect our results of operations, growth prospects and profitability.

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

•

The industry has experienced evolving freight shipping trends over the last several years, including overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and more unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight, which contributes to lower average weight per shipment. As the retail industry continues to undergo a shift away from the traditional brick and mortar model towards e-commerce, the manner in which our customers source or utilize our services will be impacted and our operating results could be adversely affected.

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

Our business is cyclical in nature and tends to reflect general economic conditions. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case, primarily in the North American economy, as well as our customers’ inventory levels. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight in the market and related pricing. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, thus negatively impacting our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionately with fluctuations in volume levels. Customers encountering adverse economic conditions or facing credit issues could experience cash flow difficulties and, thus, represent a greater potential for payment delays or uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. Our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend credit to certain of these customers which increases our exposure to uncollectible receivables.

Given the economic conditions of recent years, current economic uncertainties, and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies, resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels or otherwise, could adversely impact our business and results of operations. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand and excess tractor and trailer capacity in the industry.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our accounts receivable securitization program and the revolving credit facility (“Credit Facility”) outstanding under our Second Amended and Restated Credit Agreement (the “Credit Agreement”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $130.0 million remains outstanding at the end of February 2018, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new note payable or capital lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

Our nonunion defined benefit pension plan trust holds investments in short-duration debt securities and cash equivalent, fixed income, and floating rate loan mutual funds. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could diminish the funded status of the nonunion defined benefit pension plan and potentially increase our requirement to make contributions to the plan, including an increase in our cash funding requirement prior to the final distribution of benefits to plan participants. A change in the interest rates used to calculate our funding requirements under the Pension Protection Act of 2006 (the “PPA”) may also impact contributions required to fund our plan. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on pension plan assets would increase pension expense in the years following the losses. In addition, a change in the discount rate used to calculate our obligations for our nonunion defined benefit pension plan and postretirement health benefit plan for financial statement purposes would impact the accumulated benefit obligation and expense for these plans. An increase in expense for these pension and postretirement plans may adversely impact our results of operations.

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

Our nonunion defined benefit pension plan could have greater than anticipated funding requirements, which may adversely affect our financial condition and liquidity.

In the fourth quarter of 2017, an amendment was executed to terminate our nonunion defined benefit pension plan as of December 31, 2017, as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Lump sum benefit distributions to participants and the purchase of an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018. Our requirement to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary, is currently estimated to require a cash payment of approximately $10.0 million, although there can be no assurances in this regard, as the actual amount is dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date.

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our business, results of operations, financial condition, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, we may not be able to negotiate competitive contracts with railroads or other third-party service providers to expand our capacity, add additional routes, or obtain services at costs that are acceptable to us or our customers. If these situations occur, our business, results of operations, financial condition, cash flows, and customer relationships could be adversely impacted.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including the inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators for our Expedite operations and drivers of contracted carriers for our Truckload and Truckload-Dedicated operations; shortages in available cargo capacity; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate discussed in “Competition, Pricing, and Industry Factors” within Part I, Item 1 (Business) of this Annual Report on Form 10-K; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our Asset-Light businesses.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, including the effect of third-party carrier rate increases outpacing customer pricing, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our Asset-Light businesses and our customer relationships.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our ArcBest segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents that may result in cargo loss or damage, other property damage, or serious personal injuries. As a result, claims may be asserted against us for actions by such drivers or for our actions in retaining them. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our engagement of independent contractor drivers to provide a portion of the capacity for our Expedite operations within our ArcBest segment exposes us to different risks than we face with our employee drivers. If we have difficulty in securing independent owner operators or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

The driver fleet of the Expedite operations within our ArcBest segment is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators from the available pool of drivers and fleets, and we may be required to increase owner operator compensation or take other measures to remain an attractive option for owner operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in labor costs, our services may be less competitive, which could have an adverse effect on our business. Furthermore, as these independent owner operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time, which may impede our ability to deliver freight in a timely manner. If we fail to meet certain customer needs or incur increased expenses to do so, this could adversely affect the business, financial condition, and results of operations of our ArcBest segment.

We pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact the results of operations of our ArcBest segment.

Many states have initiated enforcement programs to evaluate the classification of independent contractors, and class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of the Expedite operations within our ArcBest segment as employees. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest and under vicarious liability principles, which could have a material adverse effect on the results of operations and financial condition of our ArcBest segment.

Our business operations are subject to numerous governmental regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our financial condition and results of operations.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Increases in costs to comply with such regulations or the failure to comply, which could subject us to penalties or revocation of our permits or licenses, could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services.

We operate in the United States pursuant to federal operating authority granted by the DOT. Our failures, or the failures of our contracted owner operators and third-party carriers, to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

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

We are subject to various environmental laws and regulations dealing with the handling and transportation of hazardous materials and similar matters. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. At certain facilities of our Asset-Based operations, we store fuel in underground and aboveground tanks and/or we operate with non-discharge certifications or stormwater permits under the federal Clean Water Act. We may be subject to substantial fines or civil penalties if we fail to obtain proper certifications or permits or if we do not comply with required testing provisions. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal. Under certain environmental laws, we could be subject to strict liability for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business, results of operations, financial condition, and cash flows. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

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

As part of our long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we strategically invested in our ArcBest segment with the acquisitions of Logistics & Distribution Services, LLC, in 2016 and Smart Lines Transportation Group, LLC and Bear Transportation Services, L.P., in 2015. We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The processes of evaluating acquisitions and performing due diligence procedures include risks which may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Further, we may not be able to acquire any additional companies at all or on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing the strategic transactions.

Acquisitions may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue or earnings from the operation of an acquired business to offset our acquisition or investment costs. The degree of success of our acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends, in part, upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others:

•	retention of customers, key employees, and third-party service providers;
•	combining operations of the companies, including the integration of workforces at different locations while continuing to provide consistent, high-quality service to customers;
•	unanticipated issues in the assimilation and consolidation of information technology, communications, and other systems, including additional systems training and other labor inefficiencies;
•	consolidation of corporate and administrative infrastructures;
•	difficulties and costs of on-boarding employees to our policies, procedures, business culture, and benefits and compensation programs, which may be inconsistent with those of the acquired company;
•	difficulties managing businesses that are outside our historical core competency;
•	inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them;
•	the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
•	increased tax liability or other tax risk if future earnings are less than anticipated or there is a change in the tax deductibility of certain items; and
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

Effective January 1, 2017, our new corporate structure was implemented to unify our sales, pricing, customer service, marketing, and capacity sourcing functions, allowing us to operate as one logistics provider under the ArcBest® brand, as previously discussed in Part I, Item 1 (Business) of this Annual Report on Form 10-K. Implementation of the restructuring plan has been costly and disruptive to certain aspects of our business. We may incur additional, unexpected costs, and we may not be able to realize the long-term cost savings and benefits that were initially anticipated in connection with our restructuring. If we incur additional costs or fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by PPA, which was permanently extended by the Reform Act under the CFCAA. Through the term of its current collective bargaining agreement, ABF Freight’s obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contribution amounts that will be required under future collective bargaining agreements for ABF Freight’s contractual employees.

Several of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded. The underfunded status of these plans developed over many years, and we believe that an improved funded status will also take time to be achieved, if it can be achieved at all. In addition, the highly competitive industry in which we operate could impact the viability of contributing employers. The reduction or loss of contributions by member employers, the impact of market risk or instability in the financial markets on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, all of which are beyond our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements.

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2016, approximately 60% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical and declining status”, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). “Critical and declining status” is applicable to critical status plans under the PPA that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Approximately 1% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status” (generally less than 65% funded) but not in “critical and declining status” and approximately 6% of its contributions are made to plans that are in “endangered status” (generally more than 65% but less than 80% funded), as defined by the PPA.

Approximately one-half of ABF Freight’s multiemployer pension contributions are made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 37.8%, 42.1%, and 47.9% as of January 1, 2017, 2016, and 2015, respectively. In September 2015, the Central States Pension Plan filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants in the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is ABF Freight’s understanding that its contribution rate is not expected to increase during the remainder of this period (though there are no guarantees). ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans to which ABF Freight contributes, including the Central States Pension Plan, have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT. ABF Freight is currently negotiating with the IBT for a new collective bargaining agreement for the period subsequent to March 31, 2018, and cannot determine with any certainty the minimum contributions which will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

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

We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees or inability to execute our training and succession planning strategies could have an adverse effect on our business, results of operations, and financial condition if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business.

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

Our Credit Agreement, which governs our Credit Facility, contains representations and warranties, conditions, and events of default that are customary for financings of this type including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. Our accounts receivable securitization program also contains affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and requirements to maintain certain characteristics of the receivables, such as rates of delinquency, default, and dilution.

If we default under the terms of the Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. In the event of a default under either of these facilities, we could automatically default on the other of these facilities and on our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts receivable securitization program, the lenders could proceed against the collateral by which our Credit Facility is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under the Credit Agreement or accounts receivable securitization program, changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

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

Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In particular, with the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “PPACA”), we are required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over time; the majority of the provisions that impact us the most became effective during 2015. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in our health care plans may ultimately find it more advantageous to do so. In general, implementing the requirements of health care reform has imposed additional administrative costs. The costs of maintaining and monitoring compliance and reports and other effects of these new healthcare requirements, including any failure to comply, may significantly increase our health care coverage costs and could materially adversely affect our financial condition and results of operations. Changes in healthcare legislation could potentially occur in the near term, which could result in changes to healthcare eligibility, design, and cost structure that could have an adverse impact on our business and operating costs; however, we cannot currently determine the impact of future regulatory action on our health care plans and the related costs.

We have programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of our self-insurance program for workers’ compensation and third-party casualty liability. Estimates made by the states and the surety companies of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, and we may be required to maintain secured surety bonds in the future which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

We depend heavily on the availability of fuel for our trucks. Fuel shortages, changes in fuel prices, and the inability to collect fuel surcharges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters; armed conflicts; terrorist attacks; actions by producers, including a decrease in drilling activity or the use of crude oil and oil reserves for purposes other than fuel production; or other political, economic, and market factors that are beyond our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We maintain fuel storage and pumping facilities at our distribution centers and certain other service centers; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters; and fuel prices have fluctuated significantly in recent years. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our Asset-Based segment and the Expedite and Truckload-Dedicated operations of our ArcBest segment assess a fuel surcharge based on an index of national diesel fuel prices. Although revenues from fuel surcharges generally offset increases in direct diesel fuel costs, we incur certain fuel costs that cannot be recovered with fuel surcharges, and other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2017, the fuel surcharge mechanism generally continued to have market acceptance among our customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. Also, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially in periods in which fuel prices rapidly increase. In periods of declining fuel prices, our fuel surcharge percentages also decrease, which negatively impacts our revenues, and the revenue decline may be disproportionate to the corresponding decline in our fuel costs. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.

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

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual

Report on Form 10-K. Greenhouse gas emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. A number of states have mandated, and California and certain other states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators of the Expedite operations of our ArcBest segment, are also subject to increased regulations and higher equipment and fuel prices which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry which could lead to a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

Reduced fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes which, if enacted, could increase our costs. If we are not able to adequately increase our freight rates, recover fuel surcharges, or recognize fuel economy savings to offset increases in equipment and maintenance costs, and if we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our business, results of operations, and financial condition could be adversely affected.

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

As of December 31, 2017, we had recorded goodwill of $108.3 million and intangible assets, net of accumulated amortization, of $73.5 million. Our goodwill and intangible assets resulted primarily from acquisitions in the ArcBest segment. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets in 2017, 2016, and 2015 produced no indication of impairment of the recorded balances. However, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

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

ArcBest is recognized as a multi-faceted logistics provider with creative problem solvers who deliver integrated logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in commitment to quality, customer service, safety, and technology. The Panther Premium

Logistics brand within the operations of our ArcBest segment is recognized for solving the toughest shipping and logistics challenges, delivering time-sensitive, mission-critical, and high-value freight with speed and precision. Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther Premium Logistics, and U‑Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. With the increased use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” and “The Skill & The Will.”  For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology, either of which could be infringed upon, or subject to claims of infringement.  Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against a third-party infringement claim, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Our results of operations could be impacted by seasonal fluctuations, adverse weather conditions, and natural disasters.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest operating segments can be adversely affected by inclement weather conditions. The first quarter of each year generally has the lowest tonnage levels, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels. At the same time, first quarter operating expenses may increase due to, among other things, a decline in fuel economy because of higher fuel density in colder temperatures, higher accident frequency, increased claims, and potentially higher equipment repair expenditures caused by harsh weather. ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedite shipments of our ArcBest segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations, and service event volume is generally lower during mild weather conditions. Business levels of the household goods moving services provided by our ArcBest segment are generally lower in the non-summer months when demand for moving services is typically lower. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and business levels and, consequently, our operating results.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space or services from third-party aircraft, ocean vessels, and other modes of transportation or suppliers; burdens of complying with a wide variety of international and United States regulations, including export and import laws as well as different liability standards and less developed legal systems; difficulties in enforcing contractual obligations and intellectual property rights; and changes in foreign exchange rates. Additional risks associated with our international business include restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments, and changes in international tax laws and regulations. In addition, natural disasters, pandemics, acts of terrorism, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) and hold Customs-Trade Partnership Against Terrorism (“C-TPAT”) status for businesses within our Asset-Based and ArcBest segments. Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in criminal and civil penalties against us. If we are unable to maintain our C-TPAT status, we may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers, because of the enhanced levels of supply chain security provided by participating in the C-TPAT program. In addition, loss of C-TPAT status may result in significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally.

We operate in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and we operate in Mexico by utilizing third-party carriers within the country. If the United States withdraws from or materially modifies the North American Free Trade Agreement (“NAFTA”) or certain other international trade agreements or border policies, there could be more restrictive trade policies or increased regulatory complexities, which may result in increased costs and/or a reduction in the volume of freight shipped by our customers. Any such changes in trade policies and corresponding actions by other countries could have a material adverse effect on our business, results of operations, and financial condition.

Our business could be harmed by antiterrorism measures.

As a result of actual or threatened terrorist attacks on the United States, federal, state, and municipal authorities have implemented, continue to implement, and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. Additional security measures may also reduce productivity of our drivers and third-party transportation service providers, which would increase our operating costs. There can be no assurance regarding the implementation of new antiterrorism measures and such new measures may have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements. The Company owns a call center facility and office building in Fort Smith, Arkansas containing 205,000 square feet, which provides space for certain corporate and subsidiary functions. Construction of this new building was completed during 2017 to support growth of the Company’s operating subsidiaries and replace a portion of leased space. The Company leases a secondary office building in Fort Smith, Arkansas, which contains 18,000 square feet.

Asset-Based Segment

As of December 31, 2017, the Asset-Based segment operated out of its general office building located in Fort Smith, Arkansas, which contains 196,800 square feet, and 245 service center facilities, 10 of which also serve as distribution centers. The Company owns 113 of these facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Kansas City, Missouri	252	166,200
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, the ArcBest segment leases an office and warehouse location in Sparks, Nevada totaling approximately 129,600 square feet and nine other locations with approximately 94,700 square feet of office and warehouse space. The Company sold certain properties located in Wichita Falls, Texas as part of the divesting of certain subsidiaries on December 30, 2016. See Note A to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding this transaction.

The FleetNet segment owns its offices located in Cherryville, North Carolina containing approximately 38,900 square feet.

ITEM 3.LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations, or cash flows. We maintain liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental, and self-insurance exposures. For additional information related to our environmental and legal matters, see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCB.” The following table sets forth the high and low recorded sale prices of the common stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2016
First quarter	$23.92	$16.43	$0.08
Second quarter	22.52	14.85	0.08
Third quarter	20.00	15.40	0.08
Fourth quarter	33.95	18.60	0.08

2017
First quarter	$32.70	$24.55	$0.08
Second quarter	27.40	16.95	0.08
Third quarter	33.85	20.40	0.08
Fourth quarter	38.75	29.40	0.08

As of February 22, 2018, there were 25,641,511 shares of the Company’s common stock outstanding, which were held by 244 stockholders of record.

On January 26, 2018, the Board of Directors declared a quarterly dividend of $0.08 per share to stockholders of record as of February 9, 2018. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Second Amended and Restated Credit Agreement, and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. In January 2003, the Board of Directors authorized a $25.0 million common stock repurchase program and authorized an additional $50.0 million in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases at that time.

As of December 31, 2017 and 2016, treasury shares totaled 2,851,578 and 2,565,399, respectively. Under the repurchase program, the Company purchased 286,179 shares during the nine months ended September 30, 2017, and made no share purchases during the three months ended December 31, 2017, leaving $31.7 million available for repurchase under the program.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2017. This information should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,826,457	$2,700,219	$2,666,905	$2,612,693	$2,299,549
Operating income(1)	53,510	28,970	75,496	69,239	19,070
Income before income taxes(1)	51,576	28,287	72,734	70,612	19,461
Income tax provision (benefit)(2)	(8,150)	9,635	27,880	24,435	3,650
Net income(1)(2)	59,726	18,652	44,854	46,177	15,811
Earnings per common share, diluted(1)(2)	2.25	0.71	1.67	1.69	0.59
Cash dividends declared per common share(3)	0.32	0.32	0.26	0.15	0.12
Balance Sheet Data:
Total assets(4)(5)	1,365,641	1,282,078	1,273,377	1,136,158	1,026,654
Current portion of long-term debt	61,930	64,143	44,910	25,256	31,513
Long-term debt (including notes payable and capital leases, excluding current portion)	206,989	179,530	167,599	102,474	81,332
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(6)	145,672	142,833	152,378	85,880	24,211
Depreciation and amortization of fixed assets	98,530	98,814	89,040	81,870	84,215
Amortization of intangibles	4,538	4,239	4,002	4,352	4,174

(1)

Includes restructuring costs of $3.0 million (pre-tax), or $1.8 million (after-tax) and $0.07 per diluted share for 2017, and $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share, for 2016, related to the realignment of the Company’s corporate structure (see Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(2)

For 2017, includes a provisional tax benefit of $25.8 million and $0.98 per diluted share as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(3)	The Company’s Board of Directors increased the quarterly cash dividend to $0.06 per share in October 2014 and to $0.08 per share in October 2015.
(4)

For 2016, reflects reclassification of deferred taxes for the Company’s retrospective adoption of the amendment to Accounting Standards Codification Topic 740 for Balance Sheet Classification of Deferred Taxes in 2017, as further discussed in Adopted Accounting Pronouncements of Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(5)

For all prior years presented, includes reclassification of the insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance limits to conform to the current year presentation (see Note A to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(6)	Capital expenditures are shown net of proceeds from the sale of property, plant, and equipment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and integrated logistics solutions. On November 3, 2016, we announced our plan to implement a new corporate structure that unified our sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows us to operate as one logistics provider under the ArcBest® brand.

Our operations are conducted through three reportable operating segments:

•	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”);
•	ArcBest, our asset-light logistics operation; and
•	FleetNet.

The ArcBest and FleetNet reportable segments combined represent our Asset-Light operations. See additional segment descriptions in Part I, Item 1 (Business) and in Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. References to the Company, including “we,” “us,” and “our,” in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

Contract Negotiations

As further discussed within the Asset-Based Operations section of Results of Operations, contract negotiations for the terms of ABF Freight’s union labor contract for the period subsequent to March 31, 2018, are in progress. The negotiation of terms of the collective bargaining agreement is a very complex process. As further discussed in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K, the inability to agree on acceptable terms for the next period prior to the expiration of the current collective bargaining agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2018 and subsequent years.

Reclassifications

During the third quarter of 2017, we modified the presentation of segment expenses allocated from shared services. Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, legal, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within our operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

•	Results of Operations includes:
•

an overview of consolidated results with 2017 compared to 2016 and 2016 compared to 2015, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;

•	a financial summary and analysis of our Asset-Based segment results of 2017 compared to 2016 and 2016 compared to 2015, including a discussion of key actions and events that impacted the results;
•

a financial summary and analysis of the results of our Asset-Light operations for 2017 compared to 2016 and 2016 compared to 2015, including a discussion of key actions and events that impacted the results; and

•	a discussion of other matters impacting operating results, including seasonality, effects of inflation, environmental and legal matters, and information technology and cybersecurity.

•

Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.

•	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.

•	Critical Accounting Policies discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.

•

Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2017	2016	2015
	(in thousands, except per share data)
REVENUES
Asset-Based	$1,993,314	$1,916,394	$1,916,579

ArcBest	706,698	640,734	590,436
FleetNet	156,341	162,629	174,952
Total Asset-Light	863,039	803,363	765,388

Other and eliminations	(29,896)	(19,538)	(15,062)
Total consolidated revenues	$2,826,457	$2,700,219	$2,666,905

OPERATING INCOME
Asset-Based	$51,878	$33,571	$62,436

ArcBest	18,801	6,864	20,792
FleetNet	3,324	2,425	2,954
Total Asset-Light	22,125	9,289	23,746

Other and eliminations	(20,493)	(13,890)	(10,686)
Total consolidated operating income	$53,510	$28,970	$75,496

NET INCOME	$59,726	$18,652	$44,854

DILUTED EARNINGS PER SHARE	$2.25	$0.71	$1.67

Our consolidated revenues, which totaled $2.8 billion for 2017, increased 4.7% compared to 2016, preceded by a 1.2% increase in 2016 revenues compared to 2015. The year-over-year increase in consolidated revenues for 2017 was favorably influenced by an improved economic environment and reflects a 4.0% increase in our Asset-Based revenues and a 7.4% increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). The increase in consolidated revenues for 2016, compared to 2015, reflects a 5.0% increase in our Asset-Light revenues on a combined basis.

Asset-Based revenues represented 70%, 70%, and 71% of total revenues before other revenues and intercompany eliminations for 2017, 2016, and 2015, respectively. On a per-day basis, Asset-Based revenues increased 4.4% in 2017, compared to 2016, reflecting a 6.5% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, and changes in freight profile effects, partially offset by 2.1% decline in total tonnage per day. The increase in billed revenue per hundredweight achieved in 2017 reflects pricing initiatives we implemented during the year as part of our continued focus on yield improvement. Asset-Based revenues for 2016 were relatively consistent with 2015, as a 1.3% improvement in revenue per hundredweight was offset by a 1.8% decline in tonnage per day.

As a result of business acquisitions and growth due to strategic investments in personnel and infrastructure in recent years, our Asset-Light operations have become a significant proportion of consolidated revenues, generating 30%, 30%, and 29% of total revenues before other revenues and intercompany eliminations for 2017, 2016, and 2015, respectively. The 7.4% increase in Asset-Light revenues for 2017, on a combined basis, compared to 2016, was primarily due to incremental revenues from the September 2016 acquisition of Logistics & Distribution Services, LLC (“LDS”) and an increase in Expedite revenues due to improved revenue per shipment. The 5.0% increase in revenues of our Asset-Light operations for 2016, compared to 2015, reflects an 8.5% increase in revenues of the ArcBest segment resulting from incremental revenues related to the LDS acquisition and the December 2015 acquisition of Bear Transportation Services, L.P. (“Bear”), offset, in part, by a decline in revenues of the FleetNet segment due to lower service event volume.

Consolidated operating income increased $24.5 million in 2017, compared to 2016, with each reportable operating segment experiencing year-over-year operating income improvements. The increase in our consolidated operating income for 2017, compared to 2016, was primarily due to higher revenues, favorable results from yield improvement initiatives, and lower restructuring costs related to the realignment of our corporate structure, which totaled $3.0 million in 2017 versus $10.3 million in 2016 (see Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details). Consolidated operating income decreased $46.5 million in 2016 compared to 2015. The soft economic environment combined with a surplus of transportation capacity which impacted available business levels and operating margins contributed to the decline in our consolidated operating income for 2016 versus 2015. The operating income decline was also impacted by the 2016 restructuring costs. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2017 and 2016 reflect the operating results of our operating segments, which are discussed in further detail within the Results of Operations, as well as the items described below.

Consolidated operating income for 2017 was impacted by nonunion fringe benefit costs, which increased $3.6 million, compared to 2016, primarily due to additional costs related to contributions to our defined contribution plan, increased nonunion pension costs, and higher costs of long-term incentive plans related to total shareholder returns relative to our industry peer group, partially offset by lower nonunion healthcare costs. Consolidated operating income for 2016, compared to 2015, was impacted by higher nonunion healthcare costs, which increased $9.7 million, primarily due to an increase in both the number of health claims filed and in the average cost per claim, and unfavorable experience in third-party casualty and workers’ compensation claims of our Asset-Based segment which resulted in $5.4 million, or 13.2%, higher costs in 2016 than 2015. The impact of these costs on the year-over-year comparison for 2016 was partially offset by decreases in other nonunion benefit costs of $4.2 million compared to 2015.

Consolidated pre-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $6.1 million for 2017, compared to $3.1 million in 2016 and $2.4 million in 2015. These expenses represent net periodic pension costs (as detailed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), including pension settlement charges due to lump-sum benefit distributions and an annuity contract purchase made by the plan in first quarter 2017. In 2013, the nonunion defined benefit plan was amended to freeze the participants’ final average compensation and years of credited service. In October 2017, our Board of Directors adopted a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan, and such amendment was executed in November 2017 with a termination date of December 31, 2017. The plan has filed for a determination letter from the Internal Revenue Service (the “IRS”) regarding the qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants, and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018. However, the timing of recognizing these settlements in our financial statements is highly dependent on when and if we receive the favorable determination letter from the IRS.

We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan, the amount of which will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Total nonunion pension expense, including settlement, is estimated to be approximately $2.0 million to $2.5 million for the first quarter of 2018; however, settlement charges could be higher if eligible plan participants elect to receive a lump sum distribution of their pension benefit ahead of the plan termination. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date.

The “Other and eliminations” line of operating income includes restructuring charges of $1.7 million and $0.9 million for 2017 and 2016, respectively, and transaction costs of $0.6 million in 2016 associated with the acquisition of Logistics and Distribution Services, LLC (“LDS”) and $1.4 million in 2015 associated with the acquisitions of Smart Lines Transportation Group, LLC (“Smart Lines”) and Bear Transportation Services, L.P. (“Bear”). For each of the years presented, “Other and eliminations” also includes personnel and technology expenses related to investments in improving the ArcBest experience and solutions for our customers to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. As a result of these ongoing investments and modifications to our shared service cost allocations, we expect the loss reported in “Other and eliminations” to be approximately $5.5 million to $6.0 million for the first quarter of 2018 and approximately $20.0 million for full year 2018.

For 2017, consolidated net income and earnings per share were impacted by a provisional tax benefit of $25.8 million, or $0.98 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (The impact of the Tax Cuts and Jobs Act is discussed further in the Income Taxes section of MD&A and in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) An additional $1.2 million tax benefit, or $0.05 per diluted share, was recognized in 2017 for the vesting of share-based compensation in accordance with an amendment to ASC Topic 718, Compensation – Stock Compensation, which became effective in the first quarter of 2017.

The year-over-year comparisons of consolidated net income and earnings per share for 2017 and 2016 were also impacted by other changes in the effective tax rates, as further described within the Income Taxes section of MD&A, and changes in the cash surrender value of life insurance policies, which is reported below the operating income line on the consolidated statements of operations. A portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Life insurance proceeds and changes in the cash surrender value of life insurance policies contributed $0.10 to diluted earnings per share in 2017, compared to $0.11 per share in 2016 and $0.01 per share in 2015.

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

	Year Ended December 31
	2017	2016	2015
	($ thousands)
Net income	$59,726	$18,652	$44,854
Interest and other related financing costs	6,342	5,150	4,400
Income tax provision (benefit)(1)	(8,150)	9,635	27,880
Depreciation and amortization	103,068	103,053	93,042
Amortization of share-based compensation	6,958	7,588	8,029
Amortization of net actuarial losses of benefit plans and pension settlement expense	8,064	8,173	7,432
Restructuring charges(2)	2,963	10,313	—
Transaction costs(3)	—	601	1,408
Consolidated Adjusted EBITDA	$178,971	$163,165	$187,045

(1)

Includes a tax benefit of $25.8 million in 2017 as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act. See Note E to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the impact of the Tax Cuts and Jobs Act.

(2)	Restructuring charges relate to the realignment of the Company’s organizational structure.
(3)	Transaction costs for 2016 are associated with the acquisition of LDS and transaction costs for 2015 are associated with the acquisitions of Smart Lines and Bear.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based operations are affected by general economic conditions, as well as a number of other factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

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

As previously disclosed within the introduction to MD&A, we have reclassed certain prior period segment operating expenses in this Annual Report on Form 10-K to conform to the current year presentation of segment expenses allocated from shared services. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues and operating income for the years ended December 31, 2017, 2016, and 2015, as well as explanation of the expense category reclassifications for shared services.

The Asset-Based segment represented approximately 70% of our 2017 total revenues before other revenues and intercompany eliminations. As part of our corporate restructuring, effective January 1, 2017, certain nonunion employees in the areas of sales, pricing, customer service, financial services, marketing, and capacity sourcing were transferred to our shared services (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of December 2017, approximately 83% of Asset-Based employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA increased approximately 2.5% on a compounded annual basis throughout the contract period, which extends through March 31, 2018. Management cannot make any assurances as to the contractual wage and benefit contribution rates beyond the current contract period.

Contract negotiations for the terms of the collective bargaining agreement with the IBT for the period subsequent to March 31, 2018 began in January 2018 and are in progress. The negotiation of terms of the collective bargaining agreement is a very complex process. As further discussed in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K, the inability to agree on acceptable terms for the next period prior to the expiration of the current ABF NMFA could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2018 and subsequent years.

Improving the Asset-Based operating ratio is dependent upon: managing the segment’s cost structure (as discussed in Labor Costs within this section of the Asset-Based Segment Overview) and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements.

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

Effective August 1, 2017, we began applying space-based pricing on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight.

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that will supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing will better align our pricing mechanisms with the metrics which affect our costs to ship the freight. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Management believes the implementation of space-based pricing has been well-accepted by customers with shipments to which CMC charges were applied during 2017; however, overall customer acceptance of the CMC is difficult to ascertain. Management cannot predict, with reasonable certainty, the effect of changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment assesses a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. The Asset-Based segment made revisions to the fuel surcharge scale effective February 4, 2015, and again effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to better align with expected fuel costs. While fuel surcharge revenue generally more than offsets the increase in direct diesel fuel costs when applied, the total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2017, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The Asset-Based revenues for 2017 compared to 2016 were positively impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The Asset-Based revenues for 2016 compared to 2015 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided through a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 56.5%, 57.6%, and 55.5% of revenues for 2017, 2016, and 2015, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution periods which began August 1, 2017, 2016, and 2015. Rate freezes for the annual contribution periods which began August 1, 2017, 2016, and 2015 impacted multiemployer pension plans to which ABF Freight made approximately 65% to 70% of its total multiemployer pension contributions for the years ended December 31, 2017, 2016, and 2015. ABF Freight’s multiemployer pension contributions totaled $158.4 million, $154.1 million, and $151.9 million, for 2017, 2016, and 2015, respectively.

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

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department in April 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is our understanding that ABF Freight’s benefit contribution rate is not expected to increase during the remainder of this period (though there are no guarantees). ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer plan contribution rates, several of the plans to which ABF Freight contributes, including the Central States Pension Plan, have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. The Asset-

Based segment pays some of the highest benefit contribution rates in the industry and continues to address the effect of the segment’s wage and benefit cost structure on its operating results in discussions with the IBT.

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

As certified by the plan’s actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical and declining status for the plan years beginning January 1, 2017 and 2016. The New York State Pension Fund submitted the application for a reduction in benefits to the Treasury Department in May 2017. The Treasury Department reviewed the application for compliance with the applicable regulations and administered a vote of eligible participants and beneficiaries, of which a majority did not reject the proposed benefit reduction during the voting period which ended on September 6, 2017. In September 2017, the Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. After the benefit reduction goes into effect, the plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 2% of ABF Freight’s total multiemployer pension contributions are made to the New York State Pension Fund.

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

Asset-Based Segment Results — 2017 Compared to 2016

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2017	2016
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	56.5%	57.6%
Fuel, supplies, and expenses	11.7	11.3
Operating taxes and licenses	2.4	2.5
Insurance	1.5	1.5
Communications and utilities	0.9	0.8
Depreciation and amortization	4.1	4.2
Rents and purchased transportation	10.4	10.4
Shared services	9.4	9.6
Gain on sale of property and equipment	—	(0.2)
Nonunion pension expense, including settlement	0.2	0.1
Other	0.3	0.3
Restructuring costs	—	0.1
	97.4%	98.2%

Asset-Based Operating Income	2.6%	1.8%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2017	2016	% Change
Workdays	251.5	252.5
Billed revenue(1) per hundredweight, including fuel surcharges	$31.27	$29.35	6.5%
Pounds	6,366,455,380	6,526,049,524	(2.4)%
Pounds per day	25,313,938	25,845,741	(2.1)%
Shipments per day	20,749	20,744	—%
Shipments per DSY(2) hour	0.440	0.449	(2.0)%
Pounds per DSY(2) hour	537.38	558.97	(3.9)%
Pounds per shipment	1,220	1,246	(2.1)%
Pounds per mile(3)	19.46	19.35	0.6%

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

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2017 totaled $1,993.3 million, compared to $1,916.4 million in 2016. Billed revenue (as described in footnote (1) to the key operating statistics table directly above) increased 4.4% on a per-day basis in 2017 compared to 2016, primarily reflecting a 6.5% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 2.1% decrease in tonnage per day. There was one less workday in 2017 than in 2016.

The increase in total billed revenue per hundredweight compared to 2016 was influenced by yield improvement initiatives, including general rate increases, contract renewals, and the introduction of CMC pricing; freight profile effects; and higher fuel surcharge revenues associated with increased fuel prices during 2017. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 4.9% and 5.25% effective May 22, 2017 and August 29, 2016, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased 5.1% compared to the prior year. The Asset-Based segment’s average nominal fuel surcharge rate for 2017 increased approximately 200 basis points from 2016 levels. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business had a mid-single digit percentage increase compared to 2016.

Tonnage per day decreased 2.1% for 2017 compared to 2016, reflecting declines in both LTL and volume-quoted, truckload-rated tonnage levels. Daily tonnage was relatively flat on a year-over-year basis through the first six months of 2017, with shipments per day 5.0% higher driven by growth in e-commerce-related shipments which generally have smaller average shipment sizes; and an increase in bulkier cube-dominant shipments across the supply chain. Management believes that yield management actions including the implementation of space-based pricing beginning in August 2017, as previously described, had the effect of reducing tonnage while improving the overall account base profitability. As a result of the yield actions, daily tonnage declined 3.0% in third quarter and 4.7% in fourth quarter 2017, compared to the same 2016 periods, while shipments per day declined 1.4% in third quarter and 8.1% in fourth quarter. While average weight per shipment declined 2.1% for the full year 2017 compared to 2016, fourth quarter average weight per shipment increased 3.7% versus the prior year period, reflecting effects on the overall freight profile associated with the yield actions.

Asset-Based Revenues – First Quarter to-date 2018

Asset-Based billed revenues quarter to-date through late-February 2018 increased approximately 4% above the same period of 2017 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 10%, partially offset by a decrease in average daily total tonnage of 5% to 6%. The higher revenue per hundredweight measure benefited from the yield improvement initiatives we began implementing in 2017 and from higher fuel surcharges. The decrease in tonnage levels quarter to-date through late-February 2018, compared to the same prior-year period, reflects reductions in LTL tonnage related to our ongoing yield management initiatives and changes in account mix, partially offset by year-over-year growth in our Asset-Based truckload-rated business. As a result of the Asset-Based segment handling more volume-quoted, truckload-rated shipments during January and February 2018, total weight per shipment increased approximately 5% versus the same prior-year period, while LTL weight per shipment increased 1% to 2%.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and the Asset-Based segment’s pricing approach, as previously discussed in the Pricing section of the Asset-Based Segment Overview within Results of Operations, may continue to impact tonnage levels and, as such, there can be no assurance that the Asset-Based segment will achieve improvements in its current operating results. There can also be no assurance that the current pricing trends will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Asset-Based Operating Income

The Asset-Based segment operating ratio improved by 0.8 percentage points to 97.4% in 2017 from 98.2% in 2016. Operating income increased to $51.9 million in 2017, compared to $33.6 million in 2016. The operating income increase primarily reflects yield improvement initiatives and managing operating resources through challenging changes in freight profile characteristics during 2017, including changes in shipment levels and weight per shipment. Operating results in 2017 also reflect lower restructuring charges associated with our corporate realignment, which totaled $0.3 million in 2017 versus $1.2 million in 2016. The operating income comparison reflects a $2.5 million increase in nonunion pension expense, including settlement, for 2017 compared to 2016, and $2.3 million lower gains on sale of property and equipment in 2017, primarily due to a second quarter 2016 sale of certain real estate. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 56.5% and 57.6% of Asset-Based segment revenues for 2017 and 2016, respectively. The year-over-year decrease as a percentage of revenue was influenced by the effect of higher revenues, including the influence of yield improvement initiatives and fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits costs increased $21.3 million in 2017, compared to 2016, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.5% effective July 1, 2017 and 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 2.8% and 2.0% effective primarily on August 1, 2017 and 2016, respectively, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team in order to reduce costs. Shipments per DSY hour decreased 2.0% for 2017 compared to 2016, reflecting the lower weight per shipment associated with an increase in lighter but bulkier shipments and an increase in residential delivery shipments. Lower weight per shipment during 2017 also contributed to the 3.9% decrease in pounds per DSY hour for 2017 versus 2016. The 0.6% increase in pounds per mile for 2017 reflects more efficient linehaul operations compared to the prior year.

Fuel, supplies, and expenses as a percentage of revenue increased 0.4 percentage points in 2017, compared to 2016, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 22%. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during 2017.

Asset-Based Segment Results — 2016 Compared to 2015

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2016	2015
Asset-Based Segment Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	57.6%	55.5%
Fuel, supplies, and expenses	11.3	12.8
Operating taxes and licenses	2.5	2.5
Insurance	1.5	1.5
Communications and utilities	0.8	0.7
Depreciation and amortization	4.2	3.7
Rents and purchased transportation	10.4	10.3
Shared services	9.6	9.4
Gain on sale of property and equipment	(0.2)	(0.1)
Pension settlement expense	0.1	0.1
Other	0.3	0.3
Restructuring costs	0.1	—
	98.2%	96.7%

Asset-Based Segment Operating Income	1.8%	3.3%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2016	2015	% Change
Workdays	252.5	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$29.35	$28.96	1.3%
Pounds	6,526,049,524	6,619,146,561	(1.4)%
Pounds per day	25,845,741	26,318,674	(1.8)%
Shipments per day	20,744	20,272	2.3%
Shipments per DSY(2) hour	0.449	0.451	(0.4)%
Pounds per DSY(2) hour	558.97	585.42	(4.5)%
Pounds per shipment	1,246	1,298	(4.0)%
Pounds per mile(3)	19.35	19.48	(0.7)%

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

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2016 totaled $1,916.4 million, compared to $1,916.6 million in 2015. Billed revenue (as described in footnote (1) to the key operating statistics table directly above) decreased 0.4% on a per-day basis in 2016 compared to 2015, primarily reflecting a 1.8% decrease in tonnage per day, partially offset by a 1.3% increase in total billed revenue per hundredweight, including fuel surcharges. The increase in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

Freight market conditions, which were impacted by lower industrial-related manufacturing production and higher customer inventory levels that resulted in lower demand for retail shipments, contributed to 2016 tonnage declines. Average weight per shipment declined 4.0% for 2016, compared to 2015, while daily shipment counts increased 2.3% during 2016. The lower weight per shipment in 2016 reflects a combination of factors, including: growth in residential deliveries such as e-

commerce shipments which generally have smaller average shipment sizes; excess spot truckload capacity in the market compared to 2015, which provided alternative carriers for some of our customers’ large-sized shipments; and the impact of the weak freight environment on industrial customer shipments. The lower weight per shipment resulted in lower revenue without a corresponding reduction in costs due to the labor required to handle the higher shipment levels (discussed further in the Operating Income and Operating Expenses paragraphs that follow).

The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.25% effective August 29, 2016 and 4.95% effective October 5, 2015, although the rate changes vary by lane and shipment characteristics. Softness in the market due to available truckload capacity, as previously mentioned, applied downward pressure on average price increases as customers solicited bids for contract renewals. Despite the impact of lower fuel surcharges and excess capacity, prices on accounts subject to annually negotiated contracts which were renewed during 2016 increased 3.2% compared to 2015.

The increase in total billed revenue per hundredweight for 2016, compared to 2015, reflected general rate increases, contract renewals, and profile changes which increased the revenue per hundredweight measure, offset by lower fuel surcharge revenue. The Asset-Based segment’s average nominal fuel surcharge rate for 2016 dropped approximately 200 basis points from 2015 levels. Excluding changes in fuel surcharges, the percentage increase on traditional LTL-rated business in 2016 was in the low-single digits compared to 2015. Changes in account mix along with freight profile changes, including the lower weight per shipment previously mentioned, increased length of haul, and higher freight classification all contributed to an increase in the revenue per hundredweight measure.

Asset-Based Operating Income

The Asset-Based segment 2016 operating ratio increased by 1.5 percentage points to 98.2% from 96.7% in 2015. The operating ratio increase was impacted by pressure from lower weight and revenue per shipment on higher shipments levels as well as increases in nonunion healthcare costs and third-party casualty and workers’ compensation claims costs. Tonnage per day increased a modest 0.9% in the fourth quarter of 2016, but that increase was preceded by five consecutive quarters of year-over-year tonnage declines while the number of shipments increased. This trend of lower weight per shipment, which is more fully described in the preceding paragraphs, was comparable to the reported experience of many LTL carriers during 2016. Since revenue for each shipment is typically determined by applying a price, which considers profile characteristics of the shipment, to the weight of the shipment, this trend has had a negative impact on revenue per shipment while still requiring operating resources (including labor and, in certain markets, local purchased transportation agents) to handle higher numbers of shipments. For the full year of 2016, shipments increased 2.3% per day while daily tonnage declined 1.8%, leading to lower weight per shipment and consequently lower revenue per shipment.

Operating income decreased to $33.6 million in 2016 compared to $62.4 million in 2015. The operating income comparison was impacted by the freight profile shift previously discussed, market factors, including the weak freight tonnage environment and related competitive pricing, and higher claims for nonunion healthcare and increased third-party casualty and workers’ compensation claims costs. Nonunion healthcare costs increased $5.6 million in 2016 compared to 2015. Third-party casualty claims costs and workers’ compensation costs, while in-line with the segment’s ten-year historical average as a percentage of revenue, increased a combined $5.4 million, and 0.3% as a percentage of revenue in 2016 compared to 2015. The segment’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 57.6% and 55.5% of Asset-Based segment revenues for 2016 and 2015, respectively. The increase as a percentage of revenue was influenced by the effect on revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 2.0% effective primarily on August 1, 2016, which includes the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview section of Results of Operations. The increase in labor costs also reflected increases in nonunion healthcare and workers’ compensation costs. Furthermore, productivity challenges negatively impacted labor costs, as increases in shipments combined with decreases in tonnage levels and lower revenue per shipment resulted in DSY labor costs disproportionate to revenue in the 2016 periods, compared to the same 2015 periods.

Shipments per DSY hour decreased 0.4% for 2016, compared to 2015, reflecting reduced efficiency in street operations as the segment’s focus remained on improving customer service. Lower weight per shipment for 2016 also contributed to lower pounds per DSY hour and a decrease in pounds per mile compared to the prior year. The lower weight per shipment in 2016 reflects a combination of factors, including: growth in residential deliveries such as e-commerce shipments which generally have smaller average shipment sizes, excess spot truckload capacity in the market compared to 2015 which provided alternative carriers for some of our customers’ large-sized shipments, and the impact of the weak freight environment on industrial customer shipments.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.5 percentage points in 2016, compared to 2015, primarily due to a decrease in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 18%. The decrease in fuel, supplies, and expenses was also impacted by fewer road miles driven during 2016, improved fuel efficiency, and lower maintenance costs reflecting tractor replacement during recent periods.

Depreciation and amortization as a percentage of revenue increased by 0.5 percentage points in 2016, compared to 2015, due primarily to the timing of replacing road tractors and higher per unit costs.

Restructuring costs of $1.2 million, or 0.1% of 2016 revenue, were recognized related to the realignment of our corporate structure. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of restructuring activities.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. For the year ended December 31, 2017, 2016, and 2015, the combined revenues of our Asset-Light operations totaled $863.0 million, $803.4 million, and $765.4 million, respectively, accounting for approximately 30%, 30%, and 29% of 2017, 2016, and 2015 total revenues before other revenues and intercompany eliminations.

We continue to focus on strategic investments in the development of our Asset-Light operations. The ArcBest segment acquired LDS in September 2016, Bear in December 2015, and Smart Lines in January 2015. Our Asset-Light operations are a key component of our strategy to offer customers a single source of end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. We have unified our sales, pricing, customer service, marketing, and capacity sourcing functions to better serve our customers through delivery of integrated logistics solutions.

As previously disclosed within the introduction to MD&A, we have reclassed certain prior period segment operating expenses in this Annual Report on Form 10-K to conform to the current year presentation of segment expenses allocated from shared services. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues and operating income for the years ended December 31, 2017, 2016, and 2015, as well as explanation of the expense category reclassifications for shared services.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10‑K.

The key indicators necessary to understand the operating results of our Asset-Light segment include:

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

ArcBest Segment

ArcBest segment revenues totaled $706.7 million, $640.7 million, and $590.4 million in 2017, 2016, and 2015, respectively. Operating income for the segment totaled $18.8 million, $6.9 million, and $20.8 million in 2017, 2016, and 2015, respectively. Third-party capacity, particularly for truckload services, has been relatively volatile in recent years. With the softer economic environment in 2016, excess truckload capacity was available in the market which negatively impacted revenue per shipment as noted in the table below. However, truckload capacity began to tighten in late 2016. Truckload capacity continued to tighten in 2017, driven by an improved economy, impact of hurricanes along the U.S. coast, and the electronic logging device mandate. Significant changes in market capacity impact the cost of sourcing that capacity and, depending on timing of revisions to customer pricing, also the revenue and net revenue margin per shipment.

The following table provides a comparison of key operating statistics for the ArcBest segment:

	Year Over Year % Change
	2017	2016	2015

Expedite
Revenue / Shipment	13.9%	(5.6%)	(13.7%)

Shipments / Day	(0.4%)	4.0%	10.8%

Truckload and Truckload - Dedicated(1)
Revenue / Shipment	10.3%	(18.9%)	(15.6%)

Shipments / Day	7.4%	97.2%	69.2%

(1)

Truckload represents the brokerage operations and Truckload – Dedicated represents the acquired operations of LDS. Comparisons are impacted by the September 2016 acquisition of LDS and the December 2015 acquisition of Bear.

2017 Compared to 2016

ArcBest segment revenues increased 10.3% in 2017 compared to 2016, primarily due to incremental revenues from Truckload-Dedicated, which benefited from a full year of revenues from the September 2016 LDS acquisition, and an increase in Expedite revenues driven by increased revenue per shipment. The increase in ArcBest segment revenues for 2017 was partially offset by lower Moving revenues due to a decrease in military shipment levels, reflecting lower demand for our household goods moving services. The decrease in Moving revenues was also impacted by the divesture of certain subsidiaries in December 2016, which resulted in our exit from a portion of our household goods moving business. In December 2017, we also divested from our military moving business. The revenue and net revenue recognized in 2017 related to the divested business that will not continue is $28.0 million and $5.0 million, respectively.

ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased 3.3% in 2017 compared to 2016, due to the full year of the September 2016 LDS acquisition and Expedite net revenue growth on slightly lower shipment levels. ArcBest’s net revenue margin was 20.3% in 2017, compared to 21.7% in 2016. The year-over-year net revenue margin decline for 2017 reflects the increased cost of purchased transportation outpacing improvements in customer rates, as capacity in the spot market tightened versus the prior year. Securing increases in rates charged to customers can lag the cost increases and result in reduced net revenue margins.

Operating income increased $11.9 million for 2017, compared to 2016, primarily due to net revenue improvement and lower corporate restructuring costs, which totaled $0.9 million in 2017 versus $8.0 million in 2016. (See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of our corporate restructuring.) The segment’s operating income improvement in 2017 also benefited from lower shared service costs and lower depreciation and amortization expenses due, in part, to alignment of the segment’s costs within the new structure under our enhanced marketing approach.

2016 Compared to 2015

ArcBest segment revenues increased 8.5% in 2016, compared to 2015, primarily reflecting incremental revenues from the acquisitions of LDS in September 2016 and Bear in December 2015, partially offset by lower Moving revenues due to a decline in government shipment levels of the segment’s household goods moving services. The 2016 revenue growth comparison to 2015 was partially offset by market factors including lower fuel prices and the related impact on revenue per shipment and the macroenvironment impact from excess capacity in the spot market during most of 2016.

ArcBest segment net revenue increased 6.7% in 2016 compared to 2015, primarily due to higher incremental revenues from the 2016 and 2015 acquisitions. ArcBest’s net revenue margin was 21.6% in 2016, compared to 22.1% in 2015. The net revenue margin decline for 2016, compared to 2015, reflected the negative impact of excess capacity in the market on revenue per shipment.

Operating income declined $13.9 million for 2016, compared to 2015, primarily due to restructuring charges of $8.0 million in 2016. The year-over-year operating income comparison was impacted by lower margins on ocean shipments due to market disruption related to the bankruptcy of an ocean carrier in 2016. In addition, higher operating costs related to resources being utilized to manage the acquired operations of Bear, including systems integration, training, and alignment of positions, negatively impacted productivity in 2016.

FleetNet Segment

FleetNet revenues, which totaled $156.3 million, $162.6 million, and $175.0 million in 2017, 2016, and 2015, respectively decreased 3.9% in 2017 compared to 2016 and decreased 7.0% in 2016 compared to 2015. The decrease in revenues in 2017 compared to 2016 reflects lower roadside service event activity, partially offset by an increase in preventative maintenance service events and improved roadside event pricing. The decrease in revenues in 2016 compared to 2015 was due to lower event activity in both roadside and preventative maintenance services.

FleetNet’s operating income was $3.3 million, $2.4 million, and $3.0 million in 2017, 2016, and 2015, respectively. The year-over-year operating income improvement in 2017 reflects labor efficiencies and alignment of the segment’s cost structure to business levels. FleetNet’s 2016 operating income, compared to 2015, was impacted by labor inefficiencies resulting from the effects of reduced events and certain adjustments to improve customer service levels.

Asset-Light Revenues – First Quarter to-date 2018

Quarter to-date 2018 revenues of our Asset-Light operations, on a combined basis (ArcBest Asset-Light and FleetNet combined), are expected to increase 14% to 15% above the same prior-year period on a per-day basis, primarily due to increases in revenue per shipment of the ArcBest segment’s Expedite and Truckload businesses. However, we continue to experience increased compression on net revenue in our ArcBest segment associated with rising purchased transportation costs and the challenges of adequately passing these costs on to our customers.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our Asset-Light businesses, because it excludes amortization of acquired intangibles and software, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of Asset-Light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2017
	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)	Amortization(2)	Charges(3)	EBITDA
	(in thousands)
ArcBest	$18,801	$13,090	$875	$32,766
FleetNet	3,324	1,089	—	4,413
Asset-Light Adjusted EBITDA	$22,125	$14,179	$875	$37,179

	Year Ended December 31
	2016(4)
	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)	Amortization(2)	Charges(3)	EBITDA
	(in thousands)
ArcBest	$6,864	$13,612	$8,038	$28,514
FleetNet	2,425	1,210	245	3,880
Asset-Light Adjusted EBITDA	$9,289	$14,822	$8,283	$32,394

	Year Ended December 31
	2015(4)
	Operating	Depreciation and	Adjusted
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
ArcBest	$20,792	$12,886	$33,678
FleetNet	2,954	1,119	4,073
Asset-Light Adjusted EBITDA	$23,746	$14,005	$37,751

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

(2)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $4.3 million, $4.0 million, and $3.7 million in 2017, 2016, and 2015, respectively, and amortization of acquired software of $2.7 million, $4.3 million, $4.5 million in 2017, 2016, and 2015, respectively.

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

Expedite shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedited services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for household goods moving services is typically stronger in the summer months. Shipment volumes of the ArcBest segment’s Truckload-Dedicated service offering, which was acquired in September 2016, are typically highest in the third and fourth calendar quarters of each year. Seasonal fluctuations are less apparent in the operating results of the Truckload and Truckload-Dedicated services of the ArcBest segment than in the industry as a whole because of business growth, including acquisitions, in this service offering of the segment.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

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

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications, data processing, financial, and operating systems and proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by these third parties, including cyber attacks and security breaches at a vendor, could adversely affect our ability to provide service to our customers and otherwise conduct our business. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	Year Ended December 31
	2017	2016	2015
	(in thousands)
Cash and cash equivalents(1)	$120,772	$114,280	$164,973
Short-term investments, primarily FDIC-insured certificates of deposit	56,401	56,838	61,597
Total unrestricted	177,173	171,118	226,570
Restricted cash(2)	—	962	1,384
Total(3)	$177,173	$172,080	$227,954

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2017, 2016, and 2015, cash and cash equivalents of $61.1 million, $39.9 million, and $69.9 million, respectively, were not FDIC insured.

2017 Compared to 2016

Cash, cash equivalents, and short-term investments increased $5.1 million from December 31, 2016 to December 31, 2017. During 2017, cash provided by operations of $151.9 million and $10.0 million of borrowings under the accounts receivable securitization program was used to repay $68.9 million of notes payable and capital leases; fund $61.5 million of capital expenditures, net of proceeds from asset sales (and an additional $84.2 million of revenue equipment purchases were financed with notes payable); fund $9.8 million of internally developed software; pay dividends of $8.3 million on common stock; and purchase $6.0 million of treasury stock.

Cash provided by operating activities during 2017 was $40.0 million above 2016 primarily due to improved operating results. The comparison was also impacted by a $3.3 million gain on the sale of real estate during 2016. A contribution of $13.4 million was made to the nonunion defined benefit pension plan during 2016. Cash provided by operating activities for the year ended December 31, 2017 included state and foreign income tax payments, net of refunds of federal and state income taxes, of $4.2 million, compared to refunds of federal and state income taxes, net of state and foreign income tax payments, of $8.2 million for the year ended December 31, 2016.

2016 Compared to 2015

Our unrestricted cash, cash equivalents, and short-term investments decreased $55.5 million from December 31, 2015 to December 31, 2016. During 2016, cash provided by operations of $111.9 million and cash on hand was used to fund $59.5 million of capital expenditures, net of proceeds from asset sales (and an additional $83.4 million of revenue equipment purchases were financed with notes payable); repay $52.2 million of notes payable and capital leases; fund the acquisition of a privately-owned business for net cash consideration of $24.8 million, of which $8.0 million was held in escrow relating to the contingent consideration to be paid over two years upon the achievement of certain financial targets; fund $10.5 million of internally developed software; purchase $9.5 million of treasury stock; and pay dividends of $8.3 million on common stock.

Our cash provided by operating activities during 2016 was $37.2 million below 2015 primarily due to our operating performance. We made a contribution to our nonunion defined benefit pension plan of $13.4 million during 2016, compared to $0.1 million in 2015.

Financing Arrangements

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) under our second amended and restated credit agreement which was amended and extended in July 2017 (the “Credit Agreement”) to increase the initial maximum credit amount of our Credit Facility, increase the additional revolving commitments or incremental term loans we may request, and extend the maturity date of the facility. Our Credit Facility has an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement includes certain conditions, including limitations on incurrence of debt. As of December 31, 2017, we had available borrowing capacity of $130.0 million under our Credit Facility.

Interest Rate Swap

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2017. The fair value of the interest rate swap asset of $0.1 million and liability of $0.5 million was recorded in other long-term assets and other long-term liabilities in the consolidated balance sheet at December 31, 2017 and 2016, respectively.

In June 2017, we entered into a second forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of December 31, 2017. The fair value of the interest rate swap asset of $0.4 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2017.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on April 1, 2020, provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million and in April 2017 we borrowed an additional $10.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives. It is possible that a financial ratio calculated under our accounts receivable securitization program could trigger an amortization event in the near term; however, we have the ability to amend the triggering events to avoid a breach of the financial covenant.

The accounts receivable securitization program includes a provision under which we may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2017, we had available borrowing capacity of $62.3 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2017, we had letters of credit outstanding of $18.3 million (including $17.7 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of December 31, 2017, surety bonds outstanding related to our self-insurance program totaled $60.4 million.

Notes Payable and Capital Leases

We financed the purchase of certain revenue equipment related to our Asset-Based operations through promissory note arrangements, including $84.2 million during 2017. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2017:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$81,694	$2,329	$5,277	$74,088	$—
Interest rate swap(1)(3)	(516)	35	(302)	(249)	—
Accounts receivable securitization borrowings, including interest(1)(4)	47,977	1,223	46,754	—	—
Notes payable, including fixed-rate interest(1)(5)	161,213	65,036	61,251	34,522	404
Capital lease obligations, including fixed-rate interest(6)	509	234	267	8	—
Postretirement health expenditures(7)	10,373	753	1,706	1,965	5,949
Deferred salary distributions(8)	4,139	617	1,059	626	1,837
Supplemental benefit plan distributions(9)	4,249	—	3,107	—	1,142
Voluntary savings plan distributions(10)	2,355	1,467	272	480	136
Off-balance sheet obligations:
Operating lease obligations, including interest(11)	60,540	17,734	25,257	12,318	5,231
Purchase obligations(12)	26,566	22,983	3,543	40	—
Total	$399,099	$112,411	$148,191	$123,798	$14,699

(1)	See the Financing Arrangements section of Liquidity and Capital Resources for further description of this obligation.

(2)

The Credit Facility matures on July 7, 2022 with interest payments paid monthly and principal due at maturity. Future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(3)	Amounts represent fixed interest payments net of estimated income from the interest rate swap based on the LIBOR swap curve.

(4)

Amounts represent estimated payments due for the $45.0 million borrowed under the accounts receivable securitization program. Future payments due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(5)	Amounts represent future payments due under notes payable obligations, which relate primarily to revenue equipment.

(6)

Capital lease obligations relate primarily to service center facilities in our Asset-Based segment. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(7)

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $24.1 million as of December 31, 2017.

(8)

We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $2.9 million as of December 31, 2017.

(9)

We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The accumulated benefit obligation of the SBP accrued in the consolidated balance sheet totaled $3.9 million as of December 31, 2017.

(10)

We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2017, VSP related assets totaling $2.4 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(11)

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2017, we had future minimum rental commitments, net of noncancelable subleases, totaling $56.6 million for facilities and $4.0 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(12)

Purchase obligations include authorizations to purchase and binding agreements with vendors relating to software, certain service contracts, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2017.

Based upon currently available actuarial information, which is subject to change upon completion of the 2018 actuarial valuation of the plan, and excluding the impact of funding for plan termination, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2018. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 107.8% as of the January 1, 2017 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code (the “IRC”), which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2017, the nonunion defined benefit pension plan was 90.8% funded on a projected benefit obligation basis (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

As previously disclosed within the Consolidated Results of the Results of Operations section of MD&A, an amendment was executed in November 2017 to terminate the nonunion defined benefit pension plan with an effective date of December 31, 2017. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Although the timing is not certain, we will likely make the cash contributions required to fund the plan upon termination in the second half of 2018.

ABF Freight System, Inc. and certain other subsidiaries reported in our Asset-Based operating segment contribute to multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

As of December 31, 2017, $7.0 million estimated fair value of outstanding contingent consideration related to the September 2016 acquisition of LDS was recorded in accrued expenses. We had $8.0 million held in escrow for the contingent consideration that was recorded in other current assets as of December 31, 2017, of which $3.5 million was paid in January 2018. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income. (See Note A and Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2017	2016	2015
	(in thousands)
Capital expenditures, gross including notes payable and capital leases	$149,951	$151,637	$159,017
Less financing from notes payable and capital lease obligations	84,170	83,366	80,592
Capital expenditures, net of notes payable and capital leases	65,781	68,271	78,425
Less proceeds from asset sales	4,279	8,804	6,639
Total capital expenditures, net	$61,502	$59,467	$71,786

For 2018, our total capital expenditures, including amounts financed, are estimated to range from $155.0 million to $165.0 million, net of asset sales. These 2018 estimated capital expenditures include revenue equipment purchases of $100.0 million primarily for our Asset-Based operations. The remainder of 2018 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based operations and technology investments across the enterprise. The timing and actual amount of our capital investments are highly dependent on the outcome of ABF Freight, Inc.’s collective bargaining agreement with the IBT, the terms of which are currently being negotiated for the period subsequent to March 31, 2018. We have the flexibility to adjust planned 2018 capital expenditures as business levels and results of union labor negotiations dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $105.0 million in 2018.

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $177.2 million at December 31, 2017. We generated $151.9 million, $111.9 million, and $149.1 million of operating cash flow during 2017, 2016, and 2015, respectively. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements as disclosed in the Contractual Obligations table of Liquidity and Capital Resources, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2017, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On January 26, 2018, our Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 9, 2018. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under our Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K), and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2017, we purchased 286,179 shares of our common stock for an aggregate cost of $6.0 million, leaving $31.7 million available for repurchase under the current buyback program.

As of December 2017, approximately 83% of Asset-Based employees were covered under a collective bargaining agreement with the IBT, which extends through March 31, 2018. Contract negotiations for the period subsequent to March 31, 2018 began in January 2018 and are in progress. The negotiation of terms of the collective bargaining agreement is a very complex process. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period prior to the expiration of ABF Freight’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2018 and subsequent years. In the event of a work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its Asset-Light operations, available net working capital, amounts available under our Credit Agreement or accounts receivable securitization program, and reduction of spending levels.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2017 or 2016. We have  interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $18.4 million from December 31, 2016 to December 31, 2017, primarily reflecting slower collections on outstanding receivables and ArcBest Asset-Light higher business levels in December 2017 versus December 2016.

Accrued Expenses

Accrued expenses increased $12.5 million from December 31, 2016 to December 31, 2017, primarily due to differences in the timing of payroll disbursements at each year end, an increase in third-party casualty claims liabilities, higher accruals related to contributions to the defined contribution plan and certain incentive accruals related to our improved operating performance.

Off-Balance Sheet Arrangements

At December 31, 2017, our off-balance sheet arrangements of $87.1 million included purchase obligations and future minimum rental commitments under operating lease agreements, primarily for service center facilities, net of noncancelable subleases, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax benefit rate was 15.8% of pre-tax income for 2017, and our effective tax rate was 34.1% and 38.3% of pre-tax income for 2016 and 2015, respectively. The difference between our effective tax benefit rate and the federal statutory rate for 2017 primarily results from the impact of the Tax Cuts and Jobs Act, as discussed below. Additionally, a portion of the difference results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, non-deductible expenses, and the adoption of ASC Topic 718, Compensation – Stock Compensation, in first quarter 2017, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. The difference between our effective tax rate and the federal statutory rate for 2016 primarily results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, the alternative fuel tax credit, and non-deductible expenses. The difference between our effective tax rate and the federal statutory rate for 2015 primarily results from state income taxes, non-deductible expenses, and the alternative fuel tax credit, as there was little or no impact from changes in the cash surrender value of life insurance and life insurance proceeds in 2015.

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred, subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income, and establishes a tax on base erosion payments. At December 31, 2017, we have not fully completed our accounting for the tax effect of the enactment of the Tax Reform Act. However, as discussed below, we have made a reasonable estimate of its effects on our existing current and deferred tax balances. Additionally, at December 31, 2017, we have provisionally determined, based on the limited guidance available at this time, that we will not be impacted by the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, or the tax on base erosion payments. In all cases, we will continue to make and refine our calculations as additional analysis is completed and as additional guidance is provided regarding the Tax Reform Act.

Due to the fact that our current fiscal tax year which ends February 28, 2018 includes the effective date of the rate change, we are required to calculate taxes by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for 2017, we applied a 35% federal statutory rate to the two months ended February 28, 2017, and applied the blended rate of 32.74% to the ten months ended December 31, 2017. In doing so, we realized a provisional current tax benefit of $1.3 million at December 31, 2017, as a result of the Tax Reform Act.

At December 31, 2017, we remeasured deferred tax assets and liabilities based on the rate in which they are expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. As a result, we recognized a provisional deferred tax benefit in continuing operations of $24.5 million at December 31, 2017.

For 2018, the effective tax rate will depend largely on pre-tax income levels, additional effects of tax reform, as well as benefits or deficiencies recognized in the income statement upon settlement of stock-based payment awards. Additionally, the effective tax rate will be impacted by the alternative fuel tax credit which was retroactively extended to December 31, 2017 by H.R. 1892, the “Bipartisan Budget Act of 2018,” which was signed into law on February 9, 2018. Our U.S. statutory tax rate is 32.74% for the two months ended February 28, 2018, and 21.0% for the ten months ended December 31, 2018. The average state tax rate, net of the associated federal deduction, is approximately 4%. However, various factors, including the amount of pre-tax income, may cause the full year 2018 tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

At December 31, 2017, we had net deferred tax liabilities after valuation allowances of $43.2 million. After excluding $8.3 million of deferred tax liabilities, which were related to indefinite-lived intangible assets, resulting from business acquisitions and for which the underlying tax and book basis are not expected to change in the foreseeable future, remaining net deferred tax liabilities were $34.9 million.

Valuation allowances for deferred tax assets totaled $0.8 million at December 31, 2017 and $0.3 million at December 31, 2016 and 2015. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2017, 2016 and 2015, financial reporting income exceeded taxable income.

We made $22.7 million of federal, state, and foreign tax payments during the year ended December 31, 2017 and received refunds of $18.5 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2018 due primarily to the effect of 100% expensing of qualified depreciable assets in 2018. As a result of provisions in the Tax Reform Act allowing 100% expensing of qualified depreciable assets for 2018 through 2022, and the lower corporate tax rate of 21% for 2018 and subsequent years, lower amounts of cash outlays for U.S. income taxes for profitable operations would have a favorable impact on liquidity and financial conditions if we continue to be profitable. However, in the event we become unprofitable, provisions of the Tax Reform Act eliminating net operating loss carrybacks for 2018 and subsequent years would have an adverse impact on liquidity and financial condition.

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

Revenue Recognition

Asset-Based segment revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred through a bill-by-bill analysis used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. For the periods presented in this Annual Report on Form 10-K, ArcBest segment revenues are generally recognized based on the delivery of the shipment. (See the Recent Accounting Pronouncements section of MD&A for a discussion of changes in revenue recognition that are effective for us on January 1, 2018.) Service fee revenue for the FleetNet segment is recognized upon response to the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remain the primary obligor and assume collection and credit risks.

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments (collectively our receivable allowance). A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2017 operating income by $0.8 million on a pre-tax basis.

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our Truckload-Dedicated operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

During 2016, as part of our corporate restructuring (as discussed further in Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), we identified capitalized software applications with no future use due to the combination of certain operations within the organization and recorded a non-cash impairment charge of $6.2 million related to acquired software and other applications for the year ended December 31, 2016. The impairment charge included the write-down of $5.5 million of acquired software in the ArcBest segment to its fair value, reflecting estimated reproduction costs less an obsolescence allowance.

Income Tax Provision and Valuation Allowances on Deferred Tax Assets

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years in jurisdictions where carrybacks are available, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are further complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Goodwill and Intangible Assets

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. As of December 31, 2017, goodwill totaled $108.3 million, of which $107.7 million is related to acquisitions in the ArcBest segment. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances were performed as of October 1, 2017, and it was determined that the estimated fair value of each of the reporting units exceeded the recorded balances by an amount greater than 25% of the carrying value.

Our measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the result of this comparison indicates that the fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill (referred to as Step 2 of the goodwill impairment test) and, consequently, the amount of any goodwill impairment. (See the Recent Accounting Pronouncements section of MD&A for a discussion of changes in the goodwill impairment test that are effective for us on January 1, 2018.)

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

In evaluating goodwill for impairment, the aggregate carrying amount of the reporting unit is compared to its fair value, which is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly-traded companies which have similar operations. For the 2017 annual impairment tests of goodwill, market data suggests comparable companies are valued in the 0.40 to 0.90 times revenue range, and the EBITDA multiples for our reporting units were in the 6.2 to 8.8 times range. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2017, indefinite-lived intangible assets totaled $32.3 million related to the Panther trade name. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2017, and it was determined that the fair value of the Panther trade name was greater than 10% over the recorded balance.

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

Our finite-lived intangible assets consist primarily of customer relationship intangible assets, which totaled $41.2 million net of accumulated amortization as of December 31, 2017, and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value will be recognized in operating income. Management determined that finite-lived intangible assets were not impaired as of December 31, 2017.

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to increase from the prior year assessment date. The increase in our market capitalization as of October 1, 2017 was believed to be attributable to improved operating results, general market conditions and the general state of the economy. We believe that there is no basis for adjustment of asset values at this time.

Nonunion Defined Benefit Pension Expense

In June 2013, we amended our nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze, as of July 1, 2013, the participants’ final average compensation and years of credited service upon which the benefits are generally based. In the fourth quarter of 2017, an amendment was executed to terminate our nonunion defined benefit pension plan as of December 31, 2017, as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The plan has filed for a determination letter from the IRS regarding the qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Until a favorable determination letter is received and the benefit election forms are distributed to participants, the methodologies for establishing plan assumptions will continue to be consistent with those used prior to the amendment to terminate the plan.

We record quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Pension settlement expense (pre-tax) for the nonunion defined benefit pension plan totaled $4.2 million, $3.0 million, and $3.2 million in 2017, 2016, and 2015, respectively. We will continue to incur quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan, the amount of which will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

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

The following table provides the key assumptions used for 2017 compared to those we anticipate using for the 2018 nonunion pension net periodic benefit cost calculation:

	Year Ended December 31
	2018(1)(2)	2017(3)
Discount rate	3.1%	3.4%
Expected return on plan assets	1.4%	6.5%

(1)

The discount rate presented for 2018 was determined at December 31, 2017 and will be used to calculate the first quarter 2018 nonunion pension expense. The discount rate used to calculate the pension expense for each subsequent quarter in 2018 will be determined at the previous quarter-end remeasurement upon each quarterly pension settlement.

(2)	In 2018, plan related expenses will be paid from plan assets held in trust and, accordingly, the expected return on plan assets for 2018 is stated net of these estimated expenses.
(3)

The discount rate presented for 2017 was determined at December 31, 2016 and used to calculate first quarter 2017 nonunion pension credit. The discount rate determined upon each quarterly settlement in 2017 at a rate of 3.4%, 3.2%, and 3.1% was used to calculate the expense/credit for the second, third, and fourth quarter of 2017, respectively. The expected return on plan assets presented was used to determine the pension credit for the first half of 2017, and a 2.5% expected return on plan assets was used to determine pension expense for the second half of 2017.

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

We establish the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. A more conservative approach has been taken to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments during the second half of 2017. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017. In consideration of the plan’s current investment allocation and the expected termination of the plan in the near-term, the Company’s long term expected rate of return utilized in determining its 2018 nonunion defined benefit pension plan expense is 1.4%, net of estimated expenses expected to be paid from plan assets in 2018. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual nonunion pension expense, before pension settlement expense, by approximately $0.3 million on a pre-tax basis.

At December 31, 2017, the nonunion defined benefit pension plan had $22.6 million in unamortized actuarial losses, for which the amortization period is approximately eight years. Excluding the effect of pension settlements and the related quarterly remeasurements, our 2018 nonunion pension expense is estimated to include amortization of actuarial losses of approximately $3.0 million. The comparable amortization amounts for 2017 and 2016 were $3.1 million and $4.1 million, respectively. Our 2018 estimated nonunion pension expense, which is determined upon completion of our January 1 actuarial valuation and will be available before our first quarter 2018 Form 10-Q filing, is expected to be $5.3 million (before settlement expense) based on currently available actuarial information, compared to pension expense of $1.9 million (before settlement expense) recognized in 2017.

Our nonunion defined benefit pension plan assets include mutual fund investments in cash equivalents and income securities totaling $43.1 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $81.7 million are debt instruments, primarily corporate debt, asset-backed, and mortgage-backed instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). We reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2017 and 2016, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our subsidiaries have lower deductibles on their insurance for workers’ compensation and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $94.3 million and $94.7 million at December 31, 2017 and 2016, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2017 expense for workers’ compensation and third-party casualty claims by approximately $4.3 million. The actual claims payments are charged against our accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

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

The Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for us on January 1, 2018. We will adopt the standard on the modified retrospective basis, which requires the effects of adoption to be reflected in beginning retained earnings, and we do not expect a significant impact on our consolidated financial statements; however, additional disclosures regarding disaggregated revenue, contract assets and liabilities, and performance obligations are expected, and judgement will be used in applying the disclosure requirements. Revenue recognition for the Asset-Based and FleetNet segments will not change upon adoption of the standard. However, revenues for the ArcBest segment will be recognized on a relative-transit-time basis instead of the previous recognition method at final delivery. Due to relatively short transit times of the ArcBest segment, the financial impact at any period-end is not expected to be significant. We expect to record an adjustment of less than $0.5 million to increase beginning retained earnings in our first quarter 2018 financial statements as a result of adopting the guidance.

An amendment to ASC Topic 715, Compensation – Retirement Benefits, requires the service cost component of net periodic pension cost related to pension and other postretirement benefits accounted for under ASC Topic 715 to be included in the same line item or items as other compensation costs arising from services rendered by the related employees, and requires the other components of net periodic pension cost, including pension settlement expense, to be presented separately from the service cost component and outside of the subtotal of income from operations. These provisions of the amendment are required to be applied retrospectively and are effective for us beginning January 1, 2018. Other than the reclassifications described, we do not anticipate the amendment to have an impact on our consolidated financial statements.

Effective January 1, 2018, we will early adopt an amendment to ASC Topic 350, Intangibles - Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, we will be required to record an impairment charge, if any, by the amount our reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the new standard is not expected to have an impact on our consolidated financial statements.

In February 2018, the FASB issued an amendment to ASC Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act. Under this amendment, the tax effects of items within accumulated other comprehensive income will be adjusted to reflect the appropriate tax rate under the Tax Reform Act. We are evaluating the impact the amendment will have on our consolidated financial statements.

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance will require operating leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets, and we expect the new standard to have a material impact on our consolidated balance sheet. The standard is required to be adopted on the modified retrospective basis, which will require leases existing at or entered into after the beginning of the earliest comparative period to be valued and recorded as right-to-use liabilities and assets. We are currently evaluating the impact the new standard will have on our consolidated statements of operations, consolidated statements of cash flow, and associated notes to consolidated financial statements.

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

Interest Rate Risk

At December 31, 2017 and 2016, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $177.2 million and $172.1 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 1.0% in 2017 and 0.8% in 2016. Interest income was $1.3 million, $1.5 million, and $1.3 million in 2017, 2016, and 2015, respectively.

Under our second amended and restated credit agreement (the “Credit Agreement”), as further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K, we have a revolving credit facility (the “Credit Facility”) which had an initial maximum credit amount of $200.0 million, including a swing line facility in the aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Credit Agreement).

We have an interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020 and an additional interest rate swap agreement with a $50.0 million notional amount beginning on January 2, 2020 and maturing on June 30, 2022. The interest rate swap agreements require us to pay interest of 1.85% through January 2, 2020 and 1.99%, from January 2, 2020 through June 30, 2022 to the counterparty in exchange for receipts of one-month LIBOR interest payments and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.35% through January 2, 2020 and 3.49% from January 2, 2020 through June 30, 2022 assuming the margin currently in effect on the Credit Facility as of December 31, 2017. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

Our accounts receivable securitization program, which extends until April 1, 2020, provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. We borrowed $10.0 million under the accounts receivable securitization program in 2017. As of December 31, 2017, $45.0 million was borrowed under the program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing in April 2020. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

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

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2017 and 2016. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2017 and 2016. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility and accounts receivable securitization program borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2017		2016
								Fair		Fair
	2018	2019	2020	2021	2022	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$61,719	$35,772	$21,951	$20,902	$12,694	$403	$153,441	$152,131	$138,032	$137,503
Weighted-average interest rate	2.67%	2.86%	2.99%	3.03%	3.16%	3.55%
Variable-rate debt:
Credit Facility	$—	$—	$—	$—	$70,000	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	3.33%	3.71%	3.83%	3.85%	3.88%	—%
Accounts receivable securitization program	$—	$—	$45,000	$—	$—	$—	$45,000	$45,000	$35,000	$35,000
Projected interest rate	2.72%	3.10%	3.19%	—%	—%	—%
Interest rate swap(1)
Fixed interest payments	$938	$938	$1,042	$1,042	$517	$—	$—	$—	$—	$—
Fixed interest rate	1.85%	1.85%	1.99%	1.99%	1.99%	—%
Variable interest receipts	$908	$1,096	$1,185	$1,204	$605	$—	$—	$—	$—	$—
Projected interest rate	1.79%	2.16%	2.40%	2.44%	2.45%	—%

(1)

Our interest rate swaps are recorded at fair value in other long-term liabilities and other long-term assets in the consolidated balance sheet. The fair value of the interest rate swaps was an asset of $0.5 million and a liability of $0.5 million at December 31, 2017 and 2016, respectively.

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

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2017 and 2016, we had cash, cash equivalents, and certificates of deposit totaling $61.1 million and $39.9 million, respectively, which were not FDIC insured.

Fixed income assets held in the qualified nonunion defined benefit pension plan trust are subject to market risk. The Plan assets include investments in cash equivalents and income securities totaling $43.1 million at December 31, 2017, which are reported at fair value based on quoted market prices. The remaining plan assets at December 31, 2017 are debt instruments of $81.7 million, consisting primarily of corporate debt instruments, asset-backed instruments, and mortgage-backed instruments for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. The Plan assets included investments in cash equivalents, equity mutual funds, and equity and income securities totaling $108.6 million at December 31, 2016, which were reported at fair value based on quoted market prices. The remaining plan assets at December 31, 2016 were debt instruments of $36.2 million consisting primarily of corporate debt instruments, mortgage-backed instruments, and treasury instruments for which fair value was determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets would increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $21.6 million and $20.1 million at December 31, 2017 and 2016, respectively. A 10% change in market value of these investments would have a $2.2 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2017 and 2016.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 3% and 4% of total consolidated revenues for 2017 and 2016, respectively. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Tulsa, Oklahoma
February 28, 2018

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,772	$114,280
Short-term investments	56,401	56,838
Restricted cash	—	962
Accounts receivable, less allowances (2017 – $7,657; 2016 – $5,437)	279,074	260,643
Other accounts receivable, less allowances (2017 – $921; 2016 – $849)	19,491	22,041
Prepaid expenses	22,183	22,124
Prepaid and refundable income taxes	12,296	9,909
Other	12,132	4,300
TOTAL CURRENT ASSETS	522,349	491,097
PROPERTY, PLANT AND EQUIPMENT
Land and structures	344,224	324,086
Revenue equipment	793,523	743,860
Service, office, and other equipment	179,950	154,119
Software	129,589	120,877
Leasehold improvements	8,888	8,758
	1,456,174	1,351,700
Less allowances for depreciation and amortization	865,010	819,174
PROPERTY, PLANT AND EQUIPMENT, net	591,164	532,526
GOODWILL	108,320	108,875
INTANGIBLE ASSETS, net	73,469	80,507
DEFERRED INCOME TAXES	5,965	2,978
OTHER LONG-TERM ASSETS	64,374	66,095
TOTAL ASSETS	$1,365,641	$1,282,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$129,099	$133,301
Income taxes payable	324	—
Accrued expenses	211,237	198,731
Current portion of long-term debt	61,930	64,143
TOTAL CURRENT LIABILITIES	402,590	396,175
LONG-TERM DEBT, less current portion	206,989	179,530
PENSION AND POSTRETIREMENT LIABILITIES	39,827	35,848
OTHER LONG-TERM LIABILITIES	15,616	16,790
DEFERRED INCOME TAXES	49,157	54,680
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2017: 28,495,628 shares; 2016: 28,174,424 shares	285	282
Additional paid-in capital	319,436	315,318
Retained earnings	438,379	386,917
Treasury stock, at cost, 2017: 2,851,578 shares; 2016: 2,565,399 shares	(86,064)	(80,045)
Accumulated other comprehensive loss	(20,574)	(23,417)
TOTAL STOCKHOLDERS’ EQUITY	651,462	599,055
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,365,641	$1,282,078

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2017	2016	2015
	(in thousands, except share and per share data)
REVENUES	$2,826,457	$2,700,219	$2,666,905

OPERATING EXPENSES	2,772,947	2,671,249	2,591,409

OPERATING INCOME	53,510	28,970	75,496

OTHER INCOME (COSTS)
Interest and dividend income	1,293	1,523	1,284
Interest and other related financing costs	(6,342)	(5,150)	(4,400)
Other, net	3,115	2,944	354
TOTAL OTHER INCOME (COSTS)	(1,934)	(683)	(2,762)

INCOME BEFORE INCOME TAXES	51,576	28,287	72,734

INCOME TAX PROVISION (BENEFIT)	(8,150)	9,635	27,880

NET INCOME	$59,726	$18,652	$44,854

EARNINGS PER COMMON SHARE(1)
Basic	$2.32	$0.72	$1.71
Diluted	$2.25	$0.71	$1.67

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,683,745	25,751,544	26,013,716
Diluted	26,424,389	26,256,570	26,530,127

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.32	$0.26

(1)	The Company uses the two‑class method for calculating earnings per share. See Note L.

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2017	2016	2015
	(in thousands)
NET INCOME	$59,726	$18,652	$44,854

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2017 – $1,682; 2016 – $805; 2015 – $4,798)	(2,640)	(1,267)	(7,535)
Pension settlement expense, net of tax of: (2017 – $1,617; 2016 – $1,256; 2015 – $1,246)	2,539	1,973	1,956
Amortization of unrecognized net periodic benefit costs, net of tax of: (2017 – $1,446; 2016 – $1,849; 2015 – $1,571)
Net actuarial loss	2,388	3,021	2,585
Prior service credit	(116)	(116)	(116)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2017 – $402; 2016 – $139; 2015 – $126)	621	216	(195)
Change in foreign currency translation, net of tax of: (2017 – $33; 2016 – $149; 2015 – $451)	51	252	(712)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	2,843	4,079	(4,017)

TOTAL COMPREHENSIVE INCOME	$62,569	$22,731	$40,837

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balance at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				44,854				44,854
Other comprehensive loss, net of tax							(4,017)	(4,017)
Issuance of common stock under share-based compensation plans	216	2	(2)					—
Tax effect of share-based compensation plans			(1,419)					(1,419)
Share-based compensation expense			8,029					8,029
Purchase of treasury stock					402	(12,765)		(12,765)
Dividends declared on common stock				(6,837)				(6,837)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net income				18,652				18,652
Other comprehensive loss, net of tax							4,079	4,079
Issuance of common stock under share-based compensation plans	236	3	(3)					—
Tax effect of share-based compensation plans			(2,322)					(2,322)
Share-based compensation expense			7,588					7,588
Purchase of treasury stock					485	(9,510)		(9,510)
Dividends declared on common stock				(8,318)				(8,318)
Cumulative effect of change in accounting principle (see Note B)			402	(244)				158
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net income				59,726				59,726
Other comprehensive income, net of tax							2,843	2,843
Issuance of common stock under share-based compensation plans	322	3	(3)					—
Tax effect of share-based compensation plans			(2,837)					(2,837)
Share-based compensation expense			6,958					6,958
Purchase of treasury stock					287	(6,019)		(6,019)
Dividends declared on common stock				(8,264)				(8,264)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$59,726	$18,652	$44,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,530	98,814	89,040
Amortization of intangibles	4,538	4,239	4,002
Impairment of long-lived assets	—	6,244	—
Pension settlement expense	4,156	3,229	3,202
Share-based compensation expense	6,958	7,588	8,029
Provision for losses on accounts receivable	4,081	1,643	998
Deferred income tax provision (benefit)	(10,213)	9,522	16,435
Gain on sale of property and equipment	(227)	(3,335)	(2,225)
Changes in operating assets and liabilities:
Receivables	(19,588)	(23,809)	2,310
Prepaid expenses	(64)	(1,393)	362
Other assets	(4,231)	(4,355)	1,090
Income taxes	(2,144)	6,236	(8,918)
Accounts payable, accrued expenses, and other liabilities	10,393	(11,335)	(10,048)
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,915	111,940	149,131

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(65,781)	(68,271)	(78,425)
Proceeds from sale of property and equipment	4,279	8,804	6,639
Purchases of short-term investments	(73,459)	(69,400)	(61,363)
Proceeds from sale of short-term investments	73,842	74,167	45,831
Business acquisitions, net of cash acquired	—	(24,780)	(29,813)
Proceeds from sale of subsidiaries	2,490	2,780	—
Capitalization of internally developed software	(9,840)	(10,472)	(8,512)
NET CASH USED IN INVESTING ACTIVITIES	(68,469)	(87,172)	(125,643)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	—	70,000
Borrowings under accounts receivable securitization program	10,000	—	35,000
Payments on long-term debt	(68,924)	(52,202)	(100,813)
Net change in book overdrafts	(502)	(4,171)	3,843
Deferred financing costs	(937)	—	(875)
Payment of common stock dividends	(8,264)	(8,318)	(6,837)
Purchases of treasury stock	(6,019)	(9,510)	(12,765)
Payments for tax withheld on share-based compensation	(3,270)	(1,682)	(3,112)
NET CASH USED IN FINANCING ACTIVITIES	(77,916)	(75,883)	(15,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	5,530	(51,115)	7,929
Cash and cash equivalents and restricted cash at beginning of period	115,242	166,357	158,428
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$120,772	$115,242	$166,357

NONCASH INVESTING ACTIVITIES
Equipment financed	$84,170	$83,366	$80,592
Accruals for equipment received	$1,734	$397	$748

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

The Asset-Based segment represented approximately 70% of the Company’s 2017 total revenues before other revenues and intercompany eliminations. As part of our corporate restructuring (further described in Note N), effective January 1, 2017, certain nonunion employees in the areas of sales, pricing, customer service, financial services, marketing, and capacity sourcing were transferred to our shared services (reported in “Other and eliminations”), which increased the percentage of union employees within the Asset-Based segment. As of December 2017, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA increased approximately 2.5% on a compounded annual basis throughout the contract period, which extends through March 31, 2018.

On September 2, 2016, the ArcBest segment acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million, reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the next two years based upon the achievement of certain financial targets, of which $3.5 million was paid in January 2018. On December 1, 2015, the ArcBest segment acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage firm, for net cash consideration of $24.4 million. On January 2, 2015, the ArcBest segment acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately‑owned truckload brokerage firm, for net cash consideration of $5.2 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements.

On December 29, 2017, the Company divested certain subsidiaries associated with the moving services of its ArcBest segment in a transaction valued at $5.2 million, reflecting $0.5 million in net cash consideration and $4.7 million in contingent consideration. On December 30, 2016, the Company divested certain other moving services subsidiaries of its ArcBest segment valued at $4.8 million, reflecting $2.8 million in net cash consideration and $2.0 million in contingent consideration, which was received during 2017. The subsidiaries are not significant to the Company’s consolidated operating results and financial condition.

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

Reclassifications: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. The insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance retention limits, which was previously offset against the reserve included in accrued expenses, has been reclassed to other accounts receivable, resulting in an $8.7 million increase in other accounts receivable and a corresponding increase in accrued expenses in the consolidated balance sheet at December 31, 2016. Amounts totaling $18.6 million related to certain service centers of the Company’s Asset-Based operations previously recorded in leasehold improvements were reclassed to land and structures in the consolidated balance sheet at December 31, 2016. These reclassifications were previously reported in the Company’s first quarter 2017 Quarterly Report on Form 10-Q. The prior period impact of the reclassification of the insurance receivable is also reflected in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

Reclassifications were also made to the consolidated financial statements to apply the provisions of accounting pronouncements adopted during the first quarter of 2017 related to deferred income taxes, share-based compensation, and cash flow classification (see Adopted Accounting Pronouncements within Note B). The Company’s deferred tax assets were reclassed, by jurisdiction, from current to long-term in the consolidated balance sheets. The net change in restricted cash previously presented in financing activities of the Company’s consolidated statements of cash flows was removed and restricted cash was included in the reconciliation of beginning- and end-of-period totals of cash and cash equivalents and restricted cash. Cash paid by the Company when directly withholding shares from an employee’s share-based compensation award for tax-withholding purposes was reclassified from an operating activity within changes in income taxes to a financing activity in the consolidated statements of cash flows. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the reclassifications.

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

Restricted Cash: Cash that is pledged as collateral, primarily for the Company’s outstanding letters of credit, is classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The restricted cash is classified consistent with the classification of the liabilities to which it relates and in accordance with the duration of the letters of credit. Restricted cash consisted of cash deposits at December 31, 2016.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short‑term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2017, 2016, or 2015 or more than 7% of its accounts receivable balance at December 31, 2017 and 2016. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for doubtful accounts and revenue adjustments. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write‑offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. Accounts receivable are written off against the allowance for doubtful accounts and revenue adjustments when accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes.

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following useful lives: structures – primarily 15 to 60 years; revenue equipment – 3 to 14 years; and other equipment – 2 to 15 years. The Company utilizes tractors and trailers in its Asset-Based operations and trailers in its ArcBest segment operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $1.4 million and $1.2 million are reported within other noncurrent assets as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, management was not aware of any events or circumstances indicating the Company’s long‑lived assets would not be recoverable.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill (referred to as Step 2 of the goodwill impairment test) and, consequently, the amount of any goodwill impairment. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). The Company’s annual impairment testing is performed as of October 1.

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

Management applies considerable judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years in jurisdictions in which they are allowable, projected future taxable income, or tax‑planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

The Company’s income taxes for the year ended December 31, 2017 were impacted by the recognition of a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) that was signed into law on December 22, 2017 (see Note E).

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $17.2 million and $17.7 million for the year ended December 31, 2017 and 2016, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

The Company develops an estimate of self‑insured cargo loss and damage claims liabilities based on historical trends and certain event‑specific information. Claims liabilities are recorded in accrued expenses and are not offset by insurance receivables which are reported in other accounts receivable.

Long‑Term Debt: Long-term debt consists of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, minimum principal payments due under notes payable for the financing of revenue equipment, other equipment, and software; and the present values of net minimum lease payments under capital lease obligations. The Company’s long-term debt and financing arrangements are further described in Note G.

Contingent Consideration: The Company records the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the Company’s contingent consideration liability, which is further described in Note C, was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The fair value of the outstanding contingent consideration is recorded in accrued expenses or other long-term liabilities, based on when expected payouts become due. Amounts held in escrow for contingent consideration are recorded in other current assets or other long-term assets, consistent with the classification of the related liability. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income.

Interest Rate Swap Derivative Instruments: The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company has interest rate swap agreements designated as a cash flow hedges. The effective portion of the gain or loss on the interest rate swap instruments is reported as unrealized gain or loss as a component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity and the change in the unrealized gain or loss on the interest rate swaps is reported in other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income. The unrealized gain or loss is reclassified out of accumulated other comprehensive loss into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the interest rate swap instruments, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment, and certain other equipment used primarily in Asset-Based segment service center operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight‑line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, assets held under capital leases are depreciated over their estimated useful lives on the same basis as owned assets and leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight‑line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long‑term debt, net of the current portion due, which is classified in current liabilities.

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

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third‑party actuary. Assumptions impacting the Company’s expense for these plans include the discount rate used to discount the plans’ obligations and, for the nonunion defined benefit pension plan, the expected rate of return applied to the fair value of plan assets. The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and, for the postretirement health benefit plan, future increases in health care costs.

In November 2017, an amendment to the nonunion defined benefit pension plan was executed to terminate the plan effective December 31, 2017 (see Note I). The plan has filed for a determination letter from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the plan termination, and the Company expects the process of terminating the plan to commence following receipt of a favorable determination letter and the distribution of benefit election forms to plan participants. A more conservative approach has been taken to preserve asset values of the frozen nonunion defined benefit pension plan and to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments during the second half of 2017. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017 and for 2018; however, there have been no changes to the methodologies of establishing assumptions for the nonunion pension plan.

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

Revenue Recognition: Asset-Based segment revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. A bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. ArcBest segment revenue is recognized based on the delivery of the shipment to the customer-designated location. Service fee revenue for the FleetNet segment is recognized upon response to the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors.

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

Share‑Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five‑year period following the date of grant, except for certain awards granted to non‑employee directors that typically vest at the end of a one-year period for awards granted on or after January 1, 2016 and at the end of a three‑year period for previous grants, subject to accelerated vesting due to death, disability, retirement, or change‑in‑control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share‑based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

Share‑based awards are amortized to compensation expense on a straight‑line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company recognizes forfeitures as they occur.

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities. Fair value measurements for investments held in trust for the Company’s nonunion defined benefit pension plan are also disclosed. Fair value measurements are disclosed in accordance with the following hierarchy of valuation approaches based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

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

Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which amended Accounting Standards Codification (“ASC”) Topic 740 with the addition of Balance Sheet Classification of Deferred Taxes. The amendment was retrospectively adopted and resulted in reclassifications to the consolidated balance sheets to present all deferred tax assets and liabilities as noncurrent by jurisdiction. As a result of retrospectively applying the provisions of the amendment, current deferred tax assets were reduced by $39.6 million and noncurrent deferred tax assets were increased by $3.0 million, with a corresponding reduction of $36.6 million to noncurrent deferred tax liabilities at December 31, 2016.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. As a result of applying the provisions of the amendment, the Company recognized a cumulative effect adjustment to the opening balances of retained earnings, additional paid-in capital, and the deferred income tax liability of $0.2 million, $0.4 million, and $0.2 million, respectively. The Company also made a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which is primarily during the second quarter of each year except for 2018 which will predominantly occur in the fourth quarter. This provision of the amendment related to recognition of excess tax benefits and tax deficiencies was adopted prospectively; therefore, the prior period has not been adjusted for this provision. Cash paid by the Company to taxing authorities on the employee’s behalf for withheld shares was reclassified from an operating activity within changes in accounts payable, accrued expenses, and other liabilities to a financing activity in the consolidated statements of cash flows for all periods presented. The other provisions of the adopted amendment did not have a significant impact on the Company’s consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

ASC Topic 606, which amends the guidance in ASC Topic 605, Revenue Recognition, provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for the Company on January 1, 2018. The Company will adopt the standard on the modified retrospective basis, which requires the effects of adoption to be reflected in beginning retained earnings, and does not expect a significant impact on the consolidated financial statements; however, additional disclosures regarding disaggregated revenue, contract assets and liabilities, and performance obligations are expected, and judgement will be used in applying the disclosure requirements. Revenue recognition for the Asset-Based and FleetNet segments will not change upon adoption of the standard. However, revenues for the ArcBest segment will be recognized on a relative-transit-time basis instead of the previous recognition method at final delivery. Due to relatively short transit times of the ArcBest segment, the financial impact at any period-end is not expected to be significant. The Company expects to record an adjustment of less than $0.5 million to increase beginning retained earnings in the first quarter 2018 financial statements as a result of adopting the guidance.

An amendment to ASC Topic 715, Compensation – Retirement Benefits, requires the service cost component of net periodic pension cost related to pension and other postretirement benefits accounted for under ASC Topic 715 to be included in the same line item or items as other compensation costs arising from services rendered by the related employees, and requires the other components of net periodic pension cost, including pension settlement expense, to be presented separately from the service cost component and outside of the subtotal of income from operations. These provisions of the amendment are required to be applied retrospectively and are effective for the Company beginning January 1, 2018. Other than the reclassifications described, the Company does not anticipate the amendment to have an impact on the consolidated financial statements.

ASC Topic 718, Compensation-Stock Compensation, was amended to provide guidance about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. The amendment is effective for the Company beginning January 1, 2018 and is not expected to have a significant impact on the consolidated financial statements.

Effective January 1, 2018, the Company will early adopt an amendment to ASC Topic 350, Intangibles - Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, the Company will be required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the new standard is not expected to have an impact on the consolidated financial statements.

In February 2018, the FASB issued an amendment to ASC Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act. Under this amendment, the tax effects of items within accumulated other comprehensive income will be adjusted to reflect the appropriate tax rate under the Tax Reform Act. The Company is evaluating the impact the amendment will have on the consolidated financial statements.

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The new standard is expected to be adopted on the modified retrospective basis, which will require leases existing at or entered into after the beginning of the earliest comparative period to be valued and recorded as right-to-use liabilities and assets, and is expected to have a material impact on the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard on the consolidated statements of operations and consolidated statement of cash flows.

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

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short‑term investments, and restricted funds:

	December 31	December 31
	2017	2016
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$86,510	$92,520
Variable rate demand notes(1)(2)	19,744	16,057
Money market funds(3)	14,518	5,703
Total cash and cash equivalents	$120,772	$114,280

Short-term investments
Certificates of deposit(1)	$56,401	$56,838

Restricted cash
Cash deposits(1)	$—	$962

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its short‑term investments primarily in FDIC‑insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2017 and 2016, cash and cash equivalents totaling $61.1 million and $39.9 million, respectively, were not FDIC insured.

Fair Value Disclosure of Financial Instruments

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	December 31		December 31
	2017		2016
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	35,000	35,000
Notes payable(3)	153,441	152,131	138,032	137,503
	$268,441	$267,131	$243,032	$242,503

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$14,518	$14,518	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,359	2,359	—	—
Interest rate swap(3)	481	—	481	—
	$17,358	$16,877	$481	$—
Liabilities:
Contingent consideration(4)	$6,970	$—	$—	$6,970

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$5,703	$5,703	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,220	2,220	—	—
	$7,923	$7,923	$—	$—
Liabilities:
Contingent consideration(4)	$6,775	$—	$—	$6,775
Interest rate swap(3)	542	—	542	—
	$7,317	$—	$542	$6,775

(1)	Included in cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third‑party brokerage firm. Included in other long‑term assets, with a corresponding liability reported within other long‑term liabilities.

(3)

Included in other long‑term assets or liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2017 and December 31, 2016 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses and other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 12.5% and 12.3% as of December 31, 2017 and 2016, respectively. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2015	$—
Contingent consideration liability recorded at fair value for business acquisition	6,711
Change in fair value included in operating expenses	64

Balances at December 31, 2016	6,775
Change in fair value included in operating expenses	195
Balances at December 31, 2017	$6,970

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances December 31, 2015	$96,465	$95,835	$630
Goodwill acquired(1)	12,640	12,640	—
Goodwill divested(2)	(842)	(842)	—
Purchase accounting adjustments	612	612	—
Balances December 31, 2016	$108,875	$108,245	$630
Goodwill divested(2)	(661)	(661)	—
Purchase accounting adjustments	106	106	—
Balances December 31, 2017	$108,320	$107,690	$630

(1)	Goodwill related to the September 2, 2016 acquisition of LDS is expected to be fully deductible for tax purposes.
(2)	Goodwill divested due to the sale of certain non-strategic businesses was determined based on the relative fair value of the businesses sold to the total fair value of the reporting unit.

Intangible assets consisted of the following as of December 31:

		2017			2016
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$19,745	$40,686	$60,431	$15,350	$45,081
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	549	483	1,032	406	626
	13	64,663	23,494	41,169	64,663	18,956	45,707
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other(1)	N/A	—	N/A	—	2,500	N/A	2,500
		32,300		32,300	34,800		34,800
Total intangible assets	N/A	$96,963	$23,494	$73,469	$99,463	$18,956	$80,507

1)	Other indefinite-lived intangible assets divested due to the sale of certain non-strategic businesses.

The future amortization for intangible assets and acquired software as of December 31, 2017 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2018	$6,641	$4,520	$2,121
2019	5,463	4,482	981
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
Thereafter	18,916	18,916	—
Total amortization	$44,294	$41,169	$3,125

(1)	Acquired software is reported in property, plant and equipment.

Annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2017 and 2016, and it was determined that there was no impairment of the recorded balances. In November 2016, the Company determined it would discontinue the use of certain software applications as a result of the realignment of the Company’s corporate structure and recorded a non-cash impairment charge of $6.2 million which includes the write-down of $5.5 million of acquired software in the ArcBest segment to its fair value, reflecting estimated reproduction costs less an obsolescence allowance. (See Note N for disclosure of the Company’s restructuring costs.)

NOTE E – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of Accounting Standards Codification 740, Income Taxes, (“ASC 740”), which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of approximately $1.3 million, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s current fiscal tax year includes the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for 2017, a 35% federal statutory rate was applied to the two months ended February 28, 2017, and a blended rate of 32.74% was applied to the ten months ended December 31, 2017.

The Tax Reform Act makes many other changes in the tax law applicable to corporations, including changes in the tax treatment of foreign earnings. The foreign earnings of the Company are immaterial to the Company’s consolidated financial results, and the changes made to the treatment of foreign earnings by the Tax Reform Act are not expected to have a material impact on the Company’s consolidated financial statements. However, at this time, complete guidance is not available on the application of significant portions of the Tax Reform Act relating to foreign earnings and operations, and most state taxing authorities have not provided any guidance. Therefore, the Company has not completed its final analysis of the impact of the Tax Reform Act on its income tax accounting and expense. The Company will continue to evaluate the guidance made available on the Tax Reform Act and make adjustments, as necessary, to its income tax provision relating to state and foreign operations. If the impact of any change in estimates made as of December 31, 2017 related to income tax expense for state and foreign operations is material, appropriate disclosure will be made.

At December 31, 2017, the Company has not fully completed its accounting for the tax effect of the enactment of the Tax Reform Act; however, a reasonable estimate of its effects on the Company’s income taxes has been recognized, as described within this Note. The provisional amounts recorded in the consolidated financial statements as of and for the year ended December 31, 2017 reflect a reasonable estimate of the effects of the tax law change. The application of ASC 740 will also affect 2018 income tax expense, particularly in the first quarter. In addition to the change in the tax rate, the Act makes other changes to corporate tax law which will affect the Company’s U.S. income tax expense in 2018 and subsequent years. Based on information available at this time, none of the changes, other than the tax rate change, are expected, either individually or in the aggregate, to be material to the Company’s operating results.

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2017(1)	2016	2015
	(in thousands)
Current provision (benefit):
Federal	$(1,969)	$(604)	$9,156
State	3,701	(335)	165
Foreign	331	1,052	2,124
	2,063	113	11,445

Deferred provision (benefit):
Federal	(9,312)	8,161	12,914
State	(867)	1,354	3,589
Foreign	(34)	7	(68)
	(10,213)	9,522	16,435
Total provision (benefit) for income taxes	$(8,150)	$9,635	$27,880

1)

For 2017, the income tax provision (benefit) reflects the provisional impact of the Tax Reform Act, as previously disclosed in this Note. Deferred income tax liabilities were reduced by approximately $24.5 million as a result of the decrease in the U.S. corporate statutory rate from 35% to 21%, effective January 1, 2018, and current tax expense was reduced by approximately $1.3 million as a result of the law change and the Company’s application of a blended rate due to the use of a fiscal year other than the calendar year for U.S. income tax filing purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31, were as follows:

	2017(1)	2016(1)	2015(1)
	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$21,876	$12,182	$21,098
Amortization of intangibles	(1,030)	(3,623)	(3,184)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(812)	362	(674)
Revenue recognition	332	1,862	7
Allowance for doubtful accounts	(719)	(295)	307
Foreign tax credit carryforward utilized	—	—	434
Nonunion pension and other retirement plans	(1,977)	3,861	(234)
Deferred compensation plans	226	203	541
Federal net operating loss carryforwards utilized	28	161	70
State net operating loss carryforwards utilized (generated)	229	(304)	623
State depreciation adjustments	(1,244)	(758)	(657)
Share-based compensation	352	(681)	(621)
Valuation allowance increase (decrease)	401	(61)	22
Leases	16	(1)	(969)
Other accrued expenses	(852)	(4,108)	1,256
Provisional impact of the Tax Reform Act(2)	(24,542)	—	—
Other	(2,497)	722	(1,584)
Deferred tax provision (benefit)	$(10,213)	$9,522	$16,435

1)	The components of the deferred tax provision above reflect the statutory U.S. income tax rate in effect for the applicable year, which is 35%.
2)	For 2017, the provisional effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected as a separate component of the deferred tax provision.

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2017(1)	2016(1)
	(in thousands)
Deferred tax assets:
Accrued expenses	$36,843	$53,366
Pension liabilities	4,413	4,869
Postretirement liabilities other than pensions	6,236	9,903
Share-based compensation	4,466	7,119
Federal and state net operating loss carryovers	1,781	2,229
Other	1,508	1,856
Total deferred tax assets	55,247	79,342
Valuation allowance	(844)	(293)
Total deferred tax assets, net of valuation allowance	54,403	79,049

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	73,725	95,248
Intangibles	14,573	24,715
Revenue recognition	6,172	5,679
Prepaid expenses	3,125	5,109
Total deferred tax liabilities	97,595	130,751
Net deferred tax liabilities	$(43,192)	$(51,702)

1)

The amounts for deferred tax assets and liabilities reflect the applicable tax rates for each category, with the U.S. federal rate at 35% for 2016 and at 21% for a substantial portion of 2017 temporary differences in accordance with the Tax Reform Act. The amounts also include deferred taxes for states and foreign jurisdictions.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2017(1)	2016(1)	2015(1)
	(in thousands)
Income tax provision at the statutory federal rate	$18,052	$9,901	$25,457
Federal income tax effects of:
State income taxes	(992)	(357)	(1,314)
Nondeductible expenses	1,551	1,653	1,426
Life insurance proceeds and changes in cash surrender value	(927)	(1,001)	(110)
Dividends received deduction	(9)	(11)	(3)
Alternative fuel credit	—	(1,180)	(1,141)
Increase (decrease) in valuation allowances	401	(61)	22
Decrease in uncertain tax positions(2)	(720)	—	—
Adoption of ASC 718 relating to stock compensation(3)	(1,129)	—	—
Impact of the Tax Reform Act on current tax(1)	(1,288)	—	—
Impact of the Tax Reform Act on deferred tax(1)	(24,542)	—	—
Other(4)	(1,678)	(1,387)	(2,267)
Federal income tax provision (benefit)	(11,281)	7,557	22,070
State income tax provision	2,834	1,019	3,754
Foreign income tax provision	297	1,059	2,056
Total provision (benefit) for income taxes	$(8,150)	$9,635	$27,880
Effective tax (benefit) rate	(15.8)%	34.1%	38.3%

(1)

Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year prior to the enactment of the Tax Reform Act, which is 35%. For 2017, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.

(2)	The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017.
(3)	The Company made a policy election to account for forfeitures as they occur.
(4)	Includes foreign income tax provision, as presented in this table.

Income taxes paid, excluding income tax refunds, totaled $22.7 million, $24.3 million, and $39.0 million in 2017, 2016, and 2015, respectively. Income tax refunds totaled $18.5 million, $32.5 million, and $21.3 million in 2017, 2016, and 2015, respectively.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year except for 2018 which will predominantly occur in the fourth quarter. As a result of applying the provisions of the amendment, the tax rate for 2017 reflects a benefit of 2.2%. The tax benefit of dividends on share based payment awards was less than $0.1 million each for 2017, 2016, and 2015. The 2016 and 2015 amounts were reflected in paid in capital.

The Company had state net operating loss carryforwards of $19.9 million and state contribution carryforwards of $1.4 million at December 31, 2017. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of states allowing a 15 or 20 years. As of December 31, 2017, the Company had a valuation allowance of $0.8 million related to state net operating loss and contribution carryforwards, due to the uncertainty of realization. As of December 31, 2016, the Company had a valuation allowance of $0.3 million related to foreign net operating loss carryforwards. This valuation allowance reversed during 2017, as the foreign net operating loss was fully utilized.

Consolidated federal income tax returns filed for tax years through 2013 are closed by the applicable statute of limitations. During 2014, the IRS completed an examination of the tax returns for 2010, 2011, and 2012, resulting in an adjustment of less than $0.1 million. The Company is under examination by one state taxing authority at December 31, 2017. The Company is not under examination by foreign taxing authorities at December 31, 2017.

The Company acquired Panther Expedited Services, Inc. (“Panther”) on June 15, 2012. For periods subsequent to the acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed a consolidated federal income tax return on a stand‑alone basis. Panther’s federal tax returns for years through 2012 are now closed by the statute of limitations. At December 31, 2017, Panther had federal net operating loss carryforwards of approximately $1.5 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $5.0 million. Federal net operating loss carryforwards will expire if not used within 14 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

The Company established a reserve for uncertain tax positions of $0.3 million at December 31, 2013, and increased the reserve to $0.7 million at December 31, 2014 as a result of certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017, and the reserve of $0.7 million was removed at December 31, 2017. The Company established a reserve for uncertain tax positions of less than $0.1 million at December 31, 2016, and maintained the reserve at December 31, 2017, due to uncertainty of how the IRS will interpret regulations related to research and development credits claimed on the Company’s 2015 federal return.

For 2017, 2016 and 2015, interest of less than $0.1 million was paid related to federal and state income taxes. Accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2017. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE F – OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger service centers and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $31.7 million, $26.7 million, and $25.0 million in 2017, 2016, and 2015, respectively.

The future minimum rental commitments, net of minimum rental to be received under noncancelable subleases, as of December 31, 2017 for all noncancelable operating leases were as follows:

			Equipment
		Land and	and
	Total	Structures	Other
	(in thousands)
2018	$17,734	$16,088	$1,646
2019	13,945	12,874	1,071
2020	11,312	10,365	947
2021	8,018	7,706	312
2022	4,300	4,300	—
Thereafter	5,231	5,231	—
	$60,540	$56,564	$3,976

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

	December 31
	2017	2016
	(in thousands)
Credit Facility (interest rate of 3.1%(1) at December 31, 2017)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.3% at December 31, 2017)	45,000	35,000
Notes payable (weighted-average interest rate of 2.7% at December 31, 2017)	153,441	138,032
Capital lease obligations (weighted-average interest rate of 5.7% at December 31, 2017)	478	641
	268,919	243,673
Less current portion	61,930	64,143
Long-term debt, less current portion	$206,989	$179,530

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2017 and 2016.

Scheduled maturities of long‑term debt obligations as of December 31, 2017 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
2018	$68,822	$2,329	$1,223	$65,036	$234
2019	42,156	2,598	1,396	37,922	240
2020	71,393	2,679	45,358	23,329	27
2021	24,343	2,696	—	21,640	7
2022	84,275	71,392	—	12,882	1
Thereafter	404	—	—	404	—
Total payments	291,393	81,694	47,977	161,213	509
Less amounts representing interest	22,474	11,694	2,977	7,772	31
Long-term debt	$268,919	$70,000	$45,000	$153,441	$478

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2017	2016
	(in thousands)
Revenue equipment	$269,950	$220,566
Land and structures (service centers)	1,794	1,794
Software	486	—
Service, office, and other equipment	100	7
Total assets securing notes payable or held under capital leases	272,330	222,367
Less accumulated depreciation and amortization(1)	87,691	61,643
Net assets securing notes payable or held under capital leases	$184,639	$160,724

(1)	Amortization of assets held under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long‑term debt obligations have a weighted‑average interest rate of 2.8% at December 31, 2017. The Company paid interest of $5.8 million, $4.5 million, and $4.0 million in 2017, 2016, and 2015, respectively, net of capitalized interest which totaled $0.9 million, $0.7 million, and $0.2 million for 2017, 2016 and 2015, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its second amended and restated credit agreement which was amended and restated in July 2017 (the “Credit Agreement”) to increase the initial maximum credit amount of its Credit Facility from $150.0 million to $200.0 million including a swing line facility of an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans the Company may request under the facility from $75.0 million to $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. The maturity date of the Credit Facility was extended to July 7, 2022. As of December 31, 2017, we had available borrowing capacity of $130.0 million under our Credit Facility.

Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2017.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating‑rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable‑rate interest to fixed‑rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of December 31, 2017. The fair value of the interest rate swap of $0.1 million was recorded in other long-term assets and $0.5 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2017 and 2016, respectively. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2017.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of December 31, 2017. The fair value of the interest rate swap of $0.4 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2017.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at December 31, 2017 and 2016, and the change in the unrealized income (loss) on the interest rate swaps for the years ended December 31, 2017 and 2016 was reported in other comprehensive income, net of tax, in the consolidated statement of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at December 31, 2017.

Accounts Receivable Securitization Program

In March 2017, the Company entered into a second amendment to extend the maturity date of its accounts receivable securitization program until April 1, 2020 and increase the amount of cash proceeds provided under the facility from $100.0 million to $125.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company borrowed $10.0 million under the accounts receivable securitization program during the second quarter of 2017. As of December 31, 2017 and 2016, $45.0 million and $35.0 million, respectively, was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of December 31, 2017.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2017, standby letters of credit of $17.7 million have been issued under the program, which reduced the available borrowing capacity to $62.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2017 and 2016, the Company had letters of credit outstanding of $18.3 million and $19.6 million, respectively, (including $17.7 million and $18.0 million, respectively, issued under the accounts receivable securitization program) of which $1.0 million was collateralized by restricted cash as of December 31, 2016.

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2017 and 2016, surety bonds outstanding related to the self-insurance program totaled $60.4 million and $56.5 million, respectively.

Notes Payable

The Asset-Based segment has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $84.2 million, $83.4 million, and $80.6 million for revenue equipment and software in 2017, 2016, and 2015, respectively.

NOTE H – ACCRUED EXPENSES

	December 31
	2017	2016
	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves(1)	$99,969	$104,491
Accrued vacation pay	36,034	34,939
Accrued compensation	35,718	27,826
Taxes other than income	8,215	8,284
Other	31,301	23,191
	$211,237	$198,731

1)

A reclassification was made to prior year to conform to the current year presentation. The insurance receivable for the amount of workers’ compensation and third-party casualty claims in excess of self-insurance retention limits, which was previously offset against the reserve included in accrued expenses, has been reclassed to other accounts receivable, resulting in an $8.7 million increase in other accounts receivable and a corresponding increase in accrued expenses in the consolidated balance sheet at December 31, 2016.

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

Since the 2013 freeze of the accrual of benefits of the nonunion defined benefit plan, the investment strategy became more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, the plan purchased a $7.6 million nonparticipating annuity contract from an insurance company during the first quarter 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost related to the first quarter 2017 nonparticipating annuity contract purchase and  recognized pension settlement expense in 2017, 2016, and 2015 related to lump-sum benefit distributions from the plan. The pension settlement expense amounts are presented in the tables within this Note. The remaining pre‑tax unrecognized net actuarial loss of $22.6 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will continue to incur additional quarterly pension settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan.

In October 2017, the ArcBest Board of Directors adopted a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017, and such amendment was executed in November 2017. The plan has filed for a determination letter from the IRS regarding the qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Until a favorable determination letter is received and the benefit election forms are distributed to participants, the methodologies for establishing plan assumptions will continue to be consistent with those used prior to the amendment to terminate the plan. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, are likely to occur primarily in the second half of 2018. However, the timing of recognizing these settlements in our financial statements is highly dependent on when and if we receive the favorable determination letter from the IRS.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long‑term cash incentive plan (see Cash Long‑Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2016 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense related to lump‑sum distributions in 2017 or 2015.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$152,006	$159,607	$4,794	$4,917	$25,532	$24,616
Service cost	—	—	—	—	489	429
Interest cost	4,514	4,572	102	130	1,060	1,017
Actuarial (gain) loss(1)	6,448	4,202	(10)	(7)	(2,251)	133
Benefits paid	(26,491)	(16,896)	(989)	(246)	(733)	(663)
Settlement loss	940	521	—	—	—	—
Benefit obligations at end of year	137,417	152,006	3,897	4,794	24,097	25,532
Change in plan assets
Fair value of plan assets at beginning of year	144,805	136,917	—	—	—	—
Actual return on plan assets	6,517	11,384	—	—	—	—
Employer contributions	—	13,400	989	246	733	663
Benefits paid	(26,491)	(16,896)	(989)	(246)	(733)	(663)
Fair value of plan assets at end of year	124,831	144,805	—	—	—	—
Funded status at end of year	$(12,586)	$(7,201)	$(3,897)	$(4,794)	$(24,097)	$(25,532)

Accumulated benefit obligation	$137,417	$152,006	$3,897	$4,794	$24,097	$25,532

(1)

The actuarial loss on the nonunion defined benefit pension plan was higher for 2017, primarily due to net changes in actuarial assumptions used to measure the plan obligation at December 31, 2017 versus December 31, 2016. The net actuarial gain on the postretirement health benefit plan for 2017, versus the net actuarial loss for 2016, is primarily related to changes in the medical trend rate assumption used to measure the plan obligation at each year-end measurement date.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Current liabilities (included in accrued expenses)	$—	$—	$—	$(989)	$(753)	$(690)
Noncurrent liabilities (included in pension and postretirement liabilities)	(12,586)	(7,201)	(3,897)	(3,805)	(23,344)	(24,842)
Liabilities recognized	$(12,586)	$(7,201)	$(3,897)	$(4,794)	$(24,097)	$(25,532)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$489	$429	$406
Interest cost	4,514	4,572	5,200	102	130	123	1,060	1,017	913
Expected return on plan assets	(5,712)	(8,607)	(9,180)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(190)	(190)	(190)
Pension settlement expense	4,156	3,023	3,202	—	206	—	—	—	—
Amortization of net actuarial loss(1)	3,132	4,087	3,218	82	152	159	694	705	853
Net periodic benefit cost	$6,090	$3,075	$2,440	$184	$488	$282	$2,053	$1,961	$1,982

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2017(1)	2016(2)	2015(2)	2017(3)	2016	2015(4)
	(in thousands, except per share data)
Pension settlement distributions	$26,261	$16,515	$20,622	$989	$246	$1,941
Pension settlement expense, pre-tax	$4,156	$3,023	$3,202	$—	$206	$—
Pension settlement expense per diluted share, net of taxes	$0.10	$0.07	$0.07	$—	$0.01	$—

(1)	Pension settlement distributions represent $18.7 million of lump‑sum benefit distributions and a $7.6 million nonparticipating annuity contract purchase.
(2)	Pension settlement distributions represent lump‑sum benefit distributions paid.
(3)

The 2017 SBP distribution represents the portion of a benefit related to an officer retirement that occurred in 2016 which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to this distribution was recognized in 2016.

(4)

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

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
	(in thousands)
Unrecognized net actuarial loss	$22,588	$23,294	$543	$635	$2,764	$5,708
Unrecognized prior service credit	—	—	—	—	(127)	(317)
Total	$22,588	$23,294	$543	$635	$2,637	$5,391

The following amounts, which are reported within accumulated other comprehensive loss at December 31, 2017 are expected to be recognized as components of net periodic benefit cost in 2018 on a pre‑tax basis. (Amounts exclude the effect of pension settlements, which the Company will incur for the nonunion defined benefit pension plan.)

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
Unrecognized net actuarial loss	$2,881	$80	$274
Unrecognized prior service credit	—	—	(93)
Total	$2,881	$80	$181

The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. Weighted‑average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2017	2016	2017	2016	2017	2016
Discount rate	3.1%	3.4%	2.8%	2.7%	3.5%	4.0%

Weighted‑average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2017(1)	2016(2)	2015(3)	2017	2016	2015	2017	2016	2015
Discount rate	3.4%	3.5%	3.2%	2.7%	2.6%	2.5%	4.0%	4.2%	3.9%
Expected return on plan assets	6.5%	6.5%	6.5%	N/A	N/A	N/A	N/A	N/A	N/A

(1)

The discount rate presented was used to determine the first quarter 2017 credit, and the interim discount rate established upon each quarterly settlement in 2017 of 3.4%, 3.2%, and 3.1% was used to calculate the expense/credit for the second, third, and fourth quarter of 2017, respectively. The expected return on plan assets presented was used to determine the pension credit for the first half of 2017, and a 2.5% expected return on plan assets was used to determine pension expense for the second half of 2017, as further discussed in the following Nonunion Defined Benefit Pension Plan Assets section within this Note.

(2)

The discount rate presented was used to determine the first quarter 2016 expense, and the interim discount rate established upon each quarterly settlement in 2016 of 3.0%, 2.7%, and 2.7% was used to calculate the expense/credit for the second, third, and fourth quarter of 2016, respectively.

(3)

The discount rate presented was used to determine the first quarter 2015 expense/credit, and the interim discount rate established upon each quarterly settlement in 2015 of 3.0%, 3.5%, and 3.4% was used to calculate the expense/credit for the second, third, and fourth quarter of 2015, respectively.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2017		2016
	Pre-65	Post-65
Health care cost trend rate assumed for next year	8.3%	5.5%	8.0%
Rate to which the cost trend rate is assumed to decline	4.0%	4.0%	4.5%
Year that the rate reaches the cost trend assumed rate	2035	2024	2031

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2017:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$335	$(262)
Effect on postretirement benefit obligation	$4,820	$(3,845)

Estimated future benefit payments from the Company’s nonunion defined benefit pension (paid from trust assets), SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2017 are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
2018	$22,511	$—	$753
2019	$11,244	$3,107	$827
2020	$12,051	$—	$879
2021	$10,843	$—	$952
2022	$11,029	$—	$1,013
2023-2027	$46,448	$718	$5,949

The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. Based upon currently available actuarial information, which is subject to change upon completion of the 2018 actuarial valuation of the plan, and excluding the impact of funding for plan termination, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2018. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 107.8% as of the January 1, 2017 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes.

As previously disclosed in this Note, an amendment was executed in November 2017 to terminate the nonunion defined benefit pension plan with an effective date of December 31, 2017. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Based on currently available information provided by the plan’s actuary, the Company estimates a cash contribution of approximately $10.0 million for 2018, although there can be no assurances in this regard. Although the timing is not certain, cash contributions required to fund the plan upon termination are likely to be made by the Company in the second half of 2018.

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments and the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor.

In consideration of plan termination, the overall objectives of the investment strategy for the Company’s nonunion defined benefit pension plan have become more focused on asset preservation, while continuing to ensure the plan will provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of ERISA and limit the possibility of experiencing a substantial investment loss over a one‑year period. A more conservative approach has been taken to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments during the second half of 2017. As a result of the significant change to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017. In consideration of the plan’s current investment allocation and the expected termination of the plan in the near-term, the Company’s long‑term expected rate of return utilized in determining its 2018 nonunion defined benefit pension plan expense is 1.4%, net of estimated expenses expected to be paid from plan assets in 2018.

The weighted‑average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 are summarized in the following table:

	2017
	Target	Acceptable			Weighted-Average Allocation
	Allocation	Range			2017	2016
Equity Securities
Large Cap U.S. Equity	0.0%	0.0%	-	20.0%	0.0%	14.0%
Mid Cap U.S. Equity	0.0	0.0%	-	11.0%	0.0	9.4
Small Cap U.S. Equity	0.0	0.0%	-	11.0%	0.0	10.0
International Equity	0.0	0.0%	-	18.0%	0.0	14.4

Income Securities
Debt Instruments	70.0	20.0%	-	100.0%	73.6	25.0
Floating Rate Loan Fund	10.0	3.0%	-	100.0%	13.1	10.8

Cash Equivalents
Cash and Cash Equivalents	20.0	0.0%	-	100.0%	13.3	16.4
	100.0%				100.0%	100.0%

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

Certain types of investments and transactions are prohibited or restricted by the Company’s written pension investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully‑collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities or illiquid interests in real estate or mortgages; or purchase of illiquid securities. In addition to mutual fund investments in cash equivalents and income securities, the plan also holds investments in 1-3 year and 1-5 year actively managed portfolios of short-term debt instruments, which are designed to match the scheduled cash flows of the Plan over a short-term, forward-looking time period while maintaining principal value and optimizing total returns. In addition to the requirements of the pension investment policy, certain investment restrictions apply to the actively managed portfolios, including: guidelines for permitted investments; minimum acceptable credit quality of securities; maximum maturity of investments; limitations on the concentration of certain types of investments; and/or acceptable effective duration period ranges.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2017, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and Cash Equivalents(1)	$16,641	$16,641	$—	$—
Debt Instruments(2)	91,778	10,087	81,691	—
Floating Rate Loans(3)	16,412	16,412	—	—
	$124,831	$43,140	$81,691	$—

(1)	Consists primarily of money market mutual funds.
(2)

Includes corporate debt instruments (80%), asset-backed instruments (16%), and mortgage-backed instruments (4%). The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

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
(2)

Includes corporate debt instruments (81%), mortgage‑backed instruments (10%), treasury instruments (7%), municipal debt instruments (1%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $2.9 million and $3.4 million were recorded as of December 31, 2017 and 2016, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump‑sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Cash Long‑Term Incentive Plan (see Cash Long‑Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2017 and 2016, VSP balances of $2.4 million and $2.2 million, respectively, were included in other long‑term assets with a corresponding amount recorded in other long‑term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $5.6 million, $5.7 million, and $5.5 million for 2017, 2016, and 2015, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. In 2017, 2016, and 2015, the Company recognized expense of $8.3 million, $5.0 million, and $9.5 million, respectively, related to its discretionary contributions to the defined contribution plan.

Cash Long‑Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2017, 2016, and 2015, $6.6 million, $3.9 million, $6.7 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long‑term assets include $49.7 million and $47.4 million at December 31, 2017 and 2016, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $2.6 million, $2.9 million, and $0.3 million during 2017, 2016, and 2015, respectively.

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

ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight employees who are members of the IBT. As of December 2017, approximately 83% of ABF Freight employees were covered under the ABF NMFA. Upon implementation of the ABF NMFA on November 3, 2013, contribution rate increases for the benefits under the collective bargaining agreement were applied retroactively to August 1, 2013. Under the ABF NMFA, the combined contribution rates for health, welfare, and pension benefits under the ABF NMFA were allowed to increase up to $1.00 per hour each August 1 if the plans provided evidence that an increase was actuarially necessary.

The multiemployer plans to which ABF Freight segment primarily contributes are jointly‑trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2016, approximately 60% of the Asset-Based contributions to multiemployer pension plans were made to plans that are in “critical and declining” status, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, approximately 1% were made to plans that are in “critical status” but not “critical and declining” status, and approximately 6% were made to plans that are in “endangered status,” each as defined by the PPA. The Asset-Based segment’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2017	2016	Implemented (c)	2017	2016	2015	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$78,230	$77,891	$77,491	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	26,320	25,075	24,474	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,391	13,381	13,147	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	10,054	9,670	10,020	No

All other plans in the aggregate					30,421	28,122	26,766
Total multiemployer pension contributions paid(7)					$158,416	$154,139	$151,898

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three‑digit plan number, if applicable.
(b)

Unless otherwise noted, the most recent PPA zone status available in 2017 and 2016 is for the plan’s year‑end status at December 31, 2016 and 2015, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.

(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2016 and 2015.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2016 and 2015.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2016 – January 31, 2017 and February 1, 2015 – January 31, 2016.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2017 and 2016.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2017 and 2016.
(7)

Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of approximately 1.7%, 0.5%, and 1.2% effective primarily on August 1, 2017, 2016, and 2015, respectively. The Supplemental Negotiating Committee for the Central States Pension Plan approved no pension contribution increase effective August 1, 2017, 2016, and 2015. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2017, 2016, and 2015. The year‑over‑year changes in multiemployer pension plan contributions presented above were also influenced by changes in Asset-Based business levels.

For 2017, 2016, and 2015, approximately one-half of Asset-Based multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 37.8%, 42.1%, and 47.9% as of January 1, 2017, 2016, and 2015, respectively.

In September 2015, the Central States Pension Plan filed an application with the Treasury Department seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants in the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury Department denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury Department in April 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years. In consideration of high multiemployer contribution rates, several of the plans to which ABF Freight contributes in addition to the Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement, which extends through March 31, 2018. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the wage and benefit cost structure on its operating results in discussions with the IBT.

As certified by the plan's actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical and declining status for the plan years beginning January 1, 2017 and 2016. The New York State Pension Fund submitted an application for a reduction in benefits to the Treasury Department in May 2017. The Treasury Department reviewed the application for compliance with the applicable regulations and administered a vote of eligible participants and beneficiaries, of which a majority did not reject the proposed benefit reduction during the voting period which ended on September 6, 2017. In September 2017, the Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. After the benefit reduction goes into effect, the plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2017 were made to the New York State Pension Fund.

ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury Department denied its proposal to suspend participant benefits in an effort to remain solvent. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2017 were made to the 707 Pension Fund. ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 42 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $162.2 million, $153.3 million, and $144.7 million, for the year ended December 31, 2017, 2016, and 2015, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 3.9%, 3.6%, and 5.8% primarily on August 1, 2017, 2016, and 2015, respectively, under the ABF NMFA. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2017, 2016, and 2015 multiemployer health and welfare plan contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2017	2016	2015
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(25,768)	$(29,320)	$(35,231)
Interest rate swap	481	(542)	(897)
Foreign currency translation	(1,894)	(1,978)	(2,379)
Total	$(27,181)	$(31,840)	$(38,507)

After-tax amounts:
Unrecognized net periodic benefit costs	$(19,715)	$(21,886)	$(25,497)
Interest rate swap	292	(329)	(545)
Foreign currency translation	(1,151)	(1,202)	(1,454)
Total	$(20,574)	$(23,417)	$(27,496)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive income (loss) before reclassifications	(799)	(1,267)	216	252
Amounts reclassified from accumulated other comprehensive loss	4,878	4,878	—	—
Net current-period other comprehensive income	4,079	3,611	216	252

Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,968)	(2,640)	621	51
Amounts reclassified from accumulated other comprehensive loss	4,811	4,811	—	—
Net current-period other comprehensive income (loss)	2,843	2,171	621	51

Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	2017	2016
	(in thousands)
Amortization of net actuarial loss	$(3,908)	$(4,944)
Amortization of prior service credit	190	190
Pension settlement expense	(4,156)	(3,229)
Total, pre-tax	(7,874)	(7,983)
Tax benefit	3,063	3,105
Total, net of tax	$(4,811)	$(4,878)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2017		2016
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,066	$0.08	$2,088
Second quarter	$0.08	$2,078	$0.08	$2,087
Third quarter	$0.08	$2,063	$0.08	$2,074
Fourth quarter	$0.08	$2,057	$0.08	$2,069

On January 26, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 9, 2018.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2017, the Company purchased 286,179 shares for an aggregate cost of $6.0 million, leaving $31.7 million available for repurchase under the program as of December 31, 2017. Treasury shares totaled 2,851,578 and 2,565,399 as of December 31, 2017 and 2016, respectively.

NOTE K – SHARE‑BASED COMPENSATION

Stock Awards

As of December 31, 2017 and 2016, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units (“RSUs”). As of December 31, 2017, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2017	1,477,537	$23.88
Granted	504,550	$16.39
Vested	(438,018)	$18.27
Forfeited(1)	(84,809)	$23.88
Outstanding – December 31, 2017	1,459,260	$22.98

(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2017, 2016, and 2015 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2017	504,550	$16.39
2016	536,440	$15.89
2015	269,660	$35.50

The fair value of restricted stock awards that vested in 2017, 2016, and 2015 was $11.2 million, $5.8 million, and $9.8 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2017 was $16.3 million, which is expected to be recognized over a weighted‑average period of approximately 2.75 years.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2017	2016	2015
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$59,726	$18,652	$44,854
Effect of unvested restricted stock awards	(238)	(138)	(450)
Adjusted net income	$59,488	$18,514	$44,404
Denominator:
Weighted-average shares	25,683,745	25,751,544	26,013,716
Earnings per common share	$2.32	$0.72	$1.71

Diluted
Numerator:
Net income	$59,726	$18,652	$44,854
Effect of unvested restricted stock awards	(233)	(137)	(443)
Adjusted net income	$59,493	$18,515	$44,411
Denominator:
Weighted-average shares	25,683,745	25,751,544	26,013,716
Effect of dilutive securities	740,644	505,026	516,411
Adjusted weighted-average shares and assumed conversions	26,424,389	26,256,570	26,530,127
Earnings per common share	$2.25	$0.71	$1.67

Under the two‑class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSUs were modified to remove dividend rights and, therefore, the RSUs granted in 2017, 2016, and 2015 are not participating securities. For the year ended December 31, 2017, 2016, and 2015 outstanding stock awards of 0.1 million, 0.4 million, and 0.2 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of implementing its new corporate structure and management’s focus on the corresponding segment results to make operating decisions, the Company’s operating segments previously reported as Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) were combined into a single asset light logistics operation under the ArcBest segment beginning with the results reported for the three months and year ended December 31, 2016. As disclosed in the Company’s 2016 Annual Report on Form 10-K, the Company restated certain prior year operating segment data to conform to the restructured segment presentation. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements.

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

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, legal, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the ArcBest Board of Directors and certain executive compensation. Shared services costs attributable to the operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the operating segments. Management believes the methods used to allocate expenses are reasonable.

The Company’s reportable operating segments are as follows:

•

The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations include, national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

•

The ArcBest segment includes the results of operations of the Company’s Expedite, Truckload, and Truckload-Dedicated businesses as well as its premium logistics services; international freight transportation with air, ocean, and ground service offerings; household goods moving services to consumer and commercial customers; warehousing management and distribution services; and managed transportation solutions.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2017	2016(1)	2015(1)
	(in thousands)
REVENUES
Asset-Based	$1,993,314	$1,916,394	$1,916,579
ArcBest(2)	706,698	640,734	590,436
FleetNet	156,341	162,629	174,952
Other and eliminations	(29,896)	(19,538)	(15,062)
Total consolidated revenues	$2,826,457	$2,700,219	$2,666,905
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,125,186	$1,103,883	$1,063,016
Fuel, supplies, and expenses	234,006	216,263	244,772
Operating taxes and licenses	47,767	48,180	48,726
Insurance	30,761	29,178	28,591
Communications and utilities	17,373	16,181	14,158
Depreciation and amortization	82,507	80,331	71,320
Rents and purchased transportation	206,457	198,594	196,560
Shared services(1)	186,406	184,817	180,478
Gain on sale of property and equipment	(695)	(2,979)	(1,734)
Nonunion pension expense, including settlement(3)	4,799	2,313	1,832
Other	6,525	4,889	6,424
Restructuring costs(4)	344	1,173	—
Total Asset-Based	1,941,436	1,882,823	1,854,143
ArcBest(2)
Purchased transportation	563,497	502,159	460,172
Supplies and expenses	15,087	13,145	11,689
Depreciation and amortization	13,090	13,612	12,886
Shared services(1)	84,159	85,238	73,890
Other	11,189	11,678	11,007
Restructuring costs(4)	875	8,038	—
Total ArcBest	687,897	633,870	569,644

FleetNet	153,017	160,204	171,998
Other and eliminations	(9,403)	(5,648)	(4,376)
Total consolidated operating expenses(3)	$2,772,947	$2,671,249	$2,591,409
OPERATING INCOME
Asset-Based	$51,878	$33,571	$62,436
ArcBest(2)	18,801	6,864	20,792
FleetNet	3,324	2,425	2,954
Other and eliminations	(20,493)	(13,890)	(10,686)
Total consolidated operating income	$53,510	$28,970	$75,496
OTHER INCOME (COSTS)
Interest and dividend income	$1,293	$1,523	$1,284
Interest and other related financing costs	(6,342)	(5,150)	(4,400)
Other, net(5)	3,115	2,944	354
Total other income (costs)	(1,934)	(683)	(2,762)
INCOME BEFORE INCOME TAXES	$51,576	$28,287	$72,734

(1)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the modified presentation of segment expenses allocated from shared services as previously discussed in this Note.

(2)	The 2016 and 2017 periods include the operations of LDS since the September 2, 2016 acquisition date and the operations of Bear, which was acquired in December 2015.
(3)

For the year ended December 31, 2017, 2016, and 2015, nonunion pension expense, including settlement, (pre-tax) totaled $6.1 million, $3.1 million, and $2.4 million, respectively, on a consolidated basis, of which $4.8 million, $2.3 million, and $1.8 million, respectively, was reported by the Asset-Based segment.

(4)	Restructuring costs relate to the realignment of the Company’s corporate structure previously discussed in this Note.
(5)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2017	2016(1)	2015(1)
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(3)	$112,751	$110,170	$122,542
ArcBest	9,823	6,154	24,219
FleetNet	1,089	403	1,007
Other and eliminations(2)	26,288	34,910	11,249
	$149,951	$151,637	$159,017

	For the year ended December 31
	2017	2016(1)	2015(1)
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$82,507	$80,331	$71,320
ArcBest(4)	13,090	13,612	12,886
FleetNet(5)	1,089	1,210	1,119
Other and eliminations(2)	6,382	7,900	7,717
	$103,068	$103,053	$93,042

(1)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the modified presentation of segment expenses allocated from shared services as previously discussed in this Note.

(2)

Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.

(3)	Includes assets acquired through notes payable and capital leases of $84.2 million in 2017, $83.4 million in 2016, and $80.6 million in 2015.
(4)	Includes amortization of intangibles of $4.3 million, $4.0 million, and $3.7 million in 2017, 2016, and 2015, respectively.
(5)	Includes amortization of intangibles which totaled $0.2 million, $0.3 million, and $0.3 million in 2017, 2016, and 2015, respectively.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2017	2016	2015
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,367,433	$1,345,672	$1,297,129
Rents, purchased transportation, and other costs of services	869,584	823,683	790,612
Fuel, supplies, and expenses	304,126	270,138	292,039
Depreciation and amortization(1)	103,068	103,053	93,042
Other	125,773	118,390	118,587
Restructuring(2)	2,963	10,313	—
	$2,772,947	$2,671,249	$2,591,409

(1)	Includes amortization of intangible assets.
(2)	Restructuring costs relate to the realignment of the Company’s corporate structure previously discussed in this Note.

NOTE N – RESTRUCTURING CHARGES AND IMPAIRMENT

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded charges during 2017 and the fourth quarter of 2016, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses.

The following table presents restructuring charges recorded in operating expenses for the years ended December 31:

	2017	2016
	(in thousands)
Software impairment(1)	$—	$6,244
Contract terminations(2)	—	2,875
Severance and other(3)	2,963	1,194
Total charges	$2,963	$10,313

(1)	Non-cash charges related to software and other long-lived assets that were discontinued.
(2)	Charges associated with the termination of noncancelable lease and consulting agreements.
(3)	Primarily severance payments resulting from a reduction in headcount of approximately 130 positions and other employee-related costs.

The Company estimates it will incur restructuring charges of approximately $1.0 million in 2018 primarily for consulting fees related to continued integration of systems and processes to further implement our enhanced market approach.

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

At December 31, 2017 and 2016, the Company’s reserve, which was included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.4 million and $0.5 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2017 and 2016. The reclassifications the Company made to certain previously reported interim operating segment data to conform to the current year presentation of segment expenses allocated from shared services (see Note M) had no impact on the quarterly consolidated financial information presented in the tables within this Note.

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$651,088	$720,368	$744,280	$710,721
Operating expenses	663,341	695,634	719,931	694,041
Operating income (loss)	(12,253)	24,734	24,349	16,680
Other income (costs)	(394)	(599)	(281)	(660)
Income tax provision (benefit)(1)	(5,240)	8,358	9,280	(20,548)

Net income (loss)(1)	$(7,407)	$15,777	$14,788	$36,568

Earnings (loss) per common share(1)(2)
Basic	$(0.29)	$0.61	$0.57	$1.42
Diluted(1)	$(0.29)	$0.60	$0.56	$1.37

Average common shares outstanding
Basic	25,684,475	25,767,791	25,671,535	25,637,568
Diluted	25,684,475	26,291,641	26,393,359	26,540,716

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$621,455	$676,627	$713,923	$688,214
Operating expenses(3)	630,720	659,973	693,553	687,003
Operating income (loss)(3)	(9,265)	16,654	20,370	1,211
Other income (costs)	(480)	(273)	185	(115)
Income tax provision (benefit)	(3,642)	6,150	7,615	(488)

Net income (loss)(3)	$(6,103)	$10,231	$12,940	$1,584

Earnings (loss) per common share(2)
Basic	$(0.24)	$0.39	$0.50	$0.06
Diluted(3)	$(0.24)	$0.39	$0.49	$0.06

Average common shares outstanding
Basic	25,822,522	25,791,026	25,724,550	25,669,280
Diluted	25,822,522	26,246,868	26,211,524	26,272,487

(1)

Fourth quarter 2017 includes a provisional tax benefit of $25.8 million, or $0.97 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act.  See Note E.

(2)	The Company uses the two-class method for calculating earnings per share. See Note L.
(3)	Fourth quarter 2016 includes restructuring charges of $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2018 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “2017 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2017 Fiscal Year-End,” “2017 Option Exercises and Stock Vested,” “2017 Equity Compensation Plan Information,” “2017 Pension Benefits,” “2017 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2018, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2017 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2018, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2018, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2018, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period
	(in thousands)
Year Ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,437	$4,081		$2,416	(a)	$4,277	(b)	$7,657
Allowance for other accounts receivable	$849	$72	(c)	$—		$—		$921
Allowance for deferred tax assets	$293	$—		$—		$(551)	(d)	$844

Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,825	$1,643		$980	(a)	$2,011	(b)	$5,437
Allowance for other accounts receivable	$1,029	$(180)	(c)	$—		$—		$849
Allowance for deferred tax assets	$354	$—		$—		$61	(d)	$293

Year Ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,731	$998		$(144)	(a)	$1,760	(b)	$4,825
Allowance for other accounts receivable	$1,701	$(672)	(c)	$—		$—		$1,029
Allowance for deferred tax assets	$332	$22		$—		$—		$354

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
Note d –

Decrease (increase) in allowance due to changes in expectation of realization of certain state net operating losses and state deferred tax assets (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(a)(3) Exhibits

Exhibit No.
2.1

Stock Purchase Agreement, dated as of June 13, 2012, among Panther Expedited Services, Inc., the stockholders of Panther Expedited Services, Inc., Arkansas Best Corporation, and Fenway Panther Holdings, LLC, in its capacity as Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2012, File No. 000-19969, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on March 17, 1992, File No. 33-46483, and incorporated herein by reference).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2009, File No. 000-19969, and incorporated herein by reference).

3.3

Fifth Amended and Restated Bylaws of the Company dated as of October 31, 2016 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2016, File No. 000-19969, and incorporated herein by reference).

3.4

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, File No. 000-19969, and incorporated herein by reference).

10.1

Collective Bargaining Agreement, implemented on November 3, 2013 and effective through March 31, 2018, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014,  File No. 000-19969, and incorporated herein by reference).

10.2#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2015 awards) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015, File No. 000-19969, and incorporated herein by reference).

10.3#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for awards after 2015) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.4#

Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015, File No. 000-19969, and incorporated herein by reference).

10.5#

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.6#

Arkansas Best Corporation 2012 Change in Control Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2012, File No. 000-19969, and incorporated herein by reference).

10.7#

Amendment One to the ArcBest Corporation 2012 Change of Control Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.8#

Amendment Two to the ArcBest Corporation 2012 Change of Control Plan (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.9#

Arkansas Best Corporation Supplemental Benefit Plan, amended and restated, effective August 1, 2009 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.10#

Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.11#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.12#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.13#

The Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.14#

First Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.15#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, File No. 000-19969, and incorporated herein by reference).

10.16#

Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.17#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.18#

First Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.19#

Second Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.20#

Third Amendment to the ArcBest Corporation Executive Officer Annual Incentive  Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.21#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015, File No. 000-19969, and incorporated herein by reference).

10.22#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.23#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.24#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017, File No. 000-19969, and incorporated herein by reference).

10.25#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017, File No. 000-19969, and incorporated herein by reference).

10.26#

Consulting Agreement by and between ArcBest Corporation and J. Lavon Morton, dated January 31, 2017 (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.27

Second Amended and Restated Receivables Loan Agreement dated as of March 20, 2017 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, the financial institutions from time to time party thereto, as Lenders, and PNC Bank, National Association, as the LC Issuer and as Agent for the Lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017, File No. 000-19969, and incorporated herein by reference).

10.28*

First Amendment to Second Amended and Restated Receivables Loan Agreement and Omnibus Amendment, dated as of June 9, 2017 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, Regions Bank, as a lender, PNC Bank, National Association, as a lender, LC Issuer and Agent for the lenders and their assigns and the LC Issuer and its assigns.

10.29

Second Amended and Restated Credit Agreement, dated as of July 7, 2017, among ArcBest Corporation and certain of its subsidiaries from time to time party thereto, as Borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the Lenders and Issuing Banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2017, File No. 000-19969, and incorporated herein by reference).

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

(b) Exhibits

See Item 15(a)(3) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	February 28, 2018	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 28, 2018
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 28, 2018
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 28, 2018
Traci L. Sowersby	and Principal Accounting Officer

/s/ Eduardo F. Conrado	Director	February 28, 2018
Eduardo F. Conrado

/s/ Stephen E. Gorman	Director	February 28, 2018
Stephen E. Gorman

/s/ Michael P. Hogan	Director	February 28, 2018
Michael P. Hogan

/s/ William M. Legg	Director	February 28, 2018
William M. Legg

/s/ Kathleen D. McElligott	Director	February 28, 2018
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 28, 2018
Craig E. Philip

/s/ Steven L. Spinner	Director	February 28, 2018
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 28, 2018
Janice E. Stipp