Form 10-Q
period 2018-03-31
ARCBEST CORP /DE/
filed 2018-05-10
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, $0.01 par value	25,641,511 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2018	2017
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,652	$120,772
Short-term investments	54,669	56,401
Accounts receivable, less allowances (2018 – $7,837; 2017 – $7,657)	289,366	279,074
Other accounts receivable, less allowances (2018 – $936; 2017 – $921)	19,262	19,491
Prepaid expenses	24,891	22,183
Prepaid and refundable income taxes	10,267	12,296
Other	9,029	12,132
TOTAL CURRENT ASSETS	532,136	522,349
PROPERTY, PLANT AND EQUIPMENT
Land and structures	338,346	344,224
Revenue equipment	790,685	793,523
Service, office, and other equipment	189,055	179,950
Software	132,088	129,589
Leasehold improvements	8,948	8,888
	1,459,122	1,456,174
Less allowances for depreciation and amortization	884,959	865,010
PROPERTY, PLANT AND EQUIPMENT, net	574,163	591,164
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	72,336	73,469
DEFERRED INCOME TAXES	6,095	5,965
OTHER LONG-TERM ASSETS	65,033	64,374
TOTAL ASSETS	$1,358,083	$1,365,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$139,830	$129,099
Income taxes payable	93	324
Accrued expenses	202,656	211,237
Current portion of long-term debt	56,057	61,930
TOTAL CURRENT LIABILITIES	398,636	402,590
LONG-TERM DEBT, less current portion	196,425	206,989
PENSION AND POSTRETIREMENT LIABILITIES	36,984	39,827
OTHER LONG-TERM LIABILITIES	12,320	15,616
DEFERRED INCOME TAXES	48,244	49,157
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2018: 28,498,971 shares; 2017: 28,495,628 shares	285	285
Additional paid-in capital	321,265	319,436
Retained earnings	450,267	438,379
Treasury stock, at cost, 2018: 2,857,460 shares; 2017: 2,851,578 shares	(86,265)	(86,064)
Accumulated other comprehensive loss	(20,078)	(20,574)
TOTAL STOCKHOLDERS’ EQUITY	665,474	651,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,358,083	$1,365,641

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$700,001	$651,088

OPERATING EXPENSES	687,276	660,988

OPERATING INCOME (LOSS)	12,725	(9,900)

OTHER INCOME (COSTS)
Interest and dividend income	526	274
Interest and other related financing costs	(2,059)	(1,315)
Other, net	(2,201)	(1,706)
TOTAL OTHER INCOME (COSTS)	(3,734)	(2,747)

INCOME (LOSS) BEFORE INCOME TAXES	8,991	(12,647)

INCOME TAX BENEFIT	(963)	(5,240)

NET INCOME (LOSS)	$9,954	$(7,407)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.39	$(0.29)
Diluted	$0.37	$(0.29)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,642,871	25,684,475
Diluted	26,596,376	25,684,475

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2018	2017
	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$9,954	$(7,407)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2018 – $899; 2017 – $935)	2,590	(1,471)
Pension settlement expense, net of tax of: (2018 – $168; 2017 – $761)	486	1,196
Amortization of unrecognized net periodic benefit costs, net of tax of: (2018 – $219; 2017 – $401)
Net actuarial loss	649	660
Prior service credit	(17)	(29)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2018 – $219; 2017 – $88)	436	135
Change in foreign currency translation, net of tax of: (2018 – $223; 2017 – $76)	(72)	119

OTHER COMPREHENSIVE INCOME, net of tax	4,072	610

TOTAL COMPREHENSIVE INCOME (LOSS)	$14,026	$(6,797)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards:				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				9,954				9,954
Other comprehensive income, net of tax							4,072	4,072
Issuance of common stock under share-based compensation plans	3	—	—					—
Tax effect of share-based compensation plans			(41)					(41)
Share-based compensation expense			1,870					1,870
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(2,058)				(2,058)
Balance at March 31, 2018	28,499	$285	$321,265	$450,267	2,857	$(86,265)	$(20,078)	$665,474

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2018	2017
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$9,954	$(7,407)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,352	24,258
Amortization of intangibles	1,134	1,136
Pension settlement expense	654	1,957
Share-based compensation expense	1,870	1,731
Provision for losses on accounts receivable	445	442
Deferred income tax benefit	(2,749)	(4,197)
Gain on sale of property and equipment	(221)	(613)
Changes in operating assets and liabilities:
Receivables	(10,260)	3,345
Prepaid expenses	(2,587)	(5,174)
Other assets	2,732	(3,357)
Income taxes	1,938	(1,205)
Accounts payable, accrued expenses, and other liabilities	3,513	(9,155)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,775	1,761

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(7,177)	(12,273)
Proceeds from sale of property and equipment	1,050	1,692
Purchases of short-term investments	(4,410)	(6,223)
Proceeds from sale of short-term investments	6,245	6,125
Capitalization of internally developed software	(2,164)	(2,440)
NET CASH USED IN INVESTING ACTIVITIES	(6,456)	(13,119)

FINANCING ACTIVITIES
Payments on long-term debt	(16,558)	(17,297)
Net change in book overdrafts	(2,572)	(981)
Payment of common stock dividends	(2,058)	(2,066)
Purchases of treasury stock	(201)	—
Payments for tax withheld on share-based compensation	(50)	(325)
NET CASH USED IN FINANCING ACTIVITIES	(21,439)	(20,669)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	3,880	(32,027)
Cash and cash equivalents and restricted cash at beginning of period	120,772	115,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$124,652	$83,215

NONCASH INVESTING ACTIVITIES
Equipment financed	$121	$694
Accruals for equipment received	$883	$440

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest Corporation (the “Company”) is the parent holding company of businesses providing integrated logistics solutions. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest®, the Company’s asset-light logistics operation; and FleetNet. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 68% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2018. As of March 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”). The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of the Asset-Based segment’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA increased approximately 2.5% on a compounded annual basis throughout the contract period which extended through March 31, 2018.

On March 28, 2018, ABF Freight and the Teamsters National Freight Industry Negotiating Committee, the negotiating arm of the IBT, reached a tentative agreement on a new collective bargaining agreement for the next contract period (the “tentative contract agreement”) and agreed to an extension of the existing ABF NMFA to allow for the ratification process of the new agreement to take place. The tentative contract agreement is currently subject to ratification by ABF Freight’s IBT member employees. In the event ABF Freight’s union employees do not ratify the tentative contract agreement, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s business, results of operations, cash flows, and financial position in 2018 and subsequent years.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

As previously disclosed in our 2017 Annual Report on Form 10-K, the Company modified the presentation of segment expenses allocated from shared services during the third quarter of 2017. Previously, expenses allocated from company-wide functions were categorized in individual segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the Company’s operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K. The following policies have been updated during the three months ended March 31, 2018 for the adoption of accounting standard updates disclosed within this Note.

Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The Company’s annual impairment testing is performed as of October 1.

Revenue Recognition: Revenues are recognized when or as control of the promised services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Asset-Based Segment

Asset-Based segment revenues primarily consist of less-than-truckload freight delivery. Performance obligations are satisfied upon final delivery of the freight to the specified destination. Revenue is recognized based on the relative transit time in each reporting period with expenses recognized as incurred. A bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method.

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. The Company estimates these amounts based on the expected discounts earned by customers and revenue is recognized based on the estimates. Revenue adjustments may also occur due to rating or other billing adjustments. The Company estimates revenue adjustments based on historical information and revenue is recognized accordingly at the time of shipment. Management believes that actual amounts will not vary significantly from estimates of variable consideration.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remains primarily responsible for fulfilling delivery to the customer and maintains discretion in setting the price for the services.

ArcBest Segment

ArcBest segment revenues consist primarily of asset-light logistics services using third-party vendors to provide transportation services. ArcBest segment revenue is generally recognized based on the relative transit time in each reporting period using estimated standard delivery times for freight in transit at the end of the reporting period. Purchased transportation expense is recognized as incurred consistent with the recognition of revenue.

Revenue and purchased transportation expense are reported on a gross basis for shipments and services where the Company uses a third-party carrier for pickup and delivery but remains primarily responsible to the customer for delivery and has discretion in setting the price for the service.

FleetNet Segment

FleetNet segment revenues consist of service fee revenue, roadside repair revenue and routine maintenance services. Service fee revenue for the FleetNet segment is recognized upon response to the service event. Repair revenue for the FleetNet segment is recognized upon completion of the service by third-party vendors.

Revenue and expense from repair and maintenance services performed by third-party vendors are reported on a gross basis as FleetNet controls the services prior to transfer to the customer and remains primarily responsible to the customer for completion of the services.

Other Recognition and Disclosure

The Company records deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $5.6 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

Payment terms with customers may vary depending on the service provided, location or specific agreement with the customer. The term between invoicing and when payment is due is not significant. For certain services, payment is required before the services are provided to the customer.

The Company expenses sales commissions when incurred because the amortization period is one year or less.

The Company has elected to apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original length of one year or less or contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Adopted Accounting Pronouncements

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”) provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and the timing of when it is recognized. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic method of accounting under ASC Topic 605, Revenue Recognition, (“ASC Topic 605”). The Company’s major service lines for presentation of disaggregated revenues from contracts with customers are consistent with the Company’s reportable operating segments as presented in Note J.

The primary impact of adopting ASC Topic 606 was to recognize ArcBest segment revenue over time instead of at final delivery of the shipment. As a result, revenue will generally be recorded earlier under ASC Topic 606 compared to ASC Topic 605. Asset-Based and FleetNet segment revenues were not impacted.

The Company recorded a net increase to opening retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606. The impact to both revenues and purchased transportation expense for the quarter ended March 31, 2018 was a decrease of $0.3 million, as a result of applying ASC Topic 606.

Effective January 1, 2018, the Company adopted an amendment to ASC Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”) which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. The amendment requires the service cost component of net periodic benefit cost to continue to be included in the same line item as other compensation costs arising from services rendered by the related employees, but requires the other components of net periodic benefit cost, including pension settlement expense, to be presented separately from the service cost component and outside of the subtotal of income from operations. The provisions of the amendment are required to be applied retrospectively and were effective for the Company beginning January 1, 2018.

The Company has not incurred service cost under its nonunion defined benefit pension plan or its supplemental benefit plan (the “SBP”) since the accrual of benefits under the plans were frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under its postretirement health benefit plan which will continue to be reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement charges) of the nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are reported within the other line item of other income (costs) beginning in first quarter 2018. As a result of retrospectively applying the provisions of the amendment, $2.4 million was reclassified from operating expenses to other income (costs) for the three months ended March 31, 2017. There was no change to consolidated net income (loss) or earnings (loss) per share as a result of the change in presentation under the new standard.

In February 2018, the FASB issued an amendment to ASC Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (“ASC Topic 220”) which allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Company early adopted this amendment for first quarter 2018 and adjusted the tax effect of items within accumulated other comprehensive income to reflect the appropriate tax rate under the Tax Reform Act in the period of adoption. As a result of applying the provisions of the amendment, the Company elected to reclassify $3.6 million of stranded income tax effects from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

Amounts recognized in other comprehensive income or loss related to the Company’s nonunion defined benefit pension plan, supplemental benefit plan, and postretirement health benefit plan are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment which created the prior service credit. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized. Amounts recognized in other comprehensive income or loss related to the change in unrealized gain or loss on the Company’s interest rate swap agreements are reclassified out of accumulated other comprehensive loss into income (loss) in the period during which the hedged transaction affects earnings.

Effective January 1, 2018, the Company early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the amendment did not have an impact on the consolidated financial statements for the three months ended March 31, 2018.

Accounting Pronouncements Not Yet Adopted

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. The new standard is expected to be adopted on the modified retrospective basis, which will require leases existing at or entered into after the beginning of the earliest comparative period to be valued and recorded on the consolidated balance sheets.  The Company has established an implementation team and is evaluating the new guidance. Management expects the new standard to have a material impact on the Company’s consolidated balance sheets, and is still evaluating the impact on the consolidated statements of operations and consolidated statements of cash flows.

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

Management believes there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$93,022	$86,510
Variable rate demand notes(1)(2)	17,810	19,744
Money market funds(3)	13,820	14,518
Total cash and cash equivalents	$124,652	$120,772

Short-term investments
Certificates of deposit(1)	$54,669	$56,401

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2018 and December 31, 2017, cash and cash equivalents totaling $69.1 million and $61.1 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2018		2017
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	45,000	45,000
Notes payable(3)	137,056	135,282	153,441	152,131
	$252,056	$250,282	$268,441	$267,131

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$13,820	$13,820	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,332	2,332	—	—
Interest rate swaps(3)	1,199	—	1,199	—
	$17,351	$16,152	$1,199	$—
Liabilities:
Contingent consideration(4)	$3,711	$—	$—	$3,711

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$14,518	$14,518	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,359	2,359	—	—
Interest rate swaps(3)	481	—	481	—
	$17,358	$16,877	$481	$—
Liabilities:
Contingent consideration(4)	$6,970	$—	$—	$6,970

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 inputs) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2018 and December 31, 2017 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses as of March 31, 2018 and included in accrued expenses and other long-term liabilities based on when expected payouts become due as of December 31, 2017. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 11.9% and 12.5% as of March 31, 2018 and December 31, 2017. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2017	$6,970
Payments(1)	(3,528)
Change in fair value included in operating expenses	269
Balances at March 31, 2018	$3,711

(1)	Payments released from escrow account reported in other current assets in the consolidated balance sheet.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both March 31, 2018 and December 31, 2017.

Intangible assets consisted of the following:

		March 31, 2018			December 31, 2017
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$20,842	$39,589	$60,431	$19,745	$40,686
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	585	447	1,032	549	483
	13	64,663	24,627	40,036	64,663	23,494	41,169
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$96,963	$24,627	$72,336	$96,963	$23,494	$73,469

The future amortization for intangible assets and acquired software as of March 31, 2018 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2018	$4,978	$3,387	$1,591
2019	5,463	4,482	981
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
Thereafter	18,916	18,916	—
Total amortization	$42,631	$40,036	$2,595

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of approximately $2.6 million was recognized in the first quarter of 2018. The additional reduction relates to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax benefit rate was 10.7% and 41.4% for the three months ended March 31, 2018 and 2017, respectively.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of approximately $1.3 million at December 31, 2017, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s current fiscal tax year includes the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the first quarter 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a projected combined tax rate of 25.8% (based on the federal statutory rate of 21% plus applicable state tax rates) was applied to the month of March 2018.

For the three-month period ended March 31, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the $2.6 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. For the three months ended March 31, 2018 and 2017, the difference between the Company’s effective tax rate and the federal statutory rate also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, and changes in the cash surrender value of life insurance.

As of March 31, 2018, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2018 and concluded that, other than for certain deferred tax assets related to state net operating loss and contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.6 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the Company also had a $0.5 million valuation allowance relating to anticipated foreign tax credit carryforwards that are unlikely to be used as a result of the lower U.S. income tax rate.

The Company established a reserve for uncertain tax positions of less than $0.1 million at December 31, 2016, and maintained the reserve at March 31, 2018, due to uncertainty of how the IRS will interpret regulations related to research and development credits claimed on the Company’s 2015 federal return. The Company established a reserve for an uncertain tax position of $0.9 million at March 31, 2018, due to credits taken on amended federal returns.

The Company paid state and foreign income taxes of $1.1 million and state income taxes of less than $0.1 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company received refunds of $1.0 million of federal and state income taxes and less than $0.1 million of state income taxes that were paid in prior years, respectively.

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

	March 31	December 31
	2018	2017
	(in thousands)
Credit Facility (interest rate of 3.4%(1) at March 31, 2018)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.6% at March 31, 2018)	45,000	45,000
Notes payable (weighted-average interest rate of 2.7% at March 31, 2018)	137,056	153,441
Capital lease obligations (weighted-average interest rate of 5.7% at March 31, 2018)	426	478
	252,482	268,919
Less current portion	56,057	61,930
Long-term debt, less current portion	$196,425	$206,989

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2018.

Scheduled maturities of long-term debt obligations as of March 31, 2018 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$63,064	$2,579	$1,384	$58,865	$236
Due after one year through two years	82,310	2,895	46,587	32,627	201
Due after two years through three years	26,293	2,966	—	23,320	7
Due after three years through four years	23,276	2,921	—	20,349	6
Due after four years through five years	79,541	70,796	—	8,745	—
Due after five years	—	—	—	—	—
Total payments	274,484	82,157	47,971	143,906	450
Less amounts representing interest	22,002	12,157	2,971	6,850	24
Long-term debt	$252,482	$70,000	$45,000	$137,056	$426

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2018	2017
	(in thousands)
Revenue equipment	$249,053	$269,950
Land and structures (service centers)	1,794	1,794
Software	486	486
Service, office, and other equipment	100	100
Total assets securing notes payable or held under capital leases	251,433	272,330
Less accumulated depreciation and amortization(1)	84,766	87,691
Net assets securing notes payable or held under capital leases	$166,667	$184,639

(1)	Amortization of assets under held capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its second amended and restated credit agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of March 31, 2018, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2018.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2018. The fair value of the interest rate swap of $0.4 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of March 31, 2018. The fair value of the interest rate swap of $0.8 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at March 31, 2018 and December 31, 2017, and the change in the unrealized income (loss) on the interest rate swaps for the three months ended March 31, 2018 and 2017 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at March 31, 2018.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on April 1, 2020, allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2018, $45.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2018.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2018, standby letters of credit of $17.7 million have been issued under the program, which reduced the available borrowing capacity to $62.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2018, the Company had letters of credit outstanding of $18.3 million (including $17.7 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2018, surety bonds outstanding related to the self-insurance program totaled $61.0 million.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$92	$122
Interest cost	1,015	1,240	27	26	209	265
Expected return on plan assets	(401)	(2,167)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(23)	(47)
Pension settlement expense	654	1,957	—	—	—	—
Amortization of net actuarial loss(1)	778	886	20	20	76	173
Net periodic benefit cost	$2,046	$1,916	$47	$46	$354	$513

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. The plan has filed for a determination letter from the IRS regarding the qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Until a favorable determination letter is received and the benefit election forms are distributed to participants, the methodologies for establishing plan assumptions will continue to be consistent with those used prior to the amendment to terminate the plan. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, may occur in 2018. However, the timing of recognizing these settlements in the consolidated financial statements is highly dependent on when and if the plan receives the favorable determination letter from the IRS.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three months ended March 31, 2018 of $0.7 million (pre-tax), or $0.5 million (after-tax), related to $4.8 million of lump-sum benefit distributions from the plan. For the three months ended March 31, 2017, pension settlement expense of $2.0 million (pre-tax), or $1.2 million (after-tax), was recognized related to $4.8 million of lump-sum distributions from the plan and a $7.6 million nonparticipating annuity contract purchased from an insurance company to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2018.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2018:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2017	$137,417
Interest cost	1,015
Actuarial gain(1)	(3,487)
Benefits paid	(4,864)
Benefit obligations at March 31, 2018	130,081
Change in plan assets
Fair value of plan assets at December 31, 2017	124,831
Actual return on plan assets	402
Benefits paid	(4,864)
Fair value of plan assets at March 31, 2018	120,369
Funded status at period end(2)	$(9,712)

Accumulated benefit obligation	$130,081

(1)	Primarily related to the impact of an increase in the discount rate at the March 31, 2018 remeasurement upon settlement compared to the discount rate at the December 31, 2017 measurement date.
(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2018.

Based upon currently available actuarial information, and except for the impact of funding for plan termination, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2018. The plan’s preliminary adjusted funding target attainment percentage (“AFTAP”) is 112.97% as of the January 1, 2018 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contribution obligations to these plans are generally specified in the ABF NMFA, which remained in effect through March 31, 2018 and was extended to allow for the ratification process of the new agreement to take place. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006, which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury for the reduction of certain accrued benefits. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 30, 2018, in which the plan’s actuary certified that, as of January 1, 2018, the plan is in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2017 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31	December 31
	2018	2017
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(20,774)	$(25,768)
Interest rate swap	1,199	481
Foreign currency translation	(1,991)	(1,894)

Total	$(21,566)	$(27,181)

After-tax amounts:
Unrecognized net periodic benefit costs	$(19,398)	$(19,715)
Interest rate swap	791	292
Foreign currency translation	(1,471)	(1,151)
Total	$(20,078)	$(20,574)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2018 and 2017:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	2,954	2,590	436	(72)
Amounts reclassified from accumulated other comprehensive loss	1,118	1,118	—	—
Net current-period other comprehensive income (loss)	4,072	3,708	436	(72)

Balances at March 31, 2018	$(20,078)	$(19,398)	$791	$(1,471)

Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,217)	(1,471)	135	119
Amounts reclassified from accumulated other comprehensive loss	1,827	1,827	—	—
Net current-period other comprehensive income	610	356	135	119

Balances at March 31, 2017	$(22,807)	$(21,530)	$(194)	$(1,083)

(1)

The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220 (see Note A).

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Three Months Ended March 31
	2018	2017
	(in thousands)
Amortization of net actuarial loss	$(874)	$(1,079)
Amortization of prior service credit	23	47
Pension settlement expense	(654)	(1,957)
Total, pre-tax	(1,505)	(2,989)
Tax benefit	387	1,162
Total, net of tax	$(1,118)	$(1,827)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2018		2017
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,058	$0.08	$2,066

On May 1, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 15, 2018.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2017, the Company had $31.7 million remaining under the program for repurchases of its common stock. During the three months ended March 31, 2018, the Company purchased 5,882 shares for an aggregate cost of $0.2 million, leaving $31.5 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of March 31, 2018 and December 31, 2017, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2018	1,459,260	$22.98
Granted	2,400	$33.85
Vested	(4,700)	$24.09
Outstanding – March 31, 2018	1,456,960	$22.99

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2018	2017
	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss)	$9,954	$(7,407)
Effect of unvested restricted stock awards	(30)	(17)
Adjusted net income (loss)	$9,924	$(7,424)
Denominator:
Weighted-average shares	25,642,871	25,684,475
Earnings (loss) per common share	$0.39	$(0.29)

Diluted
Numerator:
Net income (loss)	$9,954	$(7,407)
Effect of unvested restricted stock awards	(29)	(17)
Adjusted net income (loss)	$9,925	$(7,424)
Denominator:
Weighted-average shares	25,642,871	25,684,475
Effect of dilutive securities	953,505	—
Adjusted weighted-average shares and assumed conversions	26,596,376	25,684,475
Earnings (loss) per common share	$0.37	$(0.29)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. Outstanding stock awards of 0.1 million for the three months ended March 31, 2018 were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share. For the three months ended March 31, 2017, outstanding stock awards of 0.8 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of decreasing the loss per share.

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

As disclosed in the Company’s 2017 10-K, the Company modified the presentation of segment expenses allocated from shared services, during the third quarter of 2017. Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the Company’s operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, legal, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the ArcBest Board of Directors, and certain executive compensation. Shared services costs attributable to the operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the operating segments. Management believes the methods used to allocate expenses are reasonable.

Effective January 1, 2018, the Company retrospectively adopted an amendment to ASC Topic 715 which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in the consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three months ended March 31, 2018 and 2017. The adoption of this accounting policy is further discussed in Note A and the detail of our net periodic benefit costs are presented in Note F.

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

•

The ArcBest segment includes the results of operations of the Company’s expedite, truckload, and truckload-dedicated businesses as well as its premium logistics services; international freight transportation with air, ocean, and ground service offerings; household goods moving services to consumer, commercial, and government customers; warehousing management and distribution services; and managed transportation solutions. Under the Company’s enhanced marketing approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. As such, management’s operating decisions have become more focused on the segment’s combined operations, rather than on individual service offerings within the segment’s operations.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for household goods moving services is typically stronger in the summer months.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2018	2017
	(in thousands)
REVENUES
Asset-Based	$482,115	$464,356
ArcBest	181,933	152,876
FleetNet	47,759	40,238
Other and eliminations	(11,806)	(6,382)
Total consolidated revenues	$700,001	$651,088

OPERATING EXPENSES(1)
Asset-Based
Salaries, wages, and benefits	$269,779	$279,380
Fuel, supplies, and expenses	62,193	58,390
Operating taxes and licenses	11,756	11,823
Insurance	6,628	7,118
Communications and utilities	4,521	4,517
Depreciation and amortization	20,930	20,519
Rents and purchased transportation	46,133	46,426
Shared services(2)	45,607	43,503
Gain on sale of property and equipment	(133)	(617)
Other	1,299	1,505
Restructuring costs(3)	—	140
Total Asset-Based	468,713	472,704

ArcBest
Purchased transportation	148,372	121,987
Supplies and expenses	3,230	3,670
Depreciation and amortization	3,408	3,266
Shared services(2)	21,868	19,586
Other	1,881	2,464
Restructuring costs(3)	9	810
Total ArcBest	178,768	151,783

FleetNet	46,238	39,217
Other and eliminations	(6,443)	(2,716)
Total consolidated operating expenses	$687,276	$660,988

(1)

As previously discussed in this Note, the Company retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements and, therefore, excluded from the presentation of operating segment data within this table.

(2)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the modified presentation of segment expenses allocated from shared services as previously discussed in this Note.

(3)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).

	Three Months Ended
	March 31
	2018	2017
	(in thousands)
OPERATING INCOME (LOSS)(1)
Asset-Based	$13,402	$(8,348)
ArcBest	3,165	1,093
FleetNet	1,521	1,021
Other and eliminations	(5,363)	(3,666)
Total consolidated operating income (loss)	$12,725	$(9,900)

OTHER INCOME (COSTS)
Interest and dividend income	$526	$274
Interest and other related financing costs	(2,059)	(1,315)
Other, net(1)(2)	(2,201)	(1,706)
Total other income (costs)	(3,734)	(2,747)
INCOME (LOSS) BEFORE INCOME TAXES	$8,991	$(12,647)

(1)

As previously discussed in this Note, for the three months ended March 31, 2018 and 2017, the components of net periodic benefit cost other than service cost are presented within other income (costs) rather than within operating income (loss) in accordance with an amendment to ASC Topic 715, which the Company adopted retrospectively effective January 1, 2018.

(2)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	2018	2017
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$328,757	$332,590
Rents, purchased transportation, and other costs of services	223,756	199,871
Fuel, supplies, and expenses	78,646	72,662
Depreciation and amortization(1)	26,486	25,394
Other	29,255	28,840
Restructuring costs(2)	376	1,631
	$687,276	$660,988

(1)	Includes amortization of intangible assets.
(2)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded $0.4 million and $1.6 million of restructuring charges in operating expenses during the three months ended March 31, 2018 and 2017, respectively, primarily for employee-related costs.

The Company estimates it will incur restructuring charges of approximately $1.0 million in 2018 primarily for consulting fees related to continued integration of systems and processes to further implement its enhanced market approach.

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

At March 31, 2018 and December 31, 2017, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.4 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

As previously disclosed in our 2017 Annual Report on Form 10-K, we modified the presentation of segment expenses allocated from shared services during the third quarter of 2017. Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, legal, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within our operating segment disclosures. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on each segment’s total expenses as a result of the reclassifications. See additional descriptions of our segments and the reclassifications made to certain prior year operating segment data in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Effective January 1, 2018, the Company retrospectively adopted an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”), which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in our consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three months ended March 31, 2018 and 2017. There was no change to consolidated net income (loss) or earnings (loss) per share as a result of the change in presentation under the new standard. The adoption of this accounting policy is further discussed in Note A to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the detail of our net periodic benefit costs are presented in Note F to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. Our 2017 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject. One of those risk factors disclosed in our 2017 Form 10-K is as follows:

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

Tentative Contract Agreement

As of March 2018, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) which extended through March 31, 2018. On March 28, 2018, ABF Freight and the Teamsters National Freight Industry Negotiating Committee, the negotiating arm of the IBT, reached a tentative agreement on a new collective bargaining agreement for the next contract period (the “tentative contract agreement”) and agreed to an extension of the existing ABF NMFA to allow for the ratification process of the new agreement to take place.

The tentative contract agreement is currently subject to ratification by ABF Freight’s IBT member employees. In the event that the tentative contract agreement is not ratified, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on our business, results of operations, financial condition, and cash flows in 2018 and subsequent years.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2018	2017
	(in thousands, except per share data)
REVENUES
Asset-Based	$482,115	$464,356

ArcBest	181,933	152,876
FleetNet	47,759	40,238
Total Asset-Light	229,692	193,114

Other and eliminations	(11,806)	(6,382)
Total consolidated revenues	$700,001	$651,088

OPERATING INCOME (LOSS)(1)
Asset-Based	$13,402	$(8,348)

ArcBest	3,165	1,093
FleetNet	1,521	1,021
Total Asset-Light	4,686	2,114

Other and eliminations	(5,363)	(3,666)
Total consolidated operating income (loss)	$12,725	$(9,900)

NET INCOME (LOSS)	$9,954	$(7,407)

DILUTED EARNINGS (LOSS) PER SHARE	$0.37	$(0.29)

(1)

As previously discussed in the General section of MD&A, we retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements. Therefore, these costs are excluded from the presentation of operating income (loss) in this table for the three months ended March 31, 2018 and 2017.

Our consolidated revenues, which totaled $700.0 million for the three months ended March 31, 2018 increased 7.5% compared to the same prior-year period. The year-over-year increase in consolidated revenues reflects an 18.9% increase in revenues of our Asset-Light operations, which represent the combined operations of our ArcBest and FleetNet segments, and a 3.8% increase in our Asset-Based revenues. Our Asset-Based revenue growth reflects an 8.9% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, partially offset by a 3.7% decline in total tonnage per day for the three months ended March 31, 2018, versus the same period of 2017. The first quarter 2018 increase in billed revenue per hundredweight reflects pricing initiatives we implemented during 2017 as part of our continued focus on yield improvement. Our Asset-Light revenue growth was primarily due to higher revenue per shipment associated with improved market prices in the ArcBest segment. FleetNet revenues also increased for the three months ended March 31, 2018, primarily due to higher service event volume compared to the same period of 2017. On a combined basis, the Asset-Light operating segments generated approximately 32% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2018.

For the three months ended March 31, 2018, consolidated operating income totaled $12.7 million, compared to an operating loss of $9.9 million for the same period of 2017, with each reportable operating segment experiencing year-over-year operating income improvements. The $22.6 million increase in our consolidated operating results for the three months ended March 31, 2018, compared to the same prior-year period, was primarily due to higher revenues, driven by yield improvement initiatives, and cost management. The improvement in consolidated operating results was also favorably impacted by lower nonunion healthcare costs and lower restructuring charges for the three months ended March 31, 2018, compared to the same period of 2017. Nonunion healthcare costs decreased $3.3 million for the first quarter of 2018, compared to the first quarter of 2017, primarily due to a decrease in both the number of health claims filed and in the average cost per claim. Restructuring charges related to the realignment of our organizational structure totaled $0.4 million for the three months ended March 31, 2018, compared to $1.6 million for the same period of 2017.

The loss reported in the “Other and eliminations” line of consolidated operating income (loss) which totaled $5.4 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively, includes $0.4 million and $0.7 million, respectively, of the previously mentioned restructuring charges related to our enhanced market approach.  The “Other and eliminations” line also includes expenses related to investments for improving the delivery of services to ArcBest’s customers, investments in comprehensive transportation and logistics services across multiple operating segments, and other investments in ArcBest technology and innovations. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” for second quarter 2018 to be consistent with first quarter 2018 and to be approximately $20.0 million for full year 2018.

In addition to the above items, consolidated net income (loss) and earnings (loss) per share were impacted by nonunion defined benefit pension expense, including settlement, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income (loss) line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies did not impact our diluted earnings per share for the three months ended March 31, 2018, but contributed $0.02 per diluted share for the three months ended March 31, 2017.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $1.5 million, or $0.06 per diluted share, and $1.2 million, or $0.05 per diluted share, for the three months ended March 31, 2018 and 2017, respectively. These expenses include net periodic benefit costs (as detailed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), including pension settlement charges due to lump-sum benefit distributions and an annuity contract purchase made by the plan in first quarter 2017. In October 2017, our Board of Directors adopted a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan, and such amendment was executed in November 2017 with a termination date of December 31, 2017. The plan has filed for a determination letter from the Internal Revenue Service (the “IRS”) regarding qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants, and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, may occur in 2018. However, the timing of recognizing these settlements in our consolidated financial statements is highly dependent on when and if we receive the favorable determination letter from the IRS.

We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan, the amount of which will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Total nonunion pension expense, including settlement, is estimated to be approximately $2.0 million, or $1.5 million after-tax, for the second quarter of 2018; however, settlement charges could be higher if eligible plan participants elect to receive a lump sum distribution of their pension benefit ahead of the plan termination.

For the three months ended March 31, 2018, consolidated net income and earnings per share were impacted by a provisional tax benefit of $2.7 million, or $0.10 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (The impact of the Tax Reform Act is discussed further in the Income Taxes section of MD&A and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.) Consolidated net income and earnings per share for the three months ended March 31, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted consolidated net income and earnings per share for the three months ended March 31, 2018, are further described within the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of our Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Second Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2018	2017
	(in thousands)
Net income (loss)	$9,954	$(7,407)
Interest and other related financing costs	2,059	1,315
Income tax benefit(1)	(963)	(5,240)
Depreciation and amortization	26,486	25,394
Amortization of share-based compensation	1,870	1,731
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,528	3,037
Restructuring charges(2)	376	1,631
Consolidated Adjusted EBITDA	$41,310	$20,461

(1)

Includes a tax benefit of $2.7 million in 2018 as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act. See the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the impact of the Tax Cuts and Jobs Act.

(2)	Restructuring charges relate to the realignment of the Company’s organizational structure.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2017 Annual Report on Form 10‑K.

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

As previously disclosed within the General section of MD&A, we have reclassified certain prior period segment operating expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses allocated from shared services and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for description of the Asset-Based segment and additional segment information, including revenues and operating income for the three months ended March 31, 2018 and 2017, as well as explanation of the expense category reclassifications for shared services.

The Asset-Based segment represented approximately 68% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2018. As of March 2018, approximately 82% of the Asset-Based segment’s employees were covered under the ABF NMFA with the IBT. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provided for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of Asset-Based employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA increased approximately 2.5% on a compounded annual basis throughout the contract period which extended through March 31, 2018.

As previously disclosed in the General section of MD&A, on March 28, 2018, ABF Freight and the Teamsters National Freight Industry Negotiating Committee, the negotiating arm of the IBT, reached a tentative agreement on a new collective bargaining agreement for the next contract period and agreed to an extension of the existing ABF NMFA to allow for the ratification process of the new agreement to take place.

The tentative contract agreement is currently subject to ratification by ABF Freight’s IBT member employees. As previously announced in our Current Report on Form 8-K on April 13, 2018, the major economic provisions of the tentative contract agreement, which has a 63-month contract term extending from April 1, 2018 to June 30, 2023, include:

•

restoration of a week of vacation which begins accruing on anniversary dates that begin on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements;

•	wage increases in each year of the contract, beginning July 1, 2018;
•	ratification bonuses for qualifying employees;
•	contributions to multiemployer pension plans at current rates for each fund;
•	continuation of existing health coverage and annual multiemployer health and welfare contribution rate increases in accordance with the contract;
•	changes to purchased transportation provisions with certain protections for road drivers as specified in the contract; and
•	profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year during the contract.

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

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing better aligns our pricing mechanisms with the metrics which affect our costs to ship the freight. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Management believes the implementation of space-based pricing has been well-accepted by customers with shipments to which CMC charges have been applied; however, overall customer acceptance of the CMC is difficult to ascertain. Management cannot predict, with reasonable certainty, the effect of changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the first quarter of 2018, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The year-over-year Asset-Based revenue comparison for the three months ended March 31, 2018 was impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits expense of the Asset-Based segment amounted to 56.0% of revenue for the three months ended March 31, 2018 compared to 60.2% for the same period of 2017. Changes in salaries, wages, and benefits expense as a percentage of revenue are discussed in the following Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. During negotiations for the tentative contract agreement, ABF Freight continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results.

The combined effect of cost reductions under the ABF NMFA that is currently in effect, lowered cost increases throughout the contract period, and increased flexibility in labor work rules were important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2017. Rate freezes for the annual contribution period which began August 1, 2017 impacted multiemployer pension plans to which ABF Freight made approximately 70% of its total multiemployer pension contributions for the year ended December 31, 2017. Including the effect of these rate freezes, the average health, welfare, and pension benefit contribution rate increased approximately 2.8% and 2.0% effective primarily on August 1, 2016 and 2017, respectively. Effective July 1, 2017, the ABF NMFA contractual wage rate increased 2.5%. As previously outlined, the tentative contract agreement provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates currently being paid under the ABF NMFA that is currently in effect, while wage rates and health and welfare contribution rates for most plans would increase annually in accordance with the terms of the tentative contract agreement once ratified.

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

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2018	2017
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	56.0%	60.2%
Fuel, supplies, and expenses	12.9	12.6
Operating taxes and licenses	2.4	2.5
Insurance	1.4	1.5
Communications and utilities	0.9	1.0
Depreciation and amortization	4.3	4.4
Rents and purchased transportation	9.6	10.0
Shared services	9.4	9.4
Gain on sale of property and equipment	—	(0.1)
Other	0.3	0.3
	97.2%	101.8%

Asset-Based Operating Income (Loss)	2.8%	(1.8)%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended
	March 31
	2018	2017	% Change
Workdays	63.5	64.0
Billed revenue(1) per hundredweight, including fuel surcharges	$32.10	$29.47	8.9%
Pounds	1,519,112,981	1,590,350,243	(4.5)%
Pounds per day	23,923,039	24,849,223	(3.7)%
Shipments per day	18,634	20,577	(9.4)%
Shipments per DSY(2) hour	0.439	0.449	(2.2)%
Pounds per DSY(2) hour	563.10	541.83	3.9%
Pounds per shipment	1,284	1,208	6.3%
Pounds per mile(3)	20.09	19.84	1.3%

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

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2018 totaled $482.1 million compared to $464.4 million for the same period of 2017. Billed revenue (as described in footnote (1) to the key operating statistics table above) increased 4.9% on a per-day basis for the three months ended March 31, 2018 compared to the same prior-year period, primarily reflecting an 8.9% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 3.7% decrease in tonnage per day. The number of workdays was lower by one half day in first quarter 2018 versus first quarter 2017.

The increase in total billed revenue per hundredweight benefited from yield improvement initiatives, including a general rate increase, contract renewals, and CMC pricing which was introduced in the third quarter of 2017, and higher fuel surcharge revenues associated with increased fuel prices during the three-month period ended March 31, 2018, compared to the same period of 2017. The Asset-Based segment implemented a nominal general rate increase on its LTL base rate tariffs of 4.9% effective May 22, 2017, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 4.8% for the three months ended March 31, 2018, compared to the same period of 2017. For first quarter 2018, the Asset-Based segment’s average nominal fuel surcharge rate increased approximately 260 basis points from the first quarter 2017 level. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three months ended March 31, 2018 had high-single-digit percentage increases when compared to the same prior-year period.

Tonnage per day declined 3.7% for the three months ended March 31, 2018, compared to the same period of 2017, primarily reflecting the effect of yield improvement initiatives, including the space-based pricing program, that led to lower total shipment counts but an increase in average weight per shipment. Market capacity was more constrained in the current year quarter and contributed to growth in volume-quoted truckload-rated shipments, which generally weigh more per shipment. As a result, average weight per shipment increased 6.3% for the three month period ended March 31, 2018, compared to the same prior year period, while daily shipment counts decreased 9.4% compared to the same period of 2017.

Asset-Based Revenues — April 2018

Asset-Based billed revenues for the month of April 2018 increased approximately 7% above April 2017 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 11%, partially offset by a decrease in average daily total tonnage of approximately 4%. The higher revenue per hundredweight measure benefited from the effect of yield improvement initiatives and higher fuel surcharges. The decrease in tonnage levels for April 2018, compared to the same prior-year period, reflects reductions in LTL tonnage related to our ongoing yield management initiatives and changes in account mix, partially offset by year-over-year growth in our Asset-Based truckload-rated business. Total shipments per day decreased approximately 9% in April 2018, compared to April 2017. Influenced by improved yield and lower shipment counts, total revenue per shipment increased approximately 17% in April 2018, versus the same prior-year period. Total weight per shipment increased approximately 5% in April 2018, compared to April 2017, as a result of the Asset-Based segment handling more spot volume truckload-rated shipments during April 2018.

The Asset-Based segment implemented a nominal general rate increase on its LTL base rate tariffs of 5.9% effective April 16, 2018, although the rate changes vary by lane and shipment characteristics. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Asset-Based Operating Income

The Asset-Based segment operating ratio for the three-month period ended March 31, 2018 improved by 4.6 percentage points over the same prior-year period. The Asset-Based segment generated operating income of $13.4 million for the three months ended March 31, 2018, compared to an operating loss of $8.3 million for the same period of 2017. The operating income improvement primarily reflects yield initiatives and efficiencies in managing operating resources to business levels and freight profile characteristics. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 56.0% of Asset-Based segment revenues for the three-month period ended March 31, 2018 compared to 60.2% for the same period of 2017. Salaries, wages, and benefits costs decreased $9.6 million for the three months ended March 31, 2018, compared to the same prior-year period, primarily due to adjustments made to better align our cost structure to business levels as shipment levels were 9.4% lower on a per day basis in first quarter 2018. The decrease in labor costs was also impacted by lower nonunion healthcare costs for the three months ended March 31, 2018, compared to the same period of 2017, primarily due to a decrease in the number of health claims filed and in the average cost per claim.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Shipments per DSY hour decreased 2.2% for the three months ended March 31, 2018, compared to the same prior-year period, reflecting a decrease in the use of purchased transportation agents and the challenges of managing local delivery efforts during periods of lower shipment levels. The increase in pounds per shipment for the three months ended March 31, 2018, which reflects the yield initiatives previously discussed, led to the improvement in pounds per DSY hour compared to the same period of 2017. The 1.3% increase in pounds per mile for the three months ended 2018 reflects more efficient linehaul operations compared to the same prior-year period combined with the increase in weight per shipment.

Fuel, supplies, and expenses as a percentage of revenue increased 0.3 percentage points for the three months ended March 31, 2018 compared to the same prior-year period, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 24%. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during first quarter 2018 versus first quarter 2017.

Rents and purchased transportation as a percentage of revenue decreased 0.4 percentage points for first quarter 2018, compared to first quarter 2017, primarily due to lower utilization of purchased linehaul and local transportation resulting from improved utilization of owned assets, as well as alignment of these costs with lower shipment levels during first quarter 2018.

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

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2017 Annual Report on Form 10‑K. The key indicators necessary to understand our Asset-Light operating results include:

•	customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;
•	prices obtained for services, primarily measured by revenue per shipment or event;
•	availability of market capacity of purchased transportation to fulfill customer shipments;
•	net revenue for the ArcBest segment, which is defined as revenues less purchased transportation costs; and
•	management of operating costs.

As previously disclosed within the General section of MD&A, we have reclassified certain prior period segment operating expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses allocated from shared services and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues and operating income for the three months ended March 31, 2018 and 2017, as well as explanation of the expense category reclassifications for shared services.

For the three months ended March 31, 2018, the combined revenues of our Asset-Light operations totaled $229.7 million, compared to $193.1 million for the same period of 2017. The combined revenues of our Asset-Light operating segments generated approximately 32% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2018 compared to 29% for the three months ended March 31, 2017.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended
	March 31
	2018	2017
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	81.6%	79.8%
Supplies and expenses	1.8	2.4
Depreciation and amortization	1.9	2.1
Shared services	12.0	12.9
Other	1.0	1.6
Restructuring costs	—	0.5
	98.3%	99.3%

ArcBest Segment Operating Income	1.7%	0.7%

Under our enhanced marketing approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. Management’s operating decisions have become more focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. As such, the comparison of key operating statistics for the ArcBest segment presented in the following table has been revised to reflect the segment’s combined operations, including the expedite, truckload, and truckload-dedicated operations for which statistics were previously reported, as well as other service offerings of the segment.

Year Over Year % Change
Three Months Ended
March 31, 2018

Revenue / Shipment	23.8%

Shipments / Day	(5.9%)

The ArcBest segment revenues totaled $181.9 million for the three months ended March 31, 2018, compared to $152.9 million for the same period of 2017. The 19.0% increase in revenues primarily reflects higher revenue per shipment associated with increased market prices for the three months ended March 31, 2018, compared to the same prior-year period. ArcBest segment net revenue, which is a measure of revenues less costs of purchased transportation, increased $2.7 million, or 8.7%, for the three months ended March 31, 2018, compared to the same period of 2017. Net revenue margin for the ArcBest segment was 18.4% for the three months ended March 31, 2018, versus 20.2% for the same prior-year period, with the year-over-year decline reflecting the increased cost of purchased transportation outpacing improvements in customer rates. Purchased transportation costs as a percentage of revenue increased 1.8 percentage points for first quarter 2018, compared to first quarter 2017, as capacity in the spot market tightened versus the prior year.

Operating income increased $2.1 million for the three months ended March 31, 2018 compared to the same period of 2017, primarily reflecting the segment’s increase in net revenue. Operating income for first quarter 2018 also benefited from an $0.8 million decrease in restructuring charges related to our corporate realignment under our enhanced marketing approach, versus first quarter 2017. (See Note J and Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our corporate restructuring.)

FleetNet Segment

FleetNet’s revenues totaled $47.8 million for the three months ended March 31, 2018, compared to $40.2 million for the same period of 2017. The 18.7% increase in revenues for first quarter 2018, compared to first quarter 2017, was due primarily to increased service event volume.

FleetNet’s operating income improved to $1.5 million for the three months ended March 31, 2018, from $1.0 million in the same prior-year period. The year-over-year operating income improvement reflects the revenue growth combined with improved labor efficiencies.

Asset-Light Revenues – April 2018

Revenues of our Asset-Light operations, on a combined basis (ArcBest Asset-Light and FleetNet combined), increased approximately 16% on a per-day basis in April 2018 above the same prior-year period, primarily due to increases in ArcBest segment revenue per shipment. However, we continue to experience increased compression on net revenue in our ArcBest segment associated with rising purchased transportation costs and the challenges of adequately passing these costs on to our customers.

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

Asset-Light Adjusted EBITDA

	Three Months Ended March 31
	2018				2017
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA
	(in thousands)
ArcBest	$3,165	$3,408	$9	$6,582	$1,093	$3,266	$810	$5,169
FleetNet	1,521	279	—	1,800	1,021	280	—	1,301
Asset-Light Adjusted EBITDA	$4,686	$3,687	$9	$8,382	$2,114	$3,546	$810	$6,470

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

(2)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the presentation of segment expenses allocated from shared services and the presentation of components of net periodic benefit cost in other income (costs).

(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.1 million for each of the three-month periods ended March 31, 2018 and 2017, and amortization of acquired software of $0.5 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

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

Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents(1)	$124,652	$120,772
Short-term investments, primarily FDIC-insured certificates of deposit	54,669	56,401
Total(2)	$179,321	$177,173

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  March 31, 2018 and December 31, 2017 cash and cash equivalents totaling $69.1 million and $61.1 million, respectively, were not FDIC insured.

Cash, cash equivalents, and short-term investments increased $2.1 million from December 31, 2017 to March 31, 2018. During the three-month period ended March 31, 2018, cash provided by operations of $31.8 million was used to repay $16.6 million of notes payable; fund $6.1 million of capital expenditures, net of proceeds from asset sales; and pay dividends of $2.1 million on common stock. Cash provided by operating activities during the three months ended March 31, 2018 increased $30.0 million compared to the same prior-year period, primarily due to improved operating results and changes in working capital.

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

Credit Facility

We have a revolving credit facility (the “Credit Facility”) under our second amended and restated credit agreement. Our Credit Facility has an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement includes certain conditions, including limitations on incurrence of debt. As of March 31, 2018, we had available borrowing capacity of $130.0 million under our Credit Facility.

Interest Rate Swaps

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of March 31, 2018. The fair value of the interest rate swap asset of $0.4 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

In June 2017, we entered into a second forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of March 31, 2018. The fair value of the interest rate swap asset of $0.8 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on April 1, 2020, allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. As of March 31, 2018, we have $45.0 million borrowed under the program. It is possible that a financial ratio calculated under our accounts receivable securitization program could trigger an amortization event in the near term; however, we have the ability to amend the triggering events to avoid a breach of the financial covenant.

The accounts receivable securitization program includes a provision under which we may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2018, we had available borrowing capacity of $62.3 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2018, we had letters of credit outstanding of $18.3 million (including $17.7 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of March 31, 2018, surety bonds outstanding related to our self-insurance program totaled $61.0 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2018. These purchase obligations totaled $119.9 million as of March 31, 2018, with $116.2 million estimated to be paid within the next year, $3.5 million estimated to be paid in the following two-year period, and $0.2 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, and other equipment are included in our 2018 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $143.9 million, including interest, as of March 31, 2018, a decrease of $17.3 million from December 31, 2017. The scheduled maturities of our long-term debt obligations as of March 31, 2018 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2017 Annual Report on Form 10‑K during the three months ended March 31, 2018.

For 2018, our total net capital expenditures, including amounts financed, are estimated to range from $155.0 million to $165.0 million, net of asset sales. These 2018 estimated net capital expenditures include revenue equipment purchases of $100.0 million, primarily for our Asset-Based operations. The remainder of 2018 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based operations and technology investments across the enterprise. The timing and actual amount of our capital investments may be impacted by the ratification of ABF Freight,

Inc.’s tentative contract agreement with the IBT. We have the flexibility to adjust certain planned 2018 capital expenditures as business levels and timing of ratification of the tentative contract agreement dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $105.0 million in 2018.

Based upon currently available actuarial information, and except for the impact of funding for plan termination, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2018 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

As previously disclosed within the Consolidated Results of the Results of Operations section of MD&A, an amendment was executed in November 2017 to terminate the nonunion defined benefit pension plan with an effective date of December 31, 2017. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Although the timing of recognizing pension settlement charges related to plan termination and making contributions required to fund the plan upon termination are highly dependent on when and if we receive the favorable determination letter from the IRS, the settlements and contributions to the plan may occur in 2018.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investment totaled $179.3 million at March 31, 2018. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During the quarter, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On May 1, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 15, 2018. We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended March 31, 2018, we purchased 5,882 shares of our common stock leaving $31.5 million available for repurchase under the current buyback program.

As of March 2018, approximately 82% of our Asset-Based segment’s employees were covered under the ABF NMFA which extends through March 31, 2018. On March 28, 2018, ABF Freight and the Teamsters National Freight Industry Negotiating Committee, the negotiating arm of the IBT, reached a tentative contract agreement and agreed to an extension of the existing ABF NMFA to allow for the ratification process of the new agreement to take place. The tentative contract agreement is currently subject to ratification by ABF Freight’s IBT member employees. In the event that the tentative contract agreement is not ratified, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on our business, results of operations, financial condition, and cash flows in 2018 and subsequent years. In the event of a temporary work stoppage, we plan to meet our liquidity needs primarily through existing liquidity, cash flows from our Asset-Light operations, available net working capital, amounts available under our Credit Facility or our accounts receivable securitization program, or reduction of spending levels.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2018. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $10.3 million from December 31, 2017 to March 31, 2018, reflecting higher business levels in March 2018 compared to December 2017.

Accounts Payable

Accounts payable increased $10.7 million from December 31, 2017 to March 31, 2018, primarily due to increased business levels in March 2018 compared to December 2017.

Off-Balance Sheet Arrangements

At March 31, 2018, our off-balance sheet arrangements of $176.9 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax benefit rate was 10.7% and 41.4% for the three months ended March 31, 2018 and 2017, respectively. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes are required to be calculated by applying a blended rate to the taxable income for the tax year ended February 28, 2018. In computing total tax expense for the first quarter of 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a projected combined tax rate of 25.8% (based on the federal statutory rate of 21% plus applicable state tax rates) was applied to the month of March 2018. The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2018 tax rate to vary significantly from the statutory rate.

At December 31, 2017, we remeasured deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first quarter of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit in continuing operations of $2.6 million as of March 31, 2018, which impacted the effective tax benefit rate for first quarter 2018 as noted in the following table. The three-month period ended March 31, 2018 was also impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 recognized in the first quarter of 2018 resulted in a 13.4% tax benefit. For the three months ended March 31, 2017, the difference in the effective rate and the statutory federal rate, then in effect, primarily resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, and changes in the cash surrender value of life insurance.

Reconciliation between the effective income tax rate, as computed on income (loss) before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2018		2017
	(in thousands)

Income tax provision (benefit) at the statutory federal rate(1)	$1,888	21.0%	(4,426)	(35.0)%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	(2,591)	(28.8)%	—	—%
Impact of the Tax Reform Act on current tax	(59)	(0.6)%	—	—%
Alternative fuel credit	(1,203)	(13.4)%	—	—%
Nondeductible expenses and other	532	5.9%	148	1.2%
Increase (decrease) in valuation allowances	93	1.0%	(108)	(0.9)%
Tax benefit from vested RSUs(2)	(20)	(0.2)%	(75)	(0.6)%
Life insurance proceeds and changes in cash surrender value	(24)	(0.3)%	(203)	(1.6)%
Federal employment and R&D tax credits	(13)	(0.1)%	(86)	(0.6)%
Federal income tax benefit	(3,285)	(36.5)%	(324)	(2.5)%
State income tax provision (benefit)	434	4.8%	(490)	(3.9)%
Total benefit for income taxes	(963)	(10.7)%	(5,240)	(41.4)%

(1)

For the three months ended March 31, 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation. For the three months ended March 31, 2017, amounts in this reconciliation reflect the 35% statutory U.S. income tax rate in effect prior to the enactment of the Tax Reform Act.

(2)

In first quarter 2017, we adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled. We made a policy election to account for forfeitures as they occur. We may experience volatility in our income tax provision as a result of recording all excess tax benefits and tax deficiencies in the statement of operations upon settlement of awards, which for 2018 will occur primarily during the fourth quarter.

At March 31, 2018, we had $42.1 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2018 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.6 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. At March 31, 2018, we had a valuation allowance of $0.5 million relating to an anticipated foreign tax credit carryforward that is unlikely to be used as a result of the lower U.S. tax rate.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2018, taxable income determined under income tax law exceeded financial reporting pre-tax income. For the three months ended March 31, 2017, the financial reporting loss exceeded the loss determined under income tax law.

During the three months ended March 31, 2018, we made state and foreign tax payments of $1.1 million, and received refunds of $1.0 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2017 Annual Report on Form 10-K. The following policies have been updated during the three months ended March 31, 2018 for the adoption of accounting standard updates disclosed within this section of MD&A.

Goodwill

Effective January 1, 2018, we early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test, and we updated our critical accounting policy related to goodwill accordingly. The adoption of the amendment did not have an impact on our consolidated financial statements for the three months ended March 31, 2018.

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. Our measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. Our annual impairment testing is performed as of October 1.

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”) which provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and the timing of when it is recognized. We adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic method of accounting under ASC Topic 605, Revenue Recognition.

Revenues are recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our performance obligations are primarily satisfied upon final delivery of the freight to the specified destination. Revenue is recognized based on the relative transit time in each reporting period with expenses recognized as incurred using a bill-by-bill or standard delivery times to establish estimates of revenue in transit for recognition in the appropriate period. This methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, and management believes it to be a reliable method.

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. We estimate these amounts based on the expected discounts earned by customers and revenue is recognized based on the estimates. Revenue adjustments may also occur due to rating or other billing adjustments. We estimate revenue adjustments based on historical information and revenue is recognized accordingly at the time of shipment. We believe that actual amounts will not vary significantly from estimates of variable consideration.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remains primarily responsible for fulfilling delivery to the customer and maintains discretion in setting the price for the services. Purchased transportation expense is recognized as incurred.

For our FleetNet segment, service fee revenue is recognized upon response to the service event and repair revenue is recognized upon completion of the service by third-party vendors. Revenue and expense from repair and maintenance services performed by third-party vendors are reported on a gross basis as FleetNet controls the services prior to transfer to the customer and remains primarily responsible to the customer for completion of the services.

We record deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $5.6 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

Payment terms with customers may vary depending on the service provided, location or specific agreement with the customer. The time between invoicing and when payment is due is not significant. For certain services, we require payment before the services are delivered to the customer.

We expense sales commissions when incurred because the amortization period is one year or less.

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

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. The new standard is expected to be adopted on the modified retrospective basis, which will require leases existing at or entered into after the beginning of the earliest comparative period to be valued and recorded on the consolidated balance sheets.  We have established an implementation team and we are evaluating the new guidance. Management expects the new standard to have a material impact on our consolidated balance sheets, and is still evaluating the impact on the consolidated statements of operations and consolidated statements of cash flows.

Management believes that there is no other new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; relationships with employees, including unions, and our ability to attract and retain employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; the loss or reduction of business from large customers; the cost, timing, and performance of growth initiatives; competitive initiatives and pricing pressures; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; greater than expected funding requirements for our nonunion defined benefit pension plan; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; governmental regulations; environmental laws and regulations, including emissions-control regulations; the cost, integration, and performance of any recent or future acquisitions; not achieving some or all of the expected financial and operating benefits of our corporate restructuring or incurring additional costs or operational inefficiencies as a result of the restructuring; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; litigation or claims asserted against us; the loss of key employees or the inability to execute succession planning strategies; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; self-insurance claims and insurance premium costs; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; potential impairment of goodwill and intangible assets; maintaining our intellectual property rights, brand, and corporate reputation; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; antiterrorism and safety measures; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest’s public filings with the Securities and Exchange Commission (“SEC”).

For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to “Risk Factors” in Part I, Item 1A in our 2017 Annual Report on Form 10-K.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2017, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2017 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2017, the Company had $31.7 million remaining under the program for repurchases of its common stock. The Company repurchased 5,882 shares for an aggregate cost of $0.2 million during the three months ended March 31, 2018.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
1/1/2018-1/31/2018	—	$—	—	$31,711
2/1/2018-2/28/2018	5,882	34.16	5,882	$31,510
3/1/2018-3/31/2018	—	—	—	$31,510
Total	5,882	$34.16	5,882

(1)	Represents the weighted average price paid per common share including commission.
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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 1992, File No. 33-46483, and incorporated herein by reference).

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

3.4

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on April 30, 2014, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: May 10, 2018	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 10, 2018	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer