Form 10-Q
period 2018-06-30
ARCBEST CORP /DE/
filed 2018-08-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Stock, $0.01 par value	25,684,118 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2018	2017
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,307	$120,772
Short-term investments	68,013	56,401
Accounts receivable, less allowances (2018 – $8,057; 2017 – $7,657)	309,112	279,074
Other accounts receivable, less allowances (2018 – $952; 2017 – $921)	19,548	19,491
Prepaid expenses	19,912	22,183
Prepaid and refundable income taxes	4,665	12,296
Other	9,509	12,132
TOTAL CURRENT ASSETS	590,066	522,349
PROPERTY, PLANT AND EQUIPMENT
Land and structures	338,902	344,224
Revenue equipment	818,674	793,523
Service, office, and other equipment	190,109	179,950
Software	131,139	129,589
Leasehold improvements	9,131	8,888
	1,487,955	1,456,174
Less allowances for depreciation and amortization	896,738	865,010
PROPERTY, PLANT AND EQUIPMENT, net	591,217	591,164
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	71,206	73,469
DEFERRED INCOME TAXES	6,226	5,965
OTHER LONG-TERM ASSETS	65,261	64,374
TOTAL ASSETS	$1,432,296	$1,365,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$176,034	$129,099
Income taxes payable	511	324
Accrued expenses	221,880	211,237
Current portion of long-term debt	51,562	61,930
TOTAL CURRENT LIABILITIES	449,987	402,590
LONG-TERM DEBT, less current portion	198,070	206,989
PENSION AND POSTRETIREMENT LIABILITIES	36,169	39,827
OTHER LONG-TERM LIABILITIES	38,456	15,616
DEFERRED INCOME TAXES	41,099	49,157
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2018: 28,541,578 shares; 2017: 28,495,628 shares	285	285
Additional paid-in capital	322,895	319,436
Retained earnings	449,442	438,379
Treasury stock, at cost, 2018: 2,857,460 shares; 2017: 2,851,578 shares	(86,265)	(86,064)
Accumulated other comprehensive loss	(17,842)	(20,574)
TOTAL STOCKHOLDERS’ EQUITY	668,515	651,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,432,296	$1,365,641

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$793,350	$720,368	$1,493,351	$1,371,456

OPERATING EXPENSES	790,194	694,601	1,477,470	1,355,589

OPERATING INCOME	3,156	25,767	15,881	15,867

OTHER INCOME (COSTS)
Interest and dividend income	714	285	1,240	559
Interest and other related financing costs	(2,013)	(1,389)	(4,072)	(2,704)
Other, net	(1,123)	(528)	(3,324)	(2,234)
	(2,422)	(1,632)	(6,156)	(4,379)

INCOME BEFORE INCOME TAXES	734	24,135	9,725	11,488

INCOME TAX PROVISION (BENEFIT)	(499)	8,358	(1,462)	3,118

NET INCOME	$1,233	$15,777	$11,187	$8,370

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.61	$0.43	$0.32
Diluted	$0.05	$0.60	$0.42	$0.32

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,670,325	25,767,791	25,656,674	25,726,363
Diluted	26,699,549	26,291,641	26,653,282	26,378,436

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(Unaudited)
	(in thousands)
NET INCOME	$1,233	$15,777	$11,187	$8,370

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2018 – Three-month period $450, Six-month period $1,349; 2017 – Three-month period $64, Six-month period $999)	1,300	(98)	3,890	(1,569)
Pension settlement expense, net of tax of: (2018 – Three-month period $111, Six-month period $279; 2017 – Three-month period $290, Six-month period $1,051)	320	454	806	1,650
Amortization of unrecognized net periodic benefit costs, net of tax of: (2018 – Three-month period $171, Six-month period $390; 2017 – Three-month period $352, Six-month period $753)
Net actuarial loss	511	581	1,160	1,241
Prior service credit	(18)	(29)	(35)	(58)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2018 – Three-month period $7, Six-month period $275; 2017 – Three-month period $52, Six-month period $140)	343	81	779	216
Change in foreign currency translation, net of tax of: (2018 – Three-month period $78, Six month-period $103; 2017 – Three-month period $134, Six-month period $58)	(220)	(208)	(292)	(89)

OTHER COMPREHENSIVE INCOME, net of tax	2,236	781	6,308	1,391

TOTAL COMPREHENSIVE INCOME	$3,469	$16,558	$17,495	$9,761

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards:				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				11,187				11,187
Other comprehensive income, net of tax							6,308	6,308
Issuance of common stock under share-based compensation plans	46	—	—					—
Tax effect of share-based compensation plans			(85)					(85)
Share-based compensation expense			3,544					3,544
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(4,116)				(4,116)
Balance at June 30, 2018	28,542	$285	$322,895	$449,442	2,857	$(86,265)	$(17,842)	$668,515

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2018	2017
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,187	$8,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,409	48,332
Amortization of intangibles	2,264	2,271
Pension settlement expense	1,085	2,701
Share-based compensation expense	3,544	3,599
Provision for losses on accounts receivable	1,069	1,053
Deferred income tax benefit	(10,818)	2,687
Gain on sale of property and equipment	(166)	(412)
Changes in operating assets and liabilities:
Receivables	(31,281)	(21,091)
Prepaid expenses	2,393	(2,549)
Other assets	2,018	(3,100)
Income taxes	8,024	458
Multiemployer pension fund withdrawal liability	37,922	—
Accounts payable, accrued expenses, and other liabilities	40,914	9,007
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,564	51,326

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(24,763)	(27,123)
Proceeds from sale of property and equipment	2,074	2,751
Purchases of short-term investments	(26,006)	(6,223)
Proceeds from sale of short-term investments	14,647	9,065
Capitalization of internally developed software	(5,997)	(4,323)
NET CASH USED IN INVESTING ACTIVITIES	(40,045)	(25,853)

FINANCING ACTIVITIES
Borrowings under accounts receivable securitization program	—	10,000
Payments on long-term debt	(33,694)	(34,948)
Net change in book overdrafts	(2,888)	(2,478)
Deferred financing costs	—	(275)
Payment of common stock dividends	(4,116)	(4,144)
Purchases of treasury stock	(201)	(3,611)
Payments for tax withheld on share-based compensation	(85)	(2,690)
NET CASH USED IN FINANCING ACTIVITIES	(40,984)	(38,146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	38,535	(12,673)
Cash and cash equivalents and restricted cash at beginning of period	120,772	115,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$159,307	$102,569

NONCASH INVESTING ACTIVITIES
Equipment financed	$14,407	$38,593
Accruals for equipment received	$8,649	$3,179

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

The Asset-Based segment represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2018. As of June 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was extended through July 31, 2018 to allow for the ratification process of the new agreement to take place. On May 10, 2018, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF's employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K. The following policies have been updated during the six months ended June 30, 2018 for the adoption of accounting standard updates disclosed within this Note.

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

Other Recognition and Disclosure

The Company records deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $3.6 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

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

The Company recorded a net increase to opening retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606. The impact to revenues for the three and six months ended June 30, 2018 was an increase of $1.1 million and $0.8 million, respectively, and the impact to purchased transportation expense was an increase of $0.8 million and $0.5 million, respectively, as a result of applying ASC Topic 606.

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

The Company has not incurred service cost under its nonunion defined benefit pension plan or its supplemental benefit plan (the “SBP”) since the accrual of benefits under the plans were frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under its postretirement health benefit plan which will continue to be reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement charges) of the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are reported within the other line item of other income (costs) beginning in first quarter 2018. As a result of retrospectively applying the provisions of the amendment, $1.0 million and $3.4 million was reclassified from operating expenses to other income (costs) for the three and six months ended June 30, 2017, respectively. There was no change to consolidated net income (loss) or earnings (loss) per share as a result of the change in presentation under the new standard.

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued an amendment to ASC Topic 220, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (“ASC Topic 220”) which allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Company early adopted this amendment for first quarter 2018 and adjusted the tax effect of items within accumulated other comprehensive income to reflect the appropriate tax rate under the Tax Reform Act in the period of adoption. As a result of applying the provisions of the amendment, the Company elected to reclassify $3.6 million of stranded income tax effects from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

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

Effective January 1, 2018, the Company early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the amendment did not have an impact on the consolidated financial statements for the six months ended June 30, 2018.

Accounting Pronouncements Not Yet Adopted

ASC Topic 842, Leases, (“ASC Topic 842”) which is effective for the Company beginning January 1, 2019, requires lessees to recognize right-of-use assets and lease liabilities for operating leases with terms greater than 12 months. The standard also requires additional qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued an amendment to ASC Topic 842 which provides an optional transition method that will give companies the option to use the effective date as the date of initial application upon transition. The Company plans to elect this transition method and, as a result, will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company has established an implementation team which is in the process of implementing the new accounting standard, including accumulating necessary information, assessing the current lease portfolio, and implementing software to meet the new reporting requirements. The Company is also evaluating current processes and controls and identifying necessary changes to support the adoption of the new standard. The Company anticipates it will exclude short-term leases from accounting under ASC Topic 842 and plans to elect the package of practical expedients upon transition that will retain lease classification and other accounting conclusions made in the assessment of existing lease contracts. Management expects the new standard to have a material impact on the Company’s consolidated balance sheets related to the addition of the right-of-use asset and associated lease liabilities; however, the impact on the consolidated statements of operations is expected to be minimal, if any. As the impact of this standard is non-cash in nature, no impact is expected on the Company’s consolidated statements of cash flows.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$106,924	$86,510
Variable rate demand notes(1)(2)	15,041	19,744
Money market funds(3)	37,342	14,518
Total cash and cash equivalents	$159,307	$120,772

Short-term investments
Certificates of deposit(1)	$68,013	$56,401

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2018 and December 31, 2017, cash and cash equivalents totaling $92.6 million and $61.1 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2018		2017
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	45,000	45,000
Notes payable(3)	134,258	132,522	153,441	152,131
	$249,258	$247,522	$268,441	$267,131

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$37,342	$37,342	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,453	2,453	—	—
Interest rate swaps(3)	1,535	—	1,535	—
	$41,330	$39,795	$1,535	$—
Liabilities:
Contingent consideration(4)	$4,092	$—	$—	$4,092

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$14,518	$14,518	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,359	2,359	—	—
Interest rate swaps(3)	481	—	481	—
	$17,358	$16,877	$481	$—
Liabilities:
Contingent consideration(4)	$6,970	$—	$—	$6,970

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 inputs) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2018 and December 31, 2017 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses as of June 30, 2018 and included in accrued expenses and other long-term liabilities based on when expected payouts become due as of December 31, 2017. The estimated fair value of contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied, which was 12.0% and 12.5% as of June 30, 2018 and December 31, 2017, respectively. Subsequent changes to the fair value as a result of recurring assessments will be recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2017	$6,970
Payments(1)	(3,528)
Change in fair value included in operating expenses	650
Balances at June 30, 2018	$4,092

(1)	Payments released from escrow account reported in other current assets in the consolidated balance sheet.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both June 30, 2018 and December 31, 2017.

Intangible assets consisted of the following:

		June 30, 2018			December 31, 2017
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$21,938	$38,493	$60,431	$19,745	$40,686
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	619	413	1,032	549	483
	13	64,663	25,757	38,906	64,663	23,494	41,169
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$96,963	$25,757	$71,206	$96,963	$23,494	$73,469

The future amortization for intangible assets and acquired software as of June 30, 2018 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2018	$3,318	$2,257	$1,061
2019	5,463	4,482	981
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
Thereafter	18,916	18,916	—
Total amortization	$40,971	$38,906	$2,065

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of less than $0.1 million and $2.6 million was recognized in the three and six months ended June 30, 2018, respectively. The additional reductions relate to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax benefit rate was 68.0% and 15.0% for the three and six months ended June 30, 2018, respectively, compared to an effective tax rate of 34.6% and 27.1% for the three and six months ended June 30, 2017, respectively.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of approximately $1.3 million at December 31, 2017, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s current fiscal tax year includes the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the three and six months ended June 30, 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a projected combined tax rate of 26.5% (based on the federal statutory rate of 21% plus applicable state tax rates) was applied to the months of March 2018 through June 2018.

For the six months ended June 30, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the $2.6 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. For the three and six months ended June 30, 2018 and 2017, the difference between the Company’s effective tax rate and the federal statutory rate also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, deferred tax benefit related to future state rate changes, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

As of June 30, 2018, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2018 and concluded that, other than for certain deferred tax assets related to state net operating loss and contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.7 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively.

The Company established a reserve for uncertain tax positions of less than $0.1 million at December 31, 2016, and maintained the reserve at June 30, 2018, due to uncertainty of how the IRS will interpret regulations related to research and development credits claimed on the Company’s 2015 federal return. The Company established a reserve for an uncertain tax position of $0.9 million at March 31, 2018, and maintained the reserve at June 30, 2018, due to credits taken on amended federal returns.

The Company paid state and foreign income taxes of $2.5 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company received refunds of $1.1 million and $0.1 million, respectively, of federal and state income taxes that were paid in prior years.

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

	June 30	December 31
	2018	2017
	(in thousands)
Credit Facility (interest rate of 3.6%(1) at June 30, 2018)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.9% at June 30, 2018)	45,000	45,000
Notes payable (weighted-average interest rate of 2.9% at June 30, 2018)	134,258	153,441
Capital lease obligations (weighted-average interest rate of 5.6% at June 30, 2018)	374	478
	249,632	268,919
Less current portion	51,562	61,930
Long-term debt, less current portion	$198,070	$206,989

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2018.

Scheduled maturities of long-term debt obligations as of June 30, 2018 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$59,036	$2,771	$1,507	$54,521	$237
Due after one year through two years	80,391	3,069	46,271	30,908	143
Due after two years through three years	29,575	3,097	—	26,471	7
Due after three years through four years	25,258	3,076	—	22,177	5
Due after four years through five years	77,443	70,050	—	7,393	—
Due after five years	225	—	—	225	—
Total payments	271,928	82,063	47,778	141,695	392
Less amounts representing interest	22,296	12,063	2,778	7,437	18
Long-term debt	$249,632	$70,000	$45,000	$134,258	$374

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2018	2017
	(in thousands)
Revenue equipment	$257,827	$269,950
Land and structures (service centers)	1,794	1,794
Software	486	486
Service, office, and other equipment	101	100
Total assets securing notes payable or held under capital leases	260,208	272,330
Less accumulated depreciation and amortization(1)	92,558	87,691
Net assets securing notes payable or held under capital leases	$167,650	$184,639

(1)	Amortization of assets under held capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its second amended and restated credit agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of June 30, 2018, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2018.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2018. The fair value of the interest rate swap of $0.5 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of June 30, 2018. The fair value of the interest rate swap of $1.0 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at June 30, 2018 and December 31, 2017, and the change in the unrealized income (loss) on the interest rate swaps for the three months ended June 30, 2018 and 2017 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at June 30, 2018.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on April 1, 2020, allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2018, $45.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2018.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2018, standby letters of credit of $17.7 million have been issued under the program, which reduced the available borrowing capacity to $62.3 million.

In August 2018, the Company amended and extended its accounts receivable securitization program to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2018, the Company had letters of credit outstanding of $18.3 million (including $17.7 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2018, surety bonds outstanding related to the self-insurance program totaled $53.1 million.

Notes Payable and Capital Leases

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $14.3 million and $14.4 million for revenue equipment and software during the three and six months ended June 30, 2018, respectively.

The Company financed the purchase of an additional $19.9 million of revenue equipment through promissory note arrangements as of August 1, 2018.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$91	$122
Interest cost	1,108	1,149	27	25	210	265
Expected return on plan assets	(378)	(2,054)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(24)	(48)
Pension settlement expense	431	744	—	—	—	—
Amortization of net actuarial loss(1)	592	757	20	21	76	174
Net periodic benefit cost	$1,753	$596	$47	$46	$353	$513

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$183	$244
Interest cost	2,123	2,389	54	51	419	530
Expected return on plan assets	(779)	(4,221)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(95)
Pension settlement expense	1,085	2,701	—	—	—	—
Amortization of net actuarial loss(1)	1,370	1,643	40	41	152	347
Net periodic benefit cost	$3,799	$2,512	$94	$92	$707	$1,026

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and six months ended June 30, 2018 of $0.4 million (pre-tax), or $0.3 million (after-tax), and $1.1 million (pre-tax), or $0.8 million (after-tax), respectively, related to $3.7 million and $8.5 million of lump-sum benefit distributions from the plan for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, pension settlement expense of $0.7 million (pre-tax), or $0.5 million (after-tax), and $2.7 million (pre-tax), or $1.7 million (after-tax) was recognized related to $4.9 million and $9.7 million of lump-sum distributions from the plan for the three and six months ended June 30, 2017, respectively, which included a $7.6 million nonparticipating annuity contract purchased from an insurance company during the first quarter 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2018.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2018:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2017	$137,417
Interest cost	2,123
Actuarial gain(1)	(4,924)
Benefits paid	(8,578)
Benefit obligations at June 30, 2018	126,038
Change in plan assets
Fair value of plan assets at December 31, 2017	124,831
Actual return on plan assets	1,093
Benefits paid	(8,578)
Fair value of plan assets at June 30, 2018	117,346
Funded status at period end(2)	$(8,692)

Accumulated benefit obligation	$126,038

(1)	Primarily related to the impact of an increase in the discount rate at the June 30, 2018 remeasurement upon settlement compared to the discount rate at the December 31, 2017 measurement date.
(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2018.

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

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the 2018 ABF NMFA and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contribution obligations to these plans are generally specified in the 2018 ABF NMFA, which will remain in effect through June 30, 2023. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006, which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury for the reduction of certain accrued benefits. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

On July 9, 2018, ABF Freight reached a tentative agreement with the Teamster bargaining representatives for the Northern and Southern New England Supplemental Agreements on terms for new supplemental agreements for 2018-2023 (the “New England Supplemental Agreements”). The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018. The New England Pension Fund is a multiemployer pension plan in critical and declining status to which ABF Freight made approximately 3% of its total multiemployer pension contributions in 2017. The New England Pension Fund was previously restructured to utilize a “two pool approach,” which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. In accordance with ABF Freight’s transition agreement with the New England Pension Fund, ABF Freight agreed to withdraw from the original pool to which it has historically been a participant (“Existing Employer Pool”) and transition to the direct attribution liability pool (“New Employer Pool”), which does not have an associated unfunded liability. The terms of the transition are pursuant to the Second Chance Policy on Retroactive Withdrawal Liability, as recently adopted by the New England Pension Fund.

ABF Freight’s transition agreement with the New England Pension Fund triggered a withdrawal liability settlement which satisfies ABF Freight’s existing potential withdrawal liability obligations to the Existing Employer Pool and minimizes the potential for future increases in withdrawal liability under the New Employer Pool. ABF Freight will transition to the New Employer Pool at a lower pension contribution rate than its current contribution rate under the Existing Employer Pool, and the new contribution rate will be frozen for a period of 10 years.

ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in June 2018 when the transition agreement was determined to be probable. The withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at a 4.5% interest rate. The discount rate was determined using the 20-year U.S. Treasury rate plus a spread, which is the rate that would be available to ABF Freight for long-term financing of a similar maturity (Level 2 of the fair value hierarchy). The withdrawal liability will be settled through the initial lump sum cash payment of $15.1 million, which is recorded in accounts payable and is expected to be made in third quarter 2018, plus monthly payments to the New England Pension Fund over a period of 23 years with an aggregate present value of $22.8 million, which is recorded in other long-term liabilities. In accordance with current tax law, these payments are deductible for income taxes when paid.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2017 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30	December 31
	2018	2017
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(17,929)	$(25,768)
Interest rate swap	1,535	481
Foreign currency translation	(2,289)	(1,894)

Total	$(18,683)	$(27,181)

After-tax amounts:
Unrecognized net periodic benefit costs	$(17,285)	$(19,715)
Interest rate swap	1,134	292
Foreign currency translation	(1,691)	(1,151)

Total	$(17,842)	$(20,574)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2018 and 2017:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	4,377	3,890	779	(292)
Amounts reclassified from accumulated other comprehensive loss	1,931	1,931	—	—
Net current-period other comprehensive income (loss)	6,308	5,821	779	(292)

Balances at June 30, 2018	$(17,842)	$(17,285)	$1,134	$(1,691)

Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,442)	(1,569)	216	(89)
Amounts reclassified from accumulated other comprehensive loss	2,833	2,833	—	—
Net current-period other comprehensive income	1,391	1,264	216	(89)

Balances at June 30, 2017	$(22,026)	$(20,622)	$(113)	$(1,291)

(1)

The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220 (see Note A).

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Six Months Ended June 30
	2018	2017
	(in thousands)
Amortization of net actuarial loss	$(1,562)	$(2,031)
Amortization of prior service credit	47	95
Pension settlement expense	(1,085)	(2,701)
Total, pre-tax	(2,600)	(4,637)
Tax benefit	669	1,804
Total, net of tax	$(1,931)	$(2,833)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2018		2017
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,058	$0.08	$2,066
Second quarter	$0.08	$2,058	$0.08	$2,078

On July 27, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 10, 2018.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2017, the Company had $31.7 million remaining under the program for repurchases of its common stock. During the six months ended June 30, 2018, the Company purchased 5,882 shares for an aggregate cost of $0.2 million, leaving $31.5 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of June 30, 2018 and December 31, 2017, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2018	1,459,260	$22.98
Granted	2,400	$33.85
Vested	(48,039)	$22.76
Forfeited(1)	(5,611)	$24.27
Outstanding – June 30, 2018	1,408,010	$23.00

1)	Forfeitures are recognized as they occur.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$1,233	$15,777	$11,187	$8,370
Effect of unvested restricted stock awards	(4)	(65)	(31)	(50)
Adjusted net income	$1,229	$15,712	$11,156	$8,320
Denominator:
Weighted-average shares	25,670,325	25,767,791	25,656,674	25,726,363
Earnings per common share	$0.05	$0.61	$0.43	$0.32

Diluted
Numerator:
Net income	$1,233	$15,777	$11,187	$8,370
Effect of unvested restricted stock awards	(4)	(64)	(30)	(50)
Adjusted net income	$1,229	$15,713	$11,157	$8,320
Denominator:
Weighted-average shares	25,670,325	25,767,791	25,656,674	25,726,363
Effect of dilutive securities	1,029,224	523,850	996,608	652,073
Adjusted weighted-average shares and assumed conversions	26,699,549	26,291,641	26,653,282	26,378,436
Earnings per common share	$0.05	$0.60	$0.42	$0.32

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For each of the three- and six-month periods ended June 30, 2017 and 2018, outstanding stock awards of 0.1 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

Effective January 1, 2018, the Company retrospectively adopted an amendment to ASC Topic 715 which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in the consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three and six months ended June 30, 2018 and 2017. The adoption of this accounting policy is further discussed in Note A and the detail of net periodic benefit costs is presented in Note F.

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

•

Asset-Based, which includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”). The operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands)
REVENUES
Asset-Based	$559,239	$514,537	$1,041,354	$978,893
ArcBest	199,987	175,929	381,920	328,805
FleetNet	46,792	36,501	94,551	76,739
Other and eliminations	(12,668)	(6,599)	(24,474)	(12,981)
Total consolidated revenues	$793,350	$720,368	$1,493,351	$1,371,456

OPERATING EXPENSES(1)
Asset-Based
Salaries, wages, and benefits	$286,750	$286,904	$556,529	$566,284
Fuel, supplies, and expenses	65,040	58,541	127,233	116,931
Operating taxes and licenses	11,910	12,191	23,666	24,014
Insurance	7,979	7,602	14,607	14,720
Communications and utilities	4,135	4,168	8,656	8,685
Depreciation and amortization	21,362	20,716	42,292	41,234
Rents and purchased transportation	63,253	53,189	109,386	99,615
Shared services(2)	56,825	46,600	102,432	90,104
Multiemployer pension fund withdrawal liability charge(3)	37,922	—	37,922	—
(Gain) loss on sale of property and equipment	(266)	25	(399)	(592)
Other	948	1,673	2,247	3,178
Restructuring costs(4)	—	33	—	173
Total Asset-Based	555,858	491,642	1,024,571	964,346

ArcBest
Purchased transportation	162,920	139,432	311,292	261,419
Supplies and expenses	3,538	3,742	6,768	7,412
Depreciation and amortization	3,597	3,230	7,005	6,496
Shared services(2)	23,536	20,658	45,404	40,244
Other	2,546	2,873	4,427	5,338
Restructuring costs(4)	143	65	152	875
Total ArcBest	196,280	170,000	375,048	321,784

FleetNet	45,763	35,754	92,001	74,971
Other and eliminations	(7,707)	(2,795)	(14,150)	(5,512)
Total consolidated operating expenses	$790,194	$694,601	$1,477,470	$1,355,589

(1)

As previously discussed in this Note, the Company retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements and, therefore, these costs are no longer classified within operating expenses within this table.

(2)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation, reflecting the modified presentation of segment expenses allocated from shared services as previously discussed in this Note.

(3)

ABF Freight recorded a one-time charge in June 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note F).

(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands)
OPERATING INCOME(1)
Asset-Based	$3,381	$22,895	$16,783	$14,547
ArcBest	3,707	5,929	6,872	7,021
FleetNet	1,029	747	2,550	1,768
Other and eliminations	(4,961)	(3,804)	(10,324)	(7,469)
Total consolidated operating income	$3,156	$25,767	$15,881	$15,867

OTHER INCOME (COSTS)
Interest and dividend income	$714	$285	$1,240	$559
Interest and other related financing costs	(2,013)	(1,389)	(4,072)	(2,704)
Other, net(1)(2)	(1,123)	(528)	(3,324)	(2,234)
Total other income (costs)	(2,422)	(1,632)	(6,156)	(4,379)
INCOME BEFORE INCOME TAXES	$734	$24,135	$9,725	$11,488

(1)

As previously discussed in this Note, for the three and six months ended June 30, 2018 and 2017, the components of net periodic benefit cost other than service cost are presented within other income (costs) rather than within operating income (loss) in accordance with an amendment to ASC Topic 715, which the Company adopted retrospectively effective January 1, 2018.

(2)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$355,913	$349,200	$684,670	$681,790
Rents, purchased transportation, and other costs of services	253,540	216,237	477,296	416,108
Fuel, supplies, and expenses	84,884	68,451	163,530	141,113
Depreciation and amortization(1)	27,187	25,209	53,673	50,603
Other	30,408	35,141	59,663	63,981
Multiemployer pension fund withdrawal liability charge(2)	37,922	—	37,922	—
Restructuring costs(3)	340	363	716	1,994
	$790,194	$694,601	$1,477,470	$1,355,589

(1)	Includes amortization of intangible assets.
(2)

ABF Freight recorded a one-time charge in June 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note F).

(3)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded $0.3 million and $0.7 million of restructuring charges in operating expenses during the three and six months ended June 30, 2018, respectively, and recorded $0.4 million and $2.0 million, primarily for employee-related costs, during the three and six months ended June 30, 2017, respectively.

The Company estimates it will incur restructuring charges of approximately $1.0 million during 2018 primarily for consulting fees related to continued integration of systems and processes to further implement its enhanced market approach.

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

At June 30, 2018 and December 31, 2017, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

Effective January 1, 2018, the Company retrospectively adopted an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”), which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in our consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three and six months ended June 30, 2018 and 2017. There was no change to consolidated net income (loss) or earnings (loss) per share as a result of the change in presentation under the new standard. The adoption of this accounting policy is further discussed in Note A to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and the detail of our net periodic benefit costs are presented in Note F to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Labor Contract Agreement

As of June 2018, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) which was extended through July 31, 2018 to allow for the ratification process of the new agreement to take place. On May 10, 2018, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands, except per share data)
REVENUES
Asset-Based	$559,239	$514,537	$1,041,354	$978,893

ArcBest	199,987	175,929	381,920	328,805
FleetNet	46,792	36,501	94,551	76,739
Total Asset-Light	246,779	212,430	476,471	405,544

Other and eliminations	(12,668)	(6,599)	(24,474)	(12,981)
Total consolidated revenues	$793,350	$720,368	$1,493,351	$1,371,456

OPERATING INCOME(1)
Asset-Based(2)	$3,381	$22,895	$16,783	$14,547

ArcBest	3,707	5,929	6,872	7,021
FleetNet	1,029	747	2,550	1,768
Total Asset-Light	4,736	6,676	9,422	8,789

Other and eliminations	(4,961)	(3,804)	(10,324)	(7,469)
Total consolidated operating income	$3,156	$25,767	$15,881	$15,867

NET INCOME	$1,233	$15,777	$11,187	$8,370

DILUTED EARNINGS PER SHARE	$0.05	$0.60	$0.42	$0.32

(1)

As previously discussed in the General section of MD&A, we retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements. Therefore, these costs are no longer classified within operating income for all periods presented.

(2)

As disclosed in this Consolidated Results section, ABF Freight recorded a one-time $37.9 million pre-tax charge in June 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

Our consolidated revenues, which totaled $793.4 million and $1,493.4 million for the three and six months ended June 30, 2018, respectively, increased 10.1% and 8.9% compared to the same prior-year periods. The increases in consolidated revenues for the three and six months ended June 30, 2018 reflect an 8.7% and 6.4% increase in our Asset-Based revenues, respectively, and a 16.2% and 17.5% increase in revenues of our Asset-Light operations, respectively, which represent the combined operations of our ArcBest and FleetNet segments. Our Asset-Based revenue growth reflects a 9.4% and 9.2% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, for the three- and six-month periods ended June 30, 2018, respectively, partially offset by a 0.9% and 2.2% decline in total tonnage per day for the three- and six-month periods ended June 30, 2018, respectively, versus the same periods of 2017.

The increases in billed revenue per hundredweight for the 2018 periods reflect pricing initiatives. Our Asset-Light revenue growth was primarily due to an increase in revenue per shipment for the ArcBest segment associated with higher market prices resulting from continued tightness in available truckload capacity. FleetNet revenues also increased for the three and six months ended June 30, 2018, primarily due to higher service event volume compared to the same periods of 2017. On a combined basis, the Asset-Light operating segments generated approximately 31% of our total revenues before other revenues and intercompany eliminations for both the three- and six-month periods ended June 30, 2018.

For the three and six months ended June 30, 2018, consolidated operating income totaled $3.2 million and $15.9 million, compared to $25.8 million and $15.9 million, respectively, for the same periods of 2017. Our operating results for the three and six months ended June 30, 2018 were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share for the three-month period and $1.06 per diluted share for the six-month period, recorded by ABF Freight in June 2018 for a multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed within the Asset-Based Segment Overview section of Results of Operations. Excluding the impact of this one-time charge, our consolidated operating results for the three and six months ended June 30, 2018, compared to the same prior-year periods, improved due to the higher revenues previously described and cost management. The year-over-year comparisons of consolidated operating results were also impacted by higher expenses for long-term incentive plans, primarily due to shareholder returns relative to peers, which increased $5.7 million and $4.7 million for the three and six months ended June 30, 2018, respectively, and defined contribution plans, which increased $3.5 million and $5.0 million, for the three and six months ended June 30, 2018, respectively, compared to the same prior-year periods. The increases in these fringe costs were partially offset by lower nonunion healthcare costs and lower restructuring charges. Nonunion healthcare costs decreased $0.6 million and $3.9 million for the three and six months ended June 30, 2018, compared to the same prior-year periods, primarily due to a decrease in the average cost per health claim. Restructuring charges related to the realignment of our organizational structure totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $2.0 million, respectively, for the same periods of 2017.

The loss reported in the “Other and eliminations” line of consolidated operating income which totaled $5.0 million and $10.3 million for the three and six months ended June 30, 2018, respectively, compared to $3.8 million and $7.5 million, respectively, for the same periods of 2017, includes $0.2 million and $0.6 million of the previously mentioned restructuring charges related to our enhanced market approach for the three and six months ended June 30, 2018, respectively, compared to restructuring charges of $0.3 million and $0.9 million for the same respective periods of 2017. The “Other and eliminations” line also includes expenses related to investments for improving the delivery of services to ArcBest’s customers, investments in comprehensive transportation and logistics services across multiple operating segments, and other investments in ArcBest technology and innovations. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” for third quarter 2018 to approximate $5.0 million and to be approximately $20.0 million for full year 2018.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.03 and $0.04 to diluted earnings per share for each of the three- and six-month periods ended June 30, 2018, and contributed $0.02 and $0.04 per diluted share for the three- and six-month periods ended June 30, 2017, respectively.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $1.3 million, or $0.05 per diluted share, and $2.8 million, or $0.11 per diluted share, for the three and six months ended June 30, 2018, respectively, compared to $0.4 million, or $0.01 per diluted share, and $1.5 million, or $0.06 per diluted share, for the three and six months ended June 30, 2017, respectively. These expenses include net periodic benefit costs (as detailed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q), including pension settlement charges due to lump-sum benefit distributions and an annuity contract purchase made by the plan in first quarter 2017. In October 2017, our Board of Directors adopted a resolution authorizing the execution of an amendment to terminate the nonunion defined benefit pension plan, and such amendment was executed in November 2017 with a termination date of December 31, 2017. The plan has filed for a determination letter from the

Internal Revenue Service (the “IRS”) regarding qualification of the plan termination. Following receipt of a favorable determination letter, benefit election forms will be provided to plan participants, and they will have an election window in which they can choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018 to terminate the plan, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Although the timing of recognizing pension settlement charges related to plan termination and making contributions required to fund the plan upon termination are highly dependent on when and if we receive the favorable determination letter from the IRS, the settlements and contributions to the plan may occur in 2018.

We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan, the amount of which will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement. Total nonunion pension expense, including settlement, is estimated to be approximately $2.0 million, or $1.5 million after-tax, for the third quarter of 2018; however, settlement charges could be higher if eligible plan participants elect to receive a lump sum distribution of their pension benefit ahead of the plan termination.

For the six months ended June 30, 2018, consolidated net income and earnings per share were impacted by a provisional tax benefit of $2.7 million, or $0.10 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (The impact of the Tax Reform Act is discussed further in the Income Taxes section of MD&A and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.) Consolidated net income and earnings per share for the six months ended June 30, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted consolidated net income and earnings per share for the three and six months ended June 30, 2018, are further described within the Income Taxes section of MD&A.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
	(in thousands)
Net income	$1,233	$15,777	$11,187	$8,370
Interest and other related financing costs	2,013	1,389	4,072	2,704
Income tax provision (benefit)(1)	(499)	8,358	(1,462)	3,118
Depreciation and amortization	27,187	25,209	53,673	50,603
Amortization of share-based compensation	1,674	1,868	3,544	3,599
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,119	1,695	2,647	4,732
Multiemployer pension fund withdrawal liability charge(2)	37,922	—	37,922	—
Restructuring charges(3)	340	363	716	1,994
Consolidated Adjusted EBITDA	$70,989	$54,659	$112,299	$75,120

(1)

Includes a tax benefit of $2.7 million for the six months ended June 30, 2018 as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act. See the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the impact of the Tax Cuts and Jobs Act.

(2)

One-time charge recorded in June 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Teamsters and Trucking Industry Pension Fund. The transition agreement is further discussed within the Asset-Based Segment Overview section of Results of Operations and Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Restructuring charges relate to the realignment of the Company’s organizational structure.

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

As previously disclosed within the General section of MD&A, we have reclassified certain prior period segment operating expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses allocated from shared services and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for description of the Asset-Based segment and additional segment information, including revenues and operating income for the three and six months ended June 30, 2018 and 2017, as well as explanation of the expense category reclassifications for shared services.

As previously disclosed in the General section of MD&A, as of June 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was extended through July 31, 2018 to allow for the ratification process of the new agreement to take place. On May 10, 2018, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018 and became effective retroactive to April 1, 2018 and will remain in effect through June 30, 2023.

Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement.

The major economic provisions of the 2018 ABF NMFA include:

•

restoration of one week of vacation which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements;

•	wage increases in each year of the contract, beginning July 1, 2018;
•	ratification bonuses for qualifying employees;
•	contributions to multiemployer pension plans at current rates for each fund;
•	continuation of existing health coverage and annual multiemployer health and welfare contribution rate increases in accordance with the contract;
•	changes to purchased transportation provisions with certain protections for road drivers as specified in the contract; and
•	profit-sharing bonuses upon the Asset-Based segment’s achievement of annual operating ratios of 96.0% or below for a full calendar year under the contract period.

On July 9, 2018, ABF Freight reached a tentative agreement with the Teamster bargaining representatives for the Northern and Southern New England Supplemental Agreements on terms for new supplemental agreements for 2018-2023 (the “New England Supplemental Agreements”). The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Pension Fund was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any pre-existing withdrawal liability and at a lower future contribution rate.

ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in June 2018 when the transition agreement was determined to be probable. The withdrawal liability will be settled through the initial lump sum cash payment of $15.1 million, which is expected to be made in third quarter 2018, plus monthly payments to the New England Pension Fund over a period of 23 years with an aggregate present value of $22.8 million. In accordance with current tax law, these payments are deductible for income taxes when paid. This transition agreement allows ABF Freight to satisfy its withdrawal liability obligations to the existing employer pool of the New England Pension Fund to which it had historically been a participant; minimize the potential for future increases in withdrawal liability and contribution rates; and reduce operating costs and improve cash flow in future periods. ABF Freight will transition to the new employer pool of the New England Pension Fund at a lower pension contribution rate, which will be frozen for a period of 10 years, compared to its pension contribution rate under the existing employer pool. The transition agreement with the New England Pension Fund has no impact or bearing on any of the other multiemployer pension plans to which ABF Freight contributes.

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

Approximately 30% of Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 70% of Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to individual pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

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

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ business and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Management believes the implementation of space-based pricing has been well-accepted by customers with shipments to which CMC charges have been applied; however, overall customer acceptance of the CMC is difficult to ascertain. Management cannot predict, with reasonable certainty, the effect of changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the second quarter of 2018, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The year-over-year Asset-Based revenue comparison for the three and six months ended June 30, 2018 was impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits expense of the Asset-Based segment amounted to 51.3% and 53.5% of revenues for the three and six months ended June 30, 2018, respectively, compared to 55.8% and 57.9% for the same periods of 2017, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenue are discussed in the following Asset-Based Segment Results section.

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

The combined effect of cost reductions under the previous ABF NMFA, lowered cost increases throughout the previous contract period, and increased flexibility in labor work rules were important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds did not increase ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2017. Rate freezes for the annual contribution period which began August 1, 2017 impacted multiemployer pension plans to which ABF Freight made approximately 70% of its total multiemployer pension contributions for the year ended December 31, 2017. Including the effect of these rate freezes, the average health, welfare, and pension benefit contribution rate increased approximately 2.8% and 2.0% effective primarily on August 1, 2016 and 2017, respectively. Effective July 1, 2017, the ABF NMFA contractual wage rate increased 2.5%.

As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior ABF NMFA, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. Under the 2018 ABF NMFA, the contractual wage rate increased approximately 1.2% effective July 1, 2018, and the average health, welfare, and pension contribution rate is estimated to increase approximately 2.2% effective August 1, 2018.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.3%	55.8%	53.5%	57.9%
Fuel, supplies, and expenses	11.6	11.4	12.2	11.9
Operating taxes and licenses	2.1	2.4	2.3	2.5
Insurance	1.4	1.5	1.4	1.5
Communications and utilities	0.7	0.8	0.8	0.9
Depreciation and amortization	3.8	4.0	4.1	4.2
Rents and purchased transportation	11.3	10.3	10.5	10.2
Shared services	10.2	9.1	9.8	9.2
Multiemployer pension fund withdrawal liability charge(1)	6.8	—	3.6	—
(Gain) loss on sale of property and equipment	—	—	—	(0.1)
Other	0.2	0.3	0.2	0.3
	99.4%	95.6%	98.4%	98.5%

Asset-Based Operating Income	0.6%	4.4%	1.6%	1.5%

(1)

As previously disclosed in the Asset-Based Segment Overview of Results of Operations, ABF Freight recorded a one-time $37.9 million pre-tax charge in June 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2018	2017	% Change	2018	2017	% Change
Workdays	64.0	63.5		127.5	127.5
Billed revenue(1) per hundredweight, including fuel surcharges	$33.73	$30.84	9.4%	$32.96	$30.17	9.2%
Pounds	1,679,165,530	1,680,550,364	(0.1)%	3,198,278,511	3,270,900,607	(2.2)%
Pounds per day	26,236,961	26,465,360	(0.9)%	25,084,537	25,654,122	(2.2)%
Shipments per day	20,272	21,583	(6.1)%	19,456	21,078	(7.7)%
Shipments per DSY(2) hour	0.446	0.444	0.5%	0.442	0.446	(0.9)%
Pounds per DSY(2) hour	577.27	544.39	6.0%	570.45	543.14	5.0%
Pounds per shipment	1,294	1,226	5.5%	1,289	1,217	5.9%
Pounds per mile(3)	19.91	19.96	(0.3)%	19.99	19.90	0.5%

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

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2018 totaled $559.2 million and $1,041.4 million, respectively, compared to $514.5 million and $978.9 million, respectively, for the same periods of 2017. Billed revenue (as described in footnote (1) to the key operating statistics table above) increased 8.4% and 6.8% on a per-day basis for the three and six months ended June 30, 2018, respectively, compared to the same prior-year periods. The increases in billed revenue reflect a 9.4% and 9.2% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2018, respectively, partially offset by a 0.9% and 2.2% decrease in tonnage per day, respectively, compared to the same periods of 2017. The number of workdays was higher by one-half of a day in the second quarter 2018 versus the prior year quarter.

The increase in total billed revenue per hundredweight reflects yield improvement initiatives, including a general rate increase, contract renewals, and CMC pricing which was introduced in the third quarter of 2017, and higher fuel surcharge revenues associated with increased fuel prices during the three- and six-month periods ended June 30, 2018, compared to the same periods of 2017. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% and 4.9% effective April 16, 2018 and May 22, 2017, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 4.5% and 4.6% for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017. For second quarter 2018, the Asset-Based segment’s average nominal fuel surcharge rate increased approximately 360 basis points from the second quarter 2017 level and increased approximately 310 basis points year-to-date for 2018 compared to the same period of 2017. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three and six months ended June 30, 2018 had high-single-digit percentage increases when compared to the same prior-year periods. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

The declines in tonnage per day for the three and six months ended June 30, 2018, of 0.9% and 2.2%, respectively, compared to the same periods of 2017, primarily reflect the effect of yield improvement initiatives, including the space-based pricing program, that led to lower total shipment counts but an increase in average weight per shipment. Total shipments per day decreased 6.1% and 7.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, while average weight per shipment increased 5.5% and 5.9%. Constrained capacity in the truckload market during the current-year periods added to growth in our Asset-Based volume-quoted truckload-rated shipments, which generally weigh more per shipment, further contributing to the increase in average weight per shipment for the three and six months ended June 30, 2018.

Asset-Based Revenues — July 2018

Asset-Based billed revenues for the month of July 2018 increased approximately 12% above July 2017 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 11% and an increase in average daily total tonnage of approximately 1%. The higher revenue per hundredweight measure benefited from the effect of yield improvement initiatives and higher fuel surcharges. Tonnage levels for July 2018, compared to the same prior-year period, reflect reductions in LTL tonnage related to our ongoing yield management initiatives and changes in account mix, partially offset by year-over-year growth in our Asset-Based truckload-rated business reflecting an increase in our U-Pack household goods moving business. Total shipments per day decreased approximately 5% in July 2018, compared to July 2017. Total weight per shipment increased approximately 7% in July 2018 and total revenue per shipment increased approximately 18% in July 2018, versus the same prior-year period.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $3.4 million and $16.8 million, for the three and six months ended June 30, 2018, respectively, including the $37.9 million one-time charge recognized in second quarter 2018 for the multiemployer pension fund withdrawal liability previously discussed in the Asset-Based Segment Overview, compared to $22.9 million and $14.5 million, respectively, for the same periods of 2017. The Asset-Based segment operating ratio increased by 3.8 percentage points for the three months ended June 30, 2018 and decreased by 0.1 percentage points for the six months ended June 30, 2018, from the same prior-year periods. The one-time multiemployer pension charge negatively impacted the operating ratios by 6.8 and 3.6 percentage points for the three and six months ended June 30, 2018, respectively. Excluding the one-time charge, Asset-Based operating results improved 3.0 percentage points in second quarter 2018 and 3.7 percentage points for the first half of 2018, versus the comparable 2017 periods, reflecting yield initiatives and efficiencies in managing operating resources to business levels and freight profile characteristics. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.3% and 53.5% of Asset-Based segment revenues for the three- and six-month periods ended June 30, 2018, respectively, compared to 55.8% and 57.9%, respectively, for the same periods of 2017. As previously discussed in the Asset-Based Segment Overview, contractual wage and benefit rates increased versus the prior-year periods. However, salaries, wages, and benefits costs decreased $9.8 million for the six months ended June 30, 2018 compared to the same prior-year period, primarily due to adjustments made to better align our cost structure to business levels as shipment levels were 7.7% lower on a per day basis year-to-date for 2018. The decreases in labor costs were also impacted by lower nonunion healthcare costs for the three and six months ended June 30, 2018, compared to the same periods of 2017, primarily due to a decrease in the average cost per claim and, for the six-month period, a decrease in the number of health claims filed. The decreases in salaries, wages, and benefits costs for the three and six months ended June 30, 2018, compared to the same periods of 2017, were partially offset by higher expenses for incentive plans, a portion of which are driven by shareholder returns relative to peers, and higher accruals for defined contribution plans. As previously discussed, the 2018 ABF NMFA is retroactive to April 1, 2018.The additional week of vacation under the new labor agreement will be accrued as it is earned for anniversary dates that begin on or after April 1, 2018. The one-time, lump sum ratification bonus will be paid within thirty days of the July 25, 2018 ratification of the remaining supplements to the collective bargaining agreement and amortized over the duration of the contract beginning April 1, 2018. Expenses in second quarter and the first half of 2018 versus the comparable 2017 periods include additional costs associated with the 2018 ABF NMFA, including $0.6 million related to restoration of one week of vacation and $0.4 million related to the ratification bonus.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Shipments per DSY hour improved 0.5% for the three months ended June 30, 2018, compared to the same prior-year period, partially impacted by increased usage of purchased transportation agents. Shipments per DSY declined 0.9% for the six months ended June 30, 2018, compared to the same prior-year period, reflecting the challenges of efficiently managing local delivery efforts while servicing lower shipment levels.  The increases in pounds per shipment for the three and six months ended June 30, 2018, which reflect the yield initiatives and growth in truckload-rated shipments previously discussed, led to the improvement in pounds per DSY hour, compared to the same periods of 2017.

Fuel, supplies, and expenses as a percentage of revenue increased 0.2 and 0.3 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same prior-year periods, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 37% and 30% in the 2018 periods, compared to the same periods in 2017. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during the 2018 periods versus the same periods of 2017.

Rents and purchased transportation as a percentage of revenue increased 1.0 and 0.3 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily due to both higher utilization and higher costs of purchased linehaul and local transportation agents to maintain customer service. Rail miles increased approximately 27% and 18% for the three- and six-month periods ended June 30, 2018, respectively, compared to the same prior-year periods. The Asset-Based segment remains focused on improving utilization of owned assets, as well as aligning purchased transportation costs with lower shipment levels which were experienced during the first half of 2018.

Shared services as a percentage of revenue increased 1.1 and 0.6 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same prior-year periods, due to increases in employee benefit costs, including higher expenses for long-term incentive plans primarily due to shareholder returns relative to peers; higher advertising costs; and investments to improve the customer experience.

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

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2017 Annual Report on Form 10‑K. The key indicators necessary to understand our Asset-Light operating results include:

•	customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;
•	prices obtained for services, primarily measured by revenue per shipment or event;
•	availability of market capacity and cost of purchased transportation to fulfill customer shipments;
•	net revenue for the ArcBest segment, which is defined as revenues less purchased transportation costs; and
•	management of operating costs.

As previously disclosed within the General section of MD&A, we have reclassified certain prior period segment operating expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses allocated from shared services and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues and operating income for the three and six months ended June 30, 2018 and 2017, as well as explanation of the expense category reclassifications for shared services.

Asset-Light Results

For the three and six months ended June 30, 2018, the combined revenues of our Asset-Light operations totaled $246.8 million and $476.5 million, respectively, compared to $212.4 million and $405.5 million, respectively, for the same periods of 2017. The combined revenues of our Asset-Light operating segments generated approximately 31% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2018 compared to 29% for the three and six months ended June 30, 2017.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	81.5%	79.3%	81.5%	79.5%
Supplies and expenses	1.7	2.1	1.8	2.3
Depreciation and amortization	1.8	1.8	1.8	2.0
Shared services	11.7	11.7	11.9	12.2
Other	1.3	1.7	1.2	1.6
Restructuring costs	0.1	—	—	0.3
	98.1%	96.6%	98.2%	97.9%

ArcBest Segment Operating Income	1.9%	3.4%	1.8%	2.1%

Under our enhanced marketing approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. Management’s operating decisions have become more focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. As such, the comparison of key operating statistics for the ArcBest segment presented in the following table was revised beginning in first quarter 2018 to reflect the segment’s combined operations, including the expedite, truckload, and truckload-dedicated operations for which statistics were previously separately reported, as well as other service offerings of the segment.

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Revenue / Shipment	16.2%	19.7%

Shipments / Day	(6.0%)	(5.8%)

The ArcBest segment revenues totaled $200.0 million and $381.9 million for the three and six months ended June 30, 2018, respectively, compared to $175.9 million and $328.8 million, respectively, for the same periods of 2017. The 13.7% and 16.2% increase in revenues for the three and six months ended June 30, 2018, respectively, compared to the same prior-year periods, primarily reflects increases in revenue per shipment associated with higher market prices resulting from continued tightness in available truckload capacity, partially offset by lower shipments per day. ArcBest segment net revenue, which is a non-GAAP measure of revenues less costs of purchased transportation (see Reconciliations of Asset-Light Non-GAAP Measures within this Asset-Light Results section), increased 1.6% and 4.8%, for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017. However, tight market capacity compressed the segment’s net revenue margin, which was 18.5% for the three and six months ended June 30, 2018, versus 20.7% and 20.5% for the same prior-year periods, respectively, with the year-over-year declines reflecting the increased cost of purchased transportation outpacing improvements in customer rates. Purchased transportation costs as a percentage of revenue increased 2.2 and 2.0 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, as capacity in the spot market tightened versus the prior year. The year-over-year net revenue comparison for the ArcBest segment was also impacted by $0.8 million and $1.2 million of net revenue included in the three- and six-month periods ended June 30, 2017, respectively, from our military moving business which was sold in December 2017.

Operating income decreased $2.2 million and $0.1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily reflecting the impact of net revenue margin compression. The sale of the military moving business and the associated net revenue reduction also contributed to the operating income decline versus the prior-year periods. Expenses (excluding purchased transportation costs) increased in both 2018 periods reflecting investments in technology and personnel associated with managed transportation solutions and maintaining customer service and higher purchase accounting expense related to an earn-out agreement for the transaction completed in third quarter 2016 to enhance the segment’s dedicated truckload service offerings. For the six months ended June 30, 2018, the decrease in operating income was partially offset by a $0.7 million decrease in restructuring charges related to our corporate realignment under our enhanced marketing approach, versus the same period of 2017. (See Note J and Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of our corporate restructuring.)

FleetNet Segment

FleetNet’s revenues totaled $46.8 million and $94.6 million for the three and six months ended June 30, 2018, respectively, compared to $36.5 million and $76.7 million, respectively, for the same periods of 2017. The 28.2% and 23.2% increase in revenues for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, was due primarily to increased service event volume.

FleetNet’s operating income improved to $1.0 million and $2.6 million for the three and six months ended June 30, 2018, respectively, from $0.7 million and $1.8 million, respectively, in the same prior-year periods. The year-over-year operating income improvements reflect the revenue growth combined with improved labor efficiencies.

Asset-Light Revenues – July 2018

Revenues of our Asset-Light operations, on a combined basis (ArcBest Asset-Light and FleetNet combined), increased approximately 9% on a per-day basis in July 2018 above the same prior-year period, primarily due to increases in ArcBest segment revenue per shipment. However, we continue to experience increased compression on net revenue in our ArcBest segment associated with rising purchased transportation costs and the challenges of adequately passing these costs on to our customers.

Reconciliations of Asset-Light Non-GAAP Measures

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Other companies may calculate non-GAAP measures differently; therefore, our calculation of Adjusted EBITDA, Net Revenue, and Net Revenue Margin may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. These financial measures should not be construed as better measurements than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Net Revenue and Net Revenue Margin

Management uses net revenue, defined as revenues less purchased transportation costs, as a key performance measure of our ArcBest segment which primarily sources transportation services from third-party providers. Non-GAAP net revenue margin for the ArcBest segment is calculated as net revenue divided by revenues.

	Three Months Ended			Six Months Ended
	June 30			June 30
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Revenue	$199,987	$175,929	13.7%	$381,920	$328,805	16.2%
Purchased transportation	162,920	139,432	16.8%	311,292	261,419	19.1%
Non-GAAP Net Revenue	$37,067	$36,497	1.6%	$70,628	$67,386	4.8%

Non-GAAP Net Revenue Margin	18.5%	20.7%		18.5%	20.5%

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

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

Asset-Light Adjusted EBITDA

	Three Months Ended June 30
	2018				2017
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA
	(in thousands)
ArcBest	$3,707	$3,597	$143	$7,447	$5,929	$3,230	$65	$9,224
FleetNet	1,029	264	—	1,293	747	272	—	1,019
Asset-Light Adjusted EBITDA	$4,736	$3,861	$143	$8,740	$6,676	$3,502	$65	$10,243

	Six Months Ended June 30
	2018				2017
	Operating	Depreciation and	Restructuring	Adjusted	Operating	Depreciation and	Restructuring	Adjusted
	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA	Income(1)(2)	Amortization(3)	Charges(4)	EBITDA
	(in thousands)
ArcBest	$6,872	$7,005	$152	$14,029	$7,021	$6,496	$875	$14,392
FleetNet	2,550	543	—	3,093	1,768	552	—	2,320
Asset-Light Adjusted EBITDA	$9,422	$7,548	$152	$17,122	$8,789	$7,048	$875	$16,712

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

(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.2 million and $2.3 million for three and six months ended June 30, 2018, respectively, compared to $1.1 million and 2.3 million for the same respective prior-year periods, and amortization of acquired software of $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively, compared to $0.8 million and $1.7 million for the same respective prior-year periods.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents(1)	$159,307	$120,772
Short-term investments, primarily FDIC-insured certificates of deposit	68,013	56,401
Total(2)	$227,320	$177,173

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  June 30, 2018 and December 31, 2017 cash and cash equivalents totaling $92.6 million and $61.1 million, respectively, were not FDIC insured.

Cash, cash equivalents, and short-term investments increased $50.1 million from December 31, 2017 to June 30, 2018. During the six-month period ended June 30, 2018, cash provided by operations of $119.6 million was used to repay $33.7 million of notes payable; fund $22.7 million of capital expenditures (and an additional $14.4 million of certain Asset-Based revenue equipment was financed with notes payable), net of proceeds from asset sales; and pay dividends of $4.1 million on common stock. Cash provided by operating activities during the six months ended June 30, 2018 increased $68.2 million compared to the same prior-year period, primarily due to improved operating results and changes in working capital.

Cash, cash equivalents, and short-term investments, including amounts restricted, decreased $14.4 million from December 31, 2016 to June 30, 2017. During the six-month period ended June 30, 2017, cash provided by operations of $51.3 million, $10.0 million of borrowings under the accounts receivable securitization program, and cash on hand was used to repay $34.9 million of notes payable; fund $24.4 million of capital expenditures (and an additional $38.6 million of certain Asset-Based revenue equipment were financed with notes payable), net of proceeds from asset sales; pay dividends of $4.1 million on common stock; and purchase $3.6 million of treasury stock. Cash provided by operating activities during the six months ended June 30, 2017 was $2.4 million below the same prior-year period, primarily due to changes in taxes and working capital, partially offset by improved operating results.

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) under our second amended and restated credit agreement. Our Credit Facility has an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement includes certain conditions, including limitations on incurrence of debt. As of June 30, 2018, we had available borrowing capacity of $130.0 million under our Credit Facility.

Interest Rate Swaps

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.35% based on the margin of the Credit Facility as of June 30, 2018. The fair value of the interest rate swap asset of $0.5 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

In June 2017, we entered into a second forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.49% based on the margin of the Credit Facility as of June 30, 2018. The fair value of the interest rate swap asset of $1.0 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program, which matures on April 1, 2020, allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. As of June 30, 2018, we have $45.0 million borrowed under the program. It is possible that a financial ratio calculated under our accounts receivable securitization program could trigger an amortization event in the near term; however, we have the ability to amend the triggering events to avoid a breach of the financial covenant.

The accounts receivable securitization program includes a provision under which we may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2018, we had available borrowing capacity of $62.3 million under the accounts receivable securitization program.

In August 2018, we amended and extended our accounts receivable securitization program to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2018, we had letters of credit outstanding of $18.3 million (including $17.7 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of June 30, 2018, surety bonds outstanding related to our self-insurance program totaled $53.1 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $14.3 million and $14.4 million for revenue equipment and software during the three and six months ended June 30, 2018, respectively.

We financed the purchase of an additional $19.9 million of revenue equipment through promissory note arrangements as of August 1, 2018. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2018. These purchase obligations totaled $96.3 million as of June 30, 2018, with $92.9 million estimated to be paid within the next year, $3.2 million estimated to be paid in the following two-year period, and $0.2 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, and other equipment are included in our 2018 capital expenditure plan. We also have contractual obligations for operating leases, primarily related to our Asset-Based service centers, which totaled $78.4 million, net of noncancelable subleases, as of June 30, 2018, with $18.6 million estimated to be paid within the next year, $30.6 million estimated to be paid in the following two-year period, $14.1 million to be paid within five years, and $15.1 million to be paid thereafter.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $141.7 million, including interest, as of June 30, 2018, a decrease of $19.5 million from December 31, 2017. The scheduled maturities of our long-term debt obligations as of June 30, 2018 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2017 Annual Report on Form 10‑K during the six months ended June 30, 2018.

For 2018, our total net capital expenditures, including amounts financed, are estimated to range from $155.0 million to $165.0 million, net of asset sales. These 2018 estimated net capital expenditures include revenue equipment purchases of $100.0 million, primarily for our Asset-Based operations. The remainder of 2018 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based operations and technology investments across the enterprise. We have the flexibility to adjust certain planned 2018 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $105.0 million in 2018.

Based upon currently available actuarial information, and except for the impact of funding for plan termination, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2018 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

As previously disclosed within the Consolidated Results section of Results of Operations, an amendment was executed in November 2017 to terminate the nonunion defined benefit pension plan with an effective date of December 31, 2017. We may be required to fund the plan prior to the final distribution of benefits to plan participants, the amount of which will be determined by the plan’s actuary. Based on currently available information provided by the plan’s actuary, we estimate cash funding of approximately $10.0 million and noncash pension settlement charges of approximately $20.0 million in 2018, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Although the timing of recognizing pension settlement charges related to plan termination and making contributions required to fund the plan upon termination are highly dependent on when and if we receive the favorable determination letter from the IRS, the settlements and contributions to the plan may occur in 2018.

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

As previously discussed within the Asset-Based Segment Overview section of Results of Operations, on July 9, 2018, ABF Freight System reached a tentative agreement with the Teamster bargaining representatives for the New England Supplemental Agreements on terms for new supplemental agreements for 2018-2023. The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Pension Fund was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any pre-existing withdrawal liability and at a lower future contribution rate.

The withdrawal liability will be settled through an initial lump sum cash payment of $15.1 million, which is expected to be made in third quarter 2018, plus monthly payments to the New England Pension Fund over a period of 23 years with an aggregate present value of $22.8 million. In accordance with current tax law, these payments are deductible for income taxes when paid.

Other Liquidity Information

Cash, cash equivalents, and short-term investment totaled $227.3 million at June 30, 2018. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On July 27, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 10, 2018. We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the six months ended June 30, 2018, we purchased 5,882 shares of our common stock leaving $31.5 million available for repurchase under the current buyback program.

As previously disclosed in the General section of MD&A, as of June 2018, approximately 82% of the Asset-Based segment’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which was extended through July 31, 2018 to allow for the ratification process of the new agreement to take place. On May 10, 2018, a new collective bargaining agreement, the 2018 ABF NMFA, was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2018. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $30.0 million from December 31, 2017 to June 30, 2018, reflecting higher business levels in June 2018 compared to December 2017.

Accounts Payable

Accounts payable increased $46.9 million from December 31, 2017 to June 30, 2018, primarily due to increased business levels in June 2018 compared to December 2017. In June 2018, we also accrued $15.1 million for the initial amount of the New England Pension Fund withdrawal liability, which is expected to be paid in third quarter 2018.

Other Liabilities

Other liabilities increased $22.8 million from December 31, 2017 to June 30, 2018, due to recognition of the long-term portion of the New England Pension Fund withdrawal liability of $22.8 million.

Off-Balance Sheet Arrangements

At June 30, 2018, our off-balance sheet arrangements of $174.7 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax benefit rate was 68.0% and 15.0% for the three months and six months ended June 30, 2018, respectively.  Our effective tax rate was 34.6% and 27.1% for the three months and six months ended June 30, 2017, respectively. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes are required to be calculated by applying a blended rate to the taxable income for the tax year ended February 28, 2018. In computing total tax expense for the three and six months ended June 30, 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a projected combined tax rate of 26.5% (based on the federal statutory rate of 21% plus applicable state tax rates) was applied to the months of March 2018 through June 2018. The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2018 tax rate to vary significantly from the statutory rate.

At December 31, 2017, we remeasured deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first six months of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit in continuing operations of less than $0.1 million and $2.6 million in the three and six months ended June 30, 2018, respectively, which impacted the effective tax benefit rate as noted in the following table. The three-month period ended March 31, 2018 was also impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 recognized in the first quarter of 2018 resulted in a 12.4% tax benefit for the six months ended June 30, 2018. For the three and six months ended June 30, 2017, the difference in the effective rate and the statutory federal rate, then in effect, primarily resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

Reconciliation between the effective income tax rate, as computed on income (loss) before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2018		2017		2018		2017
	(in thousands)

Income tax provision (benefit) at the statutory federal rate(1)	$154	21.0%	$8,448	35.0%	$2,042	21.0%	$4,021	35.0%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	(50)	(6.8)%	—	—%	(2,641)	(27.2)%	—	—%
Impact of the Tax Reform Act on current tax	(9)	(1.2)%	—	—%	(69)	(0.7)%	—	—%
Alternative fuel credit	—	—%	—	—%	(1,203)	(12.4)%	—	—%
Nondeductible expenses and other	565	77.1%	592	2.4%	1,097	11.5%	730	6.3%
Increase (decrease) in valuation allowances	(377)	(51.4)%	(135)	(0.6)%	(284)	(2.9)%	(243)	(2.1)%
Tax benefit from vested RSUs	(282)	(38.5)%	(1,170)	(4.8)%	(301)	(3.3)%	(1,245)	(10.8)%
Life insurance proceeds and changes in cash surrender value	(172)	(23.5)%	(143)	(0.6)%	(196)	(2.0)%	(346)	(3.0)%
Future state tax rate changes	(130)	(17.7)%	—	—%	(130)	(1.3)%	—	—%
Federal employment and R&D tax credits	(43)	(5.9)%	(58)	(0.2)%	(56)	(0.6)%	(133)	(1.2)%
Federal income tax benefit	$(498)	(67.9)%	$(914)	(3.8)%	$(3,783)	(38.9)%	$(1,237)	(10.8)%
State income tax provision (benefit)	(155)	(21.1)%	824	3.4%	279	2.9%	334	2.9%
Total benefit for income taxes	$(499)	(68.0)%	$8,358	34.6%	$(1,462)	(15.0)%	$3,118	27.1%

(1)

For the three and six months ended June 30, 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation. For the three and six months ended June 30, 2017, amounts in this reconciliation reflect the 35% statutory U.S. income tax rate in effect prior to the enactment of the Tax Reform Act.

At June 30, 2018, we had $34.9 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2018 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.7 million and $0.8 million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2018, taxable income determined under income tax law exceeded financial reporting pre-tax income. For the six months ended June 30, 2017, the financial reporting income exceeded the income determined under income tax law.

During the six months ended June 30, 2018, we made state and foreign tax payments of $2.5 million, and received refunds of $1.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2017 Annual Report on Form 10-K. The following policies have been updated during the six months ended June 30, 2018 for the adoption of accounting standard updates disclosed within this section of MD&A.

Goodwill

Effective January 1, 2018, we early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test, and we updated our critical accounting policy related to goodwill accordingly. The adoption of the amendment did not have an impact on our consolidated financial statements for the six months ended June 30, 2018.

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

We record deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $3.6 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

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

ASC Topic 842, Leases, (“ASC Topic 842”) which is effective for us beginning January 1, 2019, requires lessees to recognize right-of-use assets and lease liabilities for operating leases with terms greater than 12 months. The standard also requires additional qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the Financial Accounting Standards Board issued an amendment to ASC Topic 842 which provides an optional transition method that will give companies the option to use the effective date as the date of initial application upon transition. We plan to elect this transition method and, as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. We have established an implementation team which is in the process of implementing the new accounting standard, including accumulating necessary information, assessing the current lease portfolio, and implementing software to meet the new reporting requirements. We are also evaluating current processes and controls and identifying necessary changes to support the adoption of the new standard. We anticipate we will exclude short-term leases from accounting under ASC Topic 842 and plan to elect the package of practical expedients upon transition that will retain lease classification and other accounting conclusions made in the assessment of existing lease contracts. Management expects the new standard to have a material impact on our consolidated balance sheets related to the addition of the right-of-use asset and associated lease liabilities; however, the impact on our consolidated statements of operations is expected to be minimal, if any. As the impact of this standard is non-cash in nature, no impact is expected on our consolidated statements of cash flows.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no significant changes in the Company’s market risks reported as of December 31, 2017 in the Company’s 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of June 30, 2018 and December 31, 2017, the Company had $31.5 million and $31.7 million, respectively, remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended June 30, 2018.

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

10.1

Second Amendment to Second Amended and Restated Receivables Loan Agreement, dated as of August 3, 2018, by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, PNC Bank, National Association and Regions Bank, as Lenders, and PNC Bank, National Association, as LC Issuer and Agent for the Lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 6, 2018, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 8, 2018	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 8, 2018	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer