Form 10-Q
period 2018-09-30
ARCBEST CORP /DE/
filed 2018-11-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.01 par value	25,690,118 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2018	2017
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,436	$120,772
Short-term investments	75,879	56,401
Accounts receivable, less allowances (2018 – $7,475; 2017 – $7,657)	323,212	279,074
Other accounts receivable, less allowances (2018 – $975; 2017 – $921)	17,992	19,491
Prepaid expenses	21,291	22,183
Prepaid and refundable income taxes	6,726	12,296
Other	9,038	12,132
TOTAL CURRENT ASSETS	631,574	522,349
PROPERTY, PLANT AND EQUIPMENT
Land and structures	338,046	344,224
Revenue equipment	857,846	793,523
Service, office, and other equipment	192,241	179,950
Software	133,816	129,589
Leasehold improvements	9,177	8,888
	1,531,126	1,456,174
Less allowances for depreciation and amortization	904,180	865,010
PROPERTY, PLANT AND EQUIPMENT, net	626,946	591,164
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	70,075	73,469
DEFERRED INCOME TAXES	5,967	5,965
OTHER LONG-TERM ASSETS	74,800	64,374
TOTAL ASSETS	$1,517,682	$1,365,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$154,484	$129,099
Income taxes payable	138	324
Accrued expenses	233,076	210,484
Current portion of long-term debt	54,556	61,930
Current portion of pension and postretirement liabilities	12,640	753
TOTAL CURRENT LIABILITIES	454,894	402,590
LONG-TERM DEBT, less current portion	235,970	206,989
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	27,614	39,827
OTHER LONG-TERM LIABILITIES	40,372	15,616
DEFERRED INCOME TAXES	53,741	49,157
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2018: 28,547,578 shares; 2017: 28,495,628 shares	285	285
Additional paid-in capital	325,533	319,436
Retained earnings	488,158	438,379
Treasury stock, at cost, 2018: 2,857,460 shares; 2017: 2,851,578 shares	(86,265)	(86,064)
Accumulated other comprehensive loss	(22,620)	(20,574)
TOTAL STOCKHOLDERS’ EQUITY	705,091	651,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,517,682	$1,365,641

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$826,158	$744,280	$2,319,509	$2,115,736

OPERATING EXPENSES	770,103	717,538	2,247,573	2,073,127

OPERATING INCOME	56,055	26,742	71,936	42,609

OTHER INCOME (COSTS)
Interest and dividend income	1,120	346	2,360	905
Interest and other related financing costs	(2,470)	(1,706)	(6,542)	(4,410)
Other, net	(714)	(1,314)	(4,038)	(3,548)
	(2,064)	(2,674)	(8,220)	(7,053)

INCOME BEFORE INCOME TAXES	53,991	24,068	63,716	35,556

INCOME TAX PROVISION	13,215	9,280	11,753	12,398

NET INCOME	$40,776	$14,788	$51,963	$23,158

EARNINGS PER COMMON SHARE
Basic	$1.58	$0.57	$2.02	$0.90
Diluted	$1.52	$0.56	$1.94	$0.87

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,697,509	25,671,535	25,670,435	25,699,306
Diluted	26,795,659	26,393,359	26,708,259	26,373,382

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(Unaudited)
	(in thousands)
NET INCOME	$40,776	$14,788	$51,963	$23,158

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2018 – Three-month period $2,038, Nine-month period $689; 2017 – Three-month period $1,011, Nine-month period $2,010)	(5,877)	(1,589)	(1,987)	(3,158)
Pension settlement expense, net of tax of: (2018 – Three-month period $134, Nine-month period $413; 2017 – Three-month period $366, Nine-month period $1,417)	384	577	1,190	2,227
Amortization of unrecognized net periodic benefit costs, net of tax of: (2018 – Three-month period $146, Nine-month period $536; 2017 – Three-month period $331, Nine-month period $1,084)
Net actuarial loss	438	547	1,598	1,788
Prior service credit	(17)	(29)	(52)	(87)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2018 – Three-month period $59, Nine-month period $334; 2017 – Three-month period $16, Nine-month period $156)	167	25	946	241
Change in foreign currency translation, net of tax of: (2018 – Three-month period $45 Nine month-period $58; 2017 – Three-month period $190, Nine-month period $132)	127	294	(165)	205

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(4,778)	(175)	1,530	1,216

TOTAL COMPREHENSIVE INCOME	$35,998	$14,613	$53,493	$24,374

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				51,963				51,963
Other comprehensive income, net of tax							1,530	1,530
Issuance of common stock under share-based compensation plans	52	—	—					—
Tax effect of share-based compensation plans			(88)					(88)
Share-based compensation expense			6,185					6,185
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(6,176)				(6,176)
Balance at September 30, 2018	28,548	$285	$325,533	$488,158	2,857	$(86,265)	$(22,620)	$705,091

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2018	2017
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$51,963	$23,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,305	73,417
Amortization of intangibles	3,394	3,404
Pension settlement expense	1,603	3,644
Share-based compensation expense	6,185	5,070
Provision for losses on accounts receivable	1,937	705
Deferred income tax benefit	3,697	5,846
Gain on sale of property and equipment	(188)	(257)
Gain on sale of subsidiaries	(1,945)	(152)
Changes in operating assets and liabilities:
Receivables	(47,287)	(35,590)
Prepaid expenses	1,013	(37)
Other assets	(4,826)	(5,932)
Income taxes	5,675	5,180
Multiemployer pension fund withdrawal liability	22,744	—
Accounts payable, accrued expenses, and other liabilities	51,309	17,915
NET CASH PROVIDED BY OPERATING ACTIVITIES	173,579	96,371

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(39,249)	(44,377)
Proceeds from sale of property and equipment	2,917	3,585
Proceeds from sale of subsidiaries	4,680	1,970
Purchases of short-term investments	(67,121)	(50,274)
Proceeds from sale of short-term investments	47,878	49,980
Capitalization of internally developed software	(7,411)	(7,225)
NET CASH USED IN INVESTING ACTIVITIES	(58,306)	(46,341)

FINANCING ACTIVITIES
Borrowings under accounts receivable securitization program	—	10,000
Payments on long-term debt	(49,967)	(52,262)
Net change in book overdrafts	(1,975)	2,289
Deferred financing costs	(202)	(959)
Payment of common stock dividends	(6,176)	(6,207)
Purchases of treasury stock	(201)	(6,019)
Payments for tax withheld on share-based compensation	(88)	(3,080)
NET CASH USED IN FINANCING ACTIVITIES	(58,609)	(56,238)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	56,664	(6,208)
Cash and cash equivalents and restricted cash at beginning of period	120,772	115,242
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$177,436	$109,034

NONCASH INVESTING ACTIVITIES
Equipment financed	$71,575	$61,607
Accruals for equipment received	$438	$851

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

The Asset-Based segment represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2018. As of September 2018, approximately 83% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

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

Reclassifications have been made to the prior period operating segment expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements in accordance with the amendment to ASC Topic 715,  Compensation – Retirement Benefits,  which was effective for the Company on January 1, 2018 (see the Adopted Accounting Pronouncements section within this Note). There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K. The following policies have been updated during the nine months ended September 30, 2018 for the adoption of accounting standard updates disclosed within this Note.

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

Asset-Based Segment

Asset-Based segment revenues consist primarily of less-than-truckload freight delivery. Performance obligations are satisfied upon final delivery of the freight to the specified destination. Revenue is recognized based on the relative transit time in each reporting period with expenses recognized as incurred. A bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method.

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. The Company estimates these amounts based on a historical expectation of discounts to be earned by customers, and revenue is recognized based on the estimates. Revenue adjustments may also occur due to rating or other billing adjustments. The Company estimates revenue adjustments based on historical information and revenue is recognized accordingly at the time of shipment. Management believes that actual amounts will not vary significantly from estimates of variable consideration.

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

Revenue and purchased transportation expense are reported on a gross basis for shipments and services where the Company utilizes a third-party carrier for pickup and delivery but remains primarily responsible to the customer for delivery and maintains discretion in setting the price for the service.

FleetNet Segment

FleetNet segment revenues consist of service fee revenue, roadside repair revenue and routine maintenance services revenue. Service fee revenue for the FleetNet segment is recognized upon response to the service event. Repair and routine maintenance service revenue for the FleetNet segment is recognized upon completion of the service by third-party vendors.

Revenue and expense from repair and maintenance services performed by third-party vendors are reported on a gross basis as FleetNet controls the services prior to transfer to the customer and remains primarily responsible to the customer for completion of the services.

Other Recognition and Disclosure

The Company records deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.8 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheets.

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

The Company recorded a net increase to opening retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606. The impact to revenues for the three and nine months ended September 30, 2018 was an increase of $0.6 million and $1.4 million, respectively, and the impact to purchased transportation expense was an increase of $0.6 million and $1.1 million, respectively, as a result of applying ASC Topic 606.

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

The Company has not incurred service cost under its nonunion defined benefit pension plan or its supplemental benefit plan (the “SBP”) since the accrual of benefits under the plans was frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under its postretirement health benefit plan which will continue to be reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement charges) of the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are reported within the other line item of other income (costs) beginning in first quarter 2018. As a result of retrospectively applying the provisions of the amendment, $2.4 million and $5.8 million was reclassified from operating expenses to other income (costs) for the three and nine months ended September 30, 2017, respectively. There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard.

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

Effective January 1, 2018, the Company early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the amendment did not have an impact on the consolidated financial statements for the nine months ended September 30, 2018.

Accounting Pronouncements Not Yet Adopted

The U.S. Securities and Exchange Commission issued Final Rule 33-10532, Disclosure Update and Simplification, in August 2018. The Company will apply the disclosure requirements of the final rule in its 2018 Annual Report on Form 10‑K and will modify its consolidated statement of stockholders’ equity for interim periods, beginning with its first quarter 2019 Quarterly Form on 10-Q, to include changes in stockholders’ equity for each current and comparative quarterly period presented. The final rule is not expected to have a significant impact on the presentation of the Company’s consolidated financial statements and disclosures.

ASC Subtopic 715-20, Compensation – Retirement Benefits – Defined Benefit Plans, was amended to eliminate certain disclosure requirements related to defined benefit plans. The changes are not expected to have a significant impact on the Company’s financial statement disclosures. The Company plans to early adopt these amendments in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASC 350-40”) was amended by the FASB in August 2018 and is effective for the Company beginning January 1, 2020. The amendments to ASC 350-40 clarify the accounting treatment for implementation costs incurred by the customer in a cloud computing software arrangement. The amendments allow implementation costs of cloud computing arrangements to be capitalized using the same method prescribed by Subtopic 350-40, Internal-Use Software. The amendments to ASC 350-40 are not expected to have a significant impact on the Company’s consolidated financial statements. The Company plans to early adopt the amendments effective January 1, 2019.

ASC Topic 820, Fair Value Measurement, was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment is effective for the Company beginning January 1, 2020 and is not expected to have a significant impact on the Company’s financial statement disclosures.

Management believes there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$126,607	$86,510
Variable rate demand notes(1)(2)	17,980	19,744
Money market funds(3)	32,849	14,518
Total cash and cash equivalents	$177,436	$120,772

Short-term investments
Certificates of deposit(1)	$75,879	$56,401

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2018 and December 31, 2017, cash and cash equivalents totaling $85.2 million and $61.1 million, respectively, were not FDIC insured.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2018		2017
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	45,000	45,000	45,000	45,000
Notes payable(3)	175,206	173,309	153,441	152,131
	$290,206	$288,309	$268,441	$267,131

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$32,849	$32,849	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,628	2,628	—	—
Interest rate swaps(3)	1,761	—	1,761	—
	$37,238	$35,477	$1,761	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$14,518	$14,518	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,359	2,359	—	—
Interest rate swaps(3)	481	—	481	—
	$17,358	$16,877	$481	$—
Liabilities:
Contingent consideration(4)	$6,970	$—	$—	$6,970

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 inputs) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2018 and December 31, 2017 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses. At September 30, 2018, the fair value of the contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS was based on calculations performed for the earn-out period which ended August 31, 2018. Prior to September 30, 2018, the estimated fair value of contingent consideration was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. As of December 31, 2017, the Level 3 assessments utilized a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied of 12.5%. Subsequent changes to the fair value as a result of recurring assessments were recognized in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2017	$6,970
Payments(1)	(3,528)
Change in fair value included in operating expenses	1,030
Balances at September 30, 2018	$4,472

(1)	Payments released from escrow account that is reported in other current assets in the consolidated balance sheets.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both September 30, 2018 and December 31, 2017.

Intangible assets consisted of the following:

		September 30, 2018			December 31, 2017
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$23,034	$37,397	$60,431	$19,745	$40,686
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	9	1,032	654	378	1,032	549	483
	13	64,663	26,888	37,775	64,663	23,494	41,169
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$96,963	$26,888	$70,075	$96,963	$23,494	$73,469

The future amortization for intangible assets and acquired software as of September 30, 2018 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2018	$1,658	$1,128	$530
2019	5,463	4,482	981
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
Thereafter	18,914	18,914	—
Total amortization	$39,309	$37,775	$1,534

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of $0.8 million and $3.5 million was recognized in the three and nine months ended September 30, 2018, respectively. The additional reductions relate to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 24.5% and 18.4% for the three and nine months ended September 30, 2018, respectively, compared to an effective tax rate of 38.6% and 34.9% for the three and nine months ended September 30, 2017, respectively.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of approximately $1.3 million at December 31, 2017, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s current fiscal tax year includes the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the three and nine months ended September 30, 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through September 2018.

For the nine months ended September 30, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the $3.5 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. For the three and nine months ended September 30, 2018 and 2017, the difference between the Company’s effective tax rate and the federal statutory rate also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

As of September 30, 2018, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2018 and concluded that, other than for certain deferred tax assets related to state net operating loss and contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.9 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively.

The Company had reserves for uncertain tax positions of $1.0 million and less than $0.1 million at September 30, 2018 and December 31, 2017, respectively.

The Company paid state and foreign income taxes of $3.6 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company received refunds of $1.1 million and $0.2 million, respectively, of federal and state income taxes that were paid in prior years.

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

	September 30	December 31
	2018	2017
	(in thousands)
Credit Facility (interest rate of 3.5%(1) at September 30, 2018)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 3.0% at September 30, 2018)	45,000	45,000
Notes payable (weighted-average interest rate of 3.3% at September 30, 2018)	175,206	153,441
Capital lease obligations (weighted-average interest rate of 5.6% at September 30, 2018)	320	478
	290,526	268,919
Less current portion	54,556	61,930
Long-term debt, less current portion	$235,970	$206,989

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2018.

Scheduled maturities of long-term debt obligations as of September 30, 2018 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$63,922	$2,752	$1,609	$59,323	$238
Due after one year through two years	45,366	3,041	1,794	40,446	85
Due after two years through three years	43,085	3,030	1,789	38,259	7
Due after three years through four years	149,390	72,292	45,151	31,944	3
Due after four years through five years	16,257	—	—	16,257	—
Due after five years	1,771	—	—	1,771	—
Total payments	319,791	81,115	50,343	188,000	333
Less amounts representing interest	29,265	11,115	5,343	12,794	13
Long-term debt	$290,526	$70,000	$45,000	$175,206	$320

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2018	2017
	(in thousands)
Revenue equipment	$276,268	$269,950
Land and structures (service centers)	1,794	1,794
Software	486	486
Service, office, and other equipment	5,941	100
Total assets securing notes payable or held under capital leases	284,489	272,330
Less accumulated depreciation and amortization(1)	87,868	87,691
Net assets securing notes payable or held under capital leases	$196,621	$184,639

(1)	Amortization of assets under held capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its second amended and restated credit agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of September 30, 2018, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2018.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2018. The fair value of the interest rate swap of $0.5 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of September 30, 2018. The fair value of the interest rate swap of $1.2 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

The unrealized gain on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at September 30, 2018 and December 31, 2017, and the change in the unrealized income on the interest rate swaps for the three months ended September 30, 2018 and 2017 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at September 30, 2018.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program was amended and extended in August 2018 to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021. The program allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2018, $45.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2018.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2018, standby letters of credit of $17.6 million have been issued under the program, which reduced the available borrowing capacity to $62.4 million.

In October 2018, the Company repaid $5.0 million of its borrowed amount under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2018, the Company had letters of credit outstanding of $18.2 million (including $17.6 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2018, surety bonds outstanding related to the self-insurance program totaled $49.4 million.

Notes Payable and Capital Leases

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $57.2 million and $71.6 million for revenue equipment, other equipment, and software during the three and nine months ended September 30, 2018, respectively.

Subsequent to September 30, 2018, the Company financed the purchase of $16.7 million of revenue equipment through promissory note arrangements as of November 1, 2018.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$92	$122
Interest cost	1,136	1,073	27	26	209	265
Expected return on plan assets	(363)	(763)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(23)	(47)
Pension settlement expense	518	943	—	—	—	—
Amortization of net actuarial loss(1)	494	703	20	20	76	173
Net periodic benefit cost	$1,785	$1,956	$47	$46	$354	$513

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$275	$366
Interest cost	3,259	3,462	81	77	628	795
Expected return on plan assets	(1,142)	(4,984)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(70)	(142)
Pension settlement expense	1,603	3,644	—	—	—	—
Amortization of net actuarial loss(1)	1,864	2,346	60	61	228	520
Net periodic benefit cost	$5,584	$4,468	$141	$138	$1,061	$1,539

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Following receipt of the determination letter, the plan’s actuarial assumptions were updated to remeasure the benefit obligation on a plan termination basis as of September 30, 2018 in connection with recognition of the quarterly pension settlement charge. The Company made assumptions for participant benefit elections, rate of return, and discount rates, including the annuity contract interest rate. Following an election window in which participants may choose their form of benefit payment, the plan will distribute immediate lump sum benefit payments and then settle remaining plan liabilities for benefits with the purchase of nonparticipating annuity contracts from insurance companies.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and nine months ended September 30, 2018 of $0.5 million (pre-tax), or $0.4 million (after-tax), and $1.6 million (pre-tax), or $1.2 million (after-tax), respectively, related to $3.1 million and $11.6 million of lump-sum benefit distributions from the plan for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, pension settlement expense of $0.9 million (pre-tax), or $0.6 million (after-tax), and $3.6 million (pre-tax), or $2.2 million (after-tax), respectively, was recognized related to $5.8 million and $23.1 million of lump-sum distributions from the plan for the three and nine months ended September 30, 2017, respectively, which included a $7.6 million nonparticipating annuity contract purchased from an insurance company during the first quarter 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants.

Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date, will occur in fourth quarter 2018 and first quarter 2019. Based on currently available information provided by the plan’s actuary, the Company estimates that noncash pension settlement charges could total approximately $15.0 million to $21.0 million and are expected to be recognized partially in fourth quarter 2018 and partially in first quarter 2019, and cash funding could total approximately $13.0 million in first quarter 2019, although there can be no assurances in this regard. The final pension settlement charges and the actual amount the Company will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Liquidation of plan assets and settlement of plan obligations is expected to be complete in February 2019.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2018:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2017	$137,417
Interest cost	3,259
Actuarial loss(1)	3,562
Benefits paid	(11,781)
Benefit obligations at September 30, 2018	132,457
Change in plan assets
Fair value of plan assets at December 31, 2017	124,831
Actual return on plan assets	2,028
Employer contributions	5,500
Benefits paid	(11,781)
Fair value of plan assets at September 30, 2018	120,578
Funded status at period end(2)	$(11,879)

Accumulated benefit obligation	$132,457

(1)

Actuarial loss resulted from remeasurement of the benefit obligation for plan termination assumptions at September 30, 2018, partially offset an actuarial gain recognized as of June 30, 2018 related primarily to the impact of an increase in the discount rate at the June 30, 2018 remeasurement upon settlement compared to the discount rate at the December 31, 2017 measurement date.

(2)	Recognized within current portion of pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2018.

The Company did not have a minimum cash contribution requirement for the nonunion defined benefit pension plan for 2018; however, in anticipation of funding the nonunion pension plan for termination, the Company made a $5.5 million voluntary contribution to the plan in September 2018 which will be deductible for income tax purposes in the Company’s tax year ended February 28, 2018. The plan’s preliminary adjusted funding target attainment percentage (“AFTAP”) is 108.77% as of the January 1, 2018 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

On July 9, 2018, ABF Freight reached a tentative agreement with the Teamster bargaining representatives for the Northern and Southern New England Supplemental Agreements on terms for new supplemental agreements to the 2018 ABF NMFA for 2018-2023 (the “New England Supplemental Agreements”). The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018. The New England Pension Fund is a multiemployer pension plan in critical and declining status to which ABF Freight made approximately 3% of its total multiemployer pension contributions in 2017. The New England Pension Fund was previously restructured to utilize a “two pool approach,” which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. In accordance with ABF Freight’s transition agreement with the New England Pension Fund, ABF Freight agreed to withdraw from the original pool to which it has historically been a participant (“Existing Employer Pool”) and transition to the direct attribution liability pool (“New Employer Pool”), which does not have an associated unfunded liability. The terms of the transition are pursuant to the Second Chance Policy on Retroactive Withdrawal Liability, as adopted by the New England Pension Fund.

ABF Freight’s transition agreement with the New England Pension Fund triggered a withdrawal liability settlement which satisfies ABF Freight’s existing potential withdrawal liability obligations to the Existing Employer Pool and minimizes the potential for future increases in withdrawal liability under the New Employer Pool. ABF Freight transitioned to the New Employer Pool at a lower pension contribution rate than its previous contribution rate under the Existing Employer Pool, and the new contribution rate will be frozen for a period of 10 years.

ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability as of June 30, 2018 when the transition agreement was determined to be probable. The withdrawal liability was partially settled through the initial lump sum cash payment of $15.1 million made in third quarter 2018, and the remainder will be settled with monthly payments to the New England Pension Fund over a period of 23 years with an initial aggregate present value of $22.8 million. In accordance with current tax law, these payments are deductible for income taxes when paid.

As of September 30, 2018, the outstanding withdrawal liability totaled $22.7 million, of which $0.5 million and $22.2 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $23.0 million at September 30, 2018, which is equal to the present value of the future withdrawal liability payments, discounted at a 4.4% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2017 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2018	2017
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(24,759)	$(25,768)
Interest rate swap	1,761	481
Foreign currency translation	(2,117)	(1,894)

Total	$(25,115)	$(27,181)

After-tax amounts:
Unrecognized net periodic benefit costs	$(22,357)	$(19,715)
Interest rate swap	1,301	292
Foreign currency translation	(1,564)	(1,151)

Total	$(22,620)	$(20,574)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2018 and 2017:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	(1,206)	(1,987)	946	(165)
Amounts reclassified from accumulated other comprehensive loss	2,736	2,736	—	—
Net current-period other comprehensive income (loss)	1,530	749	946	(165)

Balances at September 30, 2018	$(22,620)	$(22,357)	$1,301	$(1,564)

Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(2,712)	(3,158)	241	205
Amounts reclassified from accumulated other comprehensive loss	3,928	3,928	—	—
Net current-period other comprehensive income	1,216	770	241	205

Balances at September 30, 2017	$(22,201)	$(21,116)	$(88)	$(997)

(1)

The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220 (see Note A).

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Nine Months Ended September 30
	2018	2017
	(in thousands)
Amortization of net actuarial loss	$(2,152)	$(2,927)
Amortization of prior service credit	70	142
Pension settlement expense	(1,603)	(3,644)
Total, pre-tax	(3,685)	(6,429)
Tax benefit	949	2,501
Total, net of tax	$(2,736)	$(3,928)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2018		2017
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,058	$0.08	$2,066
Second quarter	$0.08	$2,058	$0.08	$2,078
Third quarter	$0.08	$2,060	$0.08	$2,063

On October 30, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 13, 2018.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2017, the Company had $31.7 million remaining under the program for repurchases of its common stock. During the nine months ended September 30, 2018, the Company purchased 5,882 shares for an aggregate cost of $0.2 million, leaving $31.5 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of September 30, 2018 and December 31, 2017, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2018	1,459,260	$22.98
Granted	229,560	$44.50
Vested	(54,039)	$23.88
Forfeited(1)	(5,611)	$24.27
Outstanding – September 30, 2018	1,629,170	$25.97

1)	Forfeitures are recognized as they occur.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$40,776	$14,788	$51,963	$23,158
Effect of unvested restricted stock awards	(98)	(44)	(128)	(106)
Adjusted net income	$40,678	$14,744	$51,835	$23,052
Denominator:
Weighted-average shares	25,697,509	25,671,535	25,670,435	25,699,306
Earnings per common share	$1.58	$0.57	$2.02	$0.90

Diluted
Numerator:
Net income	$40,776	$14,788	$51,963	$23,158
Effect of unvested restricted stock awards	(94)	(43)	(124)	(104)
Adjusted net income	$40,682	$14,745	$51,839	$23,054
Denominator:
Weighted-average shares	25,697,509	25,671,535	25,670,435	25,699,306
Effect of dilutive securities	1,098,150	721,824	1,037,824	674,076
Adjusted weighted-average shares and assumed conversions	26,795,659	26,393,359	26,708,259	26,373,382
Earnings per common share	$1.52	$0.56	$1.94	$0.87

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For each of the three- and nine-month periods ended September 30, 2018 and 2017, outstanding stock awards of 0.1 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

Effective January 1, 2018, the Company retrospectively adopted an amendment to ASC Topic 715 which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in the consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three and nine months ended September 30, 2018 and 2017. Reclassifications have been made to the prior period operating segment expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements in accordance with the amendment to ASC Topic 715. The adoption of this accounting policy is further discussed in Note A and the detail of net periodic benefit costs is presented in Note F.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands)
REVENUES
Asset-Based	$585,290	$517,417	$1,626,644	$1,496,310
ArcBest	205,449	195,749	587,369	524,554
FleetNet	50,494	39,568	145,045	116,307
Other and eliminations	(15,075)	(8,454)	(39,549)	(21,435)
Total consolidated revenues	$826,158	$744,280	$2,319,509	$2,115,736

OPERATING EXPENSES(1)
Asset-Based
Salaries, wages, and benefits	$292,082	$287,270	$848,611	$853,554
Fuel, supplies, and expenses	64,133	57,395	191,366	174,326
Operating taxes and licenses	12,261	11,712	35,927	35,726
Insurance	9,448	8,348	24,055	23,068
Communications and utilities	4,308	4,575	12,964	13,260
Depreciation and amortization	22,200	20,543	64,492	61,777
Rents and purchased transportation	70,946	55,381	180,332	154,996
Shared services	58,354	47,608	160,786	137,712
Multiemployer pension fund withdrawal liability charge(2)	—	—	37,922	—
Gain on sale of property and equipment	(123)	(7)	(522)	(599)
Other	1,531	757	3,778	3,935
Restructuring costs(3)	—	95	—	268
Total Asset-Based	535,140	493,677	1,559,711	1,458,023

ArcBest
Purchased transportation	164,322	155,894	475,614	417,313
Supplies and expenses	3,522	3,853	10,290	11,265
Depreciation and amortization	3,558	3,015	10,563	9,511
Shared services	23,453	22,447	68,857	62,691
Other	2,546	2,854	6,973	8,192
Restructuring costs(3)	—	—	152	875
Gain on sale of subsidiaries(4)	(1,945)	(152)	(1,945)	(152)
Total ArcBest	195,456	187,911	570,504	509,695

FleetNet	49,406	38,646	141,407	113,617
Other and eliminations	(9,899)	(2,696)	(24,049)	(8,208)
Total consolidated operating expenses	$770,103	$717,538	$2,247,573	$2,073,127

(1)

As previously discussed in this Note, the Company retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements and, therefore, these costs are no longer classified within operating expenses within this table. Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs).

(2)

ABF Freight recorded a one-time charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note F).

(3)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).
(4)	Gains recognized in the 2018 and 2017 periods relate to the sale of the ArcBest segment’s military moving businesses in December 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands)
OPERATING INCOME(1)
Asset-Based	$50,150	$23,740	$66,933	$38,287
ArcBest	9,993	7,838	16,865	14,859
FleetNet	1,088	922	3,638	2,690
Other and eliminations	(5,176)	(5,758)	(15,500)	(13,227)
Total consolidated operating income	$56,055	$26,742	$71,936	$42,609

OTHER INCOME (COSTS)
Interest and dividend income	$1,120	$346	$2,360	$905
Interest and other related financing costs	(2,470)	(1,706)	(6,542)	(4,410)
Other, net(1)(2)	(714)	(1,314)	(4,038)	(3,548)
Total other income (costs)	(2,064)	(2,674)	(8,220)	(7,053)
INCOME BEFORE INCOME TAXES	$53,991	$24,068	$63,716	$35,556

(1)

As previously discussed in this Note, for the three and nine months ended September 30, 2018 and 2017, the components of net periodic benefit cost other than service cost are presented within other income (costs) rather than within operating income in accordance with an amendment to ASC Topic 715, which the Company adopted retrospectively effective January 1, 2018.

(2)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$363,348	$349,294	$1,048,018	$1,023,803
Rents, purchased transportation, and other costs of services	265,042	235,346	742,338	651,131
Fuel, supplies, and expenses	82,188	75,716	245,718	226,666
Depreciation and amortization(1)	28,026	25,497	81,699	76,821
Other	31,449	30,948	91,112	91,975
Multiemployer pension fund withdrawal liability charge(2)	—	—	37,922	—
Restructuring costs(3)	50	737	766	2,731
	$770,103	$717,538	$2,247,573	$2,073,127

(1)	Includes amortization of intangible assets.
(2)

ABF Freight recorded a one-time charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note F).

(3)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note K).

NOTE K – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded less than $0.1 million and $0.8 million of restructuring charges in operating expenses during the three and nine months ended September 30, 2018, respectively, and recorded $0.7 million and $2.7 million, primarily for employee-related costs, during the three and nine months ended September 30, 2017, respectively.

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

At September 30, 2018 and December 31, 2017, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

Effective January 1, 2018, the Company retrospectively adopted an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”), which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in our consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the three and nine months ended September 30, 2018 and 2017. Reclassifications have been made to the prior period operating segment expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard. The adoption of this accounting policy is further discussed in Note A to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and the detail of our net periodic benefit costs are presented in Note F to the consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Labor Contract Agreement

As of September 2018, approximately 83% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”) which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands, except per share data)
REVENUES
Asset-Based	$585,290	$517,417	$1,626,644	$1,496,310

ArcBest	205,449	195,749	587,369	524,554
FleetNet	50,494	39,568	145,045	116,307
Total Asset-Light	255,943	235,317	732,414	640,861

Other and eliminations	(15,075)	(8,454)	(39,549)	(21,435)
Total consolidated revenues	$826,158	$744,280	$2,319,509	$2,115,736

OPERATING INCOME(1)
Asset-Based(2)	$50,150	$23,740	$66,933	$38,287

ArcBest	9,993	7,838	16,865	14,859
FleetNet	1,088	922	3,638	2,690
Total Asset-Light	11,081	8,760	20,503	17,549

Other and eliminations	(5,176)	(5,758)	(15,500)	(13,227)
Total consolidated operating income	$56,055	$26,742	$71,936	$42,609

NET INCOME(2)	$40,776	$14,788	$51,963	$23,158

DILUTED EARNINGS PER SHARE(2)	$1.52	$0.56	$1.94	$0.87

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

(2)

As disclosed in this Consolidated Results section, ABF Freight recorded a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

Our consolidated revenues, which totaled $826.2 million and $2,319.5 million for the three and nine months ended September 30, 2018, respectively, increased 11.0% and 9.6% compared to the same prior-year periods. The increases in consolidated revenues for the three and nine months ended September 30, 2018 reflect a 13.1% and 8.7% increase in our Asset-Based revenues, respectively, and an 8.8% and 14.3% increase in revenues of our Asset-Light operations, respectively, which represent the combined operations of our ArcBest and FleetNet segments. Our Asset-Based revenue growth reflects a 10.1% and 9.6% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, for the three- and nine-month periods ended September 30, 2018, respectively, versus the same periods of 2017, reflecting the impact of pricing initiatives on the 2018 periods. Total tonnage per day increased 1.6% for the three months ended September 30, 2018, but declined 1.0% for the nine months ended September 30, 2018, compared to the same prior-year periods. Our Asset-Light revenue growth for the three and nine months ended September 30, 2018, compared to the same periods of 2017, was due to an increase in revenue per shipment for the ArcBest segment associated with higher market prices resulting from continued tightness in available truckload capacity and higher service event volume for the FleetNet segment. On a combined basis, the Asset-Light operating segments generated approximately 30% and 31% of our total revenues before other revenues and intercompany eliminations for both the three- and nine-month periods ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2018, consolidated operating income totaled $56.1 million and $71.9 million, compared to $26.7 million and $42.6 million, respectively, for the same periods of 2017. Our consolidated operating results for the three and nine months ended September 30, 2018, compared to the same prior-year periods, improved due to the higher revenues, as previously described, and cost management. Our operating results for the nine months ended September 30, 2018 were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recorded by ABF Freight in second quarter 2018 for a multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed within the Asset-Based Segment Overview section of Results of Operations.

The year-over-year comparisons of consolidated operating results were also impacted by higher expenses for nonunion employee retirement costs, including long-term incentive plans impacted by shareholder returns relative to peers, which increased $1.7 million and $6.5 million for the three and nine months ended September 30, 2018, respectively, and defined contribution plans, which increased $0.1 million and $5.2 million, for the three and nine months ended September 30, 2018, respectively, compared to the same prior-year periods. The increases in these fringe costs were partially offset by lower nonunion healthcare costs and lower restructuring charges. Nonunion healthcare costs decreased $1.2 million and $5.1 million for the three and nine months ended September 30, 2018, compared to the same prior-year periods, primarily due to a decrease in the average cost per health claim. Restructuring charges related to the realignment of our organizational structure totaled less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, compared to $0.7 million and $2.7 million, respectively, for the same periods of 2017. Our consolidated operating results benefited from gains on sale of subsidiaries of $1.9 million in the three and nine months ended September 30, 2018, compared to $0.2 million in the same periods of 2017, related to the sale of ArcBest’s military moving businesses in December 2017 and 2016, respectively.

The loss reported in the “Other and eliminations” line of consolidated operating income which totaled $5.2 million and $15.5 million for the three and nine months ended September 30, 2018, respectively, compared to $5.8 million and $13.2 million, respectively, for the same periods of 2017, was impacted by the previously mentioned higher expenses for incentive plans, a portion of which are driven by shareholder returns relative to peers. The “Other and eliminations” line also includes less than $0.1 million and $0.6 million of the previously mentioned restructuring charges related to our enhanced market approach for the three and nine months ended September 30, 2018, respectively, compared to restructuring charges of $0.6 million and $1.6 million for the same respective periods of 2017. The “Other and eliminations” line includes expenses related to investments for improving the delivery of services to ArcBest’s customers, investments in comprehensive transportation and logistics services across multiple operating segments, and other investments in ArcBest technology and innovations. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” for fourth quarter 2018 to approximate $6.0 million and to be approximately $21.5 million for full year 2018.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.05 and $0.08 to diluted earnings per share for each of the three- and nine-month periods ended September 30, 2018, and contributed $0.04 and $0.07 per diluted share for the three- and nine-month periods ended September 30, 2017, respectively.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $1.3 million, or $0.05 per diluted share, and $4.1 million, or $0.16 per diluted share, for the three and nine months ended September 30, 2018, respectively, compared to $1.2 million, or $0.05 per diluted share, and $2.7 million, or $0.10 per diluted share, for the three and nine months ended September 30, 2017, respectively. These net periodic benefit costs (as detailed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q) include pension settlement charges due to lump-sum benefit distributions and an annuity contract purchase made by the plan in first quarter 2017.

In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the Internal Revenue Service (the “IRS”) regarding qualification of the plan termination. Following the election window in which participants may choose their form of benefit payment, the plan will distribute immediate lump sum benefit payments and then settle remaining plan liabilities for benefits with the purchase of nonparticipating annuity contracts from insurance companies. In anticipation of funding the nonunion pension plan for termination, we made a $5.5 million contribution to the plan in September 2018 which will be deductible for income tax purposes in our tax year ended February 28, 2018.

Nonunion pension expense, excluding settlement charges, is estimated to be approximately $1.3 million, or $1.0 million after-tax, for fourth quarter 2018. Based on currently available information provided by the plan’s actuary, we estimate noncash pension settlement charges could total approximately $15.0 million to $21.0 million and are expected to be recognized partially in fourth quarter 2018 and partially in first quarter 2019, and cash funding could total approximately $13.0 million in first quarter 2019, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Liquidation of plan assets and settlement of plan obligations is expected to be complete in February 2019.

For the three and nine months ended September 30, 2018, consolidated net income and earnings per share were impacted by a provisional tax benefit of $0.8 million, or $0.03 per diluted share, and $3.5 million, or $0.13 per diluted share, respectively, as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (The impact of the Tax Reform Act is discussed further in the Income Taxes section of MD&A and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.) Consolidated net income and earnings per share for the nine months ended September 30, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted consolidated net income and earnings per share for the three and nine months ended September 30, 2018, are further described within the Income Taxes section of MD&A.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands)
Net income	$40,776	$14,788	$51,963	$23,158
Interest and other related financing costs	2,470	1,706	6,542	4,410
Income tax provision(1)	13,215	9,280	11,753	12,398
Depreciation and amortization	28,026	26,218	81,699	76,821
Amortization of share-based compensation	2,641	1,471	6,185	5,070
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,108	1,839	3,755	6,571
Multiemployer pension fund withdrawal liability charge(2)	—	—	37,922	—
Restructuring charges(3)	50	737	766	2,731
Consolidated Adjusted EBITDA	$88,286	$56,039	$200,585	$131,159

(1)

Includes a tax benefit of $0.8 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act. See the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the impact of the Tax Cuts and Jobs Act.

(2)

As disclosed in this Consolidated Results section, ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

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

As previously disclosed within the General section of MD&A, we have reclassified certain prior period operating segment expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for description of the Asset-Based segment and additional segment information, including revenues and operating income for the three and nine months ended September 30, 2018 and 2017.

As previously disclosed in the General section of MD&A, as of September 2018, approximately 83% of the Asset-Based segment’s employees were covered under the 2018 ABF NMFA with the IBT, which was ratified on May 10, 2018. Following ratification of the supplements to the contract, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

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

ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in second quarter 2018 when the transition agreement was determined to be probable. The withdrawal liability was partially settled through the initial lump sum cash payment of $15.1 million made in third quarter 2018, and the remainder will be settled with monthly payments to the New England Pension Fund over a period of 23 years with an initial aggregate present value of $22.8 million. In accordance with current tax law, these payments are deductible for income taxes when paid. This transition agreement allowed ABF Freight to satisfy its withdrawal liability obligations to the existing employer pool of the New England Pension Fund to which it had historically been a participant; will minimize the potential for future increases in withdrawal liability and contribution rates; and will reduce operating costs and improve cash flow in future periods. ABF Freight transitioned to the new employer pool of the New England Pension Fund at a lower pension contribution rate, which is frozen for a period of 10 years, compared to its pension contribution rate under the previous employer pool. The transition agreement with the New England Pension Fund has no impact or bearing on any of the other multiemployer pension plans to which ABF Freight contributes.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout the third quarter of 2018, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The year-over-year Asset-Based revenue comparison for the three and nine months ended September 30, 2018 was impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Salaries, wages, and benefits expense of the Asset-Based segment amounted to 49.9% and 52.2% of revenues for the three and nine months ended September 30, 2018, respectively, compared to 55.5% and 57.0% for the same periods of 2017, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenue are discussed in the following Asset-Based Segment Results section.

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

The combined effect of cost reductions under the previous ABF NMFA, lowered cost increases throughout the previous contract period, and increased flexibility in labor work rules were important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds did not increase ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2017. The average health, welfare, and pension benefit contribution rate increased approximately 2.8% and 2.0% effective primarily on August 1, 2017 and 2016, respectively, inclusive of the rate freezes in 2017. Effective July 1, 2017, the ABF NMFA contractual wage rate increased 2.5%.

As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior ABF NMFA, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. Under the 2018 ABF NMFA, the contractual wage rate increased approximately 1.2% effective July 1, 2018, and the average health, welfare, and pension contribution rate increased approximately 2.2% effective primarily on August 1, 2018.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	49.9%	55.5%	52.2%	57.0%
Fuel, supplies, and expenses	10.9	11.1	11.7	11.6
Operating taxes and licenses	2.1	2.3	2.2	2.4
Insurance	1.6	1.6	1.5	1.5
Communications and utilities	0.7	0.9	0.8	0.9
Depreciation and amortization	3.8	4.0	4.0	4.1
Rents and purchased transportation	12.1	10.7	11.1	10.4
Shared services	10.0	9.2	9.9	9.2
Multiemployer pension fund withdrawal liability charge(1)	—	—	2.3	—
Gain on sale of property and equipment	—	—	—	—
Other	0.3	0.1	0.2	0.3
Restructuring costs	—	—	—	—
	91.4%	95.4%	95.9%	97.4%

Asset-Based Operating Income	8.6%	4.6%	4.1%	2.6%

(1)

As previously disclosed in the Asset-Based Segment Overview of Results of Operations, ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	% Change	2018	2017	% Change
Workdays	63.0	62.5		190.5	190.0
Billed revenue(1) per hundredweight, including fuel surcharges	$35.83	$32.53	10.1%	$33.92	$30.94	9.6%
Pounds	1,614,220,578	1,576,455,988	2.4%	4,812,499,089	4,847,356,595	(0.7)%
Pounds per day	25,622,549	25,223,296	1.6%	25,262,462	25,512,403	(1.0)%
Shipments per day	20,835	21,048	(1.0)%	19,912	21,068	(5.5)%
Shipments per DSY(2) hour	0.446	0.435	2.5%	0.444	0.443	0.2%
Pounds per DSY(2) hour	548.13	521.84	5.0%	562.76	536.03	5.0%
Pounds per shipment	1,230	1,198	2.7%	1,269	1,211	4.8%
Pounds per mile(3)	18.77	19.02	(1.3)%	19.56	19.61	(0.3)%
Average length of haul (miles)	1,043	1,027	1.6%	1,042	1,032	1.0%

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

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2018 totaled $585.3 million and $1,626.6 million, respectively, compared to $517.4 million and $1,496.3 million, respectively, for the same periods of 2017. Billed revenue (as described in footnote (1) to the key operating statistics table) increased 11.9% and 8.6% on a per-day basis for the three and nine months ended September 30, 2018, respectively, compared to the same prior-year periods. For the three months ended September 30, 2018, the increase in billed revenue reflects a 10.1% increase in total billed revenue per hundredweight, including fuel surcharges, and a 1.6% increase in tonnage per day, compared to the same period of 2017. For the nine months ended September 30, 2018, the increase in billed revenue reflects a 9.6% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 1.0% decrease in tonnage per day, compared to the same period of 2017. The number of workdays was higher by one-half of a day in the three- and nine-month periods ended September 2018, versus the prior year quarter, which contributed to increased total revenues in both 2018 periods.

The increase in total billed revenue per hundredweight reflects yield improvement initiatives, including a general rate increase, contract renewals, and CMC pricing which was introduced in the third quarter of 2017, and higher fuel surcharge revenues associated with increased fuel prices during the three- and nine-month periods ended September 30, 2018, compared to the same periods of 2017. The Asset-Based segment implemented a nominal general rate increase on its LTL base rate tariffs of 5.9% effective April 16, 2018, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased approximately 5.3% and 4.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. The increase in the total revenue per hundredweight measure for the three- and nine-month periods also reflects an increase in average length of haul and higher pricing on truckload-rated shipments due to managing business levels with service and due to the effect on prices of those shipments as a result of the constrained capacity in the truckload market during the current year. For third quarter 2018, the Asset-Based segment’s average nominal fuel surcharge rate increased approximately 370 basis points from the third quarter 2017 level and increased approximately 330 basis points for the nine-month period ended September 30, 2018, compared to the same period of 2017. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business for the three and nine months ended September 30, 2018 had high-single-digit percentage increases when compared to the same prior-year periods. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

The increase in tonnage per day for third quarter 2018 of 1.6%, reflects a 2.7% increase in average weight per shipment, partially offset by a 1.0% decrease in shipments per day, compared to third quarter 2017. The increase in average weight per shipment for third quarter 2018, compared to third quarter 2017, was driven by heavier LTL shipments, partially offset by lower average daily truckload-rated tonnage levels as a result of pricing actions previously mentioned to manage business levels with service. For the nine months ended September 30, 2018, the 1.0% decline in tonnage per day, compared to the same period of 2017, primarily reflects the effect of yield improvement initiatives, including the space-based pricing program, that led to a 5.5% decline in total daily shipment counts but a 4.8% increase in average weight per shipment. An increase in weight per shipment is also influenced by the effects of positive economic factors and other service needs of our customers.

Asset-Based Revenues — October 2018

Asset-Based billed revenues for the month of October 2018 increased approximately 11% above October 2017 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 9% and an increase in average daily total tonnage of approximately 2%. The higher revenue per hundredweight measure benefited from the effect of yield improvement initiatives and higher fuel surcharges. Tonnage levels for October 2018, compared to the same prior-year period, reflect LTL tonnage growth, partially offset by reductions in volume-quoted truckload-rated shipments. Total shipments per day increased approximately 3% in October 2018, compared to October 2017. Total weight per shipment decreased approximately 1% in October 2018 versus the same prior-year period, reflecting a reduced number of heavy-weighted truckload-rated shipments as a result of pricing actions to manage business levels in our network, partially offset by an increase in weight per shipment on our LTL-rated business. Total billed revenue per shipment increased approximately 7% in October 2018, versus the same prior-year period.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $50.2 million and $66.9 million, for the three and nine months ended September 30, 2018, respectively, compared to $23.7 million and $38.3 million, respectively, for the same periods of 2017. The nine-month period ended September 30, 2018 included the $37.9 million one-time charge recognized in second quarter 2018 for the multiemployer pension fund withdrawal liability previously discussed in the Asset-Based Segment Overview. The Asset-Based segment operating ratio decreased by 4.0 percentage and 1.5 percentage points for the three and nine months ended September 30, 2018, from the same prior-year periods. The one-time multiemployer pension charge negatively impacted the operating ratio by 2.3 percentage points for the nine months ended September 30, 2018. Excluding the one-time charge, the Asset-Based operating ratio decreased 3.8 percentage points for the nine months ended September 30, 2018, versus the comparable 2017 period. The improvements in the Asset-Based segment’s operating results for the three and nine months ended September 30, 2018, compared to the same periods of 2017, reflect continued strength in account pricing and the benefits of careful cost management in-line with business levels. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 49.9% and 52.2% of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2018, respectively, compared to 55.5% and 57.0%, respectively, for the same periods of 2017. The year-over-year decreases in labor costs as a percentage of revenue were influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Although the costs decreased as a percentage of revenue for third quarter 2018, salaries, wages, and benefits increased $4.8 million, compared to third quarter 2017, primarily due to the expenses explained in the following paragraph and the increased costs of handling higher tonnage levels during the quarter.  Salaries, wages, and benefits costs decreased $4.9 million for the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to adjustments made to align our cost structure to business levels, as shipment levels were 5.5% lower on a per day basis year-to-date for 2018, partially offset by increases in the expenses explained below.

As previously discussed in the Asset-Based Segment Overview, contractual wage and benefit contribution rates increased versus the prior-year periods. Salaries, wages, and benefits for the three and nine months ended September 30, 2018, versus the comparable 2017 periods, also include additional costs associated with the 2018 ABF NMFA, including $1.5 million and $2.1 million, respectively, related to restoration of one week of vacation and $0.4 million and $0.8 million, respectively, related to the ratification bonus. The additional week of vacation under the new labor agreement is accrued as it is earned for anniversary dates that begin on or after April 1, 2018. The one-time, lump sum ratification bonus was paid during third quarter 2018 and is being amortized over the duration of the contract beginning April 1, 2018. Salaries, wages, and benefits costs for the three and nine months ended September 30, 2018, compared to the same periods of 2017, were also impacted by higher expenses for nonunion incentive plans, a portion of which are driven by shareholder returns relative to peers, and higher accruals for defined contribution plans, partially offset by lower nonunion healthcare costs, primarily due to a decrease in the average cost per claim and, for the nine-month period, a decrease in the number of health claims filed.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. In third quarter 2018, higher tonnage levels handled throughout the ABF Freight network reversed a trend experienced in the first half of the year and contributed to improvement in several key productivity metrics. Shipments per DSY hour improved 2.5% and 0.2% for the three and nine months ended September 30, 2018, respectively, compared to the same prior-year periods, partially impacted by increased usage of purchased transportation agents to efficiently manage local delivery effort. The increases in pounds per shipment for the three and nine months ended September 30, 2018, which reflect the impact of yield initiatives on changes in tonnage and shipment levels previously discussed, contributed to the 5.0% improvement in pounds per DSY hour, compared to the same periods of 2017.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.2 percentage points and increased 0.1 percentage points for the three and nine months ended September 30, 2018, respectively. These changes as a percentage of revenue were impacted by higher revenues in the 2018 periods, as fuel, supplies, and expenses increased $6.7 million and $17.0 million for the three- and nine-month periods ended September 30, 2018, respectively, primarily due to year-over-year increases in average fuel price per gallon (excluding taxes) of approximately 30%. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during the 2018 periods versus the same periods of 2017.

Rents and purchased transportation as a percentage of revenue increased 1.4 and 0.7 percentage points for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily due to both higher utilization and higher costs of purchased linehaul and local transportation agents to maintain customer service. Rail miles increased approximately 32% and 22% for the three- and nine-month periods ended September 30, 2018, respectively, compared to the same prior-year periods. The Asset-Based segment remains focused on improving utilization of owned assets, as well as aligning purchased transportation costs with lower shipment levels which were experienced during 2018.

Shared services as a percentage of revenue increased 0.8 and 0.7 percentage points for the three and nine months ended September 30, 2018, respectively, compared to the same prior-year periods, due to increases in employee benefit costs, including higher expenses for incentive plans, a portion of which are driven by shareholder returns relative to peers; higher advertising costs; and investments to improve the customer experience.

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

As previously disclosed within the General section of MD&A, we have reclassified certain prior period operating segment expenses in this Quarterly Report on Form 10-Q to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues and operating income for the three and nine months ended September 30, 2018 and 2017.

Asset-Light Results

For the three and nine months ended September 30, 2018, the combined revenues of our Asset-Light operations totaled $255.9 million and $732.4 million, respectively, compared to $235.3 million and $640.9 million, respectively, for the same periods of 2017. The combined revenues of our Asset-Light operating segments generated approximately 30% and 31% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2018, respectively, compared to 31% and 30% for the three and nine months ended September 30, 2017, respectively.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	80.0%	79.6%	81.0%	79.6%
Supplies and expenses	1.7	2.0	1.7	2.1
Depreciation and amortization	1.7	1.5	1.8	1.8
Shared services	11.4	11.5	11.7	11.9
Other	1.2	1.5	1.2	1.6
Restructuring costs	—	—	—	0.2
Gain on sale of subsidiaries(1)	(0.9)	(0.1)	(0.3)	—
	95.1%	96.0%	97.1%	97.2%

ArcBest Segment Operating Income	4.9%	4.0%	2.9%	2.8%

(1)	Gains recognized in the 2018 and 2017 periods relate to the sale of the ArcBest segment’s military moving businesses in December 2017 and 2016, respectively.

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

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Revenue / Shipment	8.4%	15.6%

Shipments / Day	(7.4%)	(6.4%)

The ArcBest segment revenues totaled $205.4 million and $587.4 million for the three and nine months ended September 30, 2018, respectively, compared to $195.7 million and $524.6 million, respectively, for the same periods of 2017. The 5.0% and 12.0% increase in revenues for the three and nine months ended September 30, 2018, respectively, compared to the same prior-year periods, primarily reflects increases in revenue per shipment associated with higher market prices resulting from continued tightness in available truckload capacity, partially offset by lower shipments per day. ArcBest segment net revenue, which is a non-GAAP measure of revenues less costs of purchased transportation (see Reconciliations of Asset-Light Non-GAAP Measures within this Asset-Light Results section), increased 3.2% and 4.2%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. Tight market capacity compressed the segment’s net revenue margin, which was 20.0% and 19.0% for the three and nine months ended September 30, 2018, respectively, versus 20.4% for the same prior-year periods, with the year-over-year declines reflecting the increased cost of purchased transportation outpacing improvements in customer rates. However, the rate of margin compression experienced by the ArcBest segment in third quarter 2018 was significantly less than in the first half of 2018. Purchased transportation costs as a percentage of revenue increased 0.4 and 1.4 percentage points for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, as capacity in the spot market was tighter than in the prior-year periods. The year-over-year net revenue comparison for the ArcBest segment was also impacted by $0.9 million and $2.2 million of net revenue included in the three- and nine-month periods ended

September 30, 2017, respectively, from our military moving business for which a portion was sold in December 2016 and the remainder was sold in December 2017.

Operating income increased $2.2 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily reflecting net revenue improvement and the impact of the $1.9 million gain recognized in third quarter 2018, versus $0.2 million recognized during third quarter 2017, related to the previously discussed sale of ArcBest’s military moving businesses. The third quarter recognition of the gain on these sales was triggered when the required government approvals of the transactions were obtained in September 2018 and 2017. For the nine months ended September 30, 2018, versus the same period of 2017, operating income also benefited from a $0.7 million decrease in restructuring charges related to our corporate realignment under our enhanced marketing approach. The year-over-year operating income improvements were partially offset by a reduction in business levels from the sale of the military moving business and the associated net revenue reduction. Shared services expense increased in both 2018 periods, reflecting investments in technology and personnel associated with managed transportation solutions and maintaining customer service and, for the nine months ended September 30, 2018, higher purchase accounting expense related to an earn-out agreement for the transaction completed in third quarter 2016 to enhance the segment’s dedicated truckload service offerings.

FleetNet Segment

FleetNet’s revenues totaled $50.5 million and $145.0 million for the three and nine months ended September 30, 2018, respectively, compared to $39.6 million and $116.3 million, respectively, for the same periods of 2017. The 27.6% and 24.7% increase in revenues for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, was due primarily to increased service event volume.

FleetNet’s operating income improved to $1.1 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, from $0.9 million and $2.7 million, respectively, in the same prior-year periods. The year-over-year operating income improvements reflect the revenue growth combined with improved labor efficiencies.

Asset-Light Revenues – October 2018

Revenues of our Asset-Light operations, on a combined basis (ArcBest and FleetNet), increased approximately 6% on a per-day basis in October 2018 above the same prior-year period, primarily due to an increase in ArcBest segment revenue per shipment, partially offset by a reduction in daily shipments. An increase in FleetNet’s daily service event volume also contributed to the year-over-year increase in revenues.

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

ArcBest Segment Net Revenue and Net Revenue Margin

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Revenue	$205,449	$195,749	5.0%	$587,369	$524,554	12.0%
Purchased transportation	164,322	155,894	5.4%	475,614	417,313	14.0%
Non-GAAP Net Revenue	$41,127	$39,855	3.2%	$111,755	$107,241	4.2%

Non-GAAP Net Revenue Margin	20.0%	20.4%		19.0%	20.4%

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	(in thousands)
ArcBest
Operating Income(1)(2)	$9,993	$7,838	$16,865	$14,859
Depreciation and amortization(3)	3,558	3,015	10,563	9,511
Restructuring charges(4)	—	—	152	875
Adjusted EBITDA	$13,551	$10,853	$27,580	$25,245

FleetNet
Operating Income(1)(2)	$1,088	$922	$3,638	$2,690
Depreciation and amortization	291	272	834	823
Adjusted EBITDA	$1,379	$1,194	$4,472	$3,513

Total Asset-Light
Operating Income(1)(2)	$11,081	$8,760	$20,503	$17,549
Depreciation and amortization(3)	3,849	3,287	11,397	10,334
Restructuring charges(4)	—	—	152	875
Adjusted EBITDA	$14,930	$12,047	$32,052	$28,758

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

(2)

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation of segment expenses and the presentation of components of net periodic benefit cost in other income (costs).

(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $1.1 million and $3.4 million for three and nine months ended September 30, 2018, respectively, compared to $1.1 million and $3.2 million for the same respective prior-year periods, and amortization of acquired software of $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, compared to $0.5 million and $2.1 million for the same respective prior-year periods.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents(1)	$177,436	$120,772
Short-term investments, primarily FDIC-insured certificates of deposit	75,879	56,401
Total(2)	$253,315	$177,173

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At  September 30, 2018 and December 31, 2017 cash and cash equivalents totaling $85.2 million and $61.1 million, respectively, were not FDIC insured.

Cash, cash equivalents, and short-term investments increased $76.1 million from December 31, 2017 to September 30, 2018. During the nine-month period ended September 30, 2018, cash provided by operations of $173.6 million was used to repay $50.0 million of notes payable; fund $36.3 million of capital expenditures (and an additional $71.6 million of certain Asset-Based revenue equipment was financed with notes payable), net of proceeds from asset sales; and pay dividends of $6.2 million on common stock.

Cash provided by operating activities during the nine months ended September 30, 2018 increased $77.2 million compared to the same prior-year period, primarily due to improved operating results and changes in working capital. The comparison of cash provided by operating activities was also impacted by the $5.5 million contribution we made to our nonunion defined benefit pension plan in third quarter 2018 and the $15.3 million of cash payments toward the multiemployer pension withdrawal liability charge recognized in second quarter 2018 related to the transition agreement ABF Freight entered into with the New England Pension Fund (as further discussed within the Asset-Based Segment Overview section of Results of Operations).

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

however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement includes certain conditions, including limitations on incurrence of debt. As of September 30, 2018, we had available borrowing capacity of $130.0 million under our Credit Facility.

Interest Rate Swaps

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2018. The fair value of the interest rate swap asset of $0.5 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

In June 2017, we entered into a second forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of September 30, 2018. The fair value of the interest rate swap asset of $1.2 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program was amended and extended in August 2018 to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021. The program allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. As of September 30, 2018, we have $45.0 million borrowed under the program.

The accounts receivable securitization program includes a provision under which we may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2018, we had available borrowing capacity of $62.4 million under the accounts receivable securitization program.

In October 2018, we repaid $5.0 million of the amount borrowed under the accounts receivable securitization program which reduced our long-term debt and increased our available borrowing capacity.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2018, we had letters of credit outstanding of $18.2 million (including $17.6 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of September 30, 2018, surety bonds outstanding related to our self-insurance program totaled $49.4 million.

Notes Payable and Capital Leases

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $57.2 million and $71.6 million for revenue equipment and software during the three and nine months ended September 30, 2018, respectively.

We financed the purchase of an additional $16.7 million of revenue equipment through promissory note arrangements as of November 1, 2018. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2018. These purchase obligations totaled $58.4 million as of September 30, 2018, with $54.8 million estimated to be paid within the next year, $3.5 million estimated to be paid in the following two-year period, and $0.1 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, and other equipment are included in our 2018 capital expenditure plan. We also have contractual obligations for operating leases, primarily related to our Asset-Based service centers, which totaled $84.2 million, net of noncancelable subleases, as of September 30, 2018, with $19.2 million estimated to be paid within the next year, $31.3 million estimated to be paid in the following two-year period, $15.5 million to be paid within five years, and $18.2 million to be paid thereafter.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $188.0 million, including interest, as of September 30, 2018, an increase of $26.8 million from December 31, 2017. The scheduled maturities of our long-term debt obligations as of September 30, 2018 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2017 Annual Report on Form 10‑K during the nine months ended September 30, 2018.

For 2018, our total net capital expenditures, including amounts financed, are estimated to range from $145.0 million to $150.0 million, net of asset sales. These 2018 estimated net capital expenditures include revenue equipment purchases of $90.0 million, primarily for our Asset-Based operations. The remainder of 2018 expected capital expenditures includes costs of other facility and handling equipment for our Asset-Based operations and technology investments across the enterprise. We have the flexibility to adjust certain planned 2018 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $105.0 million in 2018.

As previously disclosed within the Consolidated Results section of Results of Operations, an amendment was executed in November 2017 to terminate our nonunion defined benefit pension plan with an effective date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Following the election window in which participants may choose their form of benefit payment, the plan will distribute immediate lump sum benefit payments and then settle remaining plan liabilities for benefits with the purchase of nonparticipating annuity contracts from insurance companies. In anticipation of funding the nonunion pension plan for termination, we made a $5.5 million voluntary contribution to the plan in September 2018 which will be deductible for income tax purposes in our tax year ended February 28, 2018.

Based on currently available information provided by the plan’s actuary, we estimate noncash pension settlement charges could total approximately $15.0 million to $21.0 million and are expected to be recognized partially in fourth quarter 2018 and partially in first quarter 2019, and cash funding could total approximately $13.0 million in first quarter 2019, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including final benefit calculations, the benefit elections made by plan participants, interest rates, the value of plan assets, and the cost to purchase an annuity contract to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Liquidation of plan assets and settlement of plan obligations is expected to be complete in February 2019.

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

As previously discussed within the Asset-Based Segment Overview section of Results of Operations, the New England Supplemental Agreements for the 2018-2023 contract period were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Pension Fund was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any pre-existing withdrawal liability and at a lower future contribution rate. The withdrawal liability was partially settled through the initial lump sum cash payment of $15.1 million made in third quarter 2018, and the remainder will be settled with monthly payments to the New England Pension Fund over a period of 23 years with an initial aggregate present value of $22.8 million. The first monthly payment was made in September 2018. In accordance with current tax law, these payments are deductible for income taxes when paid.

Other Liquidity Information

Cash, cash equivalents, and short-term investment totaled $253.3 million at September 30, 2018. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On October 30, 2018, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 13, 2018. We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the nine months ended September 30, 2018, we purchased 5,882 shares of our common stock leaving $31.5 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2018. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $44.1 million from December 31, 2017 to September 30, 2018, reflecting higher business levels in September 2018 compared to December 2017.

Other Long-Term Assets

The $10.4 million increase in other long-term assets from December 31, 2017 to September 30, 2018, includes $5.9 million related to the one-time, lump sum ratification bonus under the 2018 ABF NMFA which was paid during third quarter 2018 and is being amortized over the duration of the contract beginning April 1, 2018. The year-to-date change in other long-term assets was also impacted by increases in cash surrender value of life insurance policies and increases in the fair value of our interest rate swap agreements.

Accounts Payable

Accounts payable increased $25.4 million from December 31, 2017 to September 30, 2018, primarily due to increased business levels in September 2018 compared to December 2017.

Accrued Expenses

Accrued expenses increased $22.6 million from December 31, 2017 to September 30, 2018, primarily due to certain incentive accruals related to our improved operating performance and the current portion of long-term incentive plans, a portion of which are driven by shareholder returns relative to peers; higher accruals for contributions to defined contribution plans; and an increase in holiday and vacation accruals for union employees related, in part, to the restoration of a week of vacation under the 2018 ABF NMFA.

Pension and Postretirement Liabilities

Following receipt in September 2018 of the favorable termination letter from the IRS regarding the qualification of the termination of the nonunion defined benefit pension plan, the $11.9 million unfunded pension liability was reclassified from long-term to current on the consolidated balance sheet as of September 30, 2018.

Other Long-Term Liabilities

Other long-term liabilities increased $24.8 million from December 31, 2017 to September 30, 2018, primarily due to recognition of the long-term portion of the New England Pension Fund withdrawal liability, of which $22.2 million remains outstanding at September 30, 2018, and higher accruals for long-term incentive plans which are impacted by shareholder returns relative to peers.

Off-Balance Sheet Arrangements

At September 30, 2018, our off-balance sheet arrangements of $142.6 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for our Asset-Based service centers.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 24.5% and 18.4% for the three months and nine months ended September 30, 2018, respectively.  Our effective tax rate was 38.6% and 34.9% for the three months and nine months ended September 30, 2017, respectively. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes are required to be calculated by applying a blended rate to the taxable income for the tax year ended February 28, 2018. In computing total tax expense for the three and nine months ended September 30, 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through September 2018. The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2018 tax rate to vary significantly from the statutory rate.

At December 31, 2017, we remeasured deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first nine months of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit in continuing operations of $0.8 million and $3.5 million in the three and nine months ended September 30, 2018, respectively, which impacted the effective tax benefit rate as noted in the following table.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2018		2017		2018		2017
	(in thousands)

Income tax provision at the statutory federal rate(1)	$11,338	21.0%	$8,423	35.0%	$13,380	21.0%	$12,444	35.0%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	(825)	(1.5)%	—	—%	(3,466)	(5.4)%	—	—%
Impact of the Tax Reform Act on current tax	22	—%	—	—%	(47)	(0.1)%	—	—%
Alternative fuel credit(2)	—	—%	—	—%	(1,203)	(1.9)%	—	—%
Nondeductible expenses and other	1,055	2.0%	394	1.6%	2,153	3.3%	1,124	3.2%
Increase (decrease) in valuation allowances	205	0.4%	(3)	—%	(79)	(0.1)%	(246)	(0.7)%
Tax benefit from vested RSUs	(24)	—%	16	0.1%	(325)	(0.5)%	(1,229)	(3.4)%
Life insurance proceeds and changes in cash surrender value	(242)	(0.5)%	(330)	(1.4)%	(438)	(0.7)%	(675)	(1.9)%
Future state tax rate changes	—	—%	39	0.2%	(130)	(0.2)%	39	0.1%
Federal employment and R&D tax credits	(63)	(0.1)%	(36)	(0.1)%	(120)	(0.2)%	(170)	(0.5)%
Federal income tax provision (benefit)	$128	0.3%	$80	0.4%	$(3,655)	(5.8)%	$(1,157)	(3.2)%
State income tax provision	1,749	3.2%	777	3.2%	2,028	3.2%	1,111	3.1%
Total provision for income taxes	$13,215	24.5%	$9,280	38.6%	$11,753	18.4%	$12,398	34.9%

(1)

For the three and nine months ended September 30, 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation. For the three and nine months ended September 30, 2017, amounts in this reconciliation reflect the 35% statutory U.S. income tax rate in effect prior to the enactment of the Tax Reform Act.

(2)

The nine-month period ended September 30, 2018 was impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 was recognized in the first quarter of 2018.

At September 30, 2018, we had $47.8 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2018 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.9 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2018 and September 30, 2017, financial reporting income exceeded income determined under income tax law.

During the nine months ended September 30, 2018, we made state and foreign tax payments of $3.6 million, and received refunds of $1.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2017 Annual Report on Form 10-K. The following policies have been updated during the nine months ended September 30, 2018 for the adoption of accounting standard updates disclosed within this section of MD&A.

Goodwill

Effective January 1, 2018, we early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test, and we updated our critical accounting policy related to goodwill accordingly. The adoption of the amendment did not have an impact on our consolidated financial statements for the nine months ended September 30, 2018.

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

We record deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.8 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the our 2017 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our accounts receivable securitization program, which was amended and extended in August 2018 to provide cash proceeds of up to $125.0 million with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q.

In October 2018, we repaid $5.0 million of the amount borrowed under the accounts receivable securitization program which reduced our long-term debt and increased our available borrowing capacity.

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the borrowings outstanding under the accounts receivable securitization as of September 30, 2018:

								September 30
	Contractual Maturity Date							2018
	Year Ended December 31							Carrying	Fair
	2018	2019	2020	2021	2022	Thereafter	Value	Value	Value
	(in thousands, except interest rates)						(in thousands)
Accounts receivable securitization program	$—	$—	$—	$45,000	$—	$—	$45,000	$45,000	$45,000
Projected interest rate	3.22%	3.70%	3.94%	3.91%	—%	—%

As of September 30, 2018, there have been no significant changes in the Company’s market risks reported as of December 31, 2017 in the Company’s 2017 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of September 30, 2018 and December 31, 2017, the Company had $31.5 million and $31.7 million, respectively, remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended September 30, 2018.

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

10.1*	Collective Bargaining Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc.

10.2

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

ARCBEST CORPORATION
(Registrant)

Date: November 8, 2018	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 8, 2018	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer