Form 10-K
period 2018-12-31
ARCBEST CORP /DE/
filed 2019-02-28
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2018.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2018, was $1,165,189,894.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2019, was 25,570,294.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 30, 2019, are incorporated by reference in Part III of this Form 10-K.

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

•	untimely or ineffective development and implementation of new or enhanced technology;
•	the loss or reduction of business from large customers;
•	competitive initiatives and pricing pressures;
•	relationships with employees, including unions, and our ability to attract and retain employees;
•

unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;

•	the cost, timing, and performance of growth initiatives;
•	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
•	availability and cost of reliable third-party services;
•	governmental regulations;
•	environmental laws and regulations, including emissions-control regulations;
•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans;
•	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
•	litigation or claims asserted against us;
•	maintaining our intellectual property rights, brand, and corporate reputation;
•	the loss of key employees or the inability to execute succession planning strategies;
•	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
•	timing and amount of capital expenditures;
•	self-insurance claims and insurance premium costs;
•	the cost, integration, and performance of any recent or future acquisitions;
•	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) is a leading logistics company with creative problem solvers who deliver integrated solutions. Our mission is to connect and positively impact the world through solving logistics challenges.

In 2018, ArcBest® celebrated its 95th anniversary. From its roots in less-than-truckload (“LTL”) delivery, ArcBest has transformed into a full-scale provider of end-to-end supply chain services. Under the ArcBest brand, we offer customized logistics solutions to optimize our customers’ supply chains, while we continue to offer a full array of asset-based LTL services through the ABF Freight® network and ground expedite services under the Panther Premium Logistics® brand. Our service offerings also include truckload, intermodal, international air and ocean, time critical, managed transportation, warehousing and distribution, household goods moving services under the U‑Pack® brand, and commercial vehicle maintenance and repair from FleetNet America®. With a comprehensive suite of freight transportation and logistics services and employees who have The Skill and The Will® to get the job done, ArcBest has the unique ability to address even the most complex logistics and supply chain challenges that our customers face every day.

Our operations are conducted through our three reportable operating segments, which are described in the Business Description Section below:

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

Vision and Values

“We’ll Find a Way” is the vision of ArcBest. It is a testament of what our customers say about us – that we’re the kind of company who partners with them to solve problems and make things happen. It speaks to the can-do attitude and will of our people to do the hard things well.

We carry out our vision by exemplifying our corporate values:

•	Creativity – We create solutions.
•	Integrity – We do the right thing.
•	Collaboration – We work together.
•	Growth – We grow our people and our business.
•	Excellence – We exceed expectations.
•	Wellness – We embrace total health.

Strategy

Our strategy is to produce long-term value with our creative problem solvers by building informed, trusted, and innovative relationships with shippers and capacity providers and delivering a best-in-class experience efficiently through their desired channels.

We work to build long-term value for our customers, employees and shareholders by:

•

Expanding our revenue opportunities. We seek to expand our revenue opportunities through deepening our existing customer relationships and securing new ones. We build relationships that last for decades and our customers assign a high degree of value for the high level of service and professionalism we provide. When customers talk about us, they say that we solve their logistics and transportation challenges, we are a trusted provider and partner who understands them, and we make it easy to do business.

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

•

Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. We seek to improve the customer experience while simultaneously driving improved cost efficiency in our business.

We continually analyze where additional capital should be invested and where management resources should be focused to improve relationships with customers and meet their expanding needs. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our Asset-Light operations. The additional resources invested in growing our Asset-Light operations help ensure we are positioned to serve the changing marketplace and capitalize on available opportunity by providing a comprehensive suite of transportation and logistics services. As part of this strategy, we have completed the following acquisitions and changes to our business model:

•

On June 15, 2012, we acquired Panther Expedited Services, Inc. (“Panther”), one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Our expedite and premium logistics operations are reported in the ArcBest segment.

•	Effective July 1, 2013, we formed the segment previously reported as ABF Logistics in a strategic alignment of the sales and operations functions of our logistics businesses.
•	On April 30, 2014, we acquired a small privately-owned business which is reported within the FleetNet segment.
•	During 2014, we established our enterprise solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.
•	On January 2, 2015, we acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately-owned truckload brokerage operation that became part of the ArcBest segment.
•	On December 1, 2015, we acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage operation that became part of the ArcBest segment.
•

On September 2, 2016, we acquired Logistics & Distribution Services, LLC (“LDS”), a privately-owned logistics and distribution firm with a focus on asset-light dedicated truckload business reported in the ArcBest segment.

•

On January 1, 2017, we introduced our enhanced market approach under the ArcBest brand and realigned our company’s structure –  unifying our sales, pricing, customer service, marketing, and capacity sourcing functions to better serve our customers through delivery of integrated logistics solutions.

Business Description

We deliver integrated solutions for a variety of supply chain challenges. Our offerings include LTL freight transportation through the ABF Freight network; specialized transportation, logistics, and supply chain management services through our ArcBest segment, including ground expedited solutions through the Panther Premium Logistics brand and household goods moving services under the U-Pack brand; and commercial vehicle maintenance and repair from FleetNet. From Fortune 100 companies to small businesses, our customers trust and rely on ArcBest Corporation for their transportation and logistics needs.

With a relentless focus on meeting our customers’ needs and unique access to assured transportation capacity, we create solutions for even the most complex and demanding supply chains. We are focused on providing the best customer experience possible with seamless access to a broad suite of logistics capabilities, including LTL, ground expedite, truckload, truckload-dedicated, intermodal, international air and ocean, time critical, managed transportation, warehousing and distribution, and moving services.

For the year ended December 31, 2018, no single customer accounted for more than 3% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 11% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas. We had approximately 13,000 employees as of December 2018, of which approximately 65% were members of labor unions.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 69% of our total revenues before other revenues and intercompany eliminations in 2018. For the year ended December 31, 2018, no single customer accounted for more than 4% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 13% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2018, 2017, and 2016.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight offers interstate and intrastate service to approximately 52,000 communities through 245 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

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

Our Asset-Based operations offer regional service alongside ABF Freight’s traditional long-haul model to facilitate our customers’ next-day and second-day delivery needs in most areas throughout the United States. Development and expansion of ABF Freight’s regional network includes strategically positioned freight exchange points, and increased door capacity at a number of key locations. Regional service offerings have resulted in reduced transit times and allows for consistent and continuous LTL service. We define our Asset-Based regional market, which represented approximately 60% of its tonnage in 2018, as tonnage moving 1,000 miles or less.

Labor costs, which amounted to 51.9% of Asset-Based revenues for 2018, are the largest component of the segment’s operating expenses. As of December 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who voted. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF's employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract would represent an additional increase in costs under the 2018 ABF NMFA.

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

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the wage and benefit cost structure on its operating results. The combined effect under the contractual labor agreement in place prior to the 2018 ABF NMFA of cost reductions, lowered cost increases throughout the contract period, and increased flexibility in labor work rules were important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan.

Asset-Light Operations

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements they encounter. Through unique methods and processes, including technology solutions and the use of third-party service providers, our Asset-Light operations provide various logistics and maintenance services without significant investment in revenue equipment or real estate.

For the year ended December 31, 2018, the combined revenues of our Asset-Light operations accounted for approximately 31% of our total revenues before other revenues and intercompany eliminations. For the year ended December 31, 2018, no single customer accounted for more than 4% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 20% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2018, 2017, and 2016.

ArcBest Segment

As previously discussed in “Strategy” within this Business section, our ArcBest segment originated with the formation of ABF Logistics in July 2013, when we strategically aligned the sales and operations functions of our organically-developed logistics businesses. The ArcBest segment includes the ground expedite services of the Panther Premium Logistics brand; household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations; and the acquired operations of Smart Lines, Bear, and LDS. Under our enhanced market approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. Management’s operating decisions have become more focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. The ArcBest segment offers the following solutions:

Expedite

Through the Panther Premium Logistics brand, we offer expedite freight transportation services to commercial and government customers and we offer premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through these services, ArcBest solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and contract carriers.

Substantially all of the network capacity for our expedite operations is provided by third-party carriers, including owner operators, ground linehaul providers, cartage agents, and other transportation asset providers, which are selected based on their ability to serve our customers effectively with respect to price, technology capabilities, geographic coverage, and quality of service. Third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our expedite operations own a fleet of trailers, the communication devices used by its owner operators, and certain highly specialized equipment, primarily temperature-controlled and temperature-validated trailers, to meet the service requirements of certain customers.

Truckload and Truckload-Dedicated

Our truckload and truckload-dedicated services provide third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over the road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. We offer a growing network of 26,000 vetted service providers, with services to 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

International

Our International services provide international ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide. As a non-vessel operating common carrier, we provide less-than-container load and full‑container load service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States.

Managed Transportation

We also provide freight transportation management services for customers. ArcBest seeks to offer value through identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther fleet, and other ArcBest capacity sources, offering strategic supply chain solutions with unique access to assured capacity.

Moving

Our moving services offer flexibility and convenience in the way people move through targeted service offerings for the “do-it-yourself” consumer and corporate account employee relocations. We offer these targeted services at competitive prices that reflect the additional value customers find in our convenient, reliable moving service offerings. Industry leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as final mile, time critical, product launch, warehousing and distribution, retail logistics, supply chain optimization, and trade show shipping services.

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

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including YRC Freight and YRC Regional (reporting segments of YRC Worldwide Inc.), FedEx Freight (included in the FedEx Freight reporting segment of FedEx Corporation), UPS Freight (included in the Supply Chain & Freight reporting segment of United Parcel Service, Inc.), Old Dominion Freight Line, Inc., Saia, Inc., the LTL reporting segment of Roadrunner Transportation Systems, Inc., and the LTL operations of XPO Logistics, Inc. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 17,000 active brokerage authorities, as well as asset-based truckload carriers and logistics companies, large expedite carriers including FedEx Custom Critical, Inc., smaller expedite carriers, foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, internal shipping departments at companies that have substantial transportation requirements, smaller niche service providers, and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. ArcBest’s moving services compete with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. ArcBest’s performance in each of these areas of competitive distinction has enabled the segment to secure business and drive growth within our Asset-Light operations.

FleetNet competes in the commercial vehicle maintenance and repair industry in two major sectors: emergency roadside and preventive maintenance. FleetNet competes directly against other third-party service providers, automotive fleet managers, leasing companies, and companies handling repairs in-house via individual service providers. While no one company encompasses all of FleetNet’s service offerings, competition is based primarily on providing maintenance solutions services. In partnership with best-in-class third-party vendors, FleetNet offers flexible, customized solutions and utilizes technology to provide valuable information and data to minimize fleet downtime, reduce maintenance events, and lower total maintenance costs for its customers.

Pricing

Approximately one third of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other two thirds of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, and current market conditions.

Effective August 1, 2017, we began applying space-based pricing on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

Industry Factors

According to management’s estimates and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $305 billion, with $41 billion of potential revenue in the LTL market segment, $221 billion potential in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Based on 2018 revenues, our Asset-Light operations represents a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges as well as for lower cost supply chain alternatives. Regulation in the transportation industry, as further discussed below, will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors of the logistics market. In addition, disruptions from unexpected events such as natural disasters have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management of their supply chains.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non‑vessel‑operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy, and rising costs in certain non-industry specific areas, including health care and retirement benefits.

We are subject to various laws, rules, and regulations and are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The ArcBest segment’s network of third-party contract carriers must also comply with industry regulations, including the mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks to have electronic logging devices (“ELDs”) installed to monitor compliance with hours‑of‑service regulations, and other regulations such as the safety and fitness regulations of the Department of Transportation (the “DOT”), including requirements related to drug and alcohol testing and hours of service. Any future modifications to these rules and other regulations impacting the transportation industry may impact our operating practices and costs.

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

Technology

Our advancements in technology are important to customer service and provide a competitive advantage. We continue to make investments in technology and innovations, including investments for improving the delivery of services to our customers and investments in comprehensive transportation and logistics services across ArcBest. The majority of the applications of information technology we use have been developed internally by our ArcBest Technologies subsidiary and tailored specifically for customer or internal business processing needs. ArcBest Technologies has made technology investments in a variety of areas to improve our customer experience and also optimize costs in our operating segments. In the Asset-Based segment, we are using enhanced tools such as barcoding, tablets, and scanning equipment to improve city pick-up and delivery productivity. In the ArcBest segment, we are using common quoting systems and predictive analytics tools which are undergoing continuous development and require ongoing investment.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites which allow customers to access information about their shipments, request shipment pickup, and utilize a variety of other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e‑mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own website or backend information systems using electronic data interchange (“EDI”) standards as well as secure application programming interfaces (API). As a result, our customers can provide shipping information and support directly to their own customers.

Expedite freight transportation customers of the ArcBest segment communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, internet, mobile applications, or EDI. The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to provide the transportation, we are in contact with the carrier through numerous means of communication and utilize satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates our fully-integrated internal software and provides customers with real-time electronic updates.

In 2018, ArcBest joined the Blockchain in Transport Alliance (“BiTA”). Founded in 2017, BiTA is a consortium of more than 250 freight transportation companies working to develop and set standards for the use of blockchain technology within the logistics and transportation industry.

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

We have been able to obtain what we believe to be adequate insurance coverage for 2019 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

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

In August 2016, the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In October 2017, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling. In February 2018, the California Air Resources Board (the “CARB”) approved plans to retain two provisions of the EPA/NHTSA Phase 2 Final Rule that would regulate glider kits and trailers. In the event the EPA does not enforce the trailer regulations of EPA/NHTSA Phase 2, certain other states may also individually enact legislation to enforce the regulations. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. At the present time, management believes that these regulations may not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove to be as cost-effective as forecasted by the EPA and the NHTSA.

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (“CTI”) which includes plans for future rulemaking to reduce nitrogen oxide (“NOx”) emissions.  According to the CTI announcement, the EPA plans to publish a new Notice of Proposed Rulemaking for tighter NOx emissions by 2020. One planned feature of the initiative is to coordinate emissions standards nationwide, which will prevent a further patchwork of state and local emissions regulations and should make compliance much easier for the industry. Since no details of implementation timeframe(s) nor target reductions of NOx emissions are yet released for CTI, it is difficult to assess the impact this future regulation may have.

While fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted either federally or locally.

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

Brands

The value of our brands is critical to our success. The ABF Freight brand is recognized in the industry for our Asset-Based segment’s leadership in commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a best-in-class service provider known for excellence in the areas of customer service, reliability, and problem solving. The Panther Premium Logistics brand within the operations of our ArcBest segment is also synonymous with service that surpasses customer expectations. Shippers rely on the Panther Premium Logistics brand when their delivery cannot fail, and owner operators, fleet owners, and contract carriers look to the brand for unique opportunities to grow their business profitably. Our U-Pack brand offers a range of household moving and storage services, from do-it-yourself residential moving to customized corporate moving services, so our customers can move their household goods safely and affordably across the United States, Canada, and Puerto Rico.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” “The Skill & The Will,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. We believe these marks or designs are of significant value to our business and play an important role in enhancing brand recognition and executing our marketing strategy.

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In the local community of our corporate headquarters, we have been a long-time supporter of the United Way of Fort Smith Area and its partner organizations. In 2018, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

In January 2019, ArcBest was named to Forbes’ list of “Top 500 Best Employers for Diversity.” ArcBest was voted the Times Record “2018 Best of the Best” place to work in the Fort Smith, Arkansas region. In 2017, ArcBest received the American Payroll Association’s “Prism Award for Best Practices” in recognition of its innovative practices in the areas of technology, performance, management, and process improvement. The Company was named to Chief Executive Magazine’s “2016 Best Companies for Leaders List” in January 2016. We also received the Circle of Excellence award from the National Business Research Institute in 2016 for our effort in increasing employee engagement. ArcBest

Corporation was named to Forbes’ “America’s Best Employers” list for 2016 and has been ranked on Fortune magazine’s “Fortune 1000” list annually since 2013. The Company was also ranked 13th in The Commercial Carrier Journal’s 2018 list of “Top 250 For-Hire Carriers,” up from its ranking of 14th on the 2017 list.

Asset-Based Segment

Our Asset-Based carrier ABF Freight received the “Quest for Quality Award” in the National LTL category from Logistics Management magazine for 2018, marking its sixth consecutive year and seventh year overall to be recognized. In 2018, ABF Freight was named to Inbound Logistics’ list of “Top 100 Trucking Companies” for the fifth consecutive year. ABF Freight’s 2016 ranking in the top 25 on Selling Power magazine’s list of “Best Companies to Sell For” marked its fourteenth consecutive year to be honored. Also in 2016, for the fourth consecutive year and the sixth time in the last eight years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology. In 2018, ABF Freight was selected as a SupplyChainBrain “Great Supply Chain Partner” for the third consecutive year and the fourth year overall. ABF Freight received the 2018 “Prism Award for Best Practices in Technology” from the American Payroll Association in recognition of its innovative practices in the areas of technology, management, process improvement and overall best practices in the U.S. payroll industry. In 2017, ABF Freight received the “Pro Patria Award” and an “Above and Beyond Award” from the Arkansas Employer Support of the Guard and Reserve, a Department of Defense program, in recognition of its support of employees who serve in the National Guard and Reserve. Marking the tenth year in a row to be honored by Training magazine, ABF Freight was listed 19th in the “Training Top 125” in February 2019.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in “Insurance, Safety, and Security” within this Business section, ABF Freight is an eight-time winner of  the American Trucking Associations’ Excellence in Security Award, a seven-time winner of the President’s Trophy for Safety, and a seven-time winner of the Excellence in Claims & Loss Prevention Award. In October 2018, an ABF Freight driver was named by the American Trucking Associations as the “National Truck Driver of the Year,” an honor bestowed upon one exceptional driver for noteworthy and career-long professional achievements, including a stellar safety record and dedication to keeping the roads safe. In January 2019, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2019-2020 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2015, our Asset-Based segment began voluntarily installing aerodynamic aids on its fleet of over-the-road trailers to further enhance fuel economy and reduce emissions. ABF Freight participates in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. ABF Freight was recognized with a 2018 SmartWay Freight Carrier Excellence Award by the EPA’s SmartWay Transport Partnership for being a top freight carrier for superior environmental performance and for its actions to reduce freight emissions. ABF Freight was also awarded a SmartWay Excellence Award in 2014 for industry leadership in freight supply chain environmental performance and energy efficiency. For the past nine years, ABF Freight has been recognized in Inbound Logistics’ annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

ArcBest Segment

ArcBest Corporation was named a “Top 50 U.S. Third-party Logistics Provider” by Armstrong & Associates, Inc. in 2018 and 2017. Our ArcBest segment was recognized by Transport Topics on the “Top Freight Brokerage Firms of 2018” list, ranking eighteenth for the past two years and marking its fourth consecutive year to be listed. In recognition of the commitment to quality of our expedite operations, Panther was awarded the “Quest for Quality Award” by Logistics Magazine in 2017 for the fifth consecutive year. In 2016, Panther received the “National Expedited Carrier of the Year” award for the second consecutive year by the National Shippers Strategic Transportation Council. U-Pack received its first “Quest for Quality” award from Logistics Magazine in 2017, being honored in the Household Goods & High Value Goods category.

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

ITEM 1A.RISK FACTORS

The nature of the business activities we conduct subjects us to certain hazards and risks. This Risk Factors section discusses some of the material risks relating to our business activities, including business risks affecting the transportation industry in general, as well as risks specific to our Company that are largely out of our control. Other risks are described in “Competition, Pricing, and Industry Factors” within Part I, Item 1 (Business) and in Part II, Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of this Annual Report on Form 10-K. These risks are not the only risks we face. We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities; illegal acts, including terrorist attacks; changes in the social, political, and regulatory conditions in the United States; and/or other market disruptions. We could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks or circumstances actually occur, it could materially harm our business, results of operations, financial condition, and cash flows and impair our ability to implement business plans or complete development activities as scheduled. In such cases, the market price of our common stock could decline.

We are dependent on our information technology systems, and a systems failure or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our information technology systems are vulnerable to interruption by adverse weather conditions or natural calamities, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control.  Any significant failure or other disruption in our critical information systems, including cybersecurity attacks and other cyber incidents, that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties and provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could adversely affect our ability to provide service to our customers and otherwise conduct our business.

A significant disruption in our information technology systems or a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial condition. We attempt to mitigate our exposure to these risks through our technology security programs and disaster recovery plans, but there can be no assurance that such measures will be effective. Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.  Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyber attacks.

We engage third parties to provide certain information technology needs, including licensed software, and the inability to maintain these third-party systems or licenses, or any interruptions or failures thereof, could adversely affect our business.

Certain information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our information technology systems depends upon the internet, electric utility providers, and telecommunications providers (terrestrial, cellular and satellite); and the information technology systems of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural calamities, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that supports our operations, and these operations depend on our ability to maintain these licenses. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

If we are unable to timely and effectively develop and implement new or enhanced technology, we may suffer competitive disadvantage, loss of customers or other consequences that could negatively impact our business, results of operations and financial condition.

The industry has experienced rapid changes in technology, including the development of new technology and enhancements in existing technology. As technology improves, our customers may be able to find alternatives to our services to meet their freight transportation and logistics needs.  New entrants to the market, including start-ups and emerging technologies such as digital freight exchanges, have also expanded the field of competition and driven an increased pressure for innovation in the industry.

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services.  We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers, and we believe that we must respond by investing in the enhancement of existing technology and in the development of new and innovative solutions to improve efficiencies and meet our customers’ needs.  We have made, and continue to make, significant investments in software and physical assets that are in various stages of development and implementation.  Our efforts and investments in technology innovation may require significant ongoing research and development costs and implementation costs, and may involve potential unforeseen challenges and new or unforeseen risks associated with the technology.  The success of our approach to technology innovation is dependent upon market acceptance of our solutions and a number of other factors, including our ability to:

•	deploy funds and resources for investment in technology and innovation;
•	achieve the right balance of strategic investments in existing technology and new technology and innovation;
•	timely and effectively develop and implement new or enhanced technology, including integration into current operations and interaction with existing technology systems;
•	train our employees to operate the technology;
•	adequately anticipate challenges and respond to unforeseen challenges;
•	detect and remedy defects in the enhanced or new technology; and
•	recover costs of investment through increased business levels, higher prices, improved efficiencies or other means.

If we fail to successfully develop and deploy enhanced or new technology, we may be placed at a competitive disadvantage, lose customers, incur higher than anticipated costs, including the possible impact of asset impairment, or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

The loss or reduction in business from one or more large customers, or an overall reduction in our customer base, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Although we do not have a significant customer concentration, the growth of our business could be materially impacted and our results of operations and cash flows would be adversely affected if we were to lose all or a portion of the business of some of our large customers because they: choose to divert all or a portion of their business with us to one of our competitors; demand pricing concessions for our services; require us to provide enhanced services that increase our costs; or develop their own shipping and distribution capabilities.  Our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all.

A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to changes in pricing or other competitive factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We operate in a highly competitive and fragmented industry, and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability, growth prospects, and ability to compete in the transportation industry.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers, which compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. These competitive factors include, but are not limited to, the following:

•

Some of our competitors have greater capital resources, a lower cost structure, or greater market share than we do or have other competitive advantages. The trend toward consolidation in the transportation industry could continue to create larger carriers and logistics service providers with greater financial resources and other competitive advantages relating to their size, including increased market share and stronger competitive position. Consolidations within the industry could also result in our competitors providing a more comprehensive set of services at competitive prices. These competitive pressures may cause a decrease in our freight volume or shipment levels or require us to lower the prices we charge for our services, which could adversely affect our results of operations, growth prospects and profitability.

•

Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel, and  have greater operating flexibility because they are subject to less stringent labor work rules. Wage and benefit concessions granted to certain union competitors have allowed for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight System, Inc. (“ABF Freight”) continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.

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

•

The industry has experienced evolving freight shipping trends over the last several years, including overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and more unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight, which contributes to lower average weight per shipment. As the retail industry continues to undergo a shift away from the traditional brick-and-mortar model towards e-commerce, the manner in which our customers source or utilize our services will be impacted and our operating results could be adversely affected.

•

Competition in the LTL industry from asset-light logistics and freight brokerage companies may adversely affect customer relationships and prices in our Asset-Based operations. Conversely, the operations of our ArcBest segment may be adversely impacted if customers develop their own logistics operations, thus reducing demand for our services, or if shippers shift business to truckload brokerage companies or asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight capacity industry-wide.

•	Our FleetNet operations also face a competitive disadvantage from companies which insource their fleet repair and maintenance services.

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

As of December 2018, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT which will remain in effect through June 30, 2023. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

With the exception of certain geographic markets, we have not historically experienced significant long-term difficulty in attracting or retaining qualified drivers, technicians and freight-handling personnel for our Asset-Based operations, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage or shipment levels. Additionally, the available pool of drivers and technicians has been declining, which may cause us difficulty in retaining and hiring qualified drivers and other personnel. Both our profitability and our ability to grow could be adversely affected if we encounter difficulty in attracting and retaining qualified drivers, technicians and freight-handling personnel or if we become subject to contractually required increases in compensation or fringe benefit costs. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow the Company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.

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

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels, as portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. We may not be able to appropriately adjust our cost structure to changing market demands. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change. We may incur additional costs related to purchased transportation and/or experience labor inefficiencies while, and for a time following, training employees who are hired in response to growth. These costs of managing our cost structure could have a material adverse effect on our results of operations and financial condition. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement in our Asset-Based segment’s results of operations.

Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including suspension of government operations. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight in the markets we serve and related pricing. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand, which in turn results in excess tractor and trailer capacity in the industry. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads.

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

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program and the revolving credit facility (“Credit Facility”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $70.0 million remains outstanding at the end of February 2019, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new notes payable or capital lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

As of December 31, 2018, our qualified nonunion defined benefit pension plan trust held investments in cash equivalents and income securities totaling $26.6 million, which are reported at fair value based on quoted market prices and are subject to market risk. Although these investments were primarily held in money market mutual funds as of December 31, 2018, declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could cause a decline in the funded status of the nonunion defined benefit pension plan and potentially require an increase in the contribution we may be required to make to fund the purchase of a nonparticipating annuity contract to settle the remaining obligation for plan benefits in excess of plan assets upon liquidation of the plan in first quarter 2019. (See Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of termination of our nonunion defined benefit pension plan.)

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

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, we may not be able to negotiate competitive contracts with railroads or other third-party service providers to expand our capacity, add additional routes, or obtain services at costs that are acceptable to us or our customers. If these situations occur, our business, results of operations, financial condition, cash flows, and customer relationships could be adversely impacted.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including the inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators and drivers of contracted carriers for our ArcBest segment; shortages in available cargo capacity of third parties, including capacity constraints in the truckload market which we experienced during 2018; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate discussed in “Competition, Pricing, and Industry Factors” within Part I, Item 1 (Business) of this Annual Report on Form 10-K; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our ArcBest segment.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, including the effect of third-party carrier rate increases outpacing customer pricing, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our ArcBest segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents or incidents that may result in cargo loss or damage, other property damage, or serious personal injuries including death. As a result, claims may be asserted against us for actions by such drivers or for our actions in contracting with them initially or retaining them over time. The Company or its subsidiaries could be held directly responsible for these third-party claims and, regardless of ultimate liability, may incur significant costs and expenses in defending these claims. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our business operations are subject to numerous governmental regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our financial condition and results of operations.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, indirect air carriage, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Increases in costs to comply with such regulations or the failure to comply, which could subject us to penalties or revocation of our permits or licenses, could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services.  Failure to comply with safety and security laws and regulations can result in both civil and criminal actions against the Company.  In addition to the potential harm to our reputation and brands, the financial burdens resulting from such actions could have a material adverse effect on our financial condition and results of operations.

We operate in the United States, and from the United States for international transportation, pursuant to federal operating authority granted by the DOT, the U.S. Federal Maritime Commission and the Transportation Security Administration, which is now part of the U.S. Department of Homeland Security. Failures by us, or our contracted owner operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose customers, as well as the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

Our ArcBest segment utilizes third-party service providers who are subject to similar regulation requirements, as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on our ArcBest segment’s business and results of operations. Also, activities by these providers that violate applicable laws or regulations could result in governmental or third-party actions against us. Although third-party service providers with whom we contract agree to comply with applicable laws and regulations, we may not be aware of, and may therefore be unable to address or remedy, violations by them.

As a worldwide transportation and logistics provider, the Company collects and processes significant amounts of customer data on a daily basis. Recently, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers can control the use and storage of their data. In 2018, the European Union's General Data Protection Regulation (“GDPR”) went into effect, which imposes strict new rules on controlling and processing customer data originating from the European Union. The State of California also passed an extensive consumer data protection law. Complying with new data protection laws and regulations, including the GDPR and the California Consumer Privacy Act of 2018, may increase the Company’s compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and may otherwise adversely impact our reputation, operating results and financial condition.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to federal, state and local environmental laws and regulations relating to, among other areas: emission controls, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines or civil penalties if we fail to obtain proper certifications or permits or if we do not comply with required inspections and testing provisions.

We routinely transport or arrange for the transportation of hazardous materials and explosives. These operations involve the risks of, among others, fuel spillage or leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal.  In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks.  Our material handling and storage, fueling, equipment maintenance and cleaning subject us to the Clean Water Act stormwater regulations.   With regard to these areas, applicable regulatory requirements have several components including training, notification, inspection, testing, and operations and maintenance.

Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles.

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

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future, including the CTI which includes plans for future rulemaking to reduce NOx emissions. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions have also required vendors to introduce new engines and emissions technologies, and the maintenance demands and reliability of vehicles equipped with these newly designed engines, as well as the residual values realized from the disposition of these vehicles, is uncertain. Such regulatory actions may also require changes in our operating practices and impair equipment productivity. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

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

The multiemployer plans to which ABF Freight contributes, which have been established pursuant to the Taft-Hartley Act, are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan in a relatively short period of time pursuant to an agreement. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the 2018 ABF NMFA, which will remain in effect through June 30, 2023. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2016 (the “PPA”), which was permanently extended by the Reform Act under the CFCAA. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.  We cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

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

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2017, approximately 62% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical and declining status”, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) and the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”). “Critical and declining status” is applicable to critical status plans under the PPA that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Approximately 2% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status” (generally less than 65% funded) but not in “critical and declining status” and approximately 4% of its contributions are made to plans that are in “endangered status” (generally more than 65% but less than 80% funded), as defined by the PPA.

Approximately one-half of ABF Freight’s multiemployer pension contributions are made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 37.8% and 42.1% as of January 1, 2017 and 2016, respectively. ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 30, 2018, in which the plan’s actuary certified that, as of January 1, 2018, the plan is in critical and declining status, as defined by the Reform Act.  Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. The 2018 ABF NMFA provides for contributions to the Central States Pension Plan through June 30, 2023, and ABF Freight’s contribution rate is not expected to increase during the remainder of this period (though there are no guarantees).

Our engagement of independent contractor drivers to provide a portion of the capacity for our ArcBest segment exposes us to different risks than we face with our employee drivers. If we have difficulty in securing independent owner operators, or if we incur increased costs to utilize independent owner operators, our financial condition, results of operations, and cash flows could be adversely affected.

The driver fleet for portions of our ArcBest segment is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators from the available pool of drivers and fleets, and we may be required to increase owner operator compensation or take other measures to remain an attractive option for owner operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in owner operator compensation, our services may be less competitive, which could have an adverse effect on our business. Furthermore, as these independent owner operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time, which may impede our ability to deliver freight in a timely manner. If we fail to meet certain customer needs or incur increased expenses to do so, this could adversely affect the business, financial condition, and results of operations of our ArcBest segment.

Additionally, we pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact the results of operations of our ArcBest segment.

If the independent contractors we contract with are deemed by regulators or judicial process to be employees, or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

The transportation and logistics industry’s heavy dependence on independent contractors for providing services has made it a target of litigation. Class actions and other lawsuits have arisen in the industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Many states have enacted restrictive laws that make it difficult to successfully prove independent-contractor status, and all states have enforcement programs to evaluate the classification of independent contractors.  There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of the operations within our ArcBest segment as employees. In the event of such reclassification of these owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest and under vicarious liability principles, which could have a material adverse effect on the results of operations and financial condition of our ArcBest segment.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort by our management team.  Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known legal claims, asserted against us may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

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

ArcBest is recognized as a multi-faceted logistics provider with creative problem solvers who deliver integrated logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in commitment to quality, customer service, safety, and technology. The Panther Premium Logistics brand within the operations of our ArcBest segment is recognized for solving the toughest shipping and logistics challenges, delivering time-sensitive, mission-critical, and high-value freight with speed and precision. Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther Premium Logistics, and U‑Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Portions of our business, such as the moving services provided under our U-Pack brand, are dependent on the internet for attracting and securing customers, and the possibility that fraudulent behavior may confuse or deceive customers heightens the risk of damage to our reputation and increases the time and expense required to protect and maintain the integrity of our brands.  With the increased use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” “The Skill & The Will,” and “More Than Logistics.”  For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire internet domain names held by others when such names have caused, or had the potential to cause, consumer confusion. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology, either of which could be infringed upon, or subject to claims of infringement.  Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against a third-party infringement claim, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

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

Our Credit Facility and accounts receivable securitization program contain customary financial covenants and other customary restrictive covenants that may limit our future operations. A default under these financing arrangements or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

Our Second Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our Credit Facility, contains representations and warranties, conditions, and events of default that are customary for financings of this type including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. Our accounts receivable securitization program also contains affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and requirements to maintain certain characteristics of the receivables, such as rates of delinquency, default, and dilution. Failing to achieve certain financial ratios as required by our Credit Facility and accounts receivable securitization program could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

If we default under the terms of the Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of a default under either of these facilities could constitute automatic default on the other of these facilities and could trigger cross-default provisions in our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts receivable securitization program, the lenders could proceed against the collateral by which the facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under the Credit Agreement or accounts receivable securitization program, changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

We have significant ongoing capital requirements that could have a material adverse effect on our business, profitability, and growth if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; it may be necessary for us to utilize our existing financing arrangements to a greater extent or enter into additional financing or leasing arrangements, possibly on less favorable terms; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance and reduced salvage value upon disposition of the assets. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. In addition, our Credit Facility contains provisions that could limit our level of annual capital expenditures. If we were unable to properly forecast capital needs and/or were unable to generate sufficient cash from operations, obtain adequate financing at acceptable terms, or if our capital spending was otherwise limited, there could be an adverse effect on our business, profitability, and growth.

Claims expenses or the cost of maintaining our insurance, including medical plans, could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for accidents or for cargo loss or damage, property damage, personal injury, and workers’ compensation related to events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, for loss or damage to our customers’ goods or other damages for which we are determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. While we have established liabilities which are adjusted to reflect our claims experience, actual claims costs and legal expenses may exceed our estimates. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event. Our self-insurance program for third-party casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, our insurance costs or collateral requirements could materially increase, or we could experience difficulties in finding insurance in excess of our self-insured retention limits. We could also experience additional increases in our insurance premiums or deductibles in the future due to market conditions or if our claims experience worsens. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

Material increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In particular, with the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “PPACA”), we are required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in our health care plans may ultimately find it more advantageous to do so. In general, implementing the requirements of health care reform has imposed additional administrative costs. The costs of maintaining and monitoring compliance and reports and other effects of these new healthcare requirements, including any failure to comply, may significantly increase our health care coverage costs and could materially adversely affect our financial condition and results of operations. Changes in healthcare legislation could potentially occur in the near term, which could result in changes to healthcare eligibility, design, and cost structure that could have an adverse impact on our business and operating costs; however, we cannot currently determine the impact of future regulatory action on our health care plans and the related costs.

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

As part of our long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we have strategically invested in our Asset-Light businesses through acquisitions, most recently in 2016 and 2015. We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The processes of evaluating acquisitions and performing due diligence procedures include risks which may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Further, we may not be able to acquire any additional companies at all or on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing the strategic transactions.

Acquisitions may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue or earnings from the operation of an acquired business to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. The degree of success of our acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends, in part, upon the successful integration of any acquired businesses.

The possible risks involved in acquisitions, including potential difficulties of integration include, among others:

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
•

inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them, including additional or unanticipated regulatory and compliance issues;

•	the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
•	increased tax liability or other tax risk if future earnings are less than anticipated or there is a change in the tax deductibility of certain items; and
•

other unanticipated issues, expenses, and liabilities, including previously unknown liabilities associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification provisions.

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

The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters; armed conflicts; terrorist attacks; actions by producers, including a decrease in drilling activity or the use of crude oil and oil reserves for purposes other than fuel production; legislation or regulations that require or result in new or alternate uses or other increase in the demand for fuel traditionally used by trucks; or other political, economic, and market factors that are beyond our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We maintain fuel storage and pumping facilities at our distribution centers and certain other service centers; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters. Fuel prices have fluctuated significantly in recent years. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our Asset-Based segment and certain operations of our ArcBest segment assess a fuel surcharge based on an index of national diesel fuel prices. Although fuel surcharge revenue generally offsets increases in direct diesel fuel costs when applied, we incur certain fuel costs that cannot be recovered with fuel surcharges, and other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose lower pricing on compensatory fuel surcharges.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2018, the fuel surcharge mechanism generally continued to have market acceptance among our customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. Also, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially in periods in which fuel prices rapidly increase. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight or revenue per shipment measure and, consequently, our revenues, and the revenue decline may be disproportionate to the corresponding decline in our fuel costs.

Higher fuel prices also cause customers of our FleetNet segment to seek cost savings throughout their businesses which may result in a reduction of miles driven and/or a deferral of maintenance practices that may reduce the volume of our maintenance service events, resulting in an adverse impact on the segment’s results of operations, financial condition and cash flows.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, as well as higher costs of equipment-related operating expenses, could adversely affect our results of operations and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Greenhouse gas emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. A number of states have mandated, and California and certain other states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators for portions of our ArcBest segment operations, are also subject to increased regulations and higher equipment and fuel prices which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry which could lead to a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

Reduced fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes which, if enacted, could increase our costs. If we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our business, results of operations, and financial condition could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers, as well as related parts and services, for our Asset-Based operations could have a material adverse effect on our business, results of operations, and financial condition.

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

As of December 31, 2018, we had recorded goodwill of $108.3 million and intangible assets, net of accumulated amortization, of $68.9 million. Our goodwill and intangible assets resulted primarily from acquisitions in the ArcBest segment. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets in 2018, 2017, and 2016 produced no indication of impairment of the recorded balances. However, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Our nonunion defined benefit pension plan could have greater than anticipated funding requirements, which may adversely affect our financial condition and liquidity.

As further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, our nonunion defined benefit pension plan was terminated with an effective date of December 31, 2017 and the plan received a favorable determination letter from the IRS regarding qualification of the plan termination in September 2018. In the fourth quarter of 2018, the plan began distributing immediate lump sum benefits elected by plan participants under plan termination. The plan will settle the remaining obligation for deferred benefits with the purchase of nonparticipating annuity contracts from insurance companies in first quarter 2019. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and annuity contract purchases in excess of plan assets.

We estimate nonunion pension expense, including noncash pension settlement charges, could total approximately $4.0 million in first quarter 2019, and cash funding could total approximately $7.0 million in first quarter 2019, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase annuity contracts to settle the pension obligation related to benefits for which participants elect to defer payment until a later date.

Our results of operations could be impacted by seasonal fluctuations, adverse weather conditions, and natural disasters.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest segments can be adversely affected by inclement weather conditions. The first quarter of each year generally has the lowest tonnage levels, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels. At the same time, first quarter operating expenses may increase due to, among other things, a decline in fuel economy because of higher fuel density in colder temperatures, higher accident frequency, increased claims, and potentially higher equipment repair expenditures caused by harsh weather. ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedite shipments of our ArcBest segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations in service event volume, which is generally lower during mild weather conditions. Business levels of the household goods moving services provided by our ArcBest segment are generally lower in the non-summer months when demand for moving services is typically lower. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers or third-party service providers, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and business levels and, consequently, our operating results.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space or services from third-party aircraft, ocean vessels, and other modes of transportation or suppliers; burdens of complying with a wide variety of domestic and international laws and regulations, including export and import laws as well as different liability standards and less-developed legal systems; unexpected changes in foreign laws, regulations, trade, monetary or fiscal policy; changes in or enactment of tariffs, quotas, customs and other restrictions and trade barriers; difficulties in enforcing contractual obligations and intellectual property rights; and changes in foreign exchange rates. Additional risks associated with our international business include restrictive trade policies and trade wars, new or increased trade tariffs imposed by the U.S. government, duties, taxes, or government royalties imposed by foreign governments, and changes in international tax laws and regulations. In addition, natural disasters, pandemics, war, acts of terrorism, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) and hold Customs-Trade Partnership Against Terrorism (“C-TPAT”) status for businesses within our Asset-Based and ArcBest segments. Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in criminal and civil penalties against us. If we are unable to maintain our C-TPAT status, we may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers, because of the enhanced levels of supply chain security provided by participating in the C-TPAT program. In addition, loss of C-TPAT status may result in significant border delays, which could cause our international operations to be less efficient and more costly than competitors also operating internationally.

We operate in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and we operate in Mexico by utilizing third-party carriers within the country. If the United States withdraws from or materially modifies the North American Free Trade Agreement, including by ratification of the United States-Mexico-Canada Agreement, or certain other international trade agreements or border policies, there could be more restrictive trade policies or increased regulatory complexities, which may result in increased costs and/or a reduction in the volume of freight shipped by our customers. Any such changes in trade policies and corresponding actions by other countries could have a material adverse effect on our business, results of operations, and financial condition.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities are suitable and adequate and that the facilities have sufficient capacity to meet current business requirements. The Company owns a call center facility and office building in Fort Smith, Arkansas containing 205,000 square feet, which provides space for certain corporate and subsidiary functions. The Company leases a secondary office building in Fort Smith, Arkansas, which contains 18,000 square feet.

Asset-Based Segment

As of December 31, 2018, the Asset-Based segment operated out of its general office building located in Fort Smith, Arkansas, which contains 196,800 square feet, and 245 service center facilities, 10 of which also serve as distribution centers. The Company owns 112 of these facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Kansas City, Missouri	252	166,200
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, the ArcBest segment leases an office and warehouse location in Sparks, Nevada totaling approximately 129,600 square feet and six other locations with approximately 77,000 square feet of office and warehouse space.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCB.” As of February 22, 2019, there were 25,570,294 shares of the Company’s common stock outstanding, which were held by 236 stockholders of record.

On January 25, 2019, the Board of Directors declared a quarterly dividend of $0.08 per share to stockholders of record as of February 8, 2019. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Second Amended and Restated Credit Agreement, and other factors.

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

As of December 31, 2018 and 2017, treasury shares totaled 3,097,634 and 2,851,578, respectively. Under the repurchase program, the Company purchased 5,882 shares during the nine months ended September 30, 2018, and purchased 240,174 shares during the three months ended December 31, 2018, leaving $22.3 million available for repurchase under the program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program
	(in thousands, except share and per share data)
10/1/2018-10/31/2018	—	$—	—	$31,510
11//1/2018-11/30/2018	240,174	38.32	240,174	$22,307
12/1/2018-12/31/2018	—	—	—	$22,307
Total	240,174	$38.32	240,174

(1)	Represents the weighted average price paid per common share including commission.

As of February 22, 2019, the Company had purchased an additional 29,385 shares of its common stock for an aggregate cost of $1.1 million, leaving $21.2 million available for repurchase under the current buyback program.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2018. This information should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$3,093,788	$2,826,457	$2,700,219	$2,666,905	$2,612,693
Operating income(1)(2)(3)	109,098	61,348	34,065	79,794	74,941
Income before income taxes(2)(3)(4)	84,386	51,576	28,287	72,734	70,612
Income tax provision (benefit)(5)	17,124	(8,150)	9,635	27,880	24,435
Net income(2)(3)(4)(5)	67,262	59,726	18,652	44,854	46,177
Earnings per common share, diluted(2)(3)(4)(5)	2.51	2.25	0.71	1.67	1.69
Cash dividends declared per common share(6)	0.32	0.32	0.32	0.26	0.15
Balance Sheet Data:
Total assets	1,539,231	1,365,641	1,282,078	1,273,377	1,136,158
Current portion of long-term debt	54,075	61,930	64,143	44,910	25,256
Long-term debt (including notes payable and capital leases, excluding current portion)	237,600	206,989	179,530	167,599	102,474
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(7)	133,752	145,672	142,833	152,378	85,880
Depreciation and amortization of fixed assets	104,114	98,530	98,814	89,040	81,870
Amortization of intangibles	4,521	4,538	4,239	4,002	4,352

(1)

In accordance with an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, which the Company retrospectively adopted effective January 1, 2018, the components of net periodic benefit cost other than service cost are presented within other income (costs) in the consolidated financial statements. Therefore, these costs are no longer classified within operating income for all periods presented. See Adopted Accounting Pronouncements within Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)

ABF Freight recorded a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund. See Multiemployer Plans within Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)

Includes restructuring costs related to the realignment of the Company’s corporate structure of $1.7 million (pre-tax), or $1.2 million (after-tax) and $0.05 per diluted share, for 2018; $3.0 million (pre-tax), or $1.8 million (after-tax) and $0.07 per diluted share, for 2017; and $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share, for 2016. See Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(4)

Includes nonunion defined benefit pension expense, including settlement, for all years presented. For 2018, these amounts totaled $18.2 million (pre-tax), or $13.5 million (after-tax) and $0.51 per diluted share. Pension settlements related to termination of the nonunion defined benefit pension plan began in fourth quarter 2018. See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of termination of the nonunion defined benefit pension plan and presentation of nonunion defined benefit pension expense, including settlement, for 2018, 2017 and 2016.

(5)

Includes a tax benefit of $3.8 million and $0.14 per diluted share for 2018 and $25.8 million and $0.98 per diluted share for 2017, as a result of recognizing the tax effects of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. See Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(6)	The Company’s Board of Directors increased the quarterly cash dividend to $0.06 per share in October 2014 and to $0.08 per share in October 2015.
(7)	Capital expenditures are shown net of proceeds from the sale of property, plant, and equipment.

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

As of December 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who voted. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

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
•

an overview of consolidated results with 2018 compared to 2017, and 2017 compared to 2016, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;

•	a financial summary and analysis of our Asset-Based segment results of 2018 compared to 2017, and 2017 compared to 2016, including a discussion of key actions and events that impacted the results;
•

a financial summary and analysis of the results of our Asset-Light operations for 2018 compared to 2017, and 2017 compared to 2016, including a discussion of key actions and events that impacted the results; and

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

Reclassifications

Effective January 1, 2018, we retrospectively adopted an amendment to Accounting Standards Codification Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”), which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in our consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for 2018, 2017, and 2016.

Reclassifications have been made to the prior period consolidated and segment operating expenses and operating income within MD&A to conform to the current year presentation of components of net periodic benefit cost in accordance with the amendment to ASC Topic 715. There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard. The adoption of this accounting policy is further discussed in Note B and the detail of our net periodic benefit costs are presented in Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2018	2017	2016
	(in thousands, except per share data)
REVENUES
Asset-Based	$2,175,585	$1,993,314	$1,916,394

ArcBest	781,123	706,698	640,734
FleetNet	195,126	156,341	162,629
Total Asset-Light	976,249	863,039	803,363

Other and eliminations	(58,046)	(29,896)	(19,538)
Total consolidated revenues	$3,093,788	$2,826,457	$2,700,219

OPERATING INCOME(1)
Asset-Based(2)	$103,862	$57,881	$37,433

ArcBest	23,588	19,525	7,034
FleetNet	4,385	3,477	2,497
Total Asset-Light	27,973	23,002	9,531

Other and eliminations	(22,737)	(19,535)	(12,899)
Total consolidated operating income	$109,098	$61,348	$34,065

NET INCOME(2)(3)	$67,262	$59,726	$18,652

DILUTED EARNINGS PER SHARE(2)(3)	$2.51	$2.25	$0.71

(1)

As previously discussed in the Organization of Information section of MD&A, we retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements. Therefore, these costs are no longer classified within operating income for all periods presented.

(2)

As disclosed in this Consolidated Results section, ABF Freight recorded a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

(3)

Includes after-tax nonunion defined benefit pension expense, including settlement expense, of $13.5 million and $0.51 per diluted share in 2018, $3.7 million and $0.14 per diluted share in 2017, and $1.9 million and $0.07 per diluted share in 2016. Pension settlement expense increased in 2018 due to higher lump sum distributions as we advanced toward termination of the nonunion defined benefit pension plan. Termination of the nonunion pension plan is expected to be completed in first quarter 2019.

Our consolidated revenues, which totaled $3.1 billion for 2018, increased 9.5% compared to 2017, preceded by a 4.7% increase in 2017 revenues compared to 2016. The revenue growth experienced in recent years was favorably influenced by an improved economic environment and management initiatives. The year-over-year increase in consolidated revenues for 2018 reflects a 9.1% increase in our Asset-Based revenues and a 13.1% increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). The increase in consolidated revenues for 2017, compared to 2016, reflects a 4.0% increase in our Asset-Based revenues and a 7.4% increase in revenues of our Asset-Light operations on a combined basis.

Asset-Based revenues represented 69% of our total revenues before other revenues and intercompany eliminations in 2018, and 70% in each of 2017 and 2016. The year-over-year increases in Asset-Based revenues for 2018 and 2017 reflect the impact of pricing initiatives which we implemented during 2017 as part of our continued focus on yield improvement. On a per-day basis, Asset-Based revenues increased 8.9% in 2018, compared to 2017, reflecting a 9.2% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, while tonnage levels were consistent with the prior‑year period. Asset-Based revenues increased 4.4% per day in 2017, compared to 2016, reflecting a 6.5% improvement in billed revenue per hundredweight, including fuel surcharges, and changes in freight profile effects, partially offset by 2.1% decline in total tonnage per day.

Our Asset-Light operations, on a combined basis, generated 31% of total revenues before other revenues and intercompany eliminations for 2018, and 30% for each of 2017 and 2016. Revenue growth of 13.1% in our Asset-Light operations for 2018, compared to 2017, reflects an increase in ArcBest segment revenue per shipment associated with higher market prices resulting from tightness in available truckload capacity, primarily in the first nine months of 2018; growth in the ArcBest segment’s offering of managed transportation solutions in the second half of the year; and higher service event volume for the FleetNet segment. The 7.4% increase in Asset-Light revenues for 2017, on a combined basis, compared to 2016, was primarily due to incremental revenues from the September 2016 acquisition of Logistics & Distribution Services, LLC (“LDS”) and higher revenue per shipment.

Inclusive of significant items described in the following paragraphs, consolidated operating income increased $47.8 million in 2018 and $27.3 million in 2017, compared to the prior-year periods, with each reportable operating segment experiencing consecutive year-over-year operating income improvements. The improvements in our consolidated operating results for 2018 compared to 2017, and 2017 compared to 2016, were due to higher revenues, including the effects of pricing initiatives combined with cost management. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2018 and 2017 reflect the operating results of our operating segments and the items described below.

Operating results for 2018 were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recorded by ABF Freight in second quarter 2018 for a multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed within the Asset-Based Segment Overview section. Our consolidated operating results included restructuring charges related to the realignment of our organizational structure, totaling $1.7 million in 2018, $3.0 million in 2017, and $10.3 million in 2016 (see Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details). Operating income also included gains of $1.9 million in 2018, compared to $0.2 million in 2017, related to the sale of ArcBest’s military moving businesses.

The year-over-year comparisons of consolidated operating results were impacted by higher expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, which increased $21.2 million in 2018 compared to 2017, and increased $9.0 million in 2017 compared to 2016, and defined contribution plans which increased $3.3 million year-over-year for both 2018 and 2017. The increases in these fringe benefit costs were partially offset by lower nonunion healthcare costs, which decreased $5.1 million in 2018, compared to 2017, primarily due to a decrease in the average cost per health claim, and decreased $5.2 million in 2017, compared to 2016, due to a decrease in both the number of claims filed and in the average cost per health claim.

The loss reported in the “Other and eliminations” line of consolidated operating income which totaled $22.7 million, $19.5 million, and $12.9 million for the years ended 2018, 2017, and 2016, respectively, was impacted by the previously mentioned higher expenses for incentive plans, a portion of which are driven by shareholder returns relative to peers. The “Other and eliminations” line includes $1.2 million, $1.7 million, and $0.9 million of the previously mentioned restructuring charges related to our enhanced market approach for 2018, 2017, and 2016, respectively, and transaction costs of $0.6 million in 2016 associated with the acquisition of LDS. Expenses related to investments to develop and design various ArcBest technology and innovations are also included in “Other and eliminations” line, as are expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. We expect the loss in the “Other and eliminations” line to vary throughout 2019 as a majority of this item relates to our shared services which will primarily be allocated to the reporting segments based upon resource utilization-related metrics, such as shipment levels, and, therefore, will fluctuate with business levels. As a result of these ongoing investments and other corporate costs, we expect the loss reported in “Other and eliminations” to approximate $7.5 million for first quarter 2019 and to be approximately $25.0 million for full year 2019.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement charges, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies did not impact earnings per share in 2018, but contributed $0.10 and $0.11 to diluted earnings per share in 2017 and 2016, respectively.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $13.5 million and $0.51 per diluted share in 2018, $3.7 million and $0.14 per diluted share in 2017, and $1.9 million and $0.07 per diluted share in 2016. These net periodic benefit costs (as detailed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) include pension settlement charges due to lump-sum benefit distributions and an annuity contract purchase made by the plan in first quarter 2017. In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the Internal Revenue Service (the “IRS”) regarding qualification of the plan termination. In the fourth quarter of 2018, the plan began distributing immediate lump sum benefits elected by plan participants under plan termination.

Based on estimates as of December 31, 2018 using available actuarial information, first quarter 2019 nonunion pension expense, including settlement charges, is estimated to be approximately $4.0 million, or $3.0 million after-tax, and cash funding could total approximately $7.0 million, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase annuity contracts to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Liquidation of plan assets and settlement of plan obligations is expected to be complete in first quarter 2019.

For 2018, consolidated net income and earnings per share were impacted by a tax benefit of $3.8 million, or $0.14 per diluted share, compared to $25.8 million, or $0.98 per diluted share, for 2017, as a result of recognizing the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (The impact of the Tax Cuts and Jobs Act is discussed further in the Income Taxes section of MD&A and in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) An additional tax benefit of $0.7 million, or $0.03 per diluted share, was recognized in 2018, versus $1.2 million, or $0.05 per diluted share, recognized in 2017 for the vesting of share-based compensation in accordance with an amendment to ASC Topic 718, Compensation – Stock Compensation, which became effective in the first quarter of 2017. Consolidated net income and earnings per share for 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, related to the year ended December 31, 2017 due to the February 2018 retroactive reinstatement of the alternative fuel tax credit that had previously expired on December 31, 2016. An alternative fuel tax credit of $1.2 million, or $0.04 per diluted share, related to the year ended December 31, 2016 was recognized in 2016. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted the year-over-year comparisons of consolidated net income and earnings per share for 2018 and 2017 are further described within the Income Taxes section of MD&A.

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

	Year Ended December 31
	2018	2017	2016
	($ thousands)
Net income	$67,262	$59,726	$18,652
Interest and other related financing costs	9,468	6,342	5,150
Income tax provision (benefit)(1)	17,124	(8,150)	9,635
Depreciation and amortization	108,635	103,068	103,053
Amortization of share-based compensation	8,413	6,958	7,588
Amortization of net actuarial losses of benefit plans and pension settlement expense(2)	15,893	8,064	8,173
Multiemployer pension fund withdrawal liability charge(3)	37,922	—	—
Restructuring charges(4)	1,655	2,963	10,313
Transaction costs(5)	—	—	601
Consolidated Adjusted EBITDA	$266,372	$178,971	$163,165

(1)

Includes a tax benefit of $25.8 million in 2017 as a result of recognizing the tax effects of the Tax Cuts and Jobs Act. See Note E to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the impact of the Tax Cuts and Jobs Act.

(2)

Includes pre-tax settlement expense related to the nonunion pension plan of $12.9 million, $4.2 million, and $3.0 million for 2018, 2017, and 2016, respectively. Pension settlement expense increased in 2018 due to higher lump sum distributions as we advanced toward termination of the nonunion defined benefit pension plan. Termination of the nonunion pension plan is expected to be completed in first quarter 2019.

(3)

As disclosed in this Consolidated Results section, ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.

(4)	Restructuring charges relate to the realignment of the Company’s organizational structure.
(5)	Transaction costs for 2016 are associated with the acquisition of LDS.

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

As previously disclosed within the Organization of Information section of MD&A, we have reclassed certain prior period segment operating expenses in this Annual Report on Form 10-K to conform to the current year presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note B to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the January 1, 2018 retrospective adoption of an amendment to ASC Topic 715, Compensation – Retirement Benefits.

As previously disclosed in the introduction of MD&A, as of December 2018, approximately 82% of the Asset-Based segment’s employees were covered under the 2018 ABF NMFA with the IBT, which was ratified on May 10, 2018. Following ratification of the supplements to the contract, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract would represent an additional increase in costs under the 2018 ABF NMFA.

The major economic provisions of the 2018 ABF NMFA include:

•

restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements;

•	wage increases in each year of the contract, beginning July 1, 2018;
•	ratification bonuses for qualifying employees;
•	contributions to multiemployer pension plans at current rates for each fund;
•	continuation of existing health coverage and annual multiemployer health and welfare contribution rate increases in accordance with the contract;
•	changes to purchased transportation provisions with certain protections for road drivers as specified in the contract; and
•	profit-sharing bonuses based upon the Asset-Based segment’s achievement of annual operating ratios of 96.0% or below for a full calendar year under the contract period.

On July 9, 2018, ABF Freight reached a tentative agreement with the IBT bargaining representatives for the Northern and Southern New England Supplemental Agreements on terms for new supplemental agreements for 2018 to 2023 (the “New England Supplemental Agreements”). The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Pension Fund was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF

Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any pre-existing withdrawal liability and at a lower future contribution rate.

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

Tonnage

The level of freight tonnage managed by the Asset-Based segment is directly affected by industrial production and manufacturing, distribution, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. Operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. The Asset-Based segment actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ArcBest seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to the services of our Asset-Based segment and our Asset-Light operations in order to respond with customized solutions.

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

Approximately one third of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other two thirds of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

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

Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Management believes space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments. Management believes the implementation of space-based pricing has been well-accepted by customers with shipments to which CMC charges have been applied; however, overall customer acceptance of the CMC is difficult to ascertain. Management cannot predict, with reasonable certainty, the effect of changes in business levels and the impact on the total revenue per hundredweight measure due to the implementation of the CMC mechanism.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2018, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs.

The Asset-Based revenues for 2018 and 2017, compared to prior years, were positively impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs were also higher. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 51.9%, 56.5%, and 57.5% of revenues for 2018, 2017, and 2016, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results. Although ABF Freight continues to pay some of the highest benefit contribution rates in the industry, the combined effect under the contractual labor agreement in place prior to the 2018 ABF NMFA of cost reductions, lowered cost increases throughout the contract period, and increased flexibility in labor work rules were important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors. The ratification of the 2018 ABF NMFA is expected to allow the Asset-Based segment to maintain low-cost inflation in the current tight labor market while providing some of the best wages and benefits in the industry to our employees.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds did not increase ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2017. Rate freezes for the annual contribution periods which began August 1, 2017 and 2016 impacted multiemployer pension plans to which ABF Freight made approximately 65% to 70% of its total multiemployer pension contributions for the years ended December 31, 2018, 2017, and 2016. ABF Freight’s multiemployer pension contributions totaled $167.2 million (including $15.7 million of payments made toward the withdrawal liability related to the transition agreement with the New England Pension Fund), $158.4 million, and $154.1 million, for 2018, 2017, and 2016, respectively.

As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. The average health, welfare, and pension benefit contribution rate increased approximately 1.3%, 2.5%, and 1.9% effective primarily on August 1, 2018, 2017, and 2016, respectively, inclusive of the previously mentioned pension contribution rate freezes and the lower contribution rate to the New England Pension fund beginning in third quarter 2018. The contractual wage rate increased 1.2%, 2.5%, and 2.0% effective July 1, 2018, 2017, and 2016, respectively.

Asset-Based Segment Results — 2018 Compared to 2017

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2018	2017
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.9%	56.5%
Fuel, supplies, and expenses	11.8	11.7
Operating taxes and licenses	2.2	2.4
Insurance	1.5	1.5
Communications and utilities	0.8	0.9
Depreciation and amortization	4.0	4.1
Rents and purchased transportation	11.1	10.4
Shared services	10.0	9.3
Multiemployer pension fund withdrawal liability charge(1)	1.7	—
Other	0.2	0.3
	95.2%	97.1%

Asset-Based Operating Income	4.8%	2.9%

(1)

ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund, as discussed in the Asset-Based Segment Overview within this Asset-Based Operations section of Results of Operations.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2018	2017	% Change
Workdays	252.0	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$34.16	$31.27	9.2%
Pounds	6,374,175,134	6,366,455,380	0.1%
Pounds per day	25,294,346	25,313,938	(0.1)%
Shipments per day	20,078	20,749	(3.2)%
Shipments per DSY(2) hour	0.443	0.440	0.7%
Pounds per DSY(2) hour	558.58	537.38	3.9%
Pounds per shipment	1,260	1,220	3.3%
Pounds per mile(3)	19.43	19.46	(0.2)%
Average length of haul (miles)	1,039	1,035	0.4%

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

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2018 totaled $2,175.6 million, compared to $1,993.3 million in 2017. Billed revenue (as described in footnote (1) to the key operating statistics table directly above) increased 9.1% on a per-day basis in 2018 compared to 2017, primarily reflecting a 9.2% increase in total billed revenue per hundredweight, including fuel surcharges, slightly offset by a 0.1% decrease in pounds or tonnage per day. The number of workdays was higher by one-half of a day in 2018 versus prior year, which contributed to increased total revenues in 2018.

The increase in total billed revenue per hundredweight reflects yield improvement initiatives, including a general rate increase, contract renewals, and CMC pricing which was introduced in the third quarter of 2017, and higher fuel surcharge revenues associated with increased fuel prices. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% and 4.9% effective April 16, 2018 and May 22, 2017, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during 2018 increased an average of 4.7% compared to the prior year. The increase in the total revenue per hundredweight measure for 2018 was also impacted by an increase in average length of haul and higher pricing on truckload-rated shipments, reflecting the effect on prices of those shipments as a result of the constrained capacity in the truckload market. The Asset-Based segment’s average nominal fuel surcharge rate for 2018 increased approximately 300 basis points from 2017 levels. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL-rated business had a mid-single-digit percentage increase compared to 2017.

Tonnage per day was relatively flat for 2018 compared to 2017. The increase in average weight per shipment of 3.3% was mostly offset by the 3.2% decline in daily shipment counts, compared to 2017, primarily reflecting the effect of yield improvement initiatives on business levels and freight profile, including the space-based pricing program implemented during 2017. The increase in average weight per shipment for 2018, compared to 2017, which reflects heavier LTL and truckload-rated shipments, was also influenced by the effects of positive economic factors and other service needs of our customers.

Asset-Based Revenues – First Quarter to-date 2019

Asset-Based billed revenues quarter to-date through late-February 2019 increased approximately 5% above the same period of 2018 on a per-day basis, primarily reflecting an increase in total billed revenue per hundredweight of approximately 6.5%. The higher revenue per hundredweight measure benefited from the effect of yield improvement initiatives. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 4, 2019, although the rate changes vary by lane and shipment characteristics. The general rate increase affects approximately one third of our Asset-Based business. Total tonnage levels through late-February 2019 decreased approximately 1.5%, compared to the same prior-year period, with double-digit percentage decreases in truckload-rated spot shipments moving in the Asset-Based network partially offset by mid-single digit increases in LTL-rated tonnage. Total shipments per day increased approximately 4.5% through late-February 2019, compared to the same period of 2018. Total weight per shipment decreased approximately 6% versus the same prior-year period, with the weight per shipment on LTL-rated tonnage down approximately 1.5%.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and the Asset-Based segment’s pricing approach, as previously discussed in the Pricing section of the Asset-Based Segment Overview within Results of Operations, may continue to impact tonnage levels and, as such, there can be no assurance that the Asset-Based segment will maintain or achieve improvements in its current operating results. There can also be no assurance that the current pricing trends will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Asset-Based Operating Income

The Asset-Based segment operating ratio improved by 1.9 percentage points to 95.2% in 2018 from 97.1% in 2017. Operating income increased to $103.9 million in 2018, compared to $57.9 million in 2017. The operating income improvement reflects strength in account pricing and the benefits of diligent cost management in-line with business levels. The 2018 operating results include the $37.9 million one-time charge for the multiemployer pension fund withdrawal liability previously discussed in the Asset-Based Segment Overview, which negatively impacted the operating ratio by 1.7 percentage points. Excluding the one-time charge, the Asset-Based operating ratio improved 3.6 percentage points for 2018, versus 2017. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.9% and 56.5% of Asset-Based segment revenues for 2018 and 2017, respectively. The year-over-year decrease in labor costs as a percentage of revenue was influenced by the effect of higher revenues, including the influence of yield improvement initiatives and fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits costs increased $2.9 million in 2018, compared to 2017, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate increased 1.2% effective July 1, 2018 and 2.5% effective July 1, 2017, and the average health, welfare, and pension benefit contribution rate increased approximately 1.3% and 2.5% effective primarily on August 1, 2018 and 2017, respectively, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview.

Salaries, wages, and benefits for 2018 versus 2017, also includes $3.9 million of additional costs related to restoration of one week of vacation and $1.2 million of additional costs related to amortization of the ratification bonus under the 2018 ABF NMFA. The additional week of vacation under the new labor agreement is accrued as it is earned for anniversary dates that begin on or after April 1, 2018. The one-time, lump sum ratification bonus was paid during third quarter 2018 and is being amortized over the duration of the contract beginning April 1, 2018. Salaries, wages, and benefits costs for 2018, compared to 2017, were also impacted by higher expenses for nonunion incentive plans, a portion of which are driven by shareholder returns relative to peers, and higher accruals for defined contribution plans, partially offset by lower nonunion healthcare costs, due to decreases in the average cost per health claim and in the number of claims filed.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Management believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Shipments per DSY hour improved 0.7% for 2018 compared to 2017, partially impacted by increased usage of purchased transportation agents to efficiently manage local delivery efforts. The 3.3% increase in pounds per shipment for 2018, which reflects the impact of yield initiatives on changes in tonnage and shipment levels previously discussed, contributed to the 3.9% improvement in pounds per DSY hour, compared to the same periods of 2017.

Fuel, supplies, and expenses as a percentage of revenue increased 0.1 percentage points in 2018, compared to 2017, primarily due to an increase in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 25%. The increase in fuel, supplies, and expenses was partially offset by fewer miles driven during 2018.

Rents and purchased transportation as a percentage of revenue increased 0.7 percentage points in 2018, compared to 2017, primarily due to both higher utilization and higher pricing for purchased linehaul and local transportation agents to maintain customer service. Rail miles increased approximately 21% in 2018, compared to 2017. The Asset-Based segment remains focused on improving utilization of owned assets, as well as aligning purchased transportation costs to the lower shipment levels which were experienced during 2018.

Shared services as a percentage of revenue increased 0.7 percentage points in 2018, compared to 2017, due to increases in employee benefit costs, including higher expenses for incentive plans, a portion of which are driven by shareholder returns relative to peers; higher advertising costs; and investments to improve the customer experience.

Asset-Based Segment Results — 2017 Compared to 2016

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2017	2016
Asset-Based Segment Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	56.5%	57.5%
Fuel, supplies, and expenses	11.7	11.3
Operating taxes and licenses	2.4	2.5
Insurance	1.5	1.5
Communications and utilities	0.9	0.8
Depreciation and amortization	4.1	4.2
Rents and purchased transportation	10.4	10.4
Shared services	9.3	9.6
Gain on sale of property and equipment	—	(0.2)
Other	0.3	0.3
Restructuring costs	—	0.1
	97.1%	98.0%

Asset-Based Segment Operating Income	2.9%	2.0%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2017	2016	% Change
Workdays	251.5	252.5
Billed revenue(1) per hundredweight, including fuel surcharges	$31.27	$29.35	6.5%
Pounds	6,366,455,380	6,526,049,524	(2.4)%
Pounds per day	25,313,938	25,845,741	(2.1)%
Shipments per day	20,749	20,744	—%
Shipments per DSY(2) hour	0.440	0.449	(2.0)%
Pounds per DSY(2) hour	537.38	558.97	(3.9)%
Pounds per shipment	1,220	1,246	(2.1)%
Pounds per mile(3)	19.46	19.35	0.6%
Average length of haul (miles)	1,035	1,029	0.6%

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

The increase in total billed revenue per hundredweight compared to 2016 was influenced by yield improvement initiatives, including general rate increases, contract renewals, and the introduction of CMC pricing; freight profile effects; and higher fuel surcharge revenues associated with increased fuel prices during 2017. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 4.9% and 5.25% effective May 22, 2017 and August 29, 2016, respectively, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the period increased 5.1% on average compared to the prior year. The Asset-Based segment’s average nominal fuel surcharge rate for 2017 increased approximately 200 basis points from 2016 levels. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL business had a mid-single digit percentage increase compared to 2016.

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

Asset-Based Operating Income

The Asset-Based segment operating ratio improved by 0.9 percentage points to 97.1% in 2017 from 98.0% in 2016. Operating income increased to $57.9 million in 2017, compared to $37.4 million in 2016. The operating income increase primarily reflects yield improvement initiatives and managing operating resources through challenging changes in freight profile characteristics during 2017, including changes in shipment levels and weight per shipment. Operating results in 2017 also reflect lower restructuring charges associated with our corporate realignment, which totaled $0.3 million in 2017 versus $1.2 million in 2016. The operating income comparison reflects a $2.3 million lower gain on sale of property and equipment in 2017, compared to 2016, primarily due to a second quarter 2016 sale of certain real estate. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 56.5% and 57.5% of Asset-Based segment revenues for 2017 and 2016, respectively. The year-over-year decrease as a percentage of revenue was influenced by the effect of higher revenues, including the influence of yield improvement initiatives and fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits costs increased $22.2 million in 2017, compared to 2016, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.5% effective July 1, 2017 and 2.0% effective July 1, 2016, and the average health, welfare, and pension benefit contribution rate increased approximately 2.5% and 1.9% effective primarily on August 1, 2017 and 2016, respectively, including the effect of the multiemployer pension plan rate freezes previously discussed in the Asset-Based Segment Overview.

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

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. For the year ended December 31, 2018, 2017, and 2016, the combined revenues of our Asset-Light operations totaled $976.2 million, $863.0 million, and $803.4 million, respectively, accounting for approximately 31% of our total revenues before other revenues and intercompany eliminations in 2018 and approximately 30% in 2017 and 2016.

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

As previously disclosed within the Organization of Information section of MD&A, we have reclassed certain prior period segment operating expenses in this Annual Report on Form 10-K to conform to the current year presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2018, 2017, and 2016.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10‑K.

The key indicators necessary to understand the operating results of our Asset-Light segments include:

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

ArcBest Segment

ArcBest segment revenues totaled $781.1 million, $706.7 million, and $640.7 million in 2018, 2017, and 2016, respectively. Operating income for the segment totaled $23.6 million, $19.5 million, and $7.0 million in 2018, 2017, and 2016, respectively. Third-party capacity, particularly for truckload services, has been relatively volatile in recent years. A softer economic environment in 2016 resulted in excess truckload capacity available in the market. Truckload capacity began to tighten in late 2016 and continued to tighten in 2017, driven by an improved economy, the impact of hurricanes along the U.S. coast, and the electronic logging device mandate. Available truckload capacity remained more constrained than historic norms throughout the first nine months of 2018, before becoming more balanced in the fourth quarter of 2018. Significant changes in market capacity impact the cost of sourcing that capacity and, depending on timing of revisions to customer pricing, our revenue and net revenue margin per shipment.

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Year Ended December 31
	2018	2017	2016
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	80.8%	79.7%	78.4%
Supplies and expenses	1.7	2.1	2.1
Depreciation and amortization	1.8	1.9	2.1
Shared services	11.7	11.8	13.3
Other	1.2	1.6	1.8
Restructuring costs	0.1	0.1	1.2
Gain on sale of subsidiaries(1)	(0.3)	—	—
	97.0%	97.2%	98.9%

ArcBest Segment Operating Income	3.0%	2.8%	1.1%

(1)	Gains recognized in the 2018 and 2017 periods relate to the sale of the ArcBest segment’s military moving business in December 2017 and 2016, respectively.

Under our enhanced marketing approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. Management’s operating decisions have become more focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. As such, the comparison of key operating statistics for the ArcBest segment presented in the following table has been revised from the prior year presentation to reflect the segment’s combined operations, including the expedite, truckload, and truckload-dedicated operations for which statistics were previously separately reported, as well as certain other service offerings of the segment (statistical data related to managed transportation services transactions are not included in the following table).

	Year Over Year % Change
	December 31
	2018	2017

Revenue / Shipment	12.8%	8.7%

Shipments / Day	(5.9%)	0.5%

2018 Compared to 2017

ArcBest segment revenues increased 10.5% in 2018 compared to 2017, primarily due to increases in revenue per shipment associated with higher market prices resulting from tightness in available truckload capacity, partially offset by lower shipments per day. Growth in managed transportation services also contributed to higher revenues. The increase in ArcBest segment revenues for 2018 was offset, in part, by lower revenues for household goods moving services due to the divesture from our military moving business in December 2017 and 2016.

Net revenue, a non-GAAP measure of revenues less costs of purchased transportation (see Reconciliations of Asset-Light Non-GAAP Measures within this Asset-Light Results section), increased 4.5% in 2018, compared to 2017, reflecting revenue growth including the effects of increased demand for managed transportation services was well as improved yield management of truckload brokerage shipments. The year-over-year increase in net revenue was partially offset by the impact of the previously mentioned sale of the segment’s military moving business.

The segment’s net revenue margin was 19.2% for 2018, versus 20.3% for 2017, with the decline reflecting the increased cost of purchased transportation outpacing improvements in customer rates and business mix changes, including growth in managed transportation services. Purchased transportation costs as a percentage of revenue increased 1.1 percentage points for 2018, compared to 2017, due to tight capacity in the spot market, primarily in the first nine months of 2018.

Operating income increased $4.1 million for 2018, compared to 2017, primarily reflecting the increase in net revenue.  Although shared services expense decreased as a percentage of revenue, these costs increased in 2018, compared to 2017, reflecting investments in technology and personnel associated with managed transportation solutions and maintaining customer service. These cost increases were offset, in part, by lower other costs which reflect lower bad debt expense in 2018, compared to 2017, and a $1.9 million gain recognized in 2018, versus a $0.2 million gain recognized during 2017, related to the sale of the military moving business. A portion of this military moving business was sold in December 2016 and the remainder was sold in December 2017. The gains on these sales were recognized when the required government approvals of the transactions were obtained in the third quarters of 2017 and 2018.

2017 Compared to 2016

ArcBest segment revenues increased 10.3% in 2017 compared to 2016, primarily due to incremental revenues related to the September 2016 acquisition of LDS, and an increase in revenue per shipment. The revenue increase was partially offset by the impact of the divesture of a portion of our military moving business in December 2016, as previously discussed.

Net revenue increased 3.3% in 2017 compared to 2016, due to the full year of dedicated-truckload business related to the September 2016 LDS acquisition and net revenue growth in our expedite business on slightly lower shipment levels. ArcBest’s net revenue margin was 20.3% in 2017, compared to 21.6% in 2016. The year-over-year net revenue margin decline for 2017 reflects the increased cost of purchased transportation outpacing improvements in customer rates, as capacity in the spot market tightened versus the prior year.

Operating income increased $12.5 million for 2017, compared to 2016, primarily due to net revenue improvement and lower corporate restructuring costs, which totaled $0.9 million in 2017 versus $8.0 million in 2016. (See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of our corporate restructuring.) The segment’s operating income improvement in 2017 also benefited from lower shared service costs and lower depreciation and amortization expenses due, in part, to alignment of the segment’s costs within the new structure under our enhanced marketing approach.

ArcBest Segment Revenues – First Quarter to-date 2019

Quarter to-date through late-February 2019, revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 3% compared to the same prior-year period on a per-day basis. The revenue decrease reflects lower average revenue per shipment. Net revenue decreased due to lower yield in our expedite services reflecting a more balanced truckload market compared to the strong expedite market in the prior-year period.

FleetNet Segment

FleetNet revenues, which totaled $195.1 million, $156.3 million, and $162.6 million in 2018, 2017, and 2016, respectively increased 24.8% in 2018 compared to 2017 and decreased 3.9% in 2017 compared to 2016. The increase in revenues in 2018, compared to 2017, was due primarily to increased service event volume. The decrease in revenues in 2017, compared to 2016, reflects lower roadside service event activity, partially offset by an increase in preventative maintenance service events and improved roadside event pricing.

FleetNet’s operating income was $4.4 million, $3.5 million, and $2.5 million in 2018, 2017, and 2016, respectively. The year-over-year operating income improvement in 2018 reflects the revenue growth combined with labor efficiencies. FleetNet’s 2017 operating income improvement, compared to 2016, reflected labor efficiencies and beneficial alignment of the segment’s cost structure to business levels.

Reconciliations of Asset-Light Non-GAAP Measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Other companies may calculate non-GAAP measures differently; therefore, our calculation of Adjusted EBITDA, net revenue, and net revenue margin may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. These financial measures should not be construed as better measurements than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Net Revenues and Net Revenue Margin

Management uses non-GAAP net revenue, defined as revenues less purchased transportation costs, as a key performance measure of our ArcBest segment which primarily sources transportation services from third-party providers. Non-GAAP net revenue margin for the ArcBest segment is calculated as net revenue divided by revenues.

ArcBest Segment Net Revenue and Net Revenue Margin

	Year Ended December 31			% Change	% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
	(in thousands)
Revenue	$781,123	$706,698	$640,734	10.5%	10.3%
Less purchased transportation	631,501	563,497	502,159	12.1%	12.2%
Non-GAAP Net Revenue	$149,622	$143,201	$138,575	4.5%	3.3%

Non-GAAP Net Revenue Margin	19.2%	20.3%	21.6%

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

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2018	2017	2016

ArcBest
Operating Income(1)(2)	$23,588	$19,525	$7,034
Depreciation and amortization(3)	13,750	13,090	13,612
Restructuring charges(4)	491	875	8,038
Adjusted EBITDA	$37,829	$33,490	$28,684

FleetNet
Operating Income(1)(2)	$4,385	$3,477	$2,497
Depreciation and amortization	1,140	1,089	1,210
Restructuring charges(4)	—	—	245
Adjusted EBITDA	$5,525	$4,566	$3,952

Total Asset-Light
Operating Income(1)(2)	$27,973	$23,002	$9,531
Depreciation and amortization	14,890	14,179	14,822
Restructuring charges(4)	491	875	8,283
Adjusted EBITDA	$43,354	$38,056	$32,636

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

(2)	Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation of components of net periodic benefit cost in other income (costs).
(3)

For the ArcBest segment, depreciation and amortization includes amortization of acquired intangibles of $4.3 million in 2018 and 2017, and $4.0 million in 2016 and amortization of acquired software of $2.1 million, $2.7 million, $4.3 million in 2018, 2017, and 2016, respectively.

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

In addition, partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) have been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis; however, in recent periods, lower maintenance costs on newer equipment have partially offset increases in depreciation expense. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties and provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by these third parties, including cyber attacks and security breaches at a vendor, could adversely affect our ability to provide service to our customers and otherwise conduct our business. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant disruption in our information technology systems or a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	Year Ended December 31
	2018	2017	2016
	(in thousands)
Cash and cash equivalents(1)	$190,186	$120,772	$114,280
Short-term investments	106,806	56,401	56,838
Total unrestricted	296,992	177,173	171,118
Restricted cash(2)	—	—	962
Total(3)	$296,992	$177,173	$172,080

(1)	Cash equivalents consist of money market funds, variable rate demand notes and U.S. Treasury securities with maturity dates of 90 days or less from the date of purchase.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at cost plus amortized premium or discount and accrued interest. At December 31, 2018, 2017, and 2016, cash, cash equivalents, and short-term investments of $94.7 million, $61.1 million, and $39.9 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

2018 Compared to 2017

Cash, cash equivalents, and short-term investments increased $119.8 million from December 31, 2017 to December 31, 2018. During 2018, cash provided by operations of $255.3 million was used to repay $71.3 million of long-term debt (including repayment of $5.0 million of borrowings under the accounts receivable securitization); fund $39.7 million of capital expenditures, net of proceeds from asset sales (with an additional $94.0 million of revenue equipment, software, and other equipment purchases financed with notes payable); fund $10.1 million of internally developed software; pay dividends of $8.2 million on common stock; and purchase $9.4 million of treasury stock.

Cash provided by operating activities during 2018 was $103.4 million above 2017 primarily due to improved operating results and changes in working capital. The comparison of cash provided by operating activities was also impacted by $15.7 million of cash payments toward the multiemployer pension withdrawal liability recognized in 2018 related to the transition agreement ABF Freight entered into with the New England Pension Fund, 2018 ABF NMFA ratification bonus payments of $8.5 million, and a $5.5 million contribution we made to the nonunion defined benefit pension plan. Cash provided by operating activities included federal, state, and foreign income tax payments, net of refunds of federal and state income taxes, of $3.3 million and $4.2 million for the year ended December 31, 2018 and 2017, respectively.

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

Our cash provided by operating activities during 2017 was $40.0 million above 2016 primarily due to improved operating results. The comparison was also impacted by a $3.3 million gain on the sale of real estate and a contribution of $13.4 million made to the nonunion defined benefit pension plan during 2016. Cash provided by operating activities for the year ended December 31, 2017 included federal, state, and foreign income tax payments, net of refunds of federal and state income taxes, of $4.2 million, compared to refunds of federal and state income taxes, net of state and foreign income tax payments, of $8.0 million for the year ended December 31, 2016.

Financing Arrangements

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facility

We have a revolving credit facility (the “Credit Facility”) under our Second Amended and Restated Credit Agreement (the “Credit Agreement”). Our Credit Facility has an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement includes certain conditions, including limitations on incurrence of debt. As of December 31, 2018, we had available borrowing capacity of $130.0 million under our Credit Facility.

Interest Rate Swaps

We have a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, we receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of December 31, 2018. The fair value of the interest rate swap asset of $0.3 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2018 and 2017, respectively.

In June 2017, we entered into a second forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. Under the swap agreement we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of December 31, 2018. The fair value of the interest rate swap asset of $0.5 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2018 and 2017, respectively.

Accounts Receivable Securitization Program

Our accounts receivable securitization program was amended and extended in August 2018 to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021. The program allows for cash proceeds of $125.0 million to be provided under the facility and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. We repaid $5.0 million of our borrowed amount under the accounts receivable securitization program during the fourth quarter of 2018. As of December 31, 2018, we have $40.0 million borrowed under the program.

The accounts receivable securitization program includes a provision under which we may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2018, we had available borrowing capacity of $68.4 million under the accounts receivable securitization program.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2018, we had letters of credit outstanding of $17.2 million (including $16.6 million issued under the accounts receivable securitization program). We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of December 31, 2018, surety bonds outstanding related to our self-insurance program totaled $49.1 million.

Notes Payable and Capital Leases

We financed the purchase of certain revenue equipment, other equipment and software through promissory note arrangements, including $94.0 million during 2018. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2018:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$79,152	$2,691	$5,143	$71,318	$—
Interest rate swap(1)(3)	(831)	(352)	(383)	(96)	—
Accounts receivable securitization borrowings, including interest(1)(4)	43,832	1,396	42,436	—	—
Notes payable, including fixed-rate interest(1)(5)	195,035	59,281	85,441	50,254	59
New England Pension Fund withdrawal liability(6)	36,150	1,589	3,178	3,178	28,205
Capital lease obligations, including fixed-rate interest(7)	275	240	34	1	—
Postretirement health expenditures(8)	14,232	995	2,138	2,493	8,606
Deferred salary distributions(9)	3,479	642	801	454	1,582
Supplemental benefit plan distributions(10)	4,249	938	2,169	—	1,142
Voluntary savings plan distributions(11)	2,337	1,634	255	448	—
Off-balance sheet obligations:
Operating lease obligations(12)	62,174	19,130	25,592	11,602	5,850
Purchase obligations(13)	40,083	30,031	9,935	117	—
Total	$480,167	$118,215	$176,739	$139,769	$45,444

(1)	See the Financing Arrangements section of Liquidity and Capital Resources for further description of this obligation.

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

(4)

Amounts represent estimated payments due for the $40.0 million borrowed under the accounts receivable securitization program. Future payments due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(5)	Amounts represent future payments due under notes payable obligations, which relate primarily to revenue equipment.

(6)

Amounts represent future payments due under the New England Pension Fund transition agreement. ABF Freight’s entry into this agreement is discussed in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations.

(7)

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

(8)

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $29.5 million as of December 31, 2018.

(9)

We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $2.5 million as of December 31, 2018.

(10)

We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The accumulated benefit obligation of the SBP accrued in the consolidated balance sheet totaled $3.9 million as of December 31, 2018.

(11)

We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2018, VSP related assets totaling $2.3 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(12)

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2018, we had future minimum rental commitments, net of noncancelable subleases, totaling $59.9 million for facilities and $2.3 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes. Amounts exclude future minimum payments for leases which were executed but had not yet commenced as of December 31, 2018 of approximately $21.0 million which will be paid over 10 years.

(13)

Purchase obligations include authorizations to purchase and binding agreements with vendors relating to software, certain service contracts, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2018.

As previously disclosed in Consolidated Results within the Results of Operations section of MD&A, our nonunion defined benefit pension plan was terminated with an effective date of December 31, 2017 and the plan received a favorable determination letter from the IRS regarding qualification of the plan termination in September 2018. In the fourth quarter of 2018, the plan began distributing immediate lump sum benefits elected by plan participants under plan termination. The plan will settle the remaining obligation for deferred benefits with the purchase of nonparticipating annuity contracts from insurance companies in first quarter 2019. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and annuity contract purchases in excess of plan assets. In anticipation of funding the nonunion pension plan for termination, we made a $5.5 million tax-deductible contribution to the plan in September 2018.

We estimate nonunion pension expense, including noncash pension settlement charges, could total approximately $4.0 million in first quarter 2019, and cash funding could total approximately $7.0 million in first quarter 2019, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase annuity contracts to settle the pension obligation related to benefits for which participants elect to defer payment until a later date. Liquidation of plan assets and settlement of plan obligations is expected to be complete in first quarter 2019.

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

As of December 31, 2018, $4.5 million estimated fair value of outstanding contingent consideration related to the September 2016 acquisition of LDS was recorded in accrued expenses. We had $4.5 million held in escrow for the contingent consideration that was recorded in other current assets as of December 31, 2018. In January 2019, the

$4.5 million escrow funds were released as full and final settlement of the contingent consideration. (See Note A and Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2018	2017	2016
	(in thousands)
Capital expenditures, gross including notes payable and capital leases	$138,008	$149,951	$151,637
Less financing from notes payable and capital lease obligations	94,016	84,170	83,366
Capital expenditures, net of notes payable and capital leases	43,992	65,781	68,271
Less proceeds from asset sales	4,256	4,279	8,804
Total capital expenditures, net	$39,736	$61,502	$59,467

For 2019, our total capital expenditures, including amounts financed, are estimated to range from $170.0 million to $180.0 million, net of asset sales. These 2019 estimated net capital expenditures include revenue equipment purchases of $90.0 million, primarily for our Asset-Based operations. The remainder of 2019 expected capital expenditures includes real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2019 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in a range of $110.0 million to $115.0 million in 2019.

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $297.0 million at December 31, 2018. We generated $255.3 million, $151.9 million, and $111.9 million of operating cash flow during 2018, 2017, and 2016, respectively. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, as disclosed in the Contractual Obligations table within this Liquidity and Capital Resources section of MD&A, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2018, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On January 25, 2019, our Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 8, 2019. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2018, we purchased 246,056 shares of our common stock for an aggregate cost of $9.4 million, leaving $22.3 million available for repurchase under the current buyback program.

Quarter-to-date through February 22, 2019, the Company had purchased an additional 29,385 shares of its common stock for an aggregate cost of $1.1 million, leaving $21.2 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2018 or 2017. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $18.0 million from December 31, 2017 to December 31, 2018, reflecting higher business levels in December 2018 compared to December 2017.

Accounts Payable

Accounts payable increased $14.7 million from December 31, 2017 to December 31, 2018, primarily due to increased business levels in December 2018 compared to December 2017.

Accrued Expenses

Accrued expenses increased $32.6 million from December 31, 2017 to December 31, 2018, primarily due to certain performance-based incentive accruals related to our improved operating performance and the current portion of long-term incentive plans, a portion of which are driven by shareholder returns relative to peers; higher accruals for contributions to defined contribution plans; and an increase in holiday and vacation accruals for union employees related, in part, to the restoration of a week of vacation under the 2018 ABF NMFA.

Other Long-Term Liabilities

Other long-term liabilities increased $29.1 million from December 31, 2017 to December 31, 2018, primarily due to recognition of the long-term portion of the New England Pension Fund withdrawal liability, of which $22.0 million remains outstanding at December 31, 2018, and higher accruals for long-term incentive plans which are impacted by shareholder returns relative to peers.

Off-Balance Sheet Arrangements

At December 31, 2018, our off-balance sheet arrangements of $123.7 million included purchase obligations and future minimum rental commitments under operating lease agreements, primarily for service center facilities, net of noncancelable subleases, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax rate was 20.3% of pre-tax income for 2018 and our effective tax benefit rate was 15.8% of pre-tax income for 2017. For 2016, our effective tax rate was 34.1% of pre-tax income. The difference between our effective rate and the federal statutory rate for 2018 and 2017 primarily results from the impact of the Tax Cuts and Jobs Act, as discussed below. Additionally, a portion of the difference for 2018 and 2017 results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, non-deductible expenses, and the settlement of share-based payment awards. The rate for 2018 was also impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The alternative fuel tax credit was reinstated through December 31, 2017, and the $1.2 million credit, which related to 2017 was recognized in the first quarter of 2018. The difference between our effective tax rate and the federal statutory rate for 2016 primarily results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, the alternative fuel tax credit, and non-deductible expenses.

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. Due to the fact that our fiscal tax year which ended February 28, 2018 included the effective date of the rate change under the Tax Reform Act, we were required to calculate taxes by applying a blended rate to the taxable income for the tax year ended February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal tax year prior to and after the effective date of the rate change. In computing total tax expense for the twelve months ended December 31, 2017, we applied the 35.0% federal statutory rate to the two months ended February 28, 2017, and applied a federal blended rate of 32.74% to the ten months ended December 31, 2017. In computing total tax expense for the twelve months ended December 31, 2018, we applied a federal blended rate of 32.74% to the two months ended February 28, 2018, and applied the 21.0% federal statutory rate to the ten months ended December 31, 2018. As a result of the Tax Reform Act, we realized a current tax benefit of $0.1 million and $1.3 million at December 31, 2018 and 2017, respectively.

At December 31, 2017, we remeasured deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future, taking into account the Tax Reform Act. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a federal blended rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at the 21.0% federal statutory rate. As a result, a provisional deferred tax benefit of $24.5 million was recognized at December 31, 2017. In 2018, a reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018, resulting in a tax benefit in continuing operations of $3.8 million.

As of December 31, 2018, the accounting for the income tax effects of the Tax Reform Act has been completed and all amounts recorded are considered final. Additionally, at December 31, 2018, we have determined that we will not be significantly impacted by the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, or the tax on base erosion payments, which were other provisions of the Tax Reform Act.

For 2019, our U.S. statutory tax rate is 21.0%. Our average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits or deficiencies recognized in the income statement upon settlement of share-based payment awards, may cause our full year 2019 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

At December 31, 2018, we had net deferred tax liabilities after valuation allowances of $49.0 million. Valuation allowances for deferred tax assets totaled $0.1 million, $0.8 million, and $0.3 million at December 31, 2018, 2017, and 2016, respectively. At December 31, 2017, we established a valuation allowance of $0.7 million related to certain state net operating loss carryforwards set to expire in 5 years. Due to tax-planning strategies that included decreased state tax depreciation and other available actions, state taxable income was generated for 2018, and a portion of the state net operating loss carryforwards for which the valuation allowance was established were utilized. In addition, management concluded, based on available evidence, that it was more likely than not that remaining net operating losses would be utilized, and, therefore, the remaining valuation allowance of $0.7 million was reversed. The need for additional valuation allowances is continually monitored by management.

At December 31, 2018, 2017, and 2016, we had reserves for uncertain tax positions totaling of $1.0 million, less than $0.1 million, and $0.7 million, respectively. A $0.7 million reserve for uncertain tax positions as of December 31, 2016 was related to certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017, and the reserve was removed at December 31, 2017. We established a reserve for uncertain tax positions of $0.9 million at December 31, 2018 as a result of certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expires in the first quarter of 2020.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2018, 2017 and 2016, financial reporting income exceeded taxable income.

We made $21.8 million of federal, state, and foreign tax payments during the year ended December 31, 2018 and received refunds of $18.5 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2019 due primarily to the effect of 100% expensing of qualified depreciable assets in 2019 through 2022 as allowed under the Tax Reform Act. However, in the event we were to become unprofitable, provisions of the Tax Reform Act eliminating net operating loss carrybacks for 2018 and subsequent years would have an adverse impact on liquidity and financial condition.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”) which provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and the timing of when it is recognized. We adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic method of accounting under ASC Topic 605, Revenue Recognition.  Prior to the adoption of ASC Topic 606, ArcBest segment revenue was recognized based on the delivery of the shipment to the customer-designated location.

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

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. We estimate these amounts based on the expected discounts earned by customers and revenue is recognized using these estimates. Revenue adjustments may also occur due to rating or other billing adjustments. We estimate revenue adjustments based on historical information and revenue is recognized accordingly at the time of shipment. We believe that actual amounts will not vary significantly from estimates of variable consideration.

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

We record deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.5 million and $0.6 million at December 31, 2018 and 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheet.

Payment terms with customers may vary depending on the service provided, location or specific agreement with the customer. The time between invoicing and when payment is due is not significant. For certain services, we require payment before the services are delivered to the customer.

We expense sales commissions when incurred because the amortization period is one year or less.

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments (collectively our receivable allowance). Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2018 operating income by $0.7 million on a pre-tax basis.

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

During 2016, as part of our corporate restructuring (as discussed further in Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), we identified capitalized software applications with no future use due to the combination of certain operations within the organization and recorded a non-cash impairment charge of $6.2 million related to acquired software and other applications. The impairment charge included the write-down of $5.5 million of acquired software in the ArcBest segment to its fair value, reflecting estimated reproduction costs less an obsolescence allowance.

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

Goodwill and Intangible Assets

Effective January 1, 2018, we early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. The adoption of the amendment did not have an impact on our consolidated financial statements for the year ended December 31, 2018.

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. As of December 31, 2018, goodwill totaled $108.3 million, of which $107.7 million is related to acquisitions in the ArcBest segment. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. Our annual impairment testing is performed as of October 1. The annual impairment testing on the goodwill balances were performed as of October 1, 2018, and it was determined that the estimated fair value of each of the reporting units exceeded the recorded balances by an amount greater than 15% of the carrying value.

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

The fair value estimated for this evaluation is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly-traded companies which have similar operations. For the 2018 annual impairment tests of goodwill, market data suggests comparable companies are valued in the 0.40 to 0.50 times revenue range, and the EBITDA multiples for our reporting units were in the 9.6 to 12.5 times range. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of five years in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2018, indefinite-lived intangible assets totaled $32.3 million related to the Panther trade name. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2018, and it was determined that the fair value of the Panther trade name was greater than 25% over the recorded balance.

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

Our finite-lived intangible assets, which totaled $36.6 million net of accumulated amortization as of December 31, 2018, consist primarily of customer relationship intangible assets and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value will be recognized in operating income. Management determined that finite-lived intangible assets were not impaired as of December 31, 2018.

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to increase from the prior year assessment date. The increase in our market capitalization as of October 1, 2018 was believed to be attributable to improved operating results, general market conditions and the general state of the economy. We believe that there is no basis for adjustment of asset values at this time.

Nonunion Defined Benefit Pension Expense

Effective January 1, 2018, the Company retrospectively adopted an amendment to ASC Topic 715, Compensation – Retirement Benefits, (“ASC Topic 715”) which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. In accordance with the amendment, the components of net periodic benefit cost, including pension settlement expense, of the nonunion defined benefit pension plan are reported within the other line item of other income (costs) in the consolidated financial statements. There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard.

In June 2013, we amended our nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze, as of July 1, 2013, the participants’ final average compensation and years of credited service upon which the benefits are generally based. In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Following receipt of the determination letter, the plan’s actuarial assumptions were updated to remeasure the benefit obligation on a plan termination basis, including assumptions for participant benefit elections, rate of return, discount rates, and the annuity contract interest rate.

We record quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Pension settlement expense (pre-tax) for the nonunion defined benefit pension plan totaled $12.9 million, $4.2 million, and $3.0 million in 2018, 2017, and 2016, respectively. The nonunion defined benefit pension plan began making lump sum distributions related to the plan termination in fourth quarter 2018. The plan will settle remaining obligations for deferred benefits with the purchase of nonparticipating annuity contracts from insurance companies in first quarter 2019. We will recognize pension settlement expense related to lump-sum benefit distributions and nonparticipating annuity contract purchases of the nonunion defined benefit pension plan in first quarter 2019, the amount of which will depend on the amount of lump-sum benefit distributions paid to participants and the cost of the nonparticipating annuity contracts. Based on estimates as of December 31, 2018 using available actuarial information, first quarter 2019 nonunion pension settlement expense is estimated to be approximately $4.0 million, or approximately $3.0 million after-tax, and cash funding could total approximately $7.0 million, although there can be no assurances in this regard.

Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense are the rate used to discount the plan’s obligations, the expected return on plan assets, and, for pension termination assumptions, participant benefit election assumptions, and the annuity contract interest rate. The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost over the average remaining service period of the active plan participants beginning in the following year. A corridor approach is not used for determining amounts to be amortized.

The following table provides the key assumptions used for 2018 compared to those we anticipate using for the 2019 nonunion pension net periodic benefit cost calculation:

	Year Ended December 31
	2019	2018
Discount rate(1)	3.9%	3.1%
Expected return on plan assets(2)	1.4%	1.4%
Annuity contract interest rate(3)	3.4%	3.4%

(1)

The discount rate presented for 2018 was determined at December 31, 2017 and used to calculate first quarter 2018 nonunion pension expense. The discount rate determined upon each quarterly settlement in 2018 at a rate of 3.6%, 3.8%, and 3.6% was used to calculate the expense/credit for the second, third, and fourth quarter of 2018, respectively.

(2)	Plan related expenses are paid from plan assets held in trust and, accordingly, the expected return on plan assets is stated net of these estimated expenses.
(3)

The annuity contract interest rate presented for 2018 was determined at September 30, 2018 upon updating the plan’s actuarial assumptions on a plan termination basis and used to calculate fourth quarter 2018 nonunion pension expense.

Prior to updating actuarial assumptions on a plan termination basis, the discount rate was determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis to arrive at a single weighted-average rate used to discount the estimated future benefit payments to their present value. For plan termination assumptions, we utilized a short-term discount rate which represents the Company’s current borrowing rate. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured (at December 31 of each year or upon settlement at each quarter-end, if applicable). A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense, before pension settlement expense, by less than $0.1 million on a pre-tax basis.

The expected rate of return on plan assets was established by considering the historical and expected returns for the plan’s current investment mix. To fund lump sum benefit distributions which began in fourth quarter 2018 and in anticipation of distributing the remainder of nonunion defined benefit pension plan assets in first quarter 2019, the plan began liquidating its fixed income securities held in trust during fourth quarter 2018. At December 31, 2018, our nonunion defined benefit pension plan assets include mutual fund investments in cash equivalents and income securities totaling $26.6 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual nonunion pension expense, before pension settlement expense, by less than $0.1 million on a pre-tax basis.

For remeasurement of the nonunion pension plan benefit obligation at December 31, 2018, the actuarial calculations for the annuity contract obligation utilized an annuity contract interest rate based on current published rates and included an assumption that, when benefits are payable in the future, 50% of remaining plan participants would elect a single life annuity form of payment and 50% would elect a lump-sum form of payment, commencing at the earliest age in which there is no actuarial reduction of the participants’ benefits under the terms of the plan. To the extent insurance companies utilize different actuarial assumptions in pricing the nonparticipating annuity contracts, the plan will incur an actuarial gain or loss upon the purchase of the annuity contracts. Any actuarial gain or loss on the annuity contract purchases will impact pension settlement expense and the amount the Company will be required to contribute to the plan to fund benefit distributions in excess of plan assets. As of December 31, 2018, the annuity contract interest rate and the benefit election assumptions used to remeasure the benefit obligation are the remaining assumptions for the nonunion defined benefit pension plan which bear the risk of change due to the uncertainty of the pricing the plan will obtain for the annuity contract purchases.

At December 31, 2018, the nonunion defined benefit pension plan had $4.0 million in unamortized actuarial losses. Excluding the effect of pension settlements and the related quarterly remeasurements, our first quarter 2019 nonunion pension expense is estimated to include amortization of actuarial losses of $0.1 million. We will recognize nonunion pension expense during 2019 until liquidation of plan assets and settlement of plan obligations is complete, which is expected to occur in first quarter 2019. Based on currently available actuarial information, nonunion pension expense (before settlement expense) is estimated to be $0.3 million, compared to nonunion pension expense (before settlement expense) of $1.4 million for first quarter 2018 and $5.3 million for the year ended December 31, 2018.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2018 and 2017, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our subsidiaries have lower deductibles on their insurance for workers’ compensation and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $96.7 million and $94.3 million at December 31, 2018 and 2017, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2018 expense for workers’ compensation and third-party casualty claims by approximately $4.2 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

ASC Topic 842, Leases, (“ASC Topic 842”) which is effective for us beginning January 1, 2019, requires lessees to recognize right-of-use assets and lease liabilities for operating leases with terms greater than 12 months on the balance sheet. The standard also requires additional qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the Financial Accounting Standards Board issued an amendment to ASC Topic 842 which provides an optional transition method that will give companies the option to use the effective date as the date of initial application upon transition. We will elect this transition method and, as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. We will exclude short-term leases from accounting under ASC Topic 842 and will elect the package of practical expedients upon transition that will retain lease classification and other accounting conclusions made in the assessment of existing lease contracts. Management expects the new standard to result in a consolidated right-of-use asset and lease liability balance of approximately $60 million. This balance does not include significant lease contracts that have been executed but not yet commenced as of January 1, 2019, which are projected to have a right-of-use asset and lease liability balance of approximately $17 million upon commencement. The impact on the consolidated statements of operations is expected to be minimal, if any. As the impact of this standard is non-cash in nature, no impact is expected on our consolidated statements of cash flows. Any impact on the effective income tax rate will be immaterial.

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

Interest Rate Risk

At December 31, 2018 and 2017, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $297.0 million and $177.2 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 1.7% in 2018 and 1.0% in 2017. Interest income was $3.9 million, $1.3 million, and $1.5 million in 2018, 2017, and 2016, respectively.

Under our Credit Agreement, as further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K, we have a Credit Facility which had an initial maximum credit amount of $200.0 million, including a swing line facility in the aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Credit Agreement).

We have an interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020 and an additional interest rate swap agreement with a $50.0 million notional amount beginning on January 2, 2020 and maturing on June 30, 2022. The interest rate swap agreements require us to pay interest of 1.85% through January 2, 2020 and 1.99%, from January 2, 2020 through June 30, 2022 to the counterparty in exchange for receipts of one-month LIBOR interest payments and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.10% through January 2, 2020 and 3.24% from January 2, 2020 through June 30, 2022 assuming the margin currently in effect on the Credit Facility as of December 31, 2018. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

In August 2018, we amended and extended our accounts receivable securitization program, which matures October 1, 2021. The program provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. We repaid $5.0 million of our borrowed amount under the accounts receivable securitization program in 2018. As of December 31, 2018, $40.0 million was borrowed under the program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing on October 1, 2021. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

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

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2018 and 2017. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2018 and 2017. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility and accounts receivable securitization program borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2018		2017
								Fair		Fair
	2019	2020	2021	2022	2023	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$53,844	$39,589	$39,273	$31,840	$16,804	$59	$181,409	$181,560	$153,441	$152,131
Weighted-average interest rate	3.43%	3.60%	3.68%	3.84%	4.10%	3.98%
Variable-rate debt:
Credit Facility	$—	$—	$—	$70,000	$—	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	3.84%	3.72%	3.63%	3.67%	—%	—%
Accounts receivable securitization program	$—	$—	$40,000	$—	$—	$—	$40,000	$40,000	$45,000	$45,000
Projected interest rate	3.49%	3.36%	3.28%	—%	—%	—%
Interest rate swap(1)
Fixed interest payments	$940	$1,006	$1,009	$500	$—	$—	$—	$—	$—	$—
Fixed interest rate	1.85%	1.99%	1.99%	1.99%	—%	—%
Variable interest receipts	$1,292	$1,217	$1,181	$596	$—	$—	$—	$—	$—	$—
Projected interest rate	2.55%	2.47%	2.39%	2.42%	—%	—%

(1)

Our interest rate swaps are recorded at fair value in other long-term liabilities and other long-term assets in the consolidated balance sheet, as applicable. The fair value of the interest rate swaps was an asset of $0.8 million and $0.5 million at December 31, 2018 and 2017, respectively.

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

Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit plan, and the postretirement health benefit plan are remeasured on an annual basis (and upon curtailment or settlement, if applicable) using the applicable discount rates at the measurement date. For the supplemental benefit plan and the postretirement plan, the discount rates are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with these benefit plans as well as the amount of liabilities recorded.

As further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the nonunion defined benefit pension plan was terminated effective December 31, 2017, with liquidation of plan assets and settlement of plan obligations expected to be complete in first quarter 2019. As of December 31, 2018, the nonunion defined benefit pension plan was remeasured using plan termination assumptions, including a short-term discount rate which represents the Company’s current borrowing rate and an annuity contract interest rate based on current published rates. Changes in interest rates and differences in actual annuity contract pricing will impact the pension settlement expense the Company recognizes related to the nonparticipating annuity contract the plan will purchase to settle the remaining obligation for plan benefits and the contribution the Company may be required to make to the plan to fund distributions in excess of plan assets in first quarter 2019. The assumptions for measurement of the obligations of the nonunion defined benefit pension plan are further described in the Critical Accounting Policies section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2018 and 2017, we had cash, cash equivalents, and short-term investments totaling $94.7 million and $61.1 million, respectively, which were not either FDIC insured or direct obligations of the U.S. government.

As of December 31, 2018, the qualified nonunion defined benefit pension plan trust held investments in cash equivalents and income securities totaling $26.6 million, which are reported at fair value based on quoted market prices and are subject to market risk. Although these investments were primarily held in money market mutual funds as of December 31, 2018, declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could cause a decline in the funded status of the nonunion defined benefit pension plan and potentially require an increase in the contribution we may be required to make to fund the purchase of a nonparticipating annuity contract to settle the remaining obligation for plan benefits in excess of plan assets upon liquidation of the plan in first quarter 2019.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $20.4 million and $21.6 million at December 31, 2018 and 2017, respectively. A 10% change in market value of these investments would have a $2.0 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2018 and 2017.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 4% and 3% of total consolidated revenues for 2018 and 2017, respectively. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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
Tulsa, Oklahoma
February 28, 2019

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190,186	$120,772
Short-term investments	106,806	56,401
Accounts receivable, less allowances (2018 – $7,380; 2017 – $7,657)	297,051	279,074
Other accounts receivable, less allowances (2018 – $806; 2017 – $921)	19,146	19,491
Prepaid expenses	25,304	22,183
Prepaid and refundable income taxes	1,726	12,296
Other	9,007	12,132
TOTAL CURRENT ASSETS	649,226	522,349
PROPERTY, PLANT AND EQUIPMENT
Land and structures	339,640	344,224
Revenue equipment	858,251	793,523
Service, office, and other equipment	199,230	179,950
Software	138,517	129,589
Leasehold improvements	9,365	8,888
	1,545,003	1,456,174
Less allowances for depreciation and amortization	913,815	865,010
PROPERTY, PLANT AND EQUIPMENT, net	631,188	591,164
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	68,949	73,469
DEFERRED INCOME TAXES	7,468	5,965
OTHER LONG-TERM ASSETS	74,080	64,374
TOTAL ASSETS	$1,539,231	$1,365,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$143,785	$129,099
Income taxes payable	1,688	324
Accrued expenses	243,111	210,484
Current portion of long-term debt	54,075	61,930
Current portion of pension and postretirement liabilities	8,659	753
TOTAL CURRENT LIABILITIES	451,318	402,590
LONG-TERM DEBT, less current portion	237,600	206,989
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	31,504	39,827
OTHER LONG-TERM LIABILITIES	44,686	15,616
DEFERRED INCOME TAXES	56,441	49,157
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2018: 28,684,779 shares, 2017: 28,495,628 shares	287	285
Additional paid-in capital	325,712	319,436
Retained earnings	501,389	438,379
Treasury stock, at cost, 2018: 3,097,634 shares; 2017: 2,851,578 shares	(95,468)	(86,064)
Accumulated other comprehensive loss	(14,238)	(20,574)
TOTAL STOCKHOLDERS’ EQUITY	717,682	651,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,539,231	$1,365,641

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(in thousands, except share and per share data)
REVENUES	$3,093,788	$2,826,457	$2,700,219

OPERATING EXPENSES	2,984,690	2,765,109	2,666,154

OPERATING INCOME	109,098	61,348	34,065

OTHER INCOME (COSTS)
Interest and dividend income	3,914	1,293	1,523
Interest and other related financing costs	(9,468)	(6,342)	(5,150)
Other, net	(19,158)	(4,723)	(2,151)
	(24,712)	(9,772)	(5,778)

INCOME BEFORE INCOME TAXES	84,386	51,576	28,287

INCOME TAX PROVISION (BENEFIT)	17,124	(8,150)	9,635

NET INCOME	$67,262	$59,726	$18,652

EARNINGS PER COMMON SHARE
Basic	$2.61	$2.32	$0.72
Diluted	$2.51	$2.25	$0.71

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,679,736	25,683,745	25,751,544
Diluted	26,698,831	26,424,389	26,256,570

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.32	$0.32

(1)	The Company uses the two‑class method for calculating earnings per share. See Note L.

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2018	2017	2016
	(in thousands)
NET INCOME	$67,262	$59,726	$18,652

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2018 – $477; 2017 – $1,682; 2016 – $805)	(1,376)	(2,640)	(1,267)
Pension settlement expense, net of tax of: (2018 – $3,327; 2017 – $1,617; 2016 –$1,256)	9,598	2,539	1,973
Amortization of unrecognized net periodic benefit costs, net of tax of: (2018 – $740; 2017 – $1,446; 2016 – $1,849)
Net actuarial loss	2,204	2,388	3,021
Prior service credit	(69)	(116)	(116)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2018 – $84; 2017 – $402; 2016 – $139)	236	621	216
Change in foreign currency translation, net of tax of: (2018 – $241; 2017 – $33; 2016 – $149)	(681)	51	252

OTHER COMPREHENSIVE INCOME, net of tax	9,912	2,843	4,079

TOTAL COMPREHENSIVE INCOME	$77,174	$62,569	$22,731

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net income				18,652				18,652
Other comprehensive income, net of tax							4,079	4,079
Issuance of common stock under share-based compensation plans	236	3	(3)					—
Tax effect of share-based compensation plans			(2,322)					(2,322)
Share-based compensation expense			7,588					7,588
Purchase of treasury stock					485	(9,510)		(9,510)
Dividends declared on common stock				(8,318)				(8,318)
Cumulative effect of change in accounting principle (see Note B)			402	(244)				158
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net income				59,726				59,726
Other comprehensive income, net of tax							2,843	2,843
Issuance of common stock under share-based compensation plans	322	3	(3)					—
Tax effect of share-based compensation plans			(2,837)					(2,837)
Share-based compensation expense			6,958					6,958
Purchase of treasury stock					287	(6,019)		(6,019)
Dividends declared on common stock				(8,264)				(8,264)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards (see Note B)				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				67,262				67,262
Other comprehensive income, net of tax							9,912	9,912
Issuance of common stock under share-based compensation plans	189	2	(2)					—
Tax effect of share-based compensation plans			(2,135)					(2,135)
Share-based compensation expense			8,413					8,413
Purchase of treasury stock					246	(9,404)		(9,404)
Dividends declared on common stock				(8,244)				(8,244)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$67,262	$59,726	$18,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,114	98,530	98,814
Amortization of intangibles	4,521	4,538	4,239
Impairment of long-lived assets	—	—	6,244
Pension settlement expense	12,925	4,156	3,229
Share-based compensation expense	8,413	6,958	7,588
Provision for losses on accounts receivable	2,336	4,081	1,643
Deferred income tax provision (benefit)	1,872	(10,213)	9,522
Gain on sale of property and equipment	(59)	(75)	(3,335)
Gain on sale of subsidiaries	(1,945)	(152)	—
Changes in operating assets and liabilities:
Receivables	(23,554)	(19,588)	(23,809)
Prepaid expenses	(2,988)	(64)	(1,393)
Other assets	(4,341)	(4,231)	(4,355)
Income taxes	12,169	(2,144)	6,236
Multiemployer pension fund withdrawal liability	22,602	—	—
Accounts payable, accrued expenses, and other liabilities	52,020	10,393	(11,335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	255,347	151,915	111,940

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(43,992)	(65,781)	(68,271)
Proceeds from sale of property and equipment	4,256	4,279	8,804
Proceeds from sale of subsidiaries	4,680	2,490	2,780
Purchases of short-term investments	(108,495)	(73,459)	(69,400)
Proceeds from sale of short-term investments	58,698	73,842	74,167
Business acquisitions, net of cash acquired	—	—	(24,780)
Capitalization of internally developed software	(10,097)	(9,840)	(10,472)
NET CASH USED IN INVESTING ACTIVITIES	(94,950)	(68,469)	(87,172)

FINANCING ACTIVITIES
Borrowings under accounts receivable securitization program	—	10,000	—
Payments on long-term debt	(71,260)	(68,924)	(52,202)
Net change in book overdrafts	262	(502)	(4,171)
Deferred financing costs	(202)	(937)	—
Payment of common stock dividends	(8,244)	(8,264)	(8,318)
Purchases of treasury stock	(9,404)	(6,019)	(9,510)
Payments for tax withheld on share-based compensation	(2,135)	(3,270)	(1,682)
NET CASH USED IN FINANCING ACTIVITIES	(90,983)	(77,916)	(75,883)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	69,414	5,530	(51,115)
Cash and cash equivalents and restricted cash at beginning of period	120,772	115,242	166,357
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$190,186	$120,772	$115,242

NONCASH INVESTING ACTIVITIES
Equipment financed	$94,016	$84,170	$83,366
Accruals for equipment received	$2,807	$1,734	$397

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

The Asset-Based segment represented approximately 69% of the Company’s 2018 total revenues before other revenues and intercompany eliminations. As of December 2018, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who voted. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF's employees who are members of the IBT.

On September 2, 2016, the ArcBest segment acquired Logistics & Distribution Services, LLC (“LDS”), a private logistics and distribution company, in a transaction valued at $25.0 million, reflecting net cash consideration of $17.0 million paid at closing and an additional $8.0 million of contingent consideration to be paid over the next two years based upon the achievement of certain financial targets, of which $3.5 million was paid in January 2018. The remaining $4.5 million of contingent consideration was paid from escrow in January 2019. As the acquired business is not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocation of acquired assets and liabilities has not been presented. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements.

On December 29, 2017, the Company divested certain subsidiaries associated with the moving services of its ArcBest segment in a transaction valued at $5.2 million, reflecting $0.5 million in net cash consideration and $4.7 million in contingent consideration, which was received during 2018. On December 30, 2016, the Company divested certain other moving services subsidiaries of its ArcBest segment valued at $4.8 million, reflecting $2.8 million in net cash consideration and $2.0 million in contingent consideration, which was received during 2017. These moving services subsidiaries were not significant to the Company’s consolidated operating results and financial condition.

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

Reclassifications: Certain reclassifications have been made to the prior period operating expenses, segment operating expenses, operating income, and other income (costs) in our consolidated financial statements to conform to the current year presentation of components of net periodic benefit cost in accordance with the amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, which was effective for the Company on January 1, 2018 (see the Adopted Accounting Pronouncements within Note B). There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard.

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short‑Term Investments: Short‑term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis with the original issuer. Short‑term investments consist of FDIC‑insured certificates of deposit and U.S. Treasury securities with original maturities greater than ninety days and remaining maturities less than one year. Interest and dividends related to cash, cash equivalents, and short‑term investments are included in interest and dividend income.

Certificates of deposit are valued at cost plus accrued interest, which approximates fair value. Held-to-maturity U.S. Treasury securities are recorded at amortized cost with interest and amortization of premiums and discounts included in interest income. Quarterly, the Company evaluates held-to-maturity securities for any other-than-temporary impairments related to any intention to sell or requirement to sell before its amortized costs are recovered. If a security is considered to be other-than-temporarily impaired, the difference between amortized cost and the amount that is determined to be recoverable is recorded in earnings.

Restricted Cash: Restricted cash consisted of cash deposits at December 31, 2016. Cash that was pledged as collateral, primarily for the Company’s outstanding letters of credit, was classified as restricted. The Company’s letters of credit were primarily issued in support of certain workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The restricted cash was classified consistent with the classification of the liabilities to which it related and in accordance with the duration of the letters of credit.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its cash, cash equivalents, and short‑term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2018, 2017, or 2016 or more than 6% of its accounts receivable balance at December 31, 2018 and 2017. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

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

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following useful lives: structures – primarily 15 to 60 years; revenue equipment –

3 to 14 years; and other equipment – 2 to 15 years. The Company utilizes tractors and trailers in its operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $0.7 million and $1.4 million are reported within other noncurrent assets as of December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, management was not aware of any events or circumstances indicating the Company’s long‑lived assets would not be recoverable.

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

Income Taxes: The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities, which are recorded as noncurrent by jurisdiction, are recognized based on the temporary differences between the book value and the tax basis of certain assets and liabilities and the tax effect of operating loss and tax credit carryforwards. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of depreciation deductions and to temporary differences in the recognition of certain revenues and expenses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company classifies any interest and penalty amounts related to income tax matters as operating expenses.

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

The Company’s income taxes for the years ended December 31, 2018 and 2017 were impacted by the recognition of the effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) that was signed into law on December 22, 2017 (see Note E).

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $17.5 million and $17.2 million for the year ended December 31, 2018 and 2017, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

Insurance Reserves: The Company is self‑insured up to certain limits for workers’ compensation, certain third‑party casualty claims, and cargo loss and damage claims. Amounts in excess of the self‑insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

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

The service cost component of net periodic benefit cost for the postretirement health benefit plan is included in operating expenses. The components of net periodic benefit cost other than service cost, including pension settlement expense, for the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are recorded within the other, net line item of other income (costs).

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third‑party actuary. The discount rates used to discount the plans’ obligations, and the expected rate of return applied to the fair value of plan assets for the nonunion defined benefit pension plan, impact the Company’s expense for these plans. For ongoing plans, the discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. For the nonunion defined benefit pension plan, the Company establishes the expected rate of return on plan assets by considering the historical and expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and, for the postretirement health benefit plan, future increases in health care costs.

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

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the U.S. Internal Revenue Service (the “IRS”)  regarding qualification of the plan termination. Following receipt of the determination letter, the plan’s actuarial assumptions were updated to remeasure the benefit obligation on a plan termination basis as of September 30, 2018 in connection with recognition of the quarterly pension settlement charge. The Company made assumptions for participant benefit elections, rate of return, and discount rates, including the annuity contract interest rate. These assumptions were updated as of December 31, 2018. For plan termination assumptions, the Company utilized a short-term discount rate which represents the Company’s current borrowing rate and an annuity contract interest rate based on current published rates.

The nonunion defined benefit pension plan began making lump sum distributions related to the plan termination in fourth quarter 2018. In first quarter 2019, the plan will settle remaining obligations for deferred benefits with the purchase of nonparticipating annuity contracts from insurance companies, and the Company will make a cash contribution to the plan for the amount required to fund benefit distributions and annuity contract purchases in excess of plan assets.

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

Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018, as further discussed in Adopted Accounting Pronouncements within this Note, ArcBest segment revenue was recognized based on the delivery of the shipment to the customer-designated location.

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

Other Recognition and Disclosure

The Company records deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.5 million and $0.6 million at December 31, 2018 and 2017, respectively, and are recorded in accrued expenses in the consolidated balance sheets.

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

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss, net of tax. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly to stockholders’ equity. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note J. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note J. The Company elected to reclassify the stranded income tax effects resulting from the Tax Reform Act from accumulated other comprehensive loss to retained earnings as of January 1, 2018 (see Adopted Accounting Pronouncements within this Note).

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

Share‑Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five‑year period following the date of grant for restricted stock units awarded prior to 2018 and at the end of a four-year period following the date of grant for subsequent grants. Awards granted to non‑employee directors typically vest at the end of a one‑year period for awards granted on or after January 1, 2016 and at the end of a three‑year period for previous grants, subject to accelerated vesting due to death, disability, retirement, or change‑in‑control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share‑based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

Share‑based awards are amortized to compensation expense on a straight‑line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company recognizes forfeitures as they occur. As a result of applying the provisions of an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled, the Company recognized a cumulative effect adjustment to the December 31, 2016 opening balances of retained earnings, additional paid-in capital, and deferred income tax liability of $0.2 million, and $0.4 million, and $0.2 million, respectively.

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

Adopted Accounting Pronouncements

ASC Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”) provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and the timing of when it is recognized. On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic method of accounting under ASC Topic 605, Revenue Recognition, (“ASC Topic 605”). The Company’s major service lines for presentation of disaggregated revenues from contracts with customers are consistent with the Company’s reportable operating segments as presented in Note M. The primary impact of adopting ASC Topic 606 was to recognize ArcBest segment revenue over time instead of at final delivery of the shipment. As a result, revenue will generally be recorded earlier under ASC Topic 606 compared to ASC Topic 605. Asset-Based and FleetNet segment revenues were not impacted. The Company recorded a net increase to opening retained earnings of $0.4 million as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606. The impact to revenues for year ended December 31, 2018 was an increase of $0.7 million and the impact to purchased transportation expense was an increase of $0.7 million, as a result of applying ASC Topic 606.

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

The Company has not incurred service cost under its nonunion defined benefit pension plan or its supplemental benefit plan (“SBP”) since the accrual of benefits under the plans was frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under its postretirement health benefit plan which will continue to be reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement charges) of the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are reported within the other line item of other income (costs). As a result of retrospectively applying the provisions of the amendment to ASC Topic 715, $7.8 million and $5.1 million was reclassified from operating expenses to other income (costs) for the year ended December 31, 2017 and 2016, respectively. There was no change to consolidated net income or earnings per share as a result of the change in presentation under the new standard.

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

Effective January 1, 2018, the Company early adopted an amendment to ASC Topic 350, Intangibles – Goodwill and Other, Simplifying the Test of Goodwill Impairment, which removes Step 2 of the goodwill impairment test. For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The adoption of the amendment did not have an impact on the consolidated financial statements for the year ended December 31, 2018.

The U.S. Securities and Exchange Commission issued Final Rule 33-10532, Disclosure Update and Simplification, in August 2018. The Company adopted the annual disclosure requirements of the final rule for this Annual Report on Form 10‑K for the year ended December 31, 2018 and will modify its consolidated statement of stockholders’ equity for interim periods, beginning with its first quarter 2019 Quarterly Form on 10-Q, to include changes in stockholders’ equity for each current and comparative quarterly period presented. The final rule did not have a significant impact on the Company’s financial statement disclosures.

ASC Subtopic 715-20, Compensation – Retirement Benefits – Defined Benefit Plans, was amended to eliminate certain disclosure requirements related to defined benefit plans. The Company early adopted these amendments for this Annual Report on Form 10‑K for the year ended December 31, 2018. The changes did not have a significant impact on the Company’s financial statement disclosures.

Accounting Pronouncements Not Yet Adopted

ASC Topic 842, Leases, (“ASC Topic 842”) which is effective for the Company beginning January 1, 2019, requires lessees to recognize right-of-use assets and lease liabilities for operating leases with terms greater than 12 months on the balance sheet. The standard also requires additional qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued an amendment to ASC Topic 842 which provides an optional transition method that will give companies the option to use the effective date as the date of initial application upon transition. The Company will elect this transition method and, as a result, will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company will exclude short-term leases from accounting under ASC Topic 842 and will elect the package of practical expedients upon transition that will retain lease classification and other accounting conclusions made in the assessment of existing lease contracts. Management expects the adoption of the new standard to result in a consolidated right-of-use asset and lease liability balance of approximately $60 million. This estimate does not include significant lease contracts that have been executed but not yet commenced as of January 1, 2019, which are projected to have a right-of-use asset and lease liability balance of approximately $17 million upon commencement. The impact on the consolidated statements of operations is expected to be minimal, if any. As the impact of this standard is non-cash in nature, no impact is expected on the Company’s consolidated statements of cash flows. Any impact on the effective income tax rate will be immaterial.

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

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short‑term investments:

	December 31	December 31
	2018	2017
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$124,938	$86,510
Variable rate demand notes(1)(2)	19,786	19,744
Money market funds(3)	42,470	14,518
U.S. Treasury securities(4)	2,992	—
Total cash and cash equivalents	$190,186	$120,772

Short-term investments
Certificates of deposit(1)	$82,949	$56,401
U.S. Treasury securities(4)	23,857	—
Total short-term investments	$106,806	$56,401

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)

Recorded at amortized cost plus accrued interest, which approximates fair value at December 31, 2018. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its short‑term investments primarily in FDIC‑insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2018 and 2017, cash, cash equivalents, and short-term investments totaling $94.7 million and $61.1 million, respectively, were not either FDIC insured or direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2018		2017
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	40,000	40,000	45,000	45,000
Notes payable(3)	181,409	181,560	153,441	152,131
	$291,409	$291,560	$268,441	$267,131

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$42,470	$42,470	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,342	2,342	—	—
Interest rate swaps(3)	801	—	801	—
	$45,613	$44,812	$801	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$14,518	$14,518	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,359	2,359	—	—
Interest rate swaps(3)	481	—	481	—
	$17,358	$16,877	$481	$—
Liabilities:
Contingent consideration(4)	$6,970	$—	$—	$6,970

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third‑party brokerage firm. Included in other long‑term assets, with a corresponding liability reported within other long‑term liabilities.

(3)

Included in other long‑term assets. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2018 and 2017 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses. At December 31, 2018, the fair value of the contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS represents the final accrued payment and was based on calculations performed for the earn-out period which ended August 31, 2018. Prior to the end of the earn-out period, the estimated fair value of contingent consideration was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. As of December 31, 2017, the Level 3 assessments utilized a Monte Carlo simulation with inputs including scenarios of estimated revenues and gross margins to be achieved for the applicable performance periods, probability weightings assigned to the performance scenarios, and the discount rate applied of 12.5%.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2016	$6,775
Contingent consideration liability recorded at fair value for business acquisition	—
Change in fair value included in operating expenses	195

Balances at December 31, 2017	$6,970
Payments(1)	(3,528)
Change in fair value included in operating expenses	1,030
Balances at December 31, 2018	$4,472

(1)	Payments released from escrow account that is reported in other current assets in the consolidated balance sheets.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances December 31, 2016	$108,875	$108,245	$630
Goodwill divested(1)	(661)	(661)	—
Purchase accounting adjustments	106	106	—
Balances December 31, 2018 and 2017(2)	$108,320	$107,690	$630

(1)	Goodwill divested due to the sale of certain non-strategic businesses was determined based on the relative fair value of the businesses sold to the total fair value of the reporting unit.
(2)	Goodwill was not adjusted during the year ended December 31, 2018.

Intangible assets consisted of the following as of December 31:

		2018			2017
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$24,130	$36,301	$60,431	$19,745	$40,686
Other	9	1,032	684	348	1,032	549	483
	13	61,463	24,814	36,649	61,463	20,294	41,169
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$93,763	$24,814	$68,949	$93,763	$20,294	$73,469

The future amortization for intangible assets and software acquired through business acquisitions as of December 31, 2018 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
2019	$5,463	$4,482	$981
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
2023	4,287	4,287	—
Thereafter	14,629	14,629	—
Total amortization	$37,653	$36,649	$1,004

(1)	Acquired software is reported in property, plant and equipment.

Annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2018 and 2017, and it was determined that there was no impairment of the recorded balances.

NOTE E – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional reduction of net deferred income tax liabilities of $3.8 million was recognized in 2018 related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. As of December 31, 2018, the accounting for the income tax effect of the Tax Reform Act has been completed, and all amounts recorded are considered final.

In addition to the effect on net deferred tax liabilities, the Company recorded a reduction in current income tax expense of $0.1 million and $1.3 million at December 31, 2018 and 2017, respectively, as a result of the Tax Reform Act, to reflect the Company’s application of a blended rate due to the use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s fiscal tax year included the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the current taxable year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the twelve months ended December 31, 2017, a 35% federal statutory rate was applied to the two months ended February 28, 2017, and a blended rate of 32.74% was applied to the ten months ended December 31, 2017. In computing total tax expense for the twelve months ended December 31, 2018, a federal blended rate of 32.74% was applied to the two months ended February 28, 2018, and a 21% federal statutory rate was applied to the ten months ended December 31, 2018.

The Tax Reform Act made many other changes in the tax law applicable to corporations, including the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, and the tax on base erosion payments. At December 31, 2018, the Company has determined these provisions of the Tax Reform Act will not have a significant impact on the Company’s consolidated financial statements.

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2018(1)	2017(1)	2016
	(in thousands, except percentages)
Current provision (benefit):
Federal	$9,750	$(1,969)	$(604)
State	3,264	3,701	(335)
Foreign	2,238	331	1,052
	15,252	2,063	113

Deferred provision (benefit):
Federal	1,157	(9,312)	8,161
State	737	(867)	1,354
Foreign	(22)	(34)	7
	1,872	(10,213)	9,522
Total provision (benefit) for income taxes	$17,124	$(8,150)	$9,635

(1)

For 2018 and 2017, the income tax provision (benefit) reflects the impact of the Tax Reform Act, as previously disclosed in this Note. Deferred income tax liabilities were reduced by $3.8 million and $24.5 million for 2018 and 2017, respectively, as a result of the decrease in the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018. Current tax expense was reduced by $0.1 million and $1.3 million for 2018 and 2017, respectively, as a result of the tax law change and the Company’s application of a blended rate due to the use of a fiscal year other than the calendar year for U.S. income tax filing purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31, were as follows:

	2018(2)	2017(1)(2)	2016(1)
	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$23,153	$21,876	$12,182
Amortization of intangibles	(763)	(1,030)	(3,623)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	469	(812)	362
Revenue recognition	(2,524)	332	1,862
Allowance for doubtful accounts	(115)	(719)	(295)
Nonunion pension and other retirement plans	(2,810)	(1,977)	3,861
Multiemployer pension fund withdrawal(3)	(5,818)	—	—
Federal net operating loss carryforwards utilized	125	28	161
State net operating loss carryforwards utilized (generated)	621	229	(304)
State depreciation adjustments	(1,761)	(1,244)	(758)
Share-based compensation	(529)	352	(681)
Valuation allowance increase (decrease)	(744)	401	(61)
Other accrued expenses	(4,881)	(852)	(4,108)
Impact of the Tax Reform Act(2)	(3,772)	(24,542)	—
Other	1,221	(2,255)	924
Deferred tax provision (benefit)	$1,872	$(10,213)	$9,522

(1)	The components of the deferred tax provision above reflect the statutory U.S. income tax rate in effect for the applicable year, which is 35% for 2017 and 2016.
(2)	For 2018 and 2017, the effect of the change in the U.S. corporate tax rate from 35% to 21% in accordance with the Tax Reform Act is reflected as a separate component of the deferred tax provision.
(3)

ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2018	2017(1)
	(in thousands)
Deferred tax assets:
Accrued expenses	$39,885	$36,843
Pension liabilities	2,754	4,413
Multiemployer pension fund withdrawal(2)	5,710	—
Postretirement liabilities other than pensions	7,660	6,236
Share-based compensation	4,893	4,466
Federal and state net operating loss carryovers	1,152	1,781
Other	1,355	1,508
Total deferred tax assets	63,409	55,247
Valuation allowance	(53)	(844)
Total deferred tax assets, net of valuation allowance	63,356	54,403

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	93,525	73,725
Intangibles	14,066	14,573
Revenue recognition	1,513	6,172
Prepaid expenses	3,225	3,125
Total deferred tax liabilities	112,329	97,595
Net deferred tax liabilities	$(48,973)	$(43,192)

(1)

The amounts for deferred tax assets and liabilities reflect the applicable tax rates for each category, with the U.S. federal rate at 21% for a substantial portion of 2017 temporary differences in accordance with the Tax Reform Act. The amounts also include deferred taxes for states and foreign jurisdictions.

(2)

ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2018(1)	2017(2)	2016(2)
	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$17,721	$18,052	$9,901
Federal income tax effects of:
State income taxes	(840)	(992)	(357)
Nondeductible expenses	946	1,551	1,653
Life insurance proceeds and changes in cash surrender value	7	(927)	(1,001)
Alternative fuel credit	(1,203)	—	(1,180)
Increase (decrease) in valuation allowances	(891)	401	(61)
Increase (decrease) in uncertain tax positions	933	(720)	—
Settlement of share-based compensation	(649)	(1,129)	—
Impact of the Tax Reform Act on current tax(2)	(52)	(1,288)	—
Impact of the Tax Reform Act on deferred tax(2)	(3,772)	(24,542)	—
Other(3)	(1,293)	(1,687)	(1,398)
Federal income tax provision (benefit)	10,907	(11,281)	7,557
State income tax provision	4,001	2,834	1,019
Foreign income tax provision	2,216	297	1,059
Total provision (benefit) for income taxes	$17,124	$(8,150)	$9,635
Effective tax (benefit) rate	20.3%	(15.8)%	34.1%

(1)

Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year after the enactment of the Tax Reform Act, which is 21%. The effect of applying a blended rate of 32.74% for the two months ended February 28, 2018, in accordance with the Tax Reform Act, is reflected in separate components of the reconciliation.

(2)

Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year prior to the enactment of the Tax Reform Act, which is 35%. For 2017, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.

(3)	Includes foreign income tax provision, as presented in this table.

Income taxes paid, excluding income tax refunds, totaled $21.8 million, $22.7 million, and $24.3 million in 2018, 2017, and 2016, respectively. Income tax refunds totaled $18.5 million, $18.5 million, and $32.5 million in 2018, 2017, and 2016, respectively.

In the first quarter of 2017, the Company adopted an amendment to ASC Topic 718, Compensation – Stock Compensation, which requires the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and allows employers to make a policy election to account for forfeitures as they occur. The Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year except for 2018 when it predominantly occurred in the fourth quarter. As a result of applying the provisions of the amendment, the tax rates for 2018 and 2017 reflects a benefit of 0.8% and 2.2%, respectively. The tax benefit of dividends on share based payment awards was less than $0.1 million each for 2018, 2017, and 2016. The 2016 amount was reflected in paid in capital.

The Company had state net operating loss carryforwards of $7.9 million and state contribution carryforwards of $1.1 million at December 31, 2018. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of states allowing 15 or 20 years. At December 31, 2018 and 2017, the Company had a valuation allowance of $0.1 million related to state contribution carryforwards, due to the uncertainty of realization. At December 31, 2017, the Company established a valuation allowance of $0.7 million related to certain state net operating loss carryforwards set to expire in 5 years. Due to tax-planning strategies that included decreased state tax depreciation, state taxable income was generated for 2018, and a portion of the state net operating loss carryforwards for which the valuation allowance was established were utilized. In addition, management concluded, based on available evidence, that it was more likely than not that remaining net operating losses would be utilized, and the remaining valuation allowance of $0.7 million was reversed. As of December 31, 2016, the Company had a valuation allowance of $0.3 million related to foreign net operating loss carryforwards. This valuation allowance reversed during 2017, as the foreign net operating loss was fully utilized.

Consolidated federal income tax returns filed for tax years through 2014 are closed by the applicable statute of limitations. The Company is under examination by three state taxing authorities at December 31, 2018. The Company is not under examination by foreign taxing authorities at December 31, 2018.

The Company acquired Panther Expedited Services, Inc. (“Panther”) on June 15, 2012. For periods subsequent to the acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. At December 31, 2018, Panther had federal net operating loss carryforwards of approximately $1.3 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $5.3 million. Federal net operating loss carryforwards will expire if not used within 13 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

At December 31, 2018, 2017, and 2016, the Company had reserves for uncertain tax positions totaling of $1.0 million, less than $0.1 million, and $0.7 million, respectively. A $0.7 million reserve for uncertain tax positions as of December 31, 2016 was related to certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017, and the reserve was removed at December 31, 2017. The Company also had a reserve for uncertain tax positions of less than $0.1 million at December 31, 2016, and maintained the reserve at December 31, 2018, due to uncertainty of how the IRS will interpret regulations related to research and development credits claimed on the 2015 federal return. A reserve for uncertain tax positions of $0.9 million was established at December 31, 2018 as a result of certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expires in the first quarter of 2020.

For 2018, 2017 and 2016, interest of less than $0.1 million was paid related to federal, foreign and state income taxes. Accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2018. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE F – OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger service centers and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $27.3 million, $31.7 million, and $26.7 million in 2018, 2017, and 2016, respectively.

The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2018 for all noncancelable operating leases were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other
	(in thousands)
2019	$19,130	$18,067	$1,063
2020	14,620	13,676	944
2021	10,972	10,716	256
2022	7,125	7,125	—
2023	4,477	4,477	—
Thereafter	5,850	5,850	—
	$62,174	$59,911	$2,263

(1)	Excludes future minimum payments for leases which were executed but had not yet commenced as of December 31, 2018 of approximately $21.0 million which will be paid over 10 years.

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

	December 31
	2018	2017
	(in thousands)
Credit Facility (interest rate of 3.8%(1) at December 31, 2018)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 3.2% at December 31, 2018)	40,000	45,000
Notes payable (weighted-average interest rate of 3.4% at December 31, 2018)	181,409	153,441
Capital lease obligations (weighted-average interest rate of 5.6% at December 31, 2018)	266	478
	291,675	268,919
Less current portion	54,075	61,930
Long-term debt, less current portion	$237,600	$206,989

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% and 3.35% based on the margin of the Credit Facility as of December 31, 2018 and 2017, respectively.

Scheduled maturities of long‑term debt obligations as of December 31, 2018 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
2019	$63,608	$2,691	$1,396	$59,281	$240
2020	47,540	2,603	1,345	43,565	27
2021	85,514	2,540	41,091	41,876	7
2022	104,449	71,318	—	33,130	1
2023	17,124	—	—	17,124	—
Thereafter	59	—	—	59	—
Total payments	318,294	79,152	43,832	195,035	275
Less amounts representing interest	26,619	9,152	3,832	13,626	9
Long-term debt	$291,675	$70,000	$40,000	$181,409	$266

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2018	2017
	(in thousands)
Revenue equipment	$264,396	$269,950
Land and structures (service centers)	1,794	1,794
Software	1,484	486
Service, office, and other equipment	5,941	100
Total assets securing notes payable or held under capital leases	273,615	272,330
Less accumulated depreciation and amortization(1)	79,961	87,691
Net assets securing notes payable or held under capital leases	$193,654	$184,639

(1)	Amortization of assets held under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long‑term debt obligations have a weighted‑average interest rate of 3.4% at December 31, 2018. The Company paid interest of $8.7 million, $5.8 million, and $4.5 million in 2018, 2017, and 2016, respectively, net of capitalized interest which totaled $0.2 million, $0.9 million, and $0.7 million for 2018, 2017 and 2016, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million including a swing line facility of an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of December 31, 2018, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2018.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating‑rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable‑rate interest to fixed‑rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of December 31, 2018. The fair value of the interest rate swap of $0.3 million and $0.1 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2018 and 2017, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of December 31, 2018. The fair value of the interest rate swap of $0.5 million and $0.4 million was recorded in other long-term assets in the consolidated balance sheet at December 31, 2018 and 2017, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at December 31, 2018 and 2017, and the change in the unrealized income on the interest rate swaps for the years ended December 31, 2018 and 2017 was reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at December 31, 2018.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program was amended and extended in August 2018 to modify certain covenants and conditions and extend the maturity date of the program to October 1, 2021. The program allows for cash proceeds up to $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company repaid $5.0 million of its borrowed amount under the accounts receivable securitization program during the fourth quarter of 2018. As of December 31, 2018 and 2017, $40.0 million and $45.0 million, respectively, was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of December 31, 2018.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2018, standby letters of credit of $16.6 million have been issued under the program, which reduced the available borrowing capacity to $68.4 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2018 and 2017, the Company had letters of credit outstanding of $17.2 million and $18.3 million, respectively, (including $16.6 million and $17.7 million, respectively, issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2018 and 2017, surety bonds outstanding related to the self-insurance program totaled $49.1 million and $60.4 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $94.0 million, $84.2 million, and $83.4 million for revenue equipment and software in 2018, 2017, and 2016, respectively.

NOTE H – ACCRUED EXPENSES

	December 31
	2018	2017
	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$103,015	$99,969
Accrued vacation pay	41,474	36,034
Accrued compensation(1)	52,626	35,718
Taxes other than income	8,457	8,215
Other(1)(2)	37,539	30,548
Total accrued expenses(2)	$243,111	$210,484

(1)	Increases primarily due to accrued expenses related to incentive plans.
(2)

For the year ended December 31, 2017, $0.8 million related to the postretirement health benefit plan was reclassified from accrued expenses to current portion of pension and postretirement liabilities in the consolidated financial statements to conform to the current year presentation.

NOTE I – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The amendment resulted in a plan curtailment and eliminated the service cost of the plan. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits had not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate (see Defined Contribution Plans section within this Note).

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

Benefit election forms were provided to plan participants and they had an election window during the fourth quarter of 2018 in which they could choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. The plan began distributing immediate lump sum benefit payments in the fourth quarter of 2018. The plan will settle the remaining obligation for deferred benefits with the purchase of nonparticipating annuity contracts from insurance companies in first quarter 2019. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and annuity contract purchases in excess of plan assets.

As part of the strategy to become more focused on reducing investment, interest rate, and longevity risks in the nonunion defined benefit pension plan, the plan purchased a $7.6 million nonparticipating annuity contract from an insurance company during the first quarter of 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost related to the nonparticipating annuity contract purchase in 2017 and recognized pension settlement expense in 2018, 2017, and 2016 related to lump-sum benefit distributions from the plan. The pension settlement expense amounts are presented in the tables within this Note.

Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and annuity contract purchases, will occur in first quarter 2019. Based on estimates as of December 31, 2018 using available actuarial information, first quarter 2019 nonunion pension settlement expense is estimated to be approximately $4.0 million, or approximately $3.0 million after-tax, and cash funding could total approximately $7.0 million, although there can be no assurances in this regard. The final pension settlement charges and the actual amount the Company will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost of the nonparticipating annuity contracts. Liquidation of plan assets and settlement of plan obligations is expected to be complete in first quarter 2019.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long‑term cash incentive plan (see Cash Long‑Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. The SBP did not incur pension settlement expense related to lump‑sum distributions in 2018 or 2017. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2016 related to lump-sum SBP benefit distributions.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$137,417	$152,006	$3,897	$4,794	$24,097	$25,532
Service cost	—	—	—	—	366	489
Interest cost	4,269	4,514	108	102	837	1,060
Actuarial (gain) loss(1)	(3,685)	6,448	(57)	(10)	4,957	(2,251)
Benefits paid	(105,522)	(26,491)	—	(989)	(769)	(733)
Settlement loss	894	940	—	—	—	—
Benefit obligations at end of year	33,373	137,417	3,948	3,897	29,488	24,097
Change in plan assets
Fair value of plan assets at beginning of year	124,831	144,805	—	—	—	—
Actual return on plan assets	1,837	6,517	—	—	—	—
Employer contributions	5,500	—	—	989	769	733
Benefits paid	(105,522)	(26,491)	—	(989)	(769)	(733)
Fair value of plan assets at end of year	26,646	124,831	—	—	—	—
Funded status at period end	$(6,727)	$(12,586)	$(3,948)	$(3,897)	$(29,488)	$(24,097)

Accumulated benefit obligation	$33,373	$137,417	$3,948	$3,897	$29,488	$24,097

(1)

The actuarial gain on the nonunion defined benefit pension plan for 2018, compared to the actuarial loss for 2017, was primarily due to an increase in the discount rate used to remeasure the plan obligation at December 31, 2018 versus December 31, 2017. The actuarial loss on the postretirement health benefit plan for 2018, versus the actuarial gain for 2017, was primarily related to changes in the medical trend rate assumption used to measure the plan obligation at each year-end measurement date.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Current liabilities (included in current portion of pension and postretirement liabilities)	$(6,727)	$—	$(937)	$—	$(995)	$(753)
Noncurrent liabilities (included in pension and postretirement liabilities)	—	(12,586)	(3,011)	(3,897)	(28,493)	(23,344)
Liabilities recognized	$(6,727)	$(12,586)	$(3,948)	$(3,897)	$(29,488)	$(24,097)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$366	$489	$429
Interest cost	4,269	4,514	4,572	108	102	130	837	1,060	1,017
Expected return on plan assets	(1,582)	(5,712)	(8,607)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(93)	(190)	(190)
Pension settlement expense	12,925	4,156	3,023	—	—	206	—	—	—
Amortization of net actuarial loss(1)	2,583	3,132	4,087	81	82	152	304	694	705
Net periodic benefit cost	$18,195	$6,090	$3,075	$189	$184	$488	$1,414	$2,053	$1,961

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2018(1)	2017(2)	2016(1)	2018	2017(3)	2016
	(in thousands, except per share data)
Pension settlement distributions	$105,279	$26,261	$16,515	$—	$989	$246
Pension settlement expense, pre-tax	$12,925	$4,156	$3,023	$—	$—	$206
Pension settlement expense per diluted share, net of taxes	$0.36	$0.10	$0.07	$—	$—	$0.01

(1)	Pension settlement distributions represent lump‑sum benefit distributions, including participant-elected distributions associated with the plan’s termination for 2018.
(2)	Pension settlement distributions represent $18.7 million of lump‑sum benefit distributions and a $7.6 million nonparticipating annuity contract purchase.
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

Included in accumulated other comprehensive loss at December 31 were the following pre‑tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
	(in thousands)
Unrecognized net actuarial loss	$4,034	$22,588	$405	$543	$7,416	$2,764
Unrecognized prior service credit	—	—	—	—	(34)	(127)
Total	$4,034	$22,588	$405	$543	$7,382	$2,637

For ongoing plans, the discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. Upon updating actuarial assumptions for the nonunion defined benefit pension plan on a termination basis (as presented for 2018 in the table below), a short-term discount rate which represents the Company’s current borrowing rate was utilized. Weighted‑average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2018	2017	2018	2017	2018	2017
Discount rate	3.9%	3.1%	3.6%	2.8%	4.2%	3.5%

Weighted‑average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2018(1)	2017(2)	2016(3)	2018	2017	2016	2018	2017	2016
Discount rate	3.1%	3.4%	3.5%	2.8%	2.7%	2.6%	3.5%	4.0%	4.2%
Expected return on plan assets	1.4%	6.5%	6.5%	N/A	N/A	N/A	N/A	N/A	N/A

(1)

The discount rate presented was used to determine the first quarter 2018 credit, and the interim discount rate established upon each quarterly settlement in 2018 of 3.6%, 3.8%, and 3.6% was used to calculate the expense for the second, third, and fourth quarter of 2018, respectively.

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

(3)

The discount rate presented was used to determine the first quarter 2016 expense, and the interim discount rate established upon each quarterly settlement in 2016 of 3.0%, 2.7%, and 2.7% was used to calculate the expense/credit for the second, third, and fourth quarter of 2016, respectively.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2018	2017
		Pre-65	Post-65
Health care cost trend rate assumed for next year	8.0%	8.3%	5.5%
Rate to which the cost trend rate is assumed to decline	5.0%	4.0%	4.0%
Year that the rate reaches the cost trend assumed rate	2026	2035	2024

Estimated future benefit payments from the Company’s nonunion defined benefit pension (paid from trust assets), SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2018 are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan(1)	Plan	Benefit Plan
	(in thousands)
2019	$33,373	$938	$995
2020	$—	$2,169	$1,046
2021	$—	$—	$1,092
2022	$—	$—	$1,177
2023	$—	$—	$1,316
2024-2028	$—	$1,142	$7,031

(1)

Estimated payments for 2019 represent the accumulated benefit obligation of the plan at December 31, 2018. The future benefit payments of the plan will depend on the amount of lump sum distributions and the cost to purchase nonparticipating annuity contracts to settle the remaining obligation for deferred benefits. The settlement of plan obligations is expected to be complete in first quarter 2019.

Prior to liquidation of the nonunion defined benefit pension plan, the Company’s contributions to the plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. The Company did not have a required minimum cash contribution to the plan in 2018. However, in anticipation of funding the nonunion pension plan for termination, the Company made a $5.5 million voluntary tax-deductible contribution to the plan in September 2018. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 109.3% as of the January 1, 2018 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes. As previously discussed in this Note, the Company will be required to make a contribution to the plan to fund benefit distributions in excess of plan assets in first quarter 2019.

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical and expected returns for the plan’s current mix of investments.

In consideration of plan termination in recent years, the overall objectives of the investment strategy for the Company’s nonunion defined benefit pension plan became more focused on asset preservation, while continuing to ensure the plan would provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of ERISA and limit the possibility of experiencing a substantial investment loss over a one‑year period. During the second half of 2017, a more conservative approach was taken to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments. The plan began liquidating its fixed income securities held in trust during fourth quarter 2018 to fund lump sum benefit distributions related to plan termination benefit elections of participants and in anticipation of distributing the remainder of nonunion defined benefit pension plan assets in first quarter 2019.

As a result of the changes to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017. The Company’s long‑term expected rate of return utilized in determining its 2018 nonunion defined benefit pension plan expense was 1.4%, net of estimated expenses expected to be paid from plan assets in 2018, and this rate was maintained as the short-term rate of return assumption under plan termination assumptions for the fourth quarter of 2018 and the first quarter of 2019.

The weighted‑average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 are summarized in the following table:

	2018
	Target	Acceptable			Weighted-Average Allocation
	Allocation	Range			2018	2017
Income Securities
Debt Instruments	70.0%	20.0%	-	100.0%	—%	73.6%
Floating Rate Loan Fund	10.0	3.0%	-	100.0%	25.5	13.1

Cash Equivalents
Cash and Cash Equivalents	20.0	0.0%	-	100.0%	74.5	13.3
	100.0%				100.0%	100.0%

Investment balances and results are reviewed quarterly. Investment performance is generally compared to the three‑to‑five year performance of recognized market indices as well as analyzed for periods shorter than three years for each investment fund and over five years for the total fund. Although investment allocations which fall outside the acceptable range at the end of any quarter are usually rebalanced based on the target allocation, the Company has the discretion to maintain cash or other short‑term investments during periods of market volatility or for other appropriate purposes. As previously discussed, the plan began liquidating its income securities in the fourth quarter of 2018 and is holding its investments primarily in cash equivalents as of December 31, 2018 as the plan advances towards plan termination.

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

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2018, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and Cash Equivalents(1)	$19,856	$19,856	$—	$—
Debt Instruments(2)	10	—	10	—
Floating Rate Loans(3)	6,780	6,780	—	—
	$26,646	$26,636	$10	$—

(1)	Consists primarily of money market mutual funds.
(2)	Includes a debt income security which was liquidated subsequent to December 31, 2018. The sale price of the security was used to determine the fair value at December 31, 2018..
(3)	Consists of a floating rate loan mutual fund.

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
(2)

Includes corporate debt instruments (80%), asset-backed instruments (16%), mortgage‑backed instruments (4%). The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $2.5 million and $2.9 million were recorded as of December 31, 2018 and 2017, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump‑sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Cash Long‑Term Incentive Plan (see Cash Long‑Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2018 and 2017, VSP balances of $2.3 million and $2.4 million, respectively, were included in other long‑term assets with a corresponding amount recorded in other long‑term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $6.1 million, $5.6 million, and $5.7 million for 2018, 2017, and 2016, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. In 2018, 2017, and 2016, the Company recognized expense of $11.6 million, $8.3 million, and $5.0 million, respectively, related to its discretionary contributions to the defined contribution plan.

Cash Long‑Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2018, 2017, and 2016, $18.3 million, $6.6 million, $3.9 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long‑term assets include $49.3 million and $49.7 million at December 31, 2018 and 2017, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a loss of less than $0.1 million during 2018 associated with changes in the cash surrender value and proceeds from life insurance policies and gains of $2.6 million, and $2.9 million during 2017, and 2016, respectively.

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

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2017, approximately 62% of the Asset-Based contributions to multiemployer pension plans were made to plans that are in “critical and declining” status, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, approximately 2% were made to plans that are in “critical status” but not “critical and declining” status, and approximately 4% were made to plans that are in “endangered status,” each as defined by the PPA. The Asset-Based segment’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2018	2017	Implemented (c)	2018	2017	2016	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$74,177	$78,230	$77,891	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	25,268	26,320	25,075	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	No	20,090	5,026	4,404	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,393	13,391	13,381	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	9,929	10,054	9,670	No

All other plans in the aggregate					24,392	25,395	23,718
Total multiemployer pension contributions paid(10)					$167,249	$158,416	$154,139

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three‑digit plan number, if applicable.
(b)

Unless otherwise noted, the most recent PPA zone status available in 2018 and 2017 is for the plan’s year‑end status at December 31, 2017 and 2016, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.

(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2017 and 2016.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2017 and 2016.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2017 – January 31, 2018 and February 1, 2016 – January 31, 2017.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2018 and 2017.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2018 and 2017.
(7)	Contributions for 2018 include $15.7 million related to the multiemployer pension fund withdrawal liability which is further discussed in this Note.
(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2017 and 2016.
(9)	PPA zone status relates to plan years October 1, 2017 – September 30, 2018 and October 1, 2016 – September 30, 2017.
(10)

Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The 2018 ABF NMFA and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund. The pension contribution rate for contractual employees increased an average of approximately 1.3% and 0.3% effective primarily on August 1, 2017 and 2016, respectively. The Supplemental Negotiating Committees for the Central States Pension Plan and the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2017 and 2016. The year‑over‑year changes in multiemployer pension plan contributions presented above were also influenced by the previously mentioned payments related to the New England Pension Fund and changes in Asset-Based business levels.

For 2018, 2017, and 2016, approximately one-half of Asset-Based multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan 37.8%, and 42.1% as of January 1, 2017 and 2016, respectively. ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 30, 2018, in which the plan’s actuary certified that, as of January 1, 2018, the plan is in critical and declining status, as defined by the Reform Act. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years.

On July 9, 2018, ABF Freight reached a tentative agreement with the IBT bargaining representatives for the Northern and Southern New England Supplemental Agreements on terms for new supplemental agreements to the 2018 ABF NMFA for 2018 to 2023 (the “New England Supplemental Agreements”). The New England Supplemental Agreements were ratified by the local unions in the region covered by the supplements on July 25, 2018. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018. The New England Pension Fund was previously restructured to utilize a “two pool approach,” which effectively subdivides the plan assets and liabilities between two groups of beneficiaries. In accordance with ABF Freight’s transition agreement with the New England Pension Fund, ABF Freight agreed to withdraw from the original pool to which it has historically been a participant (the “Existing Employer Pool”) and transition to a new liability pool (the “New Employer Pool”), which does not have an associated unfunded liability. The terms of the transition are pursuant to the Second Chance Policy on Retroactive Withdrawal Liability, as adopted by the New England Pension Fund.

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

As of December 31, 2018, the outstanding withdrawal liability totaled $22.6 million, of which $0.6 million and $22.0 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $23.4 million at December 31, 2018, which is equal to the present value of the future withdrawal liability payments, discounted at a 4.1% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

As certified by the plan's actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical and declining status for the plan years beginning January 1, 2018 and 2017. The New York State Pension Fund submitted an application for a reduction in benefits to the Treasury Department in May 2017. The Treasury Department reviewed the application for compliance with the applicable regulations and administered a vote of eligible participants and beneficiaries, of which a majority did not reject the proposed benefit reduction during the voting period which ended on September 6, 2017. In September 2017, the Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. After the benefit reduction goes into effect, the plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2018 were made to the New York State Pension Fund.

ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury Department denied its proposal to suspend participant benefits in an effort to remain solvent. On March 1, 2017, the Pension Benefit Guaranty Corporation (“PBGC”) announced that beginning February 1, 2017 benefits to retirees were reduced to PBGC guarantee limits for insolvent multiemployer plans. The PBGC provides financial assistance to insolvent multiemployer plans to pay retiree benefits not to exceed guaranteed limits. The 707 Pension Fund will continue to administer the fund as the PBGC provides financial assistance. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2018 were made to the 707 Pension Fund. ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $162.1 million, $162.2 million, and $153.3 million, for the year ended December 31, 2018, 2017, and 2016, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 3.9%, 3.7%, and 3.5% primarily on August 1, 2018, 2017, and 2016, respectively, under the ABF Freight’s collective bargaining agreement with the IBT. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2018, 2017, and 2016 multiemployer health and welfare plan contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2018	2017	2016
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(11,821)	$(25,768)	$(29,320)
Interest rate swap	801	481	(542)
Foreign currency translation	(2,816)	(1,894)	(1,978)

Total	$(13,836)	$(27,181)	$(31,840)

After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(12,749)	$(19,715)	$(21,886)
Interest rate swap	591	292	(329)
Foreign currency translation	(2,080)	(1,151)	(1,202)

Total	$(14,238)	$(20,574)	$(23,417)

(1)

Includes $4.0 million related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities which will be reversed to retained earnings upon extinguishment of the nonunion defined benefit pension plan, which is expected to occur in first quarter 2019. The reclassification of stranded income tax effects related to this item is not permitted by the amendment to ASC Topic 220 which the Company adopted as of January 1, 2018 (see Note B).

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2016	$(23,417)	$(21,886)	$(329)	$(1,202)

Other comprehensive income (loss) before reclassifications	(1,968)	(2,640)	621	51
Amounts reclassified from accumulated other comprehensive loss	4,811	4,811	—	—
Net current-period other comprehensive income	2,843	2,171	621	51

Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	(1,821)	(1,376)	236	(681)
Amounts reclassified from accumulated other comprehensive loss	11,733	11,733	—	—
Net current-period other comprehensive income (loss)	9,912	10,357	236	(681)

Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

(1)

The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220 (see Note B).

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	2018	2017
	(in thousands)
Amortization of net actuarial loss	$(2,968)	$(3,908)
Amortization of prior service credit	93	190
Pension settlement expense	(12,925)	(4,156)
Total, pre-tax	(15,800)	(7,874)
Tax benefit	4,067	3,063
Total, net of tax	$(11,733)	$(4,811)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2018		2017
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,058	$0.08	$2,066
Second quarter	$0.08	$2,058	$0.08	$2,078
Third quarter	$0.08	$2,060	$0.08	$2,063
Fourth quarter	$0.08	$2,068	$0.08	$2,057

On January 25, 2019, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 8, 2019.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2018, the Company purchased 246,056 shares for an aggregate cost of $9.4 million, leaving $22.3 million available for repurchase under the program as of December 31, 2018. Treasury shares totaled 3,097,634 and 2,851,578 as of December 31, 2018 and 2017, respectively.

As of February 22, 2019, the Company had purchased an additional 29,385 shares of its common stock for an aggregate cost of $1.1 million, leaving $21.2 million available for repurchase under the current buyback program.

NOTE K – SHARE‑BASED COMPENSATION

Stock Awards

As of December 31, 2018 and 2017, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.4 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units (“RSUs”). As of December 31, 2018, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2018	1,459,260	$22.98
Granted	231,510	$44.50
Vested	(246,789)	$26.60
Forfeited(1)	(6,998)	$24.72
Outstanding – December 31, 2018	1,436,983	$25.81

(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2018, 2017, and 2016 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2018	231,510	$44.50
2017	504,550	$16.39
2016	536,440	$15.89

The fair value of restricted stock awards that vested in 2018, 2017, and 2016 was $9.6 million, $11.2 million, and $5.8 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2018 was $17.9 million, which is expected to be recognized over a weighted‑average period of approximately 2.45 years.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2018	2017	2016
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$67,262	$59,726	$18,652
Effect of unvested restricted stock awards	(150)	(238)	(138)
Adjusted net income	$67,112	$59,488	$18,514
Denominator:
Weighted-average shares	25,679,736	25,683,745	25,751,544
Earnings per common share	$2.61	$2.32	$0.72

Diluted
Numerator:
Net income	$67,262	$59,726	$18,652
Effect of unvested restricted stock awards	(145)	(233)	(137)
Adjusted net income	$67,117	$59,493	$18,515
Denominator:
Weighted-average shares	25,679,736	25,683,745	25,751,544
Effect of dilutive securities	1,019,095	740,644	505,026
Adjusted weighted-average shares and assumed conversions	26,698,831	26,424,389	26,256,570
Earnings per common share	$2.51	$2.25	$0.71

Under the two‑class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSUs were modified to remove dividend rights and, therefore, the RSUs granted in 2018, 2017, and 2016 are not participating securities. For the year ended December 31, 2018, 2017, and 2016 outstanding stock awards of 0.1 million, 0.1 million, and 0.4 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

On November 3, 2016, the Company announced its plan to implement a new corporate structure to better serve its customers. The new corporate structure unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of implementing its new corporate structure and management’s focus on the corresponding segment results to make operating decisions, the Company’s operating segments previously reported as Premium Logistics (Panther), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) were combined into a single asset-light logistics operation under the ArcBest segment beginning with the results reported for the three months and year ended December 31, 2016. As disclosed in the Company’s 2016 Annual Report on Form 10-K, the Company restated certain prior year operating segment data to conform to the restructured segment presentation. There was no impact on the Company’s consolidated revenues, operating expenses, operating income, or earnings per share as a result of the restatements.

During the third quarter of 2017, the Company modified the presentation of segment expenses allocated from shared services. Previously, expenses related to company-wide functions were allocated to segment expense line items by type of expense. Allocated expenses are now presented on a single shared services line within the Company’s operating segment disclosures. As disclosed in the Company’s 2017 Annual Report on Form 10-K, reclassifications were made to the prior period operating segment expenses to conform to the presentation for the year ended December 31, 2017. There was no impact on each segment’s total expenses as a result of the reclassifications.

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

Effective January 1, 2018, the Company retrospectively adopted an amendment to ASC Topic 715 which requires changes to the financial statement presentation of certain components of net periodic benefit cost related to pension and other postretirement benefits accounted for under ASC Topic 715. As a result of adopting this amendment, the service cost component of net periodic benefit cost continues to be included in operating expenses in the consolidated financial statements, but the other components of net periodic benefit cost, including pension settlement expense, are presented in other income (costs) for the years ended December 31, 2018, 2017, and 2016. Reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation of components of net periodic benefit cost in other income (costs) in our consolidated financial statements in accordance with the amendment to ASC Topic 715. The adoption of this accounting policy is further discussed in Note B and the detail of net periodic benefit costs is presented in Note I.

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

•

The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, truckload-dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. Under the Company’s enhanced marketing approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment continue to become more integrated. As such, management’s operating decisions have become more focused on the segment’s combined operations, rather than on individual service offerings within the segment’s operations.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2018	2017	2016
	(in thousands)
REVENUES
Asset-Based	$2,175,585	$1,993,314	$1,916,394
ArcBest(1)	781,123	706,698	640,734
FleetNet	195,126	156,341	162,629
Other and eliminations	(58,046)	(29,896)	(19,538)
Total consolidated revenues	$3,093,788	$2,826,457	$2,700,219
OPERATING EXPENSES(2)
Asset-Based
Salaries, wages, and benefits	$1,128,030	$1,125,131	$1,102,895
Fuel, supplies, and expenses	256,472	234,006	216,263
Operating taxes and licenses	48,792	47,767	48,180
Insurance	32,887	30,761	29,178
Communications and utilities	16,983	17,373	16,181
Depreciation and amortization	85,951	82,507	80,331
Rents and purchased transportation	242,252	206,457	198,594
Shared services	218,290	185,257	184,256
Multiemployer pension fund withdrawal liability charge(3)	37,922	—	—
Gain on sale of property and equipment	(410)	(695)	(2,979)
Other	4,554	6,525	4,889
Restructuring costs(4)	—	344	1,173
Total Asset-Based	2,071,723	1,935,433	1,878,961
ArcBest(1)
Purchased transportation	631,501	563,497	502,159
Supplies and expenses	13,329	15,087	13,145
Depreciation and amortization	13,750	13,090	13,612
Shared services	91,266	83,660	85,068
Other	9,143	11,116	11,678
Restructuring costs(4)	491	875	8,038
Gain on sale of subsidiaries(5)	(1,945)	(152)	—
Total ArcBest	757,535	687,173	633,700

FleetNet	190,741	152,864	160,132
Other and eliminations	(35,309)	(10,361)	(6,639)
Total consolidated operating expenses	$2,984,690	$2,765,109	$2,666,154
OPERATING INCOME(2)
Asset-Based	$103,862	$57,881	$37,433
ArcBest(1)	23,588	19,525	7,034
FleetNet	4,385	3,477	2,497
Other and eliminations	(22,737)	(19,535)	(12,899)
Total consolidated operating income	$109,098	$61,348	$34,065
OTHER INCOME (COSTS)
Interest and dividend income	$3,914	$1,293	$1,523
Interest and other related financing costs	(9,468)	(6,342)	(5,150)
Other, net(2)(6)	(19,158)	(4,723)	(2,151)
Total other income (costs)	(24,712)	(9,772)	(5,778)
INCOME BEFORE INCOME TAXES	$84,386	$51,576	$28,287

(1)	Includes the operations of LDS since the September 2, 2016 acquisition date for all years presented.
(2)

The Company retrospectively adopted an amendment to ASC Topic 715, effective January 1, 2018, which requires the components of net periodic benefit cost other than service cost to be presented within other income (costs) in the consolidated financial statements and, therefore, these costs are no longer classified within operating expenses within this table (see Note B). Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation of components of net periodic benefit cost in other income (costs). Net periodic benefit costs are presented in Note I.

(3)

ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).

(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note N).
(5)	Gains recognized in 2018 and 2017 relate to the sale of the ArcBest segment’s military moving businesses in December 2017 and 2016, respectively (see Note A).
(6)	Includes proceeds and changes in cash surrender value of life insurance policies.

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2018	2017	2016
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$116,505	$112,751	$110,170
ArcBest	5,174	9,823	6,154
FleetNet	1,365	1,089	403
Other and eliminations(2)(3)	14,631	26,288	34,910
	$137,675	$149,951	$151,637

	For the year ended December 31
	2018	2017	2016
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$85,951	$82,507	$80,331
ArcBest(4)	13,750	13,090	13,612
FleetNet(5)	1,140	1,089	1,210
Other and eliminations(2)	7,794	6,382	7,900
	$108,635	$103,068	$103,053

(1)	Includes assets acquired through notes payable and capital leases of $86.8 million in 2018, $84.2 million in 2017, and $83.4 million in 2016.
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

(3)	Includes assets acquired through notes payable of $6.9 million in 2018.
(4)	Includes amortization of intangibles of $4.3 million in 2018 and 2017, and $4.0 million in 2016.
(5)	Includes amortization of intangibles which totaled $0.2 million in 2018, 2017, and 2016.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2018	2017	2016
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,398,348	$1,361,224	$1,340,577
Rents, purchased transportation, and other costs of services	989,006	869,584	823,683
Fuel, supplies, and expenses	325,126	304,126	270,138
Depreciation and amortization(1)	108,635	103,068	103,053
Other	123,998	124,144	118,390
Multiemployer pension fund withdrawal liability charge(2)	37,922	—	—
Restructuring costs(3)	1,655	2,963	10,313
	$2,984,690	$2,765,109	$2,666,154

(1)	Includes amortization of intangible assets.
(2)

ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).

(3)	Restructuring costs relate to the realignment of the Company’s corporate structure previously discussed in this Note.

NOTE N – RESTRUCTURING CHARGES AND IMPAIRMENT

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result of the restructuring, the Company recorded charges during 2018, 2017, and the fourth quarter of 2016, the majority of which are non-cash, for impairment of software, contract and lease terminations, severance, and relocation expenses.

The following table presents restructuring charges recorded in operating expenses for the years ended December 31:

	2018	2017	2016
	(in thousands)
Software impairment(1)	$—	$—	$6,244
Contract terminations(2)	427	—	2,875
Severance and other(3)	1,228	2,963	1,194
Total charges	$1,655	$2,963	$10,313

(1)	Non-cash charges related to software and other long-lived assets that were discontinued.
(2)	Charges associated with the termination of noncancelable lease and consulting agreements.
(3)	Primarily severance payments resulting from a reduction in headcount of approximately 130 positions and other employee-related costs.

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

At December 31, 2018 and 2017, the Company’s reserve, which was included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2018 and 2017.

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$700,001	$793,350	$826,158	$774,279
Operating expenses(1)(2)	687,276	790,194	770,103	737,117
Operating income(1)(2)	12,725	3,156	56,055	37,162
Other income (costs)(1)(3)	(3,734)	(2,422)	(2,064)	(16,492)
Income tax provision (benefit)	(963)	(499)	13,215	5,371

Net income(2)(3)	$9,954	$1,233	$40,776	$15,299

Earnings per common share(4)
Basic	$0.39	$0.05	$1.58	$0.59
Diluted(2)(3)	$0.37	$0.05	$1.52	$0.57

Average common shares outstanding
Basic	25,642,871	25,670,325	25,697,509	25,707,335
Diluted	26,596,376	26,699,549	26,795,659	26,682,262

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$651,088	$720,368	$744,280	$710,721
Operating expenses(1)	660,988	694,601	717,538	691,982
Operating income (loss)(1)	(9,900)	25,767	26,742	18,739
Other income (costs)(1)	(2,747)	(1,632)	(2,674)	(2,719)
Income tax provision (benefit)(5)	(5,240)	8,358	9,280	(20,548)

Net income (loss)(5)	$(7,407)	$15,777	$14,788	$36,568

Earnings (loss) per common share(4)
Basic	$(0.29)	$0.61	$0.57	$1.42
Diluted(5)	$(0.29)	$0.60	$0.56	$1.37

Average common shares outstanding
Basic	25,684,475	25,767,791	25,671,535	25,637,568
Diluted	25,684,475	26,291,641	26,393,359	26,540,716

(1)

As a result of retrospectively adopting an amendment to ASC Topic 715 effective January 1, 2018, the service cost component of net periodic benefit cost continues to be included in Operating Expenses, but the other components of net periodic benefit cost, including pension settlement expense, are presented in Other Income (Costs). See Adopted Accounting Pronouncements within Note B.

(2)

Second quarter 2018 includes a multiemployer pension fund withdrawal liability charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share. See Multiemployer Plans within Note I.

(3)

Includes nonunion pension expense, including settlement. Pension settlements related to termination of the nonunion defined benefit pension plan began in fourth quarter 2018. Nonunion pension expense, including settlement, totaled $12.6 million (pre-tax), or $9.4 million (after-tax) and $0.35 per diluted share, in fourth quarter 2018. See Note I.

(4)	The Company uses the two-class method for calculating earnings per share. See Note L.
(5)

Fourth quarter 2017 includes a provisional tax benefit of $25.8 million, or $0.97 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act.  See Note E.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) and our report dated February 28, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2019

ITEM 9B.OTHER INFORMATION

The following information should have been supplementally reported on the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2018, under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”: On May 1, 2018, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the Fourth Amendment to the 2005 Ownership Incentive Plan to increase the number of shares reserved for issuance under the 2005 Ownership Incentive Plan, which Fourth Amendment became effective on May 1, 2018.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 30, 2019 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “Director Compensation,” “2018 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2018 Fiscal Year-End,” “2018 Option Exercises and Stock Vested,” “2018 Equity Compensation Plan Information,” “2018 Pension Benefits,” “2018 Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “CEO Pay Ratio” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 30, 2019, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2018 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 30, 2019, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 30, 2019, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 30, 2019, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period
	(in thousands)
Year Ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$7,657	$2,336		$863	(a)	$3,476	(b)	$7,380
Allowance for other accounts receivable	$921	$(115)	(c)	$—		$—		$806
Allowance for deferred tax assets	$844	$—		$—		$791	(d)	$53

Year Ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,437	$4,081		$2,416	(a)	$4,277	(b)	$7,657
Allowance for other accounts receivable	$849	$72	(c)	$—		$—		$921
Allowance for deferred tax assets	$293	$—		$—		$(551)	(d)	$844

Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,825	$1,643		$980	(a)	$2,011	(b)	$5,437
Allowance for other accounts receivable	$1,029	$(180)	(c)	$—		$—		$849
Allowance for deferred tax assets	$354	$—		$—		$61		$293

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
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

3.1*

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on March 17, 1992, File No. 33-46483).

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

10.2

Collective Bargaining Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018, File No. 000-19969, and incorporated herein by reference).

10.3*

Withdrawal Agreement, executed on or about July 31, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund.

10.4*

Reentry Agreement, effective as of August 1, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund.

10.5#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2015 awards) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015, File No. 000-19969, and incorporated herein by reference).

10.6#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for awards after 2015) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Award Agreement (Employees) (for awards prior to 2018) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015, File No. 000-19969, and incorporated herein by reference).

10.8#*	Form of Restricted Stock Unit Award Agreement (Employees) (for 2018 awards).
10.9#

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

10.11#

Amendment One to the ArcBest Corporation 2012 Change in Control Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.12#

Amendment Two to the ArcBest Corporation 2012 Change in Control Plan (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

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

10.15#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.16#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.17#*	First Amendment to the ArcBest Corporation Voluntary Savings Plan, Amended and Restated effective as of January 1, 2017.
10.18#

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

10.20#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, File No. 000-19969, and incorporated herein by reference).

10.21#

Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.22#*	Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan.
10.23#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.24#

First Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.25#

Second Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.26#

Third Amendment to the ArcBest Corporation Executive Officer Incentive  Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.27#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015, File No. 000-19969, and incorporated herein by reference).

10.28#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.29#

ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017, File No. 000-19969, and incorporated herein by reference).

10.30#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2017, File No. 000-19969, and incorporated herein by reference).

10.31#

ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018, File No. 000-19969, and incorporated herein by reference).

10.32#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2018, File No. 000-19969, and incorporated herein by reference).

10.33

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

10.34

First Amendment to Second Amended and Restated Receivables Loan Agreement and Omnibus Amendment, dated as of June 9, 2017 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, Regions Bank, as a lender, PNC Bank, National Association, as a lender, LC Issuer and Agent for the lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018, File No. 000-19969, and incorporated herein by reference).

10.35

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

10.36

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

ARCBEST CORPORATION

Date:	February 28, 2019	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 28, 2019
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 28, 2019
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 28, 2019
Traci L. Sowersby	and Principal Accounting Officer

/s/ Eduardo F. Conrado	Director	February 28, 2019
Eduardo F. Conrado

/s/ Stephen E. Gorman	Director	February 28, 2019
Stephen E. Gorman

/s/ Michael P. Hogan	Director	February 28, 2019
Michael P. Hogan

/s/ William M. Legg	Director	February 28, 2019
William M. Legg

/s/ Kathleen D. McElligott	Director	February 28, 2019
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 28, 2019
Craig E. Philip

/s/ Steven L. Spinner	Director	February 28, 2019
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 28, 2019
Janice E. Stipp