Form 10-Q
period 2019-03-31
ARCBEST CORP /DE/
filed 2019-05-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

 (Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 Par Value	ARCB	Nasdaq

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.01 par value	25,513,294 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2019	2018
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,399	$190,186
Short-term investments	116,225	106,806
Accounts receivable, less allowances (2019 – $6,655; 2018 – $7,380)	294,853	297,051
Other accounts receivable, less allowances (2019 – $456; 2018 – $806)	16,925	19,146
Prepaid expenses	31,064	25,304
Prepaid and refundable income taxes	4,610	1,726
Other	4,466	9,007
TOTAL CURRENT ASSETS	606,542	649,226
PROPERTY, PLANT AND EQUIPMENT
Land and structures	340,764	339,640
Revenue equipment	856,370	858,251
Service, office, and other equipment	206,959	199,230
Software	142,062	138,517
Leasehold improvements	9,766	9,365
	1,555,921	1,545,003
Less allowances for depreciation and amortization	932,945	913,815
PROPERTY, PLANT AND EQUIPMENT, net	622,976	631,188
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	67,820	68,949
OPERATING RIGHT-OF-USE ASSETS	68,737	—
DEFERRED INCOME TAXES	6,905	7,468
OTHER LONG-TERM ASSETS	78,357	74,080
TOTAL ASSETS	$1,559,657	$1,539,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$145,590	$143,785
Income taxes payable	241	1,688
Accrued expenses	211,533	243,111
Current portion of long-term debt	48,809	54,075
Current portion of operating lease liabilities	17,678	—
Current portion of pension and postretirement liabilities	7,984	8,659
TOTAL CURRENT LIABILITIES	431,835	451,318
LONG-TERM DEBT, less current portion	227,649	237,600
OPERATING LEASE LIABILITIES, less current portion	54,444	—
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	31,695	31,504
OTHER LONG-TERM LIABILITIES	36,406	44,686
DEFERRED INCOME TAXES	55,873	56,441
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2019: 28,685,313 shares, 2018: 28,684,779 shares	287	287
Additional paid-in capital	327,762	325,712
Retained earnings	504,225	501,389
Treasury stock, at cost, 2019: 3,172,019 shares; 2018: 3,097,634 shares	(98,131)	(95,468)
Accumulated other comprehensive loss	(12,388)	(14,238)
TOTAL STOCKHOLDERS’ EQUITY	721,755	717,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,559,657	$1,539,231

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2019	2018
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$711,839	$700,001

OPERATING EXPENSES	703,248	687,276

OPERATING INCOME	8,591	12,725

OTHER INCOME (COSTS)
Interest and dividend income	1,478	526
Interest and other related financing costs	(2,882)	(2,059)
Other, net	(591)	(2,201)
	(1,995)	(3,734)

INCOME BEFORE INCOME TAXES	6,596	8,991

INCOME TAX PROVISION (BENEFIT)	1,708	(963)

NET INCOME	$4,888	$9,954

EARNINGS PER COMMON SHARE
Basic	$0.19	$0.39
Diluted	$0.18	$0.37

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,570,415	25,642,871
Diluted	26,512,349	26,596,376

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2019	2018
	(Unaudited)
	(in thousands)
NET INCOME	$4,888	$9,954

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2019 – $230; 2018 – $899)	661	2,590
Pension settlement expense, net of tax of: (2019 – $349; 2018 – $168)	1,007	486
Amortization of unrecognized net periodic benefit costs, net of tax of: (2019 – $100; 2018 – $219)
Net actuarial loss	295	649
Prior service credit	(6)	(17)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2019 – $118; 2018 – $219)	(332)	436
Change in foreign currency translation, net of tax of: (2019 – $79; 2018 – $223)	225	(72)

OTHER COMPREHENSIVE INCOME, net of tax	1,850	4,072

TOTAL COMPREHENSIVE INCOME	$6,738	$14,026

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				4,888				4,888
Other comprehensive income, net of tax							1,850	1,850
Tax effect of share-based compensation plans			(8)					(8)
Share-based compensation expense			2,058					2,058
Purchase of treasury stock					74	(2,663)		(2,663)
Dividends declared on common stock				(2,052)				(2,052)
Balance at March 31, 2019	28,685	$287	$327,762	$504,225	3,172	$(98,131)	$(12,388)	$721,755

	Three Months Ended March 31, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				9,954				9,954
Other comprehensive income, net of tax							4,072	4,072
Issuance of common stock under share-based compensation plans	3	—	—					—
Tax effect of share-based compensation plans			(41)					(41)
Share-based compensation expense			1,870					1,870
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(2,058)				(2,058)
Balance at March 31, 2018	28,499	$285	$321,265	$450,267	2,857	$(86,265)	$(20,078)	$665,474

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,888	$9,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,409	25,352
Amortization of intangibles	1,128	1,134
Pension settlement expense	1,356	654
Share-based compensation expense	2,058	1,870
Provision for losses on accounts receivable	112	445
Deferred income tax benefit	(584)	(2,749)
Gain on sale of property and equipment	(43)	(221)
Changes in operating assets and liabilities:
Receivables	3,931	(10,260)
Prepaid expenses	(5,760)	(2,587)
Other assets	4,589	2,732
Income taxes	(4,313)	1,938
Multiemployer pension fund withdrawal liability	(143)	—
Accounts payable, accrued expenses, and other liabilities	(35,999)	3,513
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,371)	31,775

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(15,543)	(7,177)
Proceeds from sale of property and equipment	1,039	1,050
Purchases of short-term investments	(13,790)	(4,410)
Proceeds from sale of short-term investments	4,998	6,245
Capitalization of internally developed software	(2,656)	(2,164)
NET CASH USED IN INVESTING ACTIVITIES	(25,952)	(6,456)

FINANCING ACTIVITIES
Payments on long-term debt	(15,217)	(16,558)
Net change in book overdrafts	(2,524)	(2,572)
Payment of common stock dividends	(2,052)	(2,058)
Purchases of treasury stock	(2,663)	(201)
Payments for tax withheld on share-based compensation	(8)	(50)
NET CASH USED IN FINANCING ACTIVITIES	(22,464)	(21,439)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,787)	3,880
Cash and cash equivalents at beginning of period	190,186	120,772
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$138,399	$124,652

NONCASH INVESTING ACTIVITIES
Equipment financed	$—	$121
Accruals for equipment received	$2,878	$883
Lease liabilities arising from obtaining right-of-use assets	$18,144	$—

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationTM (the “Company”) is the parent holding company of businesses providing integrated logistics solutions. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries; ArcBest®, the Company’s asset-light logistics operation; and FleetNet®. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2019. As of March 2019, approximately 82% of the Asset‑Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. The following policies have been updated during the three months ended March 31, 2019 for the adoption of accounting standard updated disclosed within this Note.

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

Leases: The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019. In accordance with ASC Topic 842, right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. For financial reporting purposes, right-of-use assets held under finance leases are amortized over their estimated useful lives on the same basis as owned assets, and leasehold improvements associated with assets utilized under finance or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under finance leases is included in depreciation expense. Obligations under the finance lease arrangements are included in long-term debt.

The short-term lease exemption was elected under ASC Topic 842 for all classes of assets to include real property, revenue equipment, and service, office, and other equipment. The Company adopted the policy election as a lessee for all classes of assets to account for each lease component and its related non-lease component(s) as a single lease component. In determining the discount rate, the Company uses the rate implicit in the lease if that rate is readily determinable when entering into a lease as a lessee. If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, determined by the price of a fully collateralized loan with similar terms based on current market rates.

For contracts entered into on or after the effective date, an assessment is made as to whether the contract is, or contains, a lease at the inception of a contract. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (3) whether the Company has the right to direct the use of the asset. For all operating leases that meet the scope of ASC Topic 842, a right-of-use asset and a lease liability are recognized. The right-of-use asset is measured as the initial amount of the lease liability, plus any initial direct costs incurred, less any prepayments prior to commencement or lease incentives received. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate for the same term as the underlying lease. Lease payments included in the measurement of the lease liability are comprised of the following: (1) the fixed noncancelable lease payments, (2) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (3) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Adopted Accounting Pronouncements

ASC Topic 842, which was adopted by the Company effective January 1, 2019, requires lessees to recognize right-of-use assets and lease liabilities for operating leases with terms greater than 12 months on the balance sheet. The standard also requires additional qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected the modified retrospective method of applying the transition provisions at the beginning of the period of adoption and, as a result, has not adjusted comparative period financial information and has not included the new lease disclosures for periods before the effective date. Prior period amounts continue to be reported under the Company’s historical accounting in accordance with the previous lease guidance included in ASC Topic 840.

The Company has excluded short-term leases from accounting under ASC Topic 842 and has elected the package of practical expedients as permitted under the transition guidance, which allowed the Company to not reassess: (1) whether contracts are, or contain, leases; (2) lease classification; and (3) capitalization of initial direct costs. For contracts entered into on or after the effective date, an assessment is made as to whether the contract is, or contains, a lease at the inception of a contract. Consistent with the package of practical expedients elected, leases entered into prior to January 1, 2019, are accounted for under ASC Topic 840 and were not reassessed. For all classes of assets, the policy election was made to account for each lease component and its related non-lease component(s) as a single lease component. The election to not recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less did not have a material effect on the right-of-use assets and lease liabilities.

The majority of the Company’s lease portfolio consists of real property operating leases related to facilities used in the Asset-Based segment service center operations. The lease portfolio also includes operating leases related to certain revenue equipment used in the ArcBest segment operations as well as a small number of office equipment finance leases.

Management has recorded the right-of-use assets and associated lease liabilities for operating leases on the consolidated balance sheet as of March 31, 2019 in accordance with ASC Topic 842. Finance leases are not material to the consolidated financial statements.

The most significant impact of adopting ASC Topic 842 was the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases of $58.7 million as of January 1, 2019. The accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC Topic 842) remained substantially unchanged. The expense recognition for operating leases and finance leases under ASC Topic 842 is substantially consistent with ASC Topic 840 and the impact of the new standard is non-cash in nature. As a result, there is no significant impact on the Company’s results of operations or cash flows presented in the Company’s consolidated financial statements.

ASC Topic 815, Derivatives and Hedging, which was adopted by the Company on January 1, 2019, was amended to change the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to simplify hedge accounting treatment and better align an entity’s risk management activities and financial reporting for hedging relationships. The amendment did not have an impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

The U.S. Securities and Exchange Commission (the “SEC”) issued Final Rule 33-10618, FAST Act Modernization and Simplification of Regulation S-K, in March 2019 to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. Effective April 2, 2019, the final rule allows registrants to redact confidential information from most exhibits filed with the SEC without filing a confidential treatment request. Effective May 2, 2019, the final rule requires registrants to include the trading symbol for each class of registered securities on the cover page of certain SEC forms. The final rule also includes certain requirements for eXtensible Business Reporting Language (“XBRL”) reporting and provisions to simplify certain annual disclosure requirements within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Risk Factors, and Properties sections of Form 10-K. The XBRL requirements of the final rule for tagging data on the cover page of certain SEC filings and the use of hyperlinks for information that is incorporated by reference and available on EDGAR will become effective for the Company’s second quarter 2019 Quarterly Report on Form 10-Q. The Company will adopt the provisions of the final rule simplifying certain annual disclosure requirements for its 2019 Annual Report on Form 10-K. The final rule is not expected to have a significant impact on the Company’s consolidated financial statement disclosures or filings with the SEC.

ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASC Subtopic 350-40”) was amended by the FASB in August 2018 and is effective for the Company beginning January 1, 2020. The amendments to ASC Subtopic 350-40 clarify the accounting treatment for implementation costs incurred by the customer in a cloud computing software arrangement. The amendments allow implementation costs of cloud computing arrangements to be capitalized using the same method prescribed by ASC Subtopic 350-40, Internal-Use Software. The amendments to ASC Subtopic 350-40 will be adopted on a prospective basis and are not expected to have an impact on the Company’s consolidated financial statements.

ASC Topic 820, Fair Value Measurement, was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment is effective for the Company beginning January 1, 2020 and is not expected to have a significant impact on the Company’s financial statement disclosures.

ASC Topic 326, Financial Instruments – Credit Losses, (“ASC Topic 326”), was amended to improve the measurement of credit losses on financial instruments, including trade accounts receivable. The amendment is effective for the Company beginning January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Management believes there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$104,896	$124,938
Variable rate demand notes(1)(2)	14,973	19,786
Money market funds(3)	18,530	42,470
U.S. Treasury securities(4)	—	2,992
Total cash and cash equivalents	$138,399	$190,186

Short-term investments
Certificates of deposit(1)	$83,425	$82,949
U.S. Treasury securities(4)	32,800	23,857
Total short-term investments	$116,225	$106,806

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)

Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2019 and December 31, 2018, cash and cash equivalents totaling $65.0 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2019		2018
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	40,000	40,000	40,000	40,000
Notes payable(3)	166,248	167,568	181,409	181,560
	$276,248	$277,568	$291,409	$291,560

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$18,530	$18,530	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,864	2,864	—	—
Interest rate swaps(3)	351	—	351	—
	$21,745	$21,394	$351	$—

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$42,470	$42,470	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,342	2,342	—	—
Interest rate swaps(3)	801	—	801	—
	$45,613	$44,812	$801	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long‑term assets, with a corresponding liability reported within other long-term liabilities.

(3)

Included in other long-term assets. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2019 and December 31, 2018 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

(4)

Included in accrued expenses. At December 31, 2018, the fair value of the contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS represents the final accrued payment and was based on calculations performed for the earn-out period which ended August 31, 2018. In January 2019, final payment of the contingent consideration was released from an escrow account reported in other current assets in the consolidated balance sheets.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both March 31, 2019 and December 31, 2018.

Intangible assets consisted of the following:

		March 31, 2019			December 31, 2018
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$25,225	$35,206	$60,431	$24,130	$36,301
Other	9	1,032	718	314	1,032	684	348
	13	61,463	25,943	35,520	61,463	24,814	36,649
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$93,763	$25,943	$67,820	$93,763	$24,814	$68,949

The future amortization for intangible assets and software acquired through business acquisitions as of March 31, 2019 were as follows:

		Intangible	Acquired
	Total	Assets	Software(1)
	(in thousands)
Remainder of 2019	$3,804	$3,353	$451
2020	4,471	4,454	17
2021	4,418	4,412	6
2022	4,385	4,385	—
2023	4,287	4,287	—
Thereafter	14,629	14,629	—
Total amortization	$35,994	$35,520	$474

(1)	Acquired software is reported in property, plant and equipment.

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of $2.6 million was recognized at March 31, 2018 related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 25.9% for the three months ended March 31, 2019, and the effective tax benefit rate was 10.7% for the three months ended March 31, 2018.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of $1.3 million and $0.1 million at December 31, 2017 and March 31, 2018, respectively, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s fiscal tax year included the effective date of the rate change under the Tax Reform Act, taxes were required to be calculated by applying a blended rate to the taxable income for the taxable year ended February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the three months ended March 31, 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the month of March 2018. A federal statutory rate of 21.0% was applied to the three months ended March 31, 2019.

The accounting for the income tax effects of the Tax Reform Act was completed as of December 31, 2018, and all amounts recorded were considered final.

For the three months ended March 31, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. For the three months ended March 31, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from the $2.6 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The difference between the Company’s effective tax rate and the federal statutory rate for the three months ended March 31, 2018 also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

As of March 31, 2019, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2019 and concluded that, other than for certain deferred tax assets related to state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.1 million at March 31, 2019 and December 31, 2018.

The Company had reserves for uncertain tax positions of $1.0 million at March 31, 2019 and December 31, 2018.

In first quarter of 2019, the Company recorded a deferred tax asset of approximately $19.0 million related to operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to operating lease right-of-use assets due to the adoption of ASC Topic 842.

The Company paid federal, state, and foreign income taxes of $6.6 million during the three months ended March 31, 2019, and paid $1.1 million of foreign and state income taxes during the three months ended March 31, 2018.  The Company received refunds of less than $0.1 million of state income taxes and refunds of $1.0 million of federal and state income taxes that were paid in prior years during the three months ended March 31, 2019 and 2018, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Operating leases have remaining terms of less than 10 years, some of which include one or more options to renew, with renewal option terms up to five years, and some of which include options to terminate the leases within the next three years. The right-of-use assets and lease liabilities as of March 31, 2019 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of March 31, 2019 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in CPI index, rent payments that are based on usage, and other lease related payments subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The Company has a small number of finance leases recorded in property, plant and equipment and long-term debt related to structures and office equipment that are immaterial to the consolidated financial statements.

The components of operating lease expense were as follows:

Three Months Ended
March 31, 2019
(Unaudited)
(in thousands)
Operating lease expense	$5,339
Variable lease expense	839
Sublease income	(67)

Total operating lease expense	$6,111

Operating cash flows included in the measurement of lease liabilities	$5,290

Rental expense for operating leases, excluding expenses related to leases with initial terms of less than one year, totaled approximately $5.0 million, net of sublease income, for the three months ended March 31, 2018.

Supplemental balance sheet information related to operating lease liabilities was as follows:

	March 31, 2019
	(in thousands, except lease term and discount rate)
		Land and	Equipment
Operating leases	Total	Structures	and Others
Operating right-of-use assets (long-term)	$68,737	$66,684	$2,053

Operating lease liabilities (current)	$17,678	$16,644	$1,034
Operating lease liabilities (long-term)	54,444	53,442	1,002
Total operating lease liabilities	$72,122	$70,086	$2,036

Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	3.96%

Maturities of operating lease liabilities at March 31, 2019 were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

Remainder of 2019	$15,250	$14,423	$827
2020	17,924	16,914	1,010
2021	13,675	13,401	274
2022	9,490	9,490	—
2023	6,748	6,748	—
Thereafter	17,564	17,564	—
Total lease payments	80,651	78,540	2,111
Less imputed interest	(8,529)	(8,454)	(75)
Total	$72,122	$70,086	$2,036

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, both of which are further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), real estate, and certain other equipment as follows:

	March 31	December 31
	2019	2018
	(in thousands)
Credit Facility (interest rate of 3.7%(1) at March 31, 2019)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 3.4% at March 31, 2019)	40,000	40,000
Notes payable (weighted-average interest rate of 3.5% at March 31, 2019)	166,248	181,409
Finance lease obligations (weighted-average interest rate of 5.6% at March 31, 2019)	210	266
	276,458	291,675
Less current portion	48,809	54,075
Long-term debt, less current portion	$227,649	$237,600

(1)

The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2019 and December 31, 2018.

Scheduled maturities of long-term debt obligations as of March 31, 2019 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$57,780	$2,590	$1,338	$53,655	$197
Due after one year through two years	47,102	2,383	1,220	43,493	6
Due after two years through three years	83,567	2,341	40,698	40,521	7
Due after three years through four years	99,600	70,629	—	28,971	—
Due after four years through five years	11,714	—	—	11,714	—
Due after five years	—	—	—	—	—
Total payments	299,763	77,943	43,256	178,354	210
Less amounts representing interest	23,305	7,943	3,256	12,106	—
Long-term debt	$276,458	$70,000	$40,000	$166,248	$210

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of finance lease obligations include maximum amounts due under rental adjustment clauses contained in the finance lease agreements.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	March 31	December 31
	2019	2018
	(in thousands)
Revenue equipment	$255,398	$264,396
Land and structures (service centers)	1,794	1,794
Software	1,484	1,484
Service, office, and other equipment	5,941	5,941
Total assets securing notes payable or held under finance leases	264,617	273,615
Less accumulated depreciation and amortization(1)	82,843	79,961
Net assets securing notes payable or held under finance leases	$181,774	$193,654

(1)	Amortization of assets under held finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of March 31, 2019, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2019.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2019. The fair value of the interest rate swap of $0.2 million and $0.3 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of March 31, 2019. The fair value of the interest rate swap of $0.1 million and $0.5 million was recorded in other long-term assets in the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively.

The unrealized gain on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at March 31, 2019 and December 31, 2018, and the change in the unrealized income on the interest rate swaps for the three months ended March 31, 2019 and 2018 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at March 31, 2019.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2019, $40.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2019.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2019, standby letters of credit of $14.9 million have been issued under the program, which reduced the available borrowing capacity to $70.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2019, the Company had letters of credit outstanding of $15.5 million (including $14.9 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2019, surety bonds outstanding related to the self-insurance program totaled $48.5 million.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Service cost	$—	$—	$—	$—	$80	$92
Interest cost	318	1,015	10	27	303	209
Expected return on plan assets	(90)	(401)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(9)	(23)
Pension settlement expense	1,356	654	—	—	—	—
Amortization of net actuarial loss(1)	149	778	24	20	225	76
Net periodic benefit cost	$1,733	$2,046	$34	$47	$599	$354

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Nonunion Defined Benefit Pension Plan

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Benefit election forms were provided to plan participants during the fourth quarter of 2018 and participants could elect any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions in first quarter 2019. The plan received an extension from the Pension Benefit Guaranty Corporation (the “PBGC”) to allow additional time for the plan to administer the settlement of the remaining obligation for deferred benefits through the purchase of nonparticipating annuity contracts from insurance companies, which is expected to occur in second quarter 2019. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and annuity contract purchases in excess of plan assets.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three months ended March 31, 2019 of $1.4 million (pre-tax), or $1.0 million (after-tax), related to $14.9 million of lump-sum benefit distributions from the plan. For the three months ended March 31, 2018, pension settlement expense of $0.7 million (pre-tax), or $0.5 million (after-tax), was recognized related to $4.8 million of lump-sum distributions from the plan.

Pension settlement charges related to the plan termination, including settlements for lump sum benefit distributions and annuity contract purchases will occur in second quarter 2019. Based on estimates as of March 31, 2019 using available actuarial information, second quarter 2019 nonunion pension settlement expense is estimated to be approximately $2.0 million, or $1.5 million after-tax, and cash funding could total approximately $6.0 million, although there can be no assurances in this regard. The final pension settlement charges and the actual amount the Company will be required to contribute to the plan to fund benefit distributions in excess of plan assets cannot be determined at this time, as the actual amounts are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost of the nonparticipating annuity contracts. Liquidation of plan assets and settlement of plan obligations is expected to be complete in second quarter 2019.

The Company’s short-term rate of return assumption, net of estimated expenses expected to be paid from plan assets, utilized in determining nonunion defined benefit pension expense was lowered from 1.4% for first quarter 2019 to 0.0% for second quarter 2019, as estimated expenses expected to be paid from plan assets are expected to offset investment returns on plan assets which were held in money market mutual funds as of March 31, 2019.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2019:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2018	$33,373
Interest cost	318
Actuarial gain(1)	(766)
Benefits paid	(14,975)
Benefit obligations at March 31, 2019	17,950
Change in plan assets
Fair value of plan assets at December 31, 2018	26,646
Actual return on plan assets	216
Employer contributions	—
Benefits paid	(14,975)
Fair value of plan assets at March 31, 2019	11,887
Funded status at period end(2)	$(6,063)

Accumulated benefit obligation	$17,950

(1)

The plan recognized an actuarial gain on lump-sum distributions related to benefit elections for plan termination which had been included in the actuarial estimate for the annuity contract purchase as of the December 31, 2018 measurement date.

(2)	Recognized within current portion of pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2019.

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

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As set forth in the 2018 Annual Funding Notice for the Central States Pension Plan, the funded percentage of the plan was 27.2% as of January 1, 2018. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 29, 2019, in which the plan’s actuary certified that, as of January 1, 2019, the plan is in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

As more fully described in Note I to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability for which ABF Freight recognized a one-time charge of $37.9 million (pre-tax) as of June 30, 2018. In accordance with the transition agreement, ABF Freight made an initial lump sum cash payment of $15.1 million in third quarter 2018 and the remainder of the withdrawal liability, which had an initial aggregate present value of $22.8 million, will be settled with monthly payments to the New England Pension Fund over a period of 23 years. In accordance with current tax law, these payments are deductible for income taxes when paid.

As of March 31, 2019, the outstanding withdrawal liability totaled $22.5 million, of which $0.6 million and $21.9 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $23.8 million at March 31, 2019, which is equal to the present value of the future withdrawal liability payments, discounted at a 3.9% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2018 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31	December 31
	2019	2018
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(9,185)	$(11,821)
Interest rate swap	351	801
Foreign currency translation	(2,512)	(2,816)

Total	$(11,346)	$(13,836)

After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(10,792)	$(12,749)
Interest rate swap	259	591
Foreign currency translation	(1,855)	(2,080)

Total	$(12,388)	$(14,238)

(1)

Includes $4.0 million related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities which will be reversed to retained earnings upon extinguishment of the nonunion defined benefit pension plan expected to occur in second quarter 2019. The reclassification of stranded income tax effects related to this item is not permitted by ASC Topic 220 which the Company adopted as of January 1, 2018.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2019 and 2018:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	554	661	(332)	225
Amounts reclassified from accumulated other comprehensive loss	1,296	1,296	—	—
Net current-period other comprehensive income	1,850	1,957	(332)	225

Balances at March 31, 2019	$(12,388)	$(10,792)	$259	$(1,855)

Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	2,954	2,590	436	(72)
Amounts reclassified from accumulated other comprehensive loss	1,118	1,118	—	—
Net current-period other comprehensive income (loss)	4,072	3,708	436	(72)

Balances at March 31, 2018	$(20,078)	$(19,398)	$791	$(1,471)

(1)

The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220.

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Three Months Ended March 31
	2019	2018
	(in thousands)
Amortization of net actuarial loss	$(398)	$(874)
Amortization of prior service credit	9	23
Pension settlement expense	(1,356)	(654)
Total, pre-tax	(1,745)	(1,505)
Tax benefit	449	387
Total, net of tax	$(1,296)	$(1,118)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2019		2018
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,052	$0.08	$2,058

On April 30, 2019, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 14, 2019.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2018, the Company had $22.3 million remaining under the program for repurchases of its common stock. During the three months ended March 31, 2019, the Company purchased 74,385 shares for an aggregate cost of $2.7 million, leaving $19.6 million available for repurchase of common stock under the program.

NOTE I – SHARE-BASED COMPENSATION

Stock Awards

As of March 31, 2019 and December 31, 2018, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”).

On April 30, 2019, the Company’s stockholders approved the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”), which the Company’s Board of Directors adopted on February 22, 2019 to amend and restate the 2005 Plan. The Ownership Incentive Plan provides for the granting of 4.0 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), or performance award units.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2019	1,436,983	$25.81
Granted	2,400	$36.05
Vested	(750)	$31.09
Forfeited(1)	(920)	$25.61
Outstanding – March 31, 2019	1,437,713	$25.83

(1)	Forfeitures are recognized as they occur.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2019	2018
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$4,888	$9,954
Effect of unvested restricted stock awards	(9)	(30)
Adjusted net income	$4,879	$9,924
Denominator:
Weighted-average shares	25,570,415	25,642,871
Earnings per common share	$0.19	$0.39

Diluted
Numerator:
Net income	$4,888	$9,954
Effect of unvested restricted stock awards	(9)	(29)
Adjusted net income	$4,879	$9,925
Denominator:
Weighted-average shares	25,570,415	25,642,871
Effect of dilutive securities	941,934	953,505
Adjusted weighted-average shares and assumed conversions	26,512,349	26,596,376
Earnings per common share	$0.18	$0.37

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For the three-month periods ended March 31, 2019 and 2018, outstanding stock awards of 0.2 million and 0.1 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

NOTE K – OPERATING SEGMENT DATA

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

•

The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

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

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies and available capacity in the market, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

•

FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments. Approximately 14% of FleetNet’s revenues are for services provided to the Asset-Based and ArcBest segments for the three months ended March 31, 2019, compared to approximately 4% for the same period of 2018.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
REVENUES
Asset-Based	$506,079	$482,115
ArcBest	173,204	181,933
FleetNet	53,259	47,759
Other and eliminations	(20,703)	(11,806)
Total consolidated revenues	$711,839	$700,001

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$280,276	$269,779
Fuel, supplies, and expenses	64,727	62,193
Operating taxes and licenses	12,398	11,756
Insurance	7,991	6,628
Communications and utilities	4,620	4,521
Depreciation and amortization	20,980	20,930
Rents and purchased transportation	49,912	46,133
Shared services	50,712	45,607
Gain on sale of property and equipment	(34)	(133)
Other	882	1,299
Total Asset-Based	492,464	468,713

ArcBest
Purchased transportation	140,105	148,372
Supplies and expenses	2,774	3,230
Depreciation and amortization	3,151	3,408
Shared services	23,031	21,868
Other	2,413	1,881
Restructuring costs(1)	—	9
Total ArcBest	171,474	178,768

FleetNet	51,771	46,238
Other and eliminations	(12,461)	(6,443)
Total consolidated operating expenses	$703,248	$687,276

(1)

Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
OPERATING INCOME
Asset-Based	$13,615	$13,402
ArcBest	1,730	3,165
FleetNet	1,488	1,521
Other and eliminations	(8,242)	(5,363)
Total consolidated operating income	$8,591	$12,725

OTHER INCOME (COSTS)
Interest and dividend income	$1,478	$526
Interest and other related financing costs	(2,882)	(2,059)
Other, net(1)	(591)	(2,201)
Total other income (costs)	(1,995)	(3,734)
INCOME BEFORE INCOME TAXES	$6,596	$8,991

(1)

Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$343,668	$328,757
Rents, purchased transportation, and other costs of services	221,025	223,756
Fuel, supplies, and expenses	79,336	78,646
Depreciation and amortization(1)	26,537	26,486
Other	32,682	29,255
Restructuring costs(2)	—	376
	$703,248	$687,276

(1)	Includes amortization of intangible assets.
(2)

Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.

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

At March 31, 2019 and December 31, 2018, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and integrated logistics solutions. Our operations are conducted through our three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest®, our asset-light logistics operation; and FleetNet®. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. Our 2018 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2019	2018
	(in thousands, except per share data)
REVENUES
Asset-Based	$506,079	$482,115

ArcBest	173,204	181,933
FleetNet	53,259	47,759
Total Asset-Light	226,463	229,692

Other and eliminations	(20,703)	(11,806)
Total consolidated revenues	$711,839	$700,001

OPERATING INCOME
Asset-Based	$13,615	$13,402

ArcBest	1,730	3,165
FleetNet	1,488	1,521
Total Asset-Light	3,218	4,686

Other and eliminations	(8,242)	(5,363)
Total consolidated operating income	$8,591	$12,725

NET INCOME	$4,888	$9,954

DILUTED EARNINGS PER SHARE	$0.18	$0.37

Our consolidated revenues, which totaled $711.8 million for the three months ended March 31, 2019, increased 1.7% compared to the same prior-year period. The year-over-year increase in consolidated revenues reflects a 5.0% increase in our Asset-Based revenues, partially offset by a 1.4% decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) compared to the same prior-year period. Our Asset-Based revenue growth reflects an 8.0% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, for the three‑month period ended March 31, 2019, versus the same period of 2018, reflecting the impact of yield improvement initiatives, partially offset by a 3.1% decrease in total tonnage per day due to a decline in truckload-rated tonnage levels resulting from a more balanced truckload market compared to the prior-year period. The decline in revenues of our Asset-Light operations for the three months ended March 31, 2019, compared to the same period of 2018, is primarily due to a 6.6% decrease in revenue per shipment and a 1.0% decline in shipments per day for the ArcBest segment, associated with lower market prices and more available capacity in the truckload market compared to the prior-year period; partially offset by revenue improvement for the FleetNet segment on higher service event volume. On a combined basis, the Asset-Light operating segments generated approximately 31% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2019.

For the three months ended March 31, 2019, consolidated operating income totaled $8.6 million, compared to $12.7 million for the same period of 2018. In addition to the operating results of our operating segments, the year-over-year comparisons of consolidated operating results were impacted by investments in technology, as described below, and higher costs for certain nonunion fringe benefits. For the three months ended March 31, 2019, compared to the same prior-year period, expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by the effect of improved returns on capital employed in recent quarters, increased $1.3 million, and nonunion healthcare costs increased $0.9 million. These higher costs were partially offset by a $0.4 million reduction in restructuring charges related to the realignment of our organizational structure, which were reported in the “Other and eliminations” line of consolidated operating income for first quarter 2018, with no comparable costs recognized during first quarter 2019.

The loss reported in the “Other and eliminations” line, which totaled $8.2 million for the three months ended March 31, 2019, compared to $5.4 million for the same period of 2018, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The loss in “Other and eliminations” increased from the prior-year period, primarily due to investments in technology. As a result of these ongoing investments in technology, including the design and development of digital business platforms, and other corporate costs, we expect the loss reported in “Other and eliminations” for second quarter 2019 to approximate $6.0 million and to be approximately $25.0 million for full year 2019.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $1.6 million to net income, or $0.06 to diluted earnings per share, for the three-month period ended March 31, 2019, compared to $0.1 million to net income, and no impact on diluted earnings per share, for the same prior-year period.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $1.3 million, or $0.05 per diluted share for the three months ended March 31, 2019, compared to $1.5 million, or $0.06 per diluted share for the three months ended March 31, 2018.  In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions in first quarter 2019. The plan received an extension from the Pension Benefit Guaranty Corporation (the “PBGC”) to allow additional time for the plan to administer the settlement of the remaining obligation for deferred benefits through the purchase of nonparticipating annuity contracts from insurance companies, which is expected to occur in second quarter 2019.

Based on estimates as of March 31, 2019 using available actuarial information, second quarter 2019 nonunion pension expense, including settlement charges, is estimated to be approximately $2.0 million, or $1.5 million after-tax, and cash funding could total approximately $6.0 million, although there can be no assurances in this regard. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase the nonparticipating annuity contracts.

For the three months ended March 31, 2018, consolidated net income and earnings per share were impacted by provisional tax benefits of $2.7 million, or $0.10 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). Consolidated net income and earnings per share for the three months ended March 31, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, including the impact of the Tax Reform Act, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share for the three months ended March 31, 2019 and 2018, are further described within the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of our Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Second Amended and Restated Credit Agreement (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
Net income	$4,888	$9,954
Interest and other related financing costs	2,882	2,059
Income tax provision (benefit)(1)	1,708	(963)
Depreciation and amortization	26,537	26,486
Amortization of share-based compensation	2,058	1,870
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,754	1,528
Restructuring charges(2)	—	376
Consolidated Adjusted EBITDA	$39,827	$41,310

(1)

Includes provisional tax benefits of $2.7 million for the three months ended March 31, 2018 as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act, as further discussed in the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Restructuring charges relate to the realignment of the Company’s organizational structure.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries (“ABF Freight”). Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2018 Annual Report on Form 10‑K.

The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2018 Annual Report on Form 10-K, include:

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

As of March 2019, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract would represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2019	2018
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	55.4%	56.0%
Fuel, supplies, and expenses	12.8	12.9
Operating taxes and licenses	2.4	2.4
Insurance	1.6	1.4
Communications and utilities	0.9	0.9
Depreciation and amortization	4.1	4.3
Rents and purchased transportation	9.9	9.6
Shared services	10.0	9.4
Gain on sale of property and equipment	—	—
Other	0.2	0.3
	97.3%	97.2%

Asset-Based Operating Income	2.7%	2.8%

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended
	March 31
	2019	2018	% Change
Workdays	63.0	63.5
Billed revenue(1) per hundredweight, including fuel surcharges	$34.66	$32.10	8.0%
Pounds	1,460,818,989	1,519,112,981	(3.8)%
Pounds per day	23,187,603	23,923,039	(3.1)%
Shipments per day	19,219	18,634	3.1%
Shipments per DSY(2) hour	0.434	0.439	(1.1)%
Pounds per DSY(2) hour	523.21	563.10	(7.1)%
Pounds per shipment	1,207	1,284	(6.0)%
Pounds per mile(3)	19.33	20.09	(3.8)%
Average length of haul (miles)	1,023	1,035	(1.2)%

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

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2019 totaled $506.1 million, compared to $482.1 million for the same period of 2018. Billed revenue (as described in footnote (1) to the key operating statistics table) increased 4.7% on a per-day basis for the three months ended March 31, 2019, compared to the same prior-year period, primarily reflecting an 8.0% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 3.1% decrease in tonnage per day. The number of workdays was fewer by one half of a day in first quarter 2019, versus first quarter 2018.

The increase in total billed revenue per hundredweight reflects yield improvement initiatives, including general rate increases, contract renewals, continued implementation of CMC pricing, and higher fuel surcharge revenues during the three-month period ended March 31, 2019, compared to the same period of 2018. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 4, 2019 and April 16, 2018, although the rate changes vary by lane and shipment characteristics. Approximately one third of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other two thirds of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2019 increased approximately 4.5%, compared to the same period of 2018. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL-rated business during the three months ended March 31, 2019 had a high-single-digit percentage increase, compared to the same period of 2018. The increase in fuel surcharge revenue for the three months ended March 31, 2019 was primarily related to a higher proportion of revenue subject to the fuel surcharge mechanism, compared to the same prior-year period, as the Asset-Based segment’s first quarter 2019 average nominal fuel surcharge rate was relatively unchanged from the first quarter 2018 level. Throughout the first quarter of 2019, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. Our standard fuel surcharge program impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Tonnage per day declined for the three months ended March 31, 2019, compared to the same period of 2018, as low-single digit percentage growth in LTL-rated freight was more than offset by the decrease in volume-quoted, truckload-rated tonnage levels. The decrease in tonnage per day of 3.1% for first quarter 2019, compared to first quarter 2018, reflects a 6.0% decrease in average weight per shipment, partially offset by a 3.1% increase in shipments per day. The decrease in truckload-rated tonnage levels and the lower weight per shipment for the three months ended March 31, 2019, compared to the same period of 2018, reflect the effect of a more balanced truckload market which offers more available capacity for customers to utilize truckload carriers for some of their large-sized shipments in the midst of softer economic conditions.

Asset-Based Revenues — April 2019

The softer than expected freight market we experienced in first quarter 2019, as demonstrated in the lower average weight per shipment with lower tonnage levels but increased shipment counts, compared to the same prior-year period, continued in April 2019. Asset-Based billed revenues for the month of April 2019 increased approximately 1% above April 2018 on a per-day basis, reflecting an increase in total billed revenue per hundredweight of approximately 5%, partially offset by a decrease in average daily total tonnage of approximately 4%. The higher revenue per hundredweight measure benefited from the effect of yield improvement initiatives and a higher mix of LTL-rated business. The year-over-year yield improvement in April 2019, compared to the year-over-year improvement in first quarter 2019, was partially lessened due to the effect of the April 16, 2018 general rate increase on the comparison. In April 2019, LTL-rated tonnage decreased by a low-single-digit percentage, while truckload-rated spot shipments moving in the Asset-Based network decreased by a double-digit percentage, compared to the same prior-year period. Total shipments per day increased approximately 2% in April 2019, compared to April 2018. Total weight per shipment decreased approximately 6% in April 2019, with the weight per shipment on LTL-rated shipments down approximately 4%, versus the same prior-year period, reflecting changes in freight profile and mix.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $13.6 million for the three months ended March 31, 2019, compared to $13.4 million for the same period of 2018. The Asset-Based segment operating ratio increased by 0.1 percentage points for the three months ended March 31, 2019, over the same prior-year period. The Asset-Based segment’s operating results for the three months ended March 31, 2019, compared to the same period of 2018, reflect revenue growth from continued strength in account pricing, partially offset by higher operating costs. The year-over-year operating income comparison was negatively impacted by approximately $2.0 million due to weather events in first quarter 2019 that reduced business levels and unfavorably impacted labor productivity as mentioned in the Asset-Based Operating Expenses section that follows. For the three months ended March 31, 2019, unfavorable experience in third-party casualty claims for the Asset-Based segment resulted in costs which were $1.0 million higher than in the same prior-year period. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 55.4% of Asset-Based segment revenues for the three‑month period ended March 31, 2019, compared to 56.0% for the same period of 2018. The decrease in labor costs as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $10.5 million in first quarter 2019, compared to first quarter 2018, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA and increased labor costs of handling higher shipment levels during the quarter.

The contractual wage rate under the 2018 ABF NMFA increased 1.2% effective July 1, 2018, and the average health, welfare, and pension benefit contribution rate increased approximately 1.3% effective primarily on August 1, 2018. Additional labor costs associated with the 2018 ABF NMFA in first quarter 2019 include $2.2 million related to restoration of one week of vacation and $0.4 million related to the ratification bonus. The additional week of vacation under the new labor agreement is accrued as it is earned for anniversary dates that begin on or after April 1, 2018. The one-time, lump sum ratification bonus was paid during third quarter 2018 and is being amortized over the duration of the contract beginning April 1, 2018. Salaries, wages, and benefits costs for the three months ended March 31, 2019, compared to the same period of 2018, were also impacted by higher expenses for nonunion long-term benefit incentive plans, a portion of which are driven by an improved return on capital employed in recent quarters, and higher nonunion healthcare costs due to increases in the average cost per health claim and in the number of claims filed.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. In the midst of a tight labor market, the Asset-Based segment retained freight handling personnel and drivers in first quarter 2019, despite lower tonnage levels compared to same prior-year period, to maintain customer service levels in preparation for the expected seasonal increase in shipping volume. Although certain productivity measures were negatively impacted by this strategic decision, management believes this service emphasis provides opportunity to generate improved yields and business levels. In addition, severe winter weather events negatively impacted dock and street productivity. As a result, shipments per DSY hour declined 1.1% for the three months ended March 31, 2019, compared to the same prior-year period. Lower weight per shipment contributed to the 7.1% decline in pounds per DSY hour for the three months ended March 31, 2019, compared to the same period of 2018. Pounds per mile declined 3.8% for the three months ended March 31, 2019, compared to the same period of 2018, reflecting freight profile effects, including lower weight per shipment and shorter length of haul on available freight, while also maintaining service delivery schedules.

Rents and purchased transportation as a percentage of revenue increased 0.3 percentage points for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to higher utilization of local transportation agents to maintain customer service on higher shipment levels. In addition, rail miles increased approximately 8% for the three months ended March 31, 2019, compared to the same prior-year period. The Asset-Based segment remains focused on optimizing utilization of owned assets, using purchased transportation agents when necessary to service higher shipment levels which were experienced during first quarter 2019.

Shared services as a percentage of revenue increased 0.6 percentage points for the three months ended March 31, 2019, compared to the same prior-year period, due to enhancing the customer experience and initiatives for more streamlined delivery of customer relationship services which reflect investments in digital advertising, technologies, and personnel. In addition, a portion of the increase in expense is attributable to the effect of improved returns on capital employed in recent quarters on certain nonunion performance-based long-term benefit plans.

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

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2018 Annual Report on Form 10‑K. The key indicators necessary to understand our Asset-Light operating results include:

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

Asset-Light Results

For the three months ended March 31, 2019, the combined revenues of our Asset-Light operations totaled $226.5 million, compared to $229.7 million, for the same period of 2018. The combined revenues of our Asset-Light operating segments generated approximately 31% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2019, compared to 32% for the three months ended March 31, 2018.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended
	March 31
	2019	2018
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	80.9%	81.6%
Supplies and expenses	1.6	1.8
Depreciation and amortization	1.8	1.9
Shared services	13.3	12.0
Other	1.4	1.0
Restructuring costs	—	—
	99.0%	98.3%

ArcBest Segment Operating Income	1.0%	1.7%

A comparison of key operating statistics for the ArcBest segment presented in the following table reflects the segment’s combined operations, excluding statistical data related to managed transportation services transactions. Growth in managed transportation services has increased the number of shipments for these services to approximately one-third of the ArcBest segment’s total shipments, while the business represents less than 10% of segment revenues for the three months ended March 31, 2019. Due to the nature of our managed transportation services which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

Year Over Year % Change
Three Months Ended
March 31, 2019

Revenue / Shipment	(6.6%)

Shipments / Day	(1.0%)

ArcBest segment revenues totaled $173.2 million for the three months ended March 31, 2019, compared to $181.9 million for the same period of 2018. The 4.8% decrease in revenues for the three months ended March 31, 2019, compared to the same prior-year period, primarily reflects a 6.6% decrease in revenue per shipment associated with lower market prices and fewer shipments on a per-day basis, resulting from a more balanced truckload market in first quarter 2019, compared to tighter available capacity experienced in first quarter 2018. The revenue decline was partially offset by higher demand for managed transportation services and the impact of higher tariffs on the segment’s international services for three months ended March 31, 2019, compared to the same period of 2018.

Net revenue, a non-GAAP measure of revenues less costs of purchased transportation (see Reconciliations of Asset-Light Non-GAAP Measures within this Asset-Light Results section), decreased 1.4% for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to the impact of weaker demand for expedite services compared to the strong market for these services in the prior-year period. The decrease in net revenue was partially offset by increased demand for our managed transportation services and yield improvement in our truckload brokerage services.

The segment’s net revenue margin was 19.1% for the three months ended March 31, 2019, versus 18.4% for the same prior-year period, reflecting a decrease in purchased transportation costs and business mix changes. The decrease in purchased transportation costs of 0.7 percentage points as a percentage of revenue for the three months ended March 31, 2019, compared to the same period of 2018, was primarily due to reduced purchased transportation rates in the more balanced truckload market.

Operating income decreased $1.4 million for the three months ended March 31, 2019, compared to the same period of 2018, reflecting the decline in net revenue and increased expenses (primarily reported in the “Shared services” line) toward strategic development of our owner-operator fleet and contract carrier capacity.

ArcBest Segment Revenues – April 2019

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 11% on a per-day basis in April 2019, compared to the same prior-year period. The revenue decrease reflects lower average revenue per shipment and a reduction in daily shipment levels. Net revenue per day decreased approximately 7% in April 2019, compared to the same period of 2018, reflecting lower net revenue per shipment combined with the daily shipment decline. As experienced during first quarter 2019, the more balanced truckload market capacity in April 2019, compared to the tight capacity environment in the prior-year period, has led to lower demand for expedite services and resulted in a reduction in revenue and net revenue for these services versus the same period of 2018.

FleetNet Segment

FleetNet’s revenues totaled $53.3 million for the three months ended March 31, 2019, compared to $47.8 million for the same period of 2018. The 11.5% increase in revenues for the three months ended March 31, 2019, compared to the same period of 2018, was driven by higher service event volume, primarily due to an increase in preventative maintenance service events provided to our Asset-Based segment.

FleetNet’s operating income totaled $1.5 million for each of the three-month periods ended March 31, 2019 and 2018 on higher revenue in first quarter 2019. FleetNet’s operating income margins in first quarter 2019 were impacted by lower revenue per event on maintenance services combined with increased operating costs to service the event growth.

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

ArcBest Segment Net Revenue and Net Revenue Margin

	Three Months Ended
	March 31
	2019	2018	% Change
	(in thousands)
Revenue	$173,204	$181,933	(4.8%)
Less purchased transportation	140,105	148,372	(5.6%)
Non-GAAP Net Revenue	$33,099	$33,561	(1.4%)

Non-GAAP Net Revenue Margin	19.1%	18.4%

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

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2019	2018
	(in thousands)
ArcBest Segment
Operating Income(1)	$1,730	$3,165
Depreciation and amortization(2)	3,151	3,408
Restructuring charges(3)	—	9
Adjusted EBITDA	$4,881	$6,582

FleetNet Segment
Operating Income(1)	$1,488	$1,521
Depreciation and amortization	317	279
Adjusted EBITDA	$1,805	$1,800

Total Asset-Light
Operating Income(1)	$3,218	$4,686
Depreciation and amortization	3,468	3,687
Restructuring charges(3)	—	9
Adjusted EBITDA	$6,686	$8,382

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

(2)

For the ArcBest segment, includes amortization of acquired intangibles of $1.1 million and amortization of acquired software of $0.5 million for each of the three-month periods ended March 31, 2019 and 2018.

(3)	Restructuring costs relate to the realignment of our corporate structure.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties and provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by these third parties, including cyber attacks and security breaches at a vendor, could adversely affect our ability to provide service to our customers and otherwise conduct our business. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents(1)	$138,399	$190,186
Short-term investments(2)	116,225	106,806
Total(3)	$254,624	$296,992

(1)	Cash equivalents consist of money market funds, variable rate demand notes, and, at December 31, 2018, U.S. Treasury securities.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at cost plus amortized premium or discount and accrued interest. At  March 31, 2019 and December 31, 2018, cash and cash equivalents totaling $65.0 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments decreased $42.4 million from December 31, 2018 to March 31, 2019. During the three-month period ended March 31, 2019, cash on hand was used to repay $15.2 million of long-term debt; fund $14.5 million of capital expenditures, net of proceeds from asset sales; fund $2.7 million of internally developed software; purchase $2.7 million of treasury stock; and pay dividends of $2.1 million on common stock.

Cash used in operating activities during the three months ended March 31, 2019 was $3.4 million, compared to cash provided by operating activities of $31.8 million in the same prior-year period. The $35.2 million decrease was primarily due to changes in working capital and, to a lesser extent, a decline in operating results. Changes in working capital of $26.8 million for the three months ended March 31, 2019, compared to the same period of 2018, were primarily due to decreases in accrued expenses and accounts payable, partially offset by the impact of a decline in accounts receivable due to improvement in the timing of collections in first quarter 2019 versus first quarter 2018. Accrued expenses decreased primarily due to higher payouts in first quarter 2019, versus first quarter 2018, for certain incentive and employee benefit plans which were accrued as of December 31, 2018 and 2017, respectively, as a result of improved operating performance in 2018 compared to 2017. Net income declined $5.1 million for the three months ended March 31, 2019, versus the same period of 2018. Adjustments to net income for noncash operating expenses and income taxes contributed $3.3 million to the decrease in cash provided by operating activities in first quarter 2019, compared to first quarter 2018, primarily related to a $6.4 million increase in income taxes paid, net of tax refunds received, partially offset by changes in deferred and current income taxes of $2.7 million as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act for the three months ended March 31, 2018.

Cash, cash equivalents, and short-term investments increased $2.1 million from December 31, 2017 to March 31, 2018. During the three-month period ended March 31, 2018, cash provided by operations of $31.8 million was used to repay $16.6 million of notes payable; fund $6.1 million of capital expenditures, net of proceeds from asset sales; and pay dividends of $2.1 million on common stock.

Financing Arrangements

Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2019. These purchase obligations totaled $110.1 million as of March 31, 2019, with $101.0 million estimated to be paid within the next year, $9.0 million estimated to be paid in the following two-year period, and $0.1 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment and other equipment are included in our 2019 capital expenditure plan. We also have contractual obligations for operating leases, primarily related to our Asset-Based service centers, as of March 31, 2019 which are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $178.4 million, including interest, as of March 31, 2019, a decrease of $16.7 million from December 31, 2018. The scheduled maturities of our long-term debt obligations as of March 31, 2019 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2018 Annual Report on Form 10‑K during the three months ended March 31, 2019.

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

As previously disclosed within the Consolidated Results section of Results of Operations, our nonunion defined benefit pension plan was terminated with an effective date of December 31, 2017 and the liquidation of plan assets and settlement of plan obligations is expected to be complete in second quarter 2019. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and nonparticipating annuity contract purchases in excess of plan assets. Cash funding could total approximately $6.0 million in second quarter 2019, although there can be no assurances in this regard, as the actual amount we will be required to contribute to the plan is dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase the nonparticipating annuity contracts.

ABF Freight System, Inc. and certain other subsidiaries reported in our Asset-Based operating segment contribute to multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $254.6 million at March 31, 2019. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our revolving credit facility (“Credit Facility”) under our Second Amended and Restated Credit Agreement (“Credit Agreement”) and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $130.0 million and $70.1 million, respectively, at March 31, 2019. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2019, we are continuing to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On April 30, 2019, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 14, 2019. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended March 31, 2019, we purchased 74,385 shares of our common stock for an aggregate cost of $2.7 million, leaving $19.6 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2019. We have interest rate swap agreements in place which are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Operating Right-of-Use Assets

The $68.7 million increase in operating right-of-use assets from December 31, 2018 to March 31, 2019 is due to adoption of Accounting Standards Codification Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019, and represents the recognition of right to use assets from operating lease agreements in our consolidated balance sheets.

Accrued Expenses

Accrued expenses decreased $31.6 million from December 31, 2018 to March 31, 2019, primarily due to payment during the first quarter 2019 of amounts accrued at December 31, 2018 for certain incentive accruals related to our improved operating performance and the current portion of long-term incentive plans, a portion of which are driven by shareholder returns relative to peers, and contributions to defined contribution plans. The impact of these payments was partially offset by an increase in holiday and vacation accruals for union employees related, in part, to the restoration of a week of vacation under the 2018 ABF NMFA.

Current Portion of Operating Lease Liabilities and Operating Lease Liabilities

The $17.7 million and $54.4 million increases in current and long-term operating lease liabilities, respectively, from December 31, 2018 to March 31, 2019, are due to the January 1, 2019 adoption of ASC Topic 842 and represent the recognition of liabilities from operating lease agreements in our consolidated balance sheets.

Off-Balance Sheet Arrangements

At March 31, 2019, our off-balance sheet arrangements for purchase obligations totaled $110.1 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 25.9% of pre-tax income for the three months ended March 31, 2019. Our effective tax benefit rate was 10.7% of pre-tax income for the three months ended March 31, 2018. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes for the tax year ended February 28, 2018 were required to be calculated by applying a blended rate to taxable income. In computing total tax expense for the three months ended March 31, 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the month of March 2018. A federal statutory rate of 21.0% was applied to the three months ended March 31, 2019.  The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2019 tax rate to vary significantly from the statutory rate.

At December 31, 2017, we remeasured deferred federal tax assets and liabilities based on the rate at which they were expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first quarter of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit of $2.6 million for the three months ended March 31, 2018, which impacted the effective tax benefit rate as noted in the following table. As of December 31, 2018, the accounting for the income tax effects of the Tax Reform Act was complete and all amounts recorded were considered final.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2019		2018

Income tax provision at the statutory federal rate(1)	$1,385	21.0%	$1,888	21.0%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	—	—%	(2,591)	(28.8)%
Impact of the Tax Reform Act on current tax	—	—%	(59)	(0.6)%
Alternative fuel credit(2)	—	—%	(1,203)	(13.4)%
Nondeductible expenses and other	481	7.2%	519	5.8%
Increase in valuation allowances	—	—%	93	1.0%
Tax benefit from vested RSUs	(2)	—%	(20)	(0.2)%
Life insurance proceeds and changes in cash surrender value	(339)	(5.1)%	(24)	(0.3)%
Federal income tax provision (benefit)	$1,525	23.1%	$(1,397)	(15.5)%
State income tax provision	183	2.8%	434	4.8%
Total provision (benefit) for income taxes	$1,708	25.9%	$(963)	(10.7)%

(1)

For the three months ended March 31, 2019 and 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.

(2)

The three-month period ended March 31, 2018 was impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 was recognized in the first quarter of 2018.

At March 31, 2019, we had $49.0 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2019 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.1 million at March 31, 2019 and December 31, 2018. As of March 31, 2019, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

In first quarter of 2019, we recorded a deferred tax asset of approximately $19.0 million related to our operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to our operating lease right-of-use assets due to the adoption of ASC Topic 842.

Financial reporting income differs significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2019 and 2018, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2019, we made federal, state, and foreign tax payments of $6.6 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2018 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2019.

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

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; untimely or ineffective development and implementation of new or enhanced technology; the loss or reduction of business from large customers; competitive initiatives and pricing pressures; relationships with employees, including unions, and our ability to attract and retain employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; the cost, timing, and performance of growth initiatives; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; availability and cost of reliable third-party services; governmental regulations; environmental laws and regulations, including emissions-control regulations; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; maintaining our intellectual property rights, brand, and corporate reputation; the loss of key employees or the inability to execute succession planning strategies; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; self-insurance claims and insurance premium costs; the cost, integration, and performance of any recent or future acquisitions; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; potential impairment of goodwill and intangible assets; greater than anticipated funding requirements for our nonunion defined benefit pension plan; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; antiterrorism and safety measures; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest’s public filings with the SEC.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to Item 1A (Risk Factors) of Part I of our 2018 Annual Report on Form 10-K.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2018, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2018 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2018 Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On April 10, 2019, the Company received a comment letter from the SEC regarding certain disclosures in Item 7 (MD&A) of Part II of its 2018 Annual Report on Form 10-K. The Company’s response to the comment letter was submitted to the SEC within the requested timeframe.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not received additional correspondence from the SEC related to the comment letter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
1/1/2019-1/31/2019	—	$—	—	$22,307
2/1/2019-2/28/2019	49,385	36.77	49,385	$20,491
3/1/2019-3/31/2019	25,000	33.88	25,000	$19,644
Total	74,385	$35.80	74,385

(1)	Represents the weighted average price paid per common share including commission.
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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

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

10.1#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

10.2#*	The ArcBest 16b Annual Incentive Compensation Plan and form of award.

10.3#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.4#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature).

10.5#*	Form of Restricted Stock Unit Award Agreement (Employees).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 9, 2019	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 9, 2019	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer