Form 10-Q
period 2019-06-30
ARCBEST CORP /DE/
filed 2019-08-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, $0.01 par value	25,520,304 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2019	2018
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,731	$190,186
Short-term investments	117,657	106,806
Accounts receivable, less allowances (2019 – $6,238; 2018 – $7,380)	296,090	297,051
Other accounts receivable, less allowances (2019 – $463; 2018 – $806)	17,207	19,146
Prepaid expenses	28,546	25,304
Prepaid and refundable income taxes	5,237	1,726
Other	4,982	9,007
TOTAL CURRENT ASSETS	651,450	649,226
PROPERTY, PLANT AND EQUIPMENT
Land and structures	339,255	339,640
Revenue equipment	888,588	858,251
Service, office, and other equipment	218,131	199,230
Software	143,181	138,517
Leasehold improvements	10,058	9,365
	1,599,213	1,545,003
Less allowances for depreciation and amortization	947,264	913,815
PROPERTY, PLANT AND EQUIPMENT, net	651,949	631,188
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	66,700	68,949
OPERATING RIGHT-OF-USE ASSETS	68,810	—
DEFERRED INCOME TAXES	6,296	7,468
OTHER LONG-TERM ASSETS	80,402	74,080
TOTAL ASSETS	$1,633,927	$1,539,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$166,829	$143,785
Income taxes payable	1,942	1,688
Accrued expenses	228,994	243,111
Current portion of long-term debt	47,205	54,075
Current portion of operating lease liabilities	18,273	—
Current portion of pension and postretirement liabilities	8,231	8,659
TOTAL CURRENT LIABILITIES	471,474	451,318
LONG-TERM DEBT, less current portion	235,001	237,600
OPERATING LEASE LIABILITIES, less current portion	54,040	—
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	31,874	31,504
OTHER LONG-TERM LIABILITIES	37,268	44,686
DEFERRED INCOME TAXES	61,111	56,441
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2019: 28,786,473 shares, 2018: 28,684,779 shares	288	287
Additional paid-in capital	329,388	325,712
Retained earnings	526,551	501,389
Treasury stock, at cost, 2019: 3,266,169 shares; 2018: 3,097,634 shares	(100,639)	(95,468)
Accumulated other comprehensive loss	(12,429)	(14,238)
TOTAL STOCKHOLDERS’ EQUITY	743,159	717,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,633,927	$1,539,231

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$771,490	$793,350	$1,483,329	$1,493,351

OPERATING EXPENSES	736,290	790,194	1,439,538	1,477,470

OPERATING INCOME	35,200	3,156	43,791	15,881

OTHER INCOME (COSTS)
Interest and dividend income	1,616	714	3,094	1,240
Interest and other related financing costs	(2,811)	(2,013)	(5,693)	(4,072)
Other, net	(445)	(1,123)	(1,036)	(3,324)
	(1,640)	(2,422)	(3,635)	(6,156)

INCOME BEFORE INCOME TAXES	33,560	734	40,156	9,725

INCOME TAX PROVISION (BENEFIT)	9,184	(499)	10,892	(1,462)

NET INCOME	$24,376	$1,233	$29,264	$11,187

EARNINGS PER COMMON SHARE
Basic	$0.95	$0.05	$1.14	$0.43
Diluted	$0.92	$0.05	$1.10	$0.42

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,554,286	25,670,325	25,562,306	25,656,674
Diluted	26,431,592	26,699,549	26,483,011	26,653,282

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(Unaudited)
	(in thousands)
NET INCOME	$24,376	$1,233	$29,264	$11,187

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2019 – Three-month period $20, Six-month period $210; 2018 – Three-month period $450, Six-month period $1,349)	(58)	1,300	603	3,890
Pension settlement expense, net of tax of: (2019 – Three-month period $72, Six-month period $421; 2018 – Three-month period $111, Six-month period $279)	206	320	1,213	806
Amortization of unrecognized net periodic benefit costs, net of tax of: (2019 – Three-month period $77, Six-month period $177; 2018 – Three-month period $171, Six-month period $390)
Net actuarial loss	229	511	524	1,160
Prior service credit	(6)	(18)	(12)	(35)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2019 – Three-month period $187, Six-month period $305; 2018 – Three-month period $7, Six-month period $275)	(528)	343	(860)	779
Change in foreign currency translation, net of tax of: (2019 – Three-month period $41, Six-month period $120; 2018 – Three-month period $78, Six-month period $103)	116	(220)	341	(292)

OTHER COMPREHENSIVE INCOME, net of tax	(41)	2,236	1,809	6,308

TOTAL COMPREHENSIVE INCOME	$24,335	$3,469	$31,073	$17,495

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended and Six Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				4,888				4,888
Other comprehensive income, net of tax							1,850	1,850
Tax effect of share-based compensation plans			(8)					(8)
Share-based compensation expense			2,058					2,058
Purchase of treasury stock					74	(2,663)		(2,663)
Dividends declared on common stock				(2,052)				(2,052)
Balance at March 31, 2019	28,685	$287	$327,762	$504,225	3,172	$(98,131)	$(12,388)	$721,755
Net income				24,376				24,376
Other comprehensive income, net of tax							(41)	(41)
Issuance of common stock under share-based compensation plans	101	1	(1)					—
Tax effect of share-based compensation plans			(1,174)					(1,174)
Share-based compensation expense			2,801					2,801
Purchase of treasury stock					94	(2,508)		(2,508)
Dividends declared on common stock				(2,050)				(2,050)
Balance at June 30, 2019	28,786	$288	$329,388	$526,551	3,266	$(100,639)	$(12,429)	$743,159

	Three Months Ended and Six Months Ended June 30, 2018
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				9,954				9,954
Other comprehensive income, net of tax							4,072	4,072
Issuance of common stock under share-based compensation plans	3	—	—					—
Tax effect of share-based compensation plans			(41)					(41)
Share-based compensation expense			1,870					1,870
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(2,058)				(2,058)
Balance at March 31, 2018	28,499	$285	$321,265	$450,267	2,857	$(86,265)	$(20,078)	$665,474
Net income				1,233				1,233
Other comprehensive income, net of tax							2,236	2,236
Issuance of common stock under share-based compensation plans	43	—	—					—
Tax effect of share-based compensation plans			(44)					(44)
Share-based compensation expense			1,674					1,674
Dividends declared on common stock				(2,058)				(2,058)
Balance at June 30, 2018	28,542	$285	$322,895	$449,442	2,857	$(86,265)	$(17,842)	$668,515

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2019	2018
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$29,264	$11,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,722	51,409
Amortization of intangibles	2,249	2,264
Pension settlement expense	1,634	1,085
Share-based compensation expense	4,859	3,544
Provision for losses on accounts receivable	621	1,069
Change in deferred income taxes	5,124	(10,818)
Gain on sale of property and equipment	(1,469)	(166)
Changes in operating assets and liabilities:
Receivables	1,781	(31,281)
Prepaid expenses	(3,323)	2,393
Other assets	(2,798)	2,018
Income taxes	(3,042)	8,024
Operating right-of-use assets and lease liabilities, net	159	—
Multiemployer pension fund withdrawal liability	(289)	37,922
Accounts payable, accrued expenses, and other liabilities	(6,021)	40,914
NET CASH PROVIDED BY OPERATING ACTIVITIES	80,471	119,564

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(41,909)	(24,763)
Proceeds from sale of property and equipment	3,798	2,074
Purchases of short-term investments	(43,327)	(26,006)
Proceeds from sale of short-term investments	33,332	14,647
Capitalization of internally developed software	(5,535)	(5,997)
NET CASH USED IN INVESTING ACTIVITIES	(53,641)	(40,045)

FINANCING ACTIVITIES
Payments on long-term debt	(29,984)	(33,694)
Proceeds from notes payable	9,552	—
Net change in book overdrafts	(4,398)	(2,888)
Payment of common stock dividends	(4,102)	(4,116)
Purchases of treasury stock	(5,171)	(201)
Payments for tax withheld on share-based compensation	(1,182)	(85)
NET CASH USED IN FINANCING ACTIVITIES	(35,285)	(40,984)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,455)	38,535
Cash and cash equivalents at beginning of period	190,186	120,772
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$181,731	$159,307

NONCASH INVESTING ACTIVITIES
Equipment financed	$10,964	$14,407
Accruals for equipment received	$19,402	$8,649
Lease liabilities arising from obtaining right-of-use assets	$23,049	$—

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

The Asset-Based segment represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2019. As of June 2019, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. The following policies have been updated during the six months ended June 30, 2019 for the adoption of accounting standard updates disclosed within this Note.

Interest Rate Swap Derivative Instruments: The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company has interest rate swap agreements designated as cash flow hedges. The effective portion of the gain or loss on the interest rate swap instruments is reported as unrealized gain or loss as a component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity and the change in the unrealized gain or loss on the interest rate swaps is reported in other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income. The unrealized gain or loss is reclassified out of accumulated other comprehensive loss into income in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

The majority of the Company’s lease portfolio consists of real property operating leases related to facilities used in the Asset-Based segment service center operations. The lease portfolio also includes operating leases related to certain revenue equipment used in the ArcBest segment operations as well as a small number of office equipment finance leases. Management has recorded the right-of-use assets and associated lease liabilities for operating leases on the consolidated balance sheet as of June 30, 2019 in accordance with ASC Topic 842. Finance leases are not material to the consolidated financial statements.

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

ASC Topic 815, Derivatives and Hedging, which was adopted by the Company on January 1, 2019, was amended to change the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to simplify hedge accounting treatment and better align an entity’s risk management activities and financial reporting for hedging relationships. ASC Topic 815, as amended, also allows for the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a U.S. benchmark interest rate. The amendment did not have an impact on the consolidated financial statements.

The U.S. Securities and Exchange Commission (the “SEC”) issued Final Rule 33-10618, FAST Act Modernization and Simplification of Regulation S-K, (“Final Rule 33-10618”) in March 2019 to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. Effective April 2, 2019, the final rule allows registrants to redact confidential information from most exhibits filed with the SEC without filing a confidential treatment request. Effective May 2, 2019, the final rule requires registrants to include the trading symbol for each class of registered securities on the cover page of certain SEC forms. The eXtensible Business Reporting Language (“XBRL”) reporting requirements of the final rule for tagging data on the cover page of certain SEC filings and the use of hyperlinks for information that is incorporated by reference and available on EDGAR became effective for the Company with this Quarterly Report on Form 10-Q.

Accounting Pronouncements Not Yet Adopted

Final Rule 33-10618 includes certain provisions to simplify certain annual disclosure requirements within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Risk Factors, and Properties sections of Form 10-K. These provisions, which the Company will adopt for its 2019 Annual Report on Form 10-K, are not expected to have a significant impact on the Company’s consolidated financial statement disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$145,629	$124,938
Variable rate demand notes(1)(2)	14,536	19,786
Money market funds(3)	21,566	42,470
U.S. Treasury securities(4)	—	2,992
Total cash and cash equivalents	$181,731	$190,186

Short-term investments
Certificates of deposit(1)	$81,685	$82,949
U.S. Treasury securities(4)	35,972	23,857
Total short-term investments	$117,657	$106,806

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2019 and December 31, 2018, cash, cash equivalents, and short-term investments totaling $68.9 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2019		2018
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	40,000	40,000	40,000	40,000
Notes payable(3)	172,054	175,456	181,409	181,560
	$282,054	$285,456	$291,409	$291,560

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$21,566	$21,566	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,004	3,004	—	—
Interest rate swaps(3)	52	—	52	—
	$24,622	$24,570	$52	$—
Liabilities:
Interest rate swaps(3)	$548	$—	$548	$—

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$42,470	$42,470	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,342	2,342	—	—
Interest rate swaps(3)	801	—	801	—
	$45,613	$44,812	$801	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2019 and December 31, 2018 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in accrued expenses. At December 31, 2018, the fair value of the contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS represents the final accrued payment and was based on calculations performed for the earn-out period which ended August 31, 2018. In January 2019, final payment of the contingent consideration was released from an escrow account reported in other current assets in the consolidated balance sheets.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both June 30, 2019 and December 31, 2018.

Intangible assets consisted of the following:

		June 30, 2019			December 31, 2018
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$26,318	$34,113	$60,431	$24,130	$36,301
Other	9	1,032	745	287	1,032	684	348
	14	61,463	27,063	34,400	61,463	24,814	36,649
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$93,763	$27,063	$66,700	$93,763	$24,814	$68,949

The future amortization for intangible assets acquired through business acquisitions as of June 30, 2019 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2019	$2,233
2020	4,454
2021	4,412
2022	4,385
2023	4,287
Thereafter	14,629
Total amortization	$34,400

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of $0.1 million and $2.6 million was recognized in the three and six months ended June 30, 2018, respectively, related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 27.4% and 27.1% for the three and six months ended June 30, 2019, respectively, and the effective tax benefit rate was 68.0% and 15.0% for the three and six months ended June 30, 2018, respectively.

In addition to the provisional effect on net deferred tax liabilities, the Company recorded a provisional reduction in current income tax expense of $1.3 million and $0.1 million at December 31, 2017 and June 30, 2018, respectively, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s fiscal tax year included the effective date of the rate change under the Tax Reform Act, taxes were required to be calculated by applying a blended rate to the taxable income for the taxable year ended February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the three and six months ended June 30, 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through June 2018. A federal statutory rate of 21.0% was applied to the three and six months ended June 30, 2019.

The accounting for the income tax effects of the Tax Reform Act was completed as of December 31, 2018, and all amounts recorded were considered final.

For the three and six months ended June 30, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and tax expense from the vesting of stock awards. For the six months ended June 30, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from the $2.6 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The difference between the Company’s effective tax rate and the federal statutory rate for the three and six months ended June 30, 2018 also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

As of June 30, 2019, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2019 and concluded that, other than for certain deferred tax assets related to state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.1 million at June 30, 2019 and December 31, 2018.

The Company had reserves for uncertain tax positions of $1.0 million at June 30, 2019 and December 31, 2018.

In first quarter of 2019, the Company recorded a deferred tax asset of approximately $19.0 million related to operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to operating lease right-of-use assets due to the adoption of ASC Topic 842.

The Company paid federal, state, and foreign income taxes of $8.9 million during the six months ended June 30, 2019, and paid $2.5 million of foreign and state income taxes during the six months ended June 30, 2018. The Company received refunds of less than $0.1 million of state income taxes and refunds of $1.1 million of federal and state income taxes that were paid in prior years during the six months ended June 30, 2019 and 2018, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Operating leases have remaining terms of less than 10 years, some of which include one or more options to renew, with renewal option terms up to five years, and some of which include options to terminate the leases within the next three years. The right-of-use assets and lease liabilities as of June 30, 2019 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of June 30, 2019 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in CPI index, rent payments that are based on usage, and other lease related payments subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The Company has a small number of finance leases recorded in property, plant and equipment and long-term debt related to structures and office equipment that are immaterial to the consolidated financial statements.

The components of operating lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating lease expense	$5,642	$10,981
Variable lease expense	774	1,613
Sublease income	(69)	(136)

Total operating lease expense	$6,347	$12,458

Rental expense for operating leases, excluding expenses related to leases with initial terms of less than one year, totaled approximately $5.0 million and $9.5 million, net of sublease income, for the three and six months ended June 30, 2018, respectively.

The operating cash flows from operating lease activity were as follows:

Six Months Ended
June 30, 2019
(in thousands)
Noncash change in operating right-of-use assets	$9,784
Change in operating lease liabilities	(9,625)
Operating right-use-of-assets and lease liabilities, net	$159

Cash paid for amounts included in the measurement of operating lease liabilities	$(10,815)

Supplemental balance sheet information related to operating lease liabilities was as follows:

	June 30, 2019
	(in thousands, except lease term and discount rate)
		Land and	Equipment
Operating leases	Total	Structures	and Others
Operating right-of-use assets (long-term)	$68,810	$67,029	$1,781

Operating lease liabilities (current)	$18,273	$17,250	$1,023
Operating lease liabilities (long-term)	54,040	53,293	747
Total operating lease liabilities	$72,313	$70,543	$1,770

Weighted-average remaining lease term (in years)	5.4
Weighted-average discount rate	3.93%

Maturities of operating lease liabilities at June 30, 2019 were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

Remainder of 2019	$10,668	$10,126	$542
2020	19,152	18,142	1,010
2021	14,716	14,442	274
2022	10,372	10,372	—
2023	7,550	7,550	—
Thereafter	18,109	18,109	—
Total lease payments	80,567	78,741	1,826
Less imputed interest	(8,254)	(8,198)	(56)
Total	$72,313	$70,543	$1,770

The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2018 for all noncancelable operating leases were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

2019	$19,130	$18,067	$1,063
2020	14,620	13,676	944
2021	10,972	10,716	256
2022	7,125	7,125	—
2023	4,477	4,477	—
Thereafter	5,850	5,850	—
Total	$62,174	$59,911	$2,263

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

	June 30	December 31
	2019	2018
	(in thousands)
Credit Facility (interest rate of 3.7%(1) at June 30, 2019)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 3.3% at June 30, 2019)	40,000	40,000
Notes payable (weighted-average interest rate of 3.5% at June 30, 2019)	172,054	181,409
Finance lease obligations (weighted-average interest rate of 5.5% at June 30, 2019)	152	266
	282,206	291,675
Less current portion	47,205	54,075
Long-term debt, less current portion	$235,001	$237,600

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2019 and December 31, 2018.

Scheduled maturities of long-term debt obligations as of June 30, 2019 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$55,808	$2,230	$1,132	$52,306	$140
Due after one year through two years	50,379	1,942	968	47,462	7
Due after two years through three years	85,385	1,965	40,243	43,172	5
Due after three years through four years	98,514	70,033	—	28,481	—
Due after four years through five years	13,035	—	—	13,035	—
Due after five years	152	—	—	152	—
Total payments	303,273	76,170	42,343	184,608	152
Less amounts representing interest	21,067	6,170	2,343	12,554	—
Long-term debt	$282,206	$70,000	$40,000	$172,054	$152

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of finance lease obligations include maximum amounts due under rental adjustment clauses contained in the finance lease agreements.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	June 30	December 31
	2019	2018
	(in thousands)
Revenue equipment	$245,703	$264,396
Land and structures (service centers)	1,794	1,794
Software	1,508	1,484
Service, office, and other equipment	15,492	5,941
Total assets securing notes payable or held under finance leases	264,497	273,615
Less accumulated depreciation and amortization(1)	78,113	79,961
Net assets securing notes payable or held under finance leases	$186,384	$193,654

(1)	Amortization of assets under held finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $200.0 million, including a swing line facility in an aggregate amount of up to $20.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $100.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of June 30, 2019, the Company had available borrowing capacity of $130.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on July 7, 2022; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2019.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2019. The fair value of the interest rate swap of $0.1 million and $0.3 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.24% based on the margin of the Credit Facility as of June 30, 2019. The fair value of the interest rate swap of $0.5 million was recorded in other long-term liabilities and $0.5 million was recorded in other long-term assets in the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively.

The unrealized gain on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at June 30, 2019 and December 31, 2018, and the change in the unrealized income on the interest rate swaps for the three months and six months ended June 30, 2019 and 2018 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at June 30, 2019.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2019, $40.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2019.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2019, standby letters of credit of $14.9 million have been issued under the program, which reduced the available borrowing capacity to $70.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2019, the Company had letters of credit outstanding of $15.5 million (including $14.9 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2019, surety bonds outstanding related to the self-insurance program totaled $48.6 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $20.5 million for revenue equipment and other equipment during the three months ended June 30, 2019.

Subsequent to June 30, 2019, the Company financed the purchase of an additional $17.2 million of revenue equipment through promissory note arrangements as of August 1, 2019.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Service cost	$—	$—	$—	$—	$80	$91
Interest cost	168	1,108	10	27	303	210
Expected return on plan assets	1	(378)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(8)	(24)
Pension settlement expense	278	431	—	—	—	—
Amortization of net actuarial loss(1)	61	592	23	20	224	76
Net periodic benefit cost	$508	$1,753	$33	$47	$599	$353

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Service cost	$—	$—	$—	$—	$160	$183
Interest cost	486	2,123	20	54	606	419
Expected return on plan assets	(89)	(779)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(17)	(47)
Pension settlement expense	1,634	1,085	—	—	—	—
Amortization of net actuarial loss(1)	210	1,370	47	40	449	152
Net periodic benefit cost	$2,241	$3,799	$67	$94	$1,198	$707

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Nonunion Defined Benefit Pension Plan

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Benefit election forms were provided to plan participants during the fourth quarter of 2018 and participants could elect any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions during 2019. The plan received an extension from the Pension Benefit Guaranty Corporation (the “PBGC”) to allow additional time for the plan to administer the settlement of the remaining obligation for deferred benefits through the purchase of a nonparticipating annuity contract from an insurance company. The Company will make a cash contribution to the plan for the amount, if any, required to fund benefit distributions and annuity contract purchases in excess of plan assets.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and six months ended June 30, 2019 of $0.3 million (pre-tax), or $0.2 million (after-tax), and $1.6 million (pre-tax), or $1.2 million (after-tax), respectively, related to $3.0 million and $17.9 million of lump-sum benefit distributions from the plan for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, pension settlement expense of $0.4 million (pre-tax), or $0.3 million (after-tax), and $1.1 million (pre-tax), or $0.8 million (after-tax), respectively, was recognized related to $3.7 million and $8.5 million of lump-sum distributions from the plan for the three and six months ended June 30, 2018, respectively. Pension settlement charges related to the plan termination, including those related to an annuity contract purchase are expected to occur in 2019.

In August 2019, the nonunion defined benefit pension plan received a preliminary bid for a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of the remaining participants who were receiving monthly benefit payments from the plan or who did not elect to receive a lump sum benefit upon plan termination. Based on the most recently available actuarial information, including the preliminary bid received in August, nonunion pension settlement expense for the second half of 2019 is estimated to be approximately $2.0 million, or $1.5 million after-tax, and the Company could expect to make a cash contribution to the plan of approximately $7.0 million, which would be deductible for income tax purposes, to fund an annuity contract purchase and the remaining benefit distributions expected to be made from the plan in excess of plan assets. However, there can be no assurances in regards to the required cash funding or pension settlement charges, as the actual amounts are dependent on various factors and will be determined using updated actuarial data. Liquidation of plan assets and settlement of plan obligations for the nonunion defined benefit pension plan is expected to be completed in 2019.

The Company’s short-term rate of return assumption, net of estimated expenses expected to be paid from plan assets, utilized in determining nonunion defined benefit pension expense was lowered from 1.4% for first quarter 2019 to 0.0% for the second and third quarters of 2019, as estimated expenses expected to be paid from plan assets are expected to offset investment returns on plan assets which were held in money market mutual funds as of June 30, 2019.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2019:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2018	$33,373
Interest cost	486
Actuarial gain(1)	(661)
Benefits paid	(18,125)
Benefit obligations at June 30, 2019	15,073
Change in plan assets
Fair value of plan assets at December 31, 2018	26,646
Actual return on plan assets	241
Benefits paid	(18,125)
Fair value of plan assets at June 30, 2019	8,762
Funded status at period end(2)	$(6,311)

Accumulated benefit obligation	$15,073

(1)	The plan recognized an actuarial gain on lump-sum distributions related to benefit elections for plan termination which had been included in the actuarial estimate for the annuity contract purchase as of the December 31, 2018 measurement date.
(2)	Recognized within current portion of pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2019.

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

As of June 30, 2019, the outstanding withdrawal liability totaled $22.3 million, of which $0.6 million and $21.7 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $24.4 million at June 30, 2019, which is equal to the present value of the future withdrawal liability payments, discounted at a 3.6% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2018 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30	December 31
	2019	2018
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(8,685)	$(11,821)
Interest rate swap	(364)	801
Foreign currency translation	(2,355)	(2,816)

Total	$(11,404)	$(13,836)

After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(10,421)	$(12,749)
Interest rate swap	(269)	591
Foreign currency translation	(1,739)	(2,080)

Total	$(12,429)	$(14,238)

(1)	Includes $4.0 million related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities which will be reversed to retained earnings upon extinguishment of the nonunion defined benefit pension plan expected to occur in 2019. The reclassification of stranded income tax effects related to this item is not permitted by ASC Topic 220 which the Company adopted as of January 1, 2018.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2019 and 2018:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	84	603	(860)	341
Amounts reclassified from accumulated other comprehensive loss	1,725	1,725	—	—
Net current-period other comprehensive income (loss)	1,809	2,328	(860)	341

Balances at June 30, 2019	$(12,429)	$(10,421)	$(269)	$(1,739)

Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	4,377	3,890	779	(292)
Amounts reclassified from accumulated other comprehensive loss	1,931	1,931	—	—
Net current-period other comprehensive income (loss)	6,308	5,821	779	(292)

Balances at June 30, 2018	$(17,842)	$(17,285)	$1,134	$(1,691)

(1)	The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220.

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Six Months Ended June 30
	2019	2018
	(in thousands)
Amortization of net actuarial loss	$(706)	$(1,562)
Amortization of prior service credit	17	47
Pension settlement expense	(1,634)	(1,085)
Total, pre-tax	(2,323)	(2,600)
Tax benefit	598	669
Total, net of tax	$(1,725)	$(1,931)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2019		2018
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,052	$0.08	$2,058
Second quarter	$0.08	$2,050	$0.08	$2,058

On July 25, 2019, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 9, 2019.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2018, the Company had $22.3 million remaining under the program for repurchases of its common stock. During the six months ended June 30, 2019, the Company purchased 168,535 shares for an aggregate cost of $5.2 million, leaving $17.1 million available for repurchase of common stock under the program.

NOTE I – SHARE-BASED COMPENSATION

Stock Awards

As of December 31, 2018, the Company had outstanding restricted stock units (“RSUs”) granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). On April 30, 2019, the Company’s stockholders approved the ArcBest Ownership Incentive Plan (the “Ownership Incentive Plan”) to amend and restate the 2005 Plan. The Ownership Incentive Plan provides for the granting of 4.0 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units. The Company had outstanding RSUs granted under the Ownership Incentive Plan as of June 30, 2019.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2019	1,436,983	$25.81
Granted	386,520	$27.75
Vested	(142,594)	$39.87
Forfeited(1)	(18,456)	$26.56
Outstanding – June 30, 2019	1,662,453	$25.05

(1)	Forfeitures are recognized as they occur.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$24,376	$1,233	$29,264	$11,187
Effect of unvested restricted stock awards	(11)	(4)	(26)	(31)
Adjusted net income	$24,365	$1,229	$29,238	$11,156
Denominator:
Weighted-average shares	25,554,286	25,670,325	25,562,306	25,656,674
Earnings per common share	$0.95	$0.05	$1.14	$0.43

Diluted
Numerator:
Net income	$24,376	$1,233	$29,264	$11,187
Effect of unvested restricted stock awards	(11)	(4)	(25)	(30)
Adjusted net income	$24,365	$1,229	$29,239	$11,157
Denominator:
Weighted-average shares	25,554,286	25,670,325	25,562,306	25,656,674
Effect of dilutive securities	877,306	1,029,224	920,705	996,608
Adjusted weighted-average shares and assumed conversions	26,431,592	26,699,549	26,483,011	26,653,282
Earnings per common share	$0.92	$0.05	$1.10	$0.42

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For the three- and six-month periods ended June 30, 2019 and 2018, outstanding stock awards of 0.2 million and 0.1 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, legal, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the ArcBest Board of Directors, and certain technology investments. Shared services costs attributable to the operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the operating segments. Management believes the methods used to allocate expenses are reasonable.

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, truckload-dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground.

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

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments. Approximately 19% and 16% of FleetNet’s revenues for the three and six months ended June 30, 2019, respectively, are for services provided to the Asset-Based and ArcBest segments compared to approximately 3% for the same periods of 2018.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)
REVENUES
Asset-Based	$559,648	$559,239	$1,065,727	$1,041,354
ArcBest	181,173	199,987	354,377	381,920
FleetNet	51,722	46,792	104,981	94,551
Other and eliminations	(21,053)	(12,668)	(41,756)	(24,474)
Total consolidated revenues	$771,490	$793,350	$1,483,329	$1,493,351

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$297,016	$286,750	$577,292	$556,529
Fuel, supplies, and expenses	66,853	65,040	131,580	127,233
Operating taxes and licenses	12,214	11,910	24,612	23,666
Insurance	7,598	7,979	15,589	14,607
Communications and utilities	4,529	4,135	9,149	8,656
Depreciation and amortization	21,743	21,362	42,723	42,292
Rents and purchased transportation	57,687	63,253	107,599	109,386
Shared services	56,013	56,825	106,725	102,432
Multiemployer pension fund withdrawal liability charge(1)	—	37,922	—	37,922
Gain on sale of property and equipment	(1,587)	(266)	(1,621)	(399)
Other	1,404	948	2,286	2,247
Total Asset-Based	523,470	555,858	1,015,934	1,024,571

ArcBest
Purchased transportation	147,552	162,920	287,657	311,292
Supplies and expenses	2,858	3,538	5,632	6,768
Depreciation and amortization	3,055	3,597	6,206	7,005
Shared services	23,141	23,536	46,172	45,404
Other	2,445	2,546	4,858	4,427
Restructuring costs(2)	—	143	—	152
Total ArcBest	179,051	196,280	350,525	375,048

FleetNet	50,696	45,763	102,467	92,001
Other and eliminations	(16,927)	(7,707)	(29,388)	(14,150)
Total consolidated operating expenses	$736,290	$790,194	$1,439,538	$1,477,470

(1)	ABF Freight recorded a one-time charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Teamsters and Trucking Industry Pension Fund
(2)	Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)
OPERATING INCOME
Asset-Based	$36,178	$3,381	$49,793	$16,783
ArcBest	2,122	3,707	3,852	6,872
FleetNet	1,026	1,029	2,514	2,550
Other and eliminations	(4,126)	(4,961)	(12,368)	(10,324)
Total consolidated operating income	$35,200	$3,156	$43,791	$15,881

OTHER INCOME (COSTS)
Interest and dividend income	$1,616	$714	$3,094	$1,240
Interest and other related financing costs	(2,811)	(2,013)	(5,693)	(4,072)
Other, net(1)	(445)	(1,123)	(1,036)	(3,324)
Total other income (costs)	(1,640)	(2,422)	(3,635)	(6,156)
INCOME BEFORE INCOME TAXES	$33,560	$734	$40,156	$9,725

(1)	Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$361,116	$355,913	$704,784	$684,670
Rents, purchased transportation, and other costs of services	236,053	253,540	457,078	477,296
Fuel, supplies, and expenses	80,700	84,884	160,036	163,530
Depreciation and amortization(1)	27,434	27,187	53,971	53,673
Other	30,987	30,408	63,669	59,663
Multiemployer pension fund withdrawal liability charge(2)	—	37,922	—	37,922
Restructuring costs(3)	—	340	—	716
	$736,290	$790,194	$1,439,538	$1,477,470
(1)	Includes amortization of intangible assets.
(2)	ABF Freight recorded a one-time charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Teamsters and Trucking Industry Pension Fund.
(3)	Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 61 underground tanks located in 18 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

At June 30, 2019 and December 31, 2018, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands, except per share data)
REVENUES
Asset-Based	$559,648	$559,239	$1,065,727	$1,041,354

ArcBest	181,173	199,987	354,377	381,920
FleetNet	51,722	46,792	104,981	94,551
Total Asset-Light	232,895	246,779	459,358	476,471

Other and eliminations	(21,053)	(12,668)	(41,756)	(24,474)
Total consolidated revenues	$771,490	$793,350	$1,483,329	$1,493,351

OPERATING INCOME
Asset-Based(1)	$36,178	$3,381	$49,793	16,783

ArcBest	2,122	3,707	3,852	6,872
FleetNet	1,026	1,029	2,514	2,550
Total Asset-Light	3,148	4,736	6,366	9,422

Other and eliminations	(4,126)	(4,961)	(12,368)	(10,324)
Total consolidated operating income	$35,200	$3,156	$43,791	15,881

NET INCOME	$24,376	$1,233	$29,264	11,187

DILUTED EARNINGS PER SHARE	$0.92	$0.05	$1.10	0.42
(1)	ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.

Our consolidated revenues, which totaled $771.5 million and $1,483.3 million for the three and six months ended June 30, 2019, respectively, decreased 2.8% and 0.7% compared to the same prior-year periods. The decreases in consolidated revenues reflect a 5.6% and 3.6% decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments), partially offset by a 0.1% and 2.3% increase in our Asset-Based revenues for the three and six months ended June 30, 2019, respectively, compared to the same prior-year periods. Our Asset-Based revenue growth was impacted by a 4.1% and 5.9% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges, for the three- and six-month periods ended June 30, 2019, respectively, versus the same periods of 2018, partially offset by decreases in total tonnage per day of 3.4% and 3.3%, respectively, primarily due to declines in shipment levels and weight per shipment. The decline in revenues of our Asset-Light operations for the three and six months ended June 30, 2019, compared to the same periods of 2018, is primarily due to decreases in revenue per shipment of 9.8% and 8.3%, respectively, and declines in shipments per day of 1.6% and 1.3%, respectively, for the ArcBest segment, associated with lower market prices and more available capacity in the truckload market compared to the prior-year periods, partially offset by revenue improvement for the FleetNet segment on higher service event volume. On a combined basis, the Asset-Light operating segments generated approximately 29% and 30% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2019, respectively.

For the three and six months ended June 30, 2019, consolidated operating income totaled $35.2 million and $43.8 million, compared to $3.2 million and $15.9 million, respectively, for the same periods of 2018. Our operating results for the three and six months ended June 30, 2018 were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share for the three-month period ended June 30, 2018, recorded by ABF Freight in second quarter 2018 for a multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed within the Asset-Based Segment Overview section of Results of Operations. Excluding the impact of this one-time charge, our consolidated operating results for the three and six months ended June 30, 2019, compared to the same prior-year periods, declined primarily due to the lower revenues previously described combined with the matters further described within the discussions of segment results, including business mix changes and expense impacts. Restructuring charges related to the realignment of our organizational structure of $0.3 million and $0.7 million were reported on a consolidated basis for the three and six months ended June 30, 2018, respectively, with no comparable costs recognized during the same periods of 2019.

The loss reported in the “Other and eliminations” line, which totaled $4.1 million and $12.4 million for the three and six months ended June 30, 2019, respectively, compared to $5.0 million and $10.3 million for the same periods of 2018, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $0.9 million decrease in the loss in “Other and eliminations” in second quarter 2019, compared to second quarter 2018, was primarily due to lower expenses for certain incentive plans, partially offset by investments in technology. For the six months ended June 30, 2019, the $2.1 million increase in the loss reported in “Other and eliminations,” compared to the same period of 2018, was primarily due to investments in technology partially offset by lower expenses for certain incentive plans. As a result of our ongoing investments in technology, including the design and development of digital business platforms, and the seasonal impact of shared service allocations of other corporate costs, we expect the loss reported in “Other and eliminations” for third quarter 2019 to approximate $5.0 million and to be approximately $25.0 million for full year 2019.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement charges, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.02 and $0.08 to diluted earnings per share for the three- and six-month periods ended June 30, 2019, respectively, and contributed $0.03 and $0.04 per diluted per share, for the same respective prior-year periods.

Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $0.4 million, or $0.01 per diluted share, and $1.7 million, or $0.06 per diluted share, for the three and six months ended June 30, 2019, respectively, compared to $1.3 million, or $0.05 per diluted share, and $2.8 million, or $0.11 per diluted share, for the three and six months ended June 30, 2018, respectively. Pension settlement charges related to the plan termination, including those related to an annuity contract purchase, are expected to occur in 2019. In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions during 2019. The plan received an extension from the Pension Benefit Guaranty Corporation (the “PBGC”) to allow additional time for the plan to administer the settlement of the remaining obligation for deferred benefits through the purchase of a nonparticipating annuity contract from an insurance company. In August 2019, the nonunion defined benefit pension plan received a preliminary bid for a nonparticipating annuity contract from an insurance company. Based on the most recently available actuarial information, including the preliminary bid received in August, nonunion pension settlement expense for the second half of 2019 is estimated to be approximately $2.0 million, or $1.5 million after-tax, and we estimate making a cash contribution to the plan of approximately $7.0 million, which would be deductible for income tax purposes, to fund an annuity contract purchase and the remaining benefit distributions expected to be made from the plan in excess of plan assets. However, there can be no assurances in regards to the required cash funding or pension settlement charges, as the actual amounts are dependent on various factors and will be determined using updated actuarial data.

For the six months ended June 30, 2018, consolidated net income and earnings per share were impacted by provisional tax benefits of $2.7 million, or $0.10 per diluted share, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). Consolidated net income and earnings per share for the six months ended June 30, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, including the impact of the Tax Reform Act, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share for the three and six months ended June 30, 2019 and 2018, are further described within the Income Taxes section of MD&A.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)
Net income	$24,376	$1,233	$29,264	$11,187
Interest and other related financing costs	2,811	2,013	5,693	4,072
Income tax provision (benefit)(1)	9,184	(499)	10,892	(1,462)
Depreciation and amortization	27,434	27,187	53,971	53,673
Amortization of share-based compensation	2,801	1,674	4,859	3,544
Amortization of net actuarial losses of benefit plans and pension settlement expense	586	1,119	2,340	2,647
Multiemployer pension fund withdrawal liability charge(2)	—	37,922	—	37,922
Restructuring charges(3)	—	340	—	716
Consolidated Adjusted EBITDA	$67,192	$70,989	$107,019	$112,299
(1)	Includes provisional tax benefits of $2.7 million for the six months ended June 30, 2018 as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act, as further discussed in the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.
(3)	Restructuring charges relate to the realignment of the Company’s organizational structure.

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

The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2018 Annual Report on Form 10-K, include:

●	overall customer demand for Asset-Based transportation services, including the impact of economic factors;
●	volume of transportation services provided, primarily measured by average daily shipment weight (“tonnage”), which influences operating leverage as the level of tonnage and number of shipments vary;
●	prices obtained for services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and
●	ability to manage cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

As of June 2019, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement, although the phase-in of an additional week of vacation results in a higher annual percentage increase in the earlier months of the agreement through the fourth quarter of 2019. The contractual wage rate under the 2018 ABF NMFA increased 1.4% effective July 1, 2019, and the average health, welfare, and pension benefit contribution rate is expected to increase approximately 2.2% effective primarily on August 1, 2019. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract would represent an additional increase in costs under the 2018 ABF NMFA.

As more fully described in the Asset-Based Operations section of Results of Operations within MD&A in Item 7 of the Company’s 2018 Annual Report on Form 10-K, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any preexisting withdrawal liability and at a lower future contribution rate. ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability as of June 30, 2018, when the transition agreement was determined to be probable. In accordance with the transition agreement, ABF Freight made an initial lump sum cash payment of $15.1 million in third quarter 2018 and the remainder of the withdrawal liability, which had an initial aggregate present value of $22.8 million, will be settled with monthly payments to the New England Pension Fund over a period of 23 years. In accordance with current tax law, these payments are deductible for income taxes when paid.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	53.1%	51.3%	54.2%	53.5%
Fuel, supplies, and expenses	11.9	11.6	12.3	12.2
Operating taxes and licenses	2.2	2.1	2.3	2.3
Insurance	1.4	1.4	1.5	1.4
Communications and utilities	0.8	0.7	0.9	0.8
Depreciation and amortization	3.9	3.8	4.0	4.1
Rents and purchased transportation	10.3	11.3	10.1	10.5
Shared services	10.0	10.2	10.0	9.8
Multiemployer pension fund withdrawal liability charge(1)	—	6.8	—	3.6
Gain on sale of property and equipment	(0.3)	—	(0.2)	—
Other	0.2	0.2	0.2	0.2
	93.5%	99.4%	95.3%	98.4%

Asset-Based Operating Income	6.5%	0.6%	4.7%	1.6%
(1)	ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2019	2018	% Change	2019	2018	% Change
Workdays	63.5	64.0		126.5	127.5
Billed revenue(1) per hundredweight, including fuel surcharges	$35.11	$33.73	4.1%	$34.90	$32.96	5.9%
Pounds	1,608,974,193	1,679,165,530	(4.2)%	3,069,793,182	3,198,278,511	(4.0)%
Pounds per day	25,338,176	26,236,961	(3.4)%	24,267,140	25,084,537	(3.3)%
Shipments per day	20,036	20,272	(1.2)%	19,629	19,456	0.9%
Shipments per DSY(2) hour	0.438	0.446	(1.8)%	0.436	0.442	(1.4)%
Pounds per DSY(2) hour	553.58	577.27	(4.1)%	538.70	570.45	(5.6)%
Pounds per shipment	1,265	1,294	(2.2)%	1,236	1,289	(4.1)%
Pounds per mile(3)	19.57	19.91	(1.7)%	19.46	19.99	(2.7)%
Average length of haul (miles)	1,040	1,048	(0.8)%	1,032	1,042	(1.0)%
(1)	Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.
(2)	Dock, street, and yard (“DSY”) measures are further discussed in Asset-Based Operating Expenses within this section of Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in its local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.
(3)	Total pounds per mile is used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2019 totaled $559.6 million and $1,065.7 million, respectively, compared to $559.2 million and $1,041.4 million, respectively, for the same periods of 2018. Billed revenue (as described in footnote (1) to the key operating statistics table) increased 0.5% and 2.4% on a per-day basis for the three and six months ended June 30, 2019, respectively, compared to the same prior-year periods. The increases in total billed revenue reflect a 4.1% and 5.9% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2019, respectively, partially offset by a 3.4% and 3.3% decrease in tonnage per day, respectively, compared to the same periods of 2018. The number of workdays was fewer by one half of a day in second quarter 2019 and by one day in the six months ended June 30, 2019, versus the same periods in 2018.

The increase in total billed revenue per hundredweight during the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018, reflects yield improvement initiatives, including general rate increases, contract renewals, and further implementation of space-based pricing, partially offset by the impact of a higher proportion of truckload-rated spot business. We have continued to implement our space-based pricing program, which we introduced in third quarter 2017, by applying cubic minimum charges (“CMC”) on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved in recent years, as more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2018 Annual Report on Form 10-K. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 4, 2019 and April 16, 2018, although the rate changes vary by lane and shipment characteristics. Approximately one third of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other two thirds of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2019 increased approximately 3.1% and 3.6%, respectively, compared to the same periods of 2018. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL-rated business during the three and six months ended June 30, 2019 had high-single-digit percentage increases, compared to the same periods of 2018. Throughout the first six months of 2019, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. Our standard fuel surcharge program impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

The 3.4% decrease in tonnage per day for the three months ended June 30, 2019, compared to the same period of 2018, reflects a mid-single digit percentage decrease in LTL-rated tonnage, partially offset by low-single digit percentage growth in truckload-rated freight. Total shipments per day decreased 1.2% and average weight per shipment declined 2.2% for the three-month period ended June 30, 2019, compared to the same period of 2018. The 3.3% decrease in tonnage per day for the six months ended June 30, 2019, compared to the same period of 2018, reflects lower LTL-rated and truckload-rated tonnage levels. Shipments per day increased 0.9% while average weight per shipment declined 4.1% for the six-month period ended June 30, 2019, compared to the same period of 2018. The lower weight per shipment for the three and six months ended June 30, 2019, compared to the same periods of 2018, reflects the effect of softer economic conditions on shipment size combined with increased capacity in the truckload market which offered more available capacity for customers to utilize truckload carriers for some of their large-sized shipments. In a reversal of the trend our Asset-Based segment has experienced in recent quarters, LTL-rated shipment levels declined in second quarter 2019, while truckload-rated shipment levels increased due to adding more volume-quoted spot shipments to improve the efficiency of our linehaul network.

Asset-Based Revenues — July 2019

Asset-Based billed revenues for the month of July 2019 decreased approximately 1.5% compared to July 2018 on a per-day basis. Total tonnage decreased approximately 2.0% per day, reflecting a higher mix of truckload-rated business. In July 2019, truckload-rated tonnage increased by a double-digit percentage, while LTL-rated tonnage decreased by a high-single-digit percentage, compared to the same prior-year period. Total shipments per day decreased approximately 3% in July 2019, compared to July 2018. Total weight per shipment increased approximately 1.0% in July 2019, with the weight per shipment on LTL-rated shipments down approximately 5%, versus the same prior-year period, reflecting changes in account mix. Total billed revenue per hundredweight for July 2019 increased approximately 0.5% compared to the July 2018 measure. High-single-digit percentage increases in revenue per hundredweight, excluding fuel surcharge, for the Asset-Based segment’s LTL-rated business were offset by lower yield on truckload-rated spot shipments moving in the Asset-Based network due to more available truckload market capacity in 2019.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $36.2 million and $49.8 million for the three and six months ended June 30, 2019, respectively, compared to $3.4 million and $16.8 million, respectively, for the same periods of 2018. The Asset-Based segment operating ratio improved by 5.9 and 3.1 percentage points for the three and six months ended June 30, 2019, respectively, over the same prior-year periods. The 2018 periods include the $37.9 million one-time charge recognized in second quarter 2018 for the multiemployer plan withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension fund, as previously discussed in the Asset-Based Segment Overview. Excluding the one-time charge, the Asset-Based operating ratio increased by 0.9 and 0.5 percentage points for the three and six months ended June 30, 2019, respectively, versus the comparable 2018 periods, as revenue growth from continued strength in account pricing was more than offset by higher operating costs, including investments in technology to create a best-in-class customer experience. Costs related to these technology investments increased Asset-Based operating expenses by approximately $1.0 million and approximately $2.0 million for the three and six months ended June 30, 2019, respectively. We continue to make investments in technology, equipment, facilities, and other areas to address our customers’ evolving needs, and we anticipate the cost of these investments to total approximately $8.0 million for the Asset-Based segment in 2019. For the six-month period ended June 30, 2019, operating income was negatively impacted by approximately $2.0 million due to weather events in first quarter 2019 that reduced business levels and unfavorably impacted labor. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 53.1% and 54.2% of Asset-Based segment revenues for the three- and six-month periods ended June 30, 2019, compared to 51.3% and 53.5% for the same periods of 2018, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.2% effective July 1, 2018, and the average health, welfare, and pension benefit contribution rate increased approximately 1.3% effective primarily on August 1, 2018. Expenses related to the restoration of one week of vacation under the 2018 ABF NMFA also increased salaries, wages, and benefits costs by $2.2 million and $4.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The additional week of vacation under the new labor agreement is accrued as it is earned for anniversary dates that begin on or after April 1, 2018. Salaries, wages, and benefits costs for the three and six months ended June 30, 2019, compared to the same period of 2018, were also impacted by an increase in workers’ compensation expense of $1.8 million and $1.5 million, respectively, primarily due to an increase in severity of claims experience. The segment’s higher labor costs were partially offset by lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. In the midst of a tight labor market, the Asset-Based segment retained freight handling personnel and drivers in the first half of 2019 to maintain customer service levels, despite lower tonnage levels compared to the same prior-year period. These resources allowed for lower utilization of local delivery agents and linehaul purchased transportation as further described in the following paragraph. Although certain productivity measures were negatively impacted by these strategic decisions, management believes the service emphasis provides opportunity to generate improved yields and business levels. Dock and street productivity metrics for the six-month period ended June 30, 2019 also reflect the negative impact of first quarter severe winter weather events previously described, compared to the same period of 2018. As a result, shipments per DSY hour declined 1.8% and 1.4% for the three and six months ended June 30, 2019, compared to the same prior-year periods. Productivity was negatively impacted by shipment profile metrics that increased handling costs for LTL shipments. The lower weight per shipment was a contributing profile factor of the 4.1% and 5.6% decline in pounds per DSY hour for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. Pounds per mile declined 1.7% and 2.7% for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018, reflecting freight profile effects, including lower weight per shipment and shorter length of haul on available freight, while also maintaining service delivery schedules.

Rents and purchased transportation as a percentage of revenue decreased 1.0 and 0.4 percentage points for the three and six months ended June 30, 2019, compared to the same periods of 2018, primarily due to lower utilization of local delivery agents and linehaul purchased transportation as the Asset-Based segment focused on optimizing utilization of owned assets and retained additional labor resources to maintain customer service. The decrease in purchased transportation costs for second quarter 2019 were also impacted by lower rail utilization, as rail miles decreased approximately 6% compared to second quarter 2018. Rail miles were relatively consistent for the six months ended June 30, 2019, compared to the same period of 2018.

Shared services as a percentage of revenue decreased 0.2 percentage points for the three months ended June 30, 2019, compared to the same prior-year period, primarily due to lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers. For the six months ended June 30, 2019, shared services increased 0.2 percentage points primarily due to higher costs related to enhancing the customer experience and initiatives for more streamlined delivery of customer relationship services which reflect investments in digital advertising, technologies, and personnel, partially offset by lower expenses related to certain nonunion performance-based incentive plans.

Gain on sale of property and equipment improved the Asset-Based segment’s operating ratio by 0.3 and 0.2 percentage points for the three and six months ended June 30, 2019, compared to the same periods of 2018, due to a $1.7 million gain recognized in second quarter 2019 on the sale of certain real estate previously used by our service center operations.

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

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2018 Annual Report on Form 10-K. The key indicators necessary to understand our Asset-Light operating results include:

●	customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;
●	prices obtained for services, primarily measured by revenue per shipment or event;
●	availability of market capacity and cost of purchased transportation to fulfill customer shipments; and
●	management of operating costs.

Asset-Light Results

For the three and six months ended June 30, 2019, the combined revenues of our Asset-Light operations totaled $232.9 million and $459.4 million, respectively, compared to $246.8 million and $476.5 million, respectively, for the same periods of 2018. The combined revenues of our Asset-Light operating segments generated approximately 29% and 30% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2019, respectively, compared to 31% for both the three and six months ended June 30, 2018.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	81.4%	81.5%	81.2%	81.5%
Supplies and expenses	1.6	1.7	1.6	1.8
Depreciation and amortization	1.7	1.8	1.7	1.8
Shared services	12.8	11.7	13.0	11.9
Other	1.3	1.3	1.4	1.2
Restructuring costs	—	0.1	—	—
	98.8%	98.1%	98.9%	98.2%

ArcBest Segment Operating Income	1.2%	1.9%	1.1%	1.8%

A comparison of key operating statistics for the ArcBest segment presented in the following table reflects the segment’s combined operations, excluding statistical data related to managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one-third of the ArcBest segment’s total shipments, while the business represents less than 10% of segment revenues for the three and six months ended June 30, 2019. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation solutions transactions.

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Revenue / Shipment	(9.8%)	(8.3%)

Shipments / Day	(1.6%)	(1.3%)

ArcBest segment revenues totaled $181.2 million and $354.4 million for the three and six months ended June 30, 2019, respectively, compared to $200.0 million and $381.9 million, respectively, for the same periods of 2018. The 9.4% and 7.2% decrease in revenues for the three and six months ended June 30, 2019, respectively, compared to the same prior-year periods, primarily reflects decreases in revenue per shipment associated with lower market prices and fewer shipments on a per-day basis resulting from increased available truckload market capacity in the three and six months ended June 30, 2019, compared to the tighter capacity experienced in the same periods of 2018. More truckload market capacity in 2019 was the primary driver of reduced market pricing for expedite and truckload brokerage services compared to the strong market for these services in 2018. The revenue declines for our expedite and truckload brokerage services were partially offset by higher demand for managed transportation solutions and the impact of increased tariffs on the segment’s international services for three and six months ended June 30, 2019, compared to the same periods of 2018.

Operating income decreased $1.6 million and $3.0 million for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018, primarily reflecting the declines in revenue. Purchased transportation costs decreased 0.1 and 0.3 percentage points as a percentage of revenue for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018, primarily due to reduced purchased transportation rates attributable to more available truckload capacity and beneficial growth in our owner-operator fleet. Although the ArcBest segment manages costs with shipment levels, portions of operating costs are fixed in nature and the adjustments which would otherwise be necessary to align the cost structure to corresponding revenue and shipment levels are limited as the segment strives to maintain customer service. Shared services expenses increased 1.1 percentage points as a percentage of revenue in the three and six months ended June 30, 2019, respectively, compared to the same prior-year periods, primarily due to strategic development of our owner-operator fleet and contract carrier capacity in addition to the effect of intersegment cost allocations that are based on shipment or activity levels which declined less than the reduction in revenue per shipment. Elevated costs associated with long-term investment in our owner-operator fleet and contract carrier capacity will continue for the remainder of the year and we expect these investments to increase ArcBest segment expenses by approximately $0.5 million in both the third and fourth quarters of 2019, compared to the same periods of 2018.

ArcBest Segment Revenues – July 2019

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 4.5% on a per-day basis in July 2019, compared to July 2018, and purchased transportation expense was approximately flat between the periods. Available truckload capacity during 2019, compared to the tight capacity environment in 2018, led to lower revenue per shipment and reduced demand for expedite services in July 2019 versus July 2018. Managed transportation solutions continued to have a positive impact on the ArcBest segment’s business in July 2019.

FleetNet Segment

FleetNet’s revenues totaled $51.7 million and $105.0 million for the three and six months ended June 30, 2019, compared to $46.8 million and $94.6 million, respectively, for the same periods of 2018. The 10.5% and 11.0% increase in revenues for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018, was driven by higher service event volume, primarily due to an increase in preventative maintenance service events provided to our Asset-Based segment.

FleetNet’s operating income totaled $1.0 million for each of the three-month periods ended June 30, 2019 and 2018, and totaled $2.5 million and $2.6 million for the six-month periods ended June 30, 2019 and 2018, respectively. FleetNet’s operating income margins for the three and six months ended June 30, 2019, compared to the same periods of 2018, were impacted by lower revenue per event on maintenance services combined with increased operating costs to service the event growth.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(in thousands)
ArcBest Segment
Operating Income(1)	$2,122	$3,707	$3,852	$6,872
Depreciation and amortization(2)	3,055	3,597	6,206	7,005
Restructuring charges(3)	—	143	—	152
Adjusted EBITDA	$5,177	$7,447	$10,058	$14,029

FleetNet Segment
Operating Income(1)	$1,026	$1,029	$2,514	$2,550
Depreciation and amortization	333	264	650	543
Adjusted EBITDA	$1,359	$1,293	$3,164	$3,093

Total Asset-Light
Operating Income(1)	$3,148	$4,736	$6,366	$9,422
Depreciation and amortization	3,388	3,861	6,856	7,548
Restructuring charges(3)	—	143	—	152
Adjusted EBITDA	$6,536	$8,740	$13,222	$17,122
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively, compared to $1.2 million and $2.3 million, respectively, for the same prior-year periods.
(3)	Restructuring costs relate to the realignment of our corporate structure.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents(1)	$181,731	$190,186
Short-term investments(2)	117,657	106,806
Total(3)	$299,388	$296,992

(1)	Cash equivalents consist of money market funds, variable rate demand notes, and, at December 31, 2018, U.S. Treasury securities.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at cost plus amortized premium or discount and accrued interest. At June 30, 2019 and December 31, 2018, cash, cash equivalents, and short-term investments totaling $68.9 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $2.4 million from December 31, 2018 to June 30, 2019. During the six-month period ended June 30, 2019, cash provided by operations was used to repay $20.4 million of long-term debt, net of proceeds; fund $38.1 million of capital expenditures (and an additional $11.0 million of certain Asset-Based revenue equipment was financed with notes payable), net of proceeds from asset sales; fund $5.5 million of internally developed software; purchase $5.2 million of treasury stock; and pay dividends of $4.1 million on common stock.

Cash provided by operating activities during the six months ended June 30, 2019 was $80.5 million, compared to cash provided by operating activities of $119.6 million in the same prior-year period. Net income for the three months ended June 30, 2018, was reduced by a $37.9 million (pre-tax), or $28.2 million (after-tax), one-time charge recognized in second quarter 2018 for the multiemployer plan withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension fund (previously discussed within the Asset-Based Segment Overview section of MD&A Results of Operations). Excluding the effect of establishing the multiemployer pension withdrawal liability, net income declined $10.1 million during the six months ended June 30, 2019 compared to the prior-year period. The $39.1 million decrease in cash provided by operating activities is primarily related to growth in working capital (which resulted in cash outflow), the lower income level and $5.3 million of adjustments to net income for noncash operating expenses and changes in income taxes for the six months ended June 30, 2019, compared to the same period of 2018.

Changes in working capital, which contributed to $24.2 million of the decrease in operating cash flow, were primarily due to decreases in accrued expenses, accounts payable, and other liabilities, partially offset by a decrease in accounts receivable, for the six months ended June 30, 2019, compared to increases in accounts payable, partially offset by an increase in accounts receivable, for the same period of 2018. For the six months ended June 30, 2019, accrued expenses, accounts payable, and other liabilities decreased primarily due to operating lease payments made during the six months ended June 30, 2019 and higher payouts in first quarter 2019 combined with lower accruals during the six months ended June 30, 2019 for certain nonunion performance-based incentive plans, partially offset by higher accruals related to purchased transportation and labor costs in our segment operations. The increase in accounts payable for the six months ended June 30, 2018 was primarily due to an increase in the accrual for equipment received and increases in accruals related to purchased transportation and other expenses in our segment operations related to higher business levels in June 2018 compared to December 31, 2017. Accounts receivable decreased as of June 30, 2019, compared to December 31,

2018, due to improved collection levels, and increased as of June 30, 2018, compared to December 31, 2017, primarily due to higher business levels in June 2018 versus December 2017.

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

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2019. These purchase obligations totaled $122.2 million as of June 30, 2019, with $109.0 million estimated to be paid within the next year, $10.9 million estimated to be paid in the following two-year period, and $2.3 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment and other equipment are included in our 2019 capital expenditure plan. We also have contractual obligations for operating leases, primarily related to our Asset-Based service centers, as of June 30, 2019 which are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $184.6 million, including interest, as of June 30, 2019, a decrease of $10.4 million from December 31, 2018. The scheduled maturities of our long-term debt obligations as of June 30, 2019 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2018 Annual Report on Form 10-K during the six months ended June 30, 2019.

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

As previously disclosed within the Consolidated Results section of Results of Operations, our nonunion defined benefit pension plan was terminated with an effective date of December 31, 2017 and the liquidation of plan assets and settlement of plan obligations is expected to be completed in 2019. In August 2019, the plan received a preliminary bid for a nonparticipating annuity contract from an insurance company. Based on the most recently available actuarial information, including the preliminary bid, we estimate making a cash contribution to the plan to fund an annuity contract purchase and the remaining benefit distributions expected to be made from the plan in excess of plan assets of approximately $7.0 million, which would be deductible for income tax purposes, although there can be no assurances in this regard as the actual contribution amount is dependent on various factors and will be determined using updated actuarial data.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $299.4 million at June 30, 2019. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our revolving credit facility (“Credit Facility”) under our Second Amended and Restated Credit Agreement (“Credit Agreement”) and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $130.0 million and $70.1 million, respectively, at June 30, 2019. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2019, we are continuing to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On July 25, 2019, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 9, 2019. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the six months ended June 30, 2019, we purchased 168,535 shares of our common stock for an aggregate cost of $5.2 million, leaving $17.1 million available for repurchase under the current buyback program.

Our Credit Facility, accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of private-sector entities including large U.S. financial institutions, was jointly convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from LIBOR to an alternative reference rate in the United States. The ARRC selected the Secured Overnight Financing Rate (the “SOFR”) as its preferred replacement for LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The SOFR is calculated by the Federal Reserve Board based on the interest rates banks charge one another in the overnight market, typically called repurchase agreements, and is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

In October 2018, the FASB amended ASC Topic 815, Derivatives and Hedging, to permit the SOFR Overnight Index Swap (OIS) Rate as a U.S. benchmark interest rate. This amendment was effective for us on January 1, 2019 and it did not have an impact on our consolidated financial statements. We are currently reviewing contract language provided by our lenders which would allow for the use of an alternative to LIBOR in calculating the interest rate under our borrowing arrangements. Any such changes to the terms of our borrowing arrangements are anticipated to be effective in 2022 upon our agreement with the lenders as to the replacement reference rate. We anticipate amending such agreements, as appropriate, in the near future. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from the replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2019. We have interest rate swap agreements in place which are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Operating Right-of-Use Assets

The $68.8 million increase in operating right-of-use assets from December 31, 2018 to June 30, 2019 is due to adoption of Accounting Standards Codification Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019, and represents the recognition of right-of-use assets from operating lease agreements in our consolidated balance sheet.

Accounts Payable

The $23.0 million increase in accounts payable from December 31, 2018 to June 30, 2019, is primarily due to a $16.6 million increase in the accrual for equipment received.

Accrued Expenses

Accrued expenses decreased $14.1 million from December 31, 2018 to June 30, 2019, primarily due to payment during the first quarter 2019 of amounts accrued at December 31, 2018 for certain incentive accruals related to our improved operating performance and the current portion of long-term incentive plans, a portion of which are driven by shareholder returns relative to peers, and contributions to defined contribution plans. The impact of these payments on the decrease in accrued expenses was partially offset by accruals for the incentive plans during 2019, as well as an increase in vacation accruals for union employees related, in part, to the restoration of a week of vacation under the 2018 ABF NMFA, and an increase in the workers’ compensation expense accrual due to higher severity of claims experienced during 2019.

Current Portion of Operating Lease Liabilities and Operating Lease Liabilities

The $18.3 million and $54.0 million increases in current and long-term operating lease liabilities, respectively, from December 31, 2018 to June 30, 2019, are due to the January 1, 2019 adoption of ASC Topic 842 and represent the recognition of liabilities from operating lease agreements in our consolidated balance sheet.

Off-Balance Sheet Arrangements

At June 30, 2019, our off-balance sheet arrangements for purchase obligations totaled $122.2 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 27.4% and 27.1% of pre-tax income for the three and six months ended June 30, 2019. Our effective tax benefit rate was 68.0% and 15.0% of pre-tax income for the three and six months ended June 30, 2018. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes for the tax year ended February 28, 2018 were required to be calculated by applying a blended rate to taxable income. In computing total tax expense for the three and six months ended June 30, 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through June 30, 2018. A federal statutory rate of 21.0% was applied to the three and six months ended June 30, 2019.  The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2019 tax rate to vary significantly from the statutory rate. Our full year 2019 tax rate is expected to be approximately 26% to 27%, while the effective rate in any quarter may be impacted by items discrete to that period.

At December 31, 2017, as a result of the Tax Reform Act, we remeasured deferred federal tax assets and liabilities based on the rate at which they were expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first six months of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit of $2.6 million for the six months ended June 30, 2018, which impacted the effective tax benefit rate as noted in the following table. As of December 31, 2018, the accounting for the income tax effects of the Tax Reform Act was complete and all amounts recorded were considered final.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2019		2018		2019		2018
	(in thousands)

Income tax provision at the statutory federal rate(1)	$7,048	21.0%	$154	21.0%	$8,433	21.0%	$2,042	21.0%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	—	—%	(50)	(6.8)%	—	—%	(2,641)	(27.2)%
Impact of the Tax Reform Act on current tax	—	—%	(9)	(1.2)%	—	—%	(69)	(0.7)%
Alternative fuel credit(2)	—	—%	—	—%	—	—%	(1,203)	(12.4)%
Nondeductible expenses and other	355	1.1%	392	53.5%	836	2.1%	911	9.6%
Decrease in valuation allowances	—	—%	(377)	(51.4)%	—	—%	(284)	(2.9)%
Tax expense (benefit) from vested RSUs	410	1.2%	(282)	(38.5)%	408	1.0%	(301)	(3.3)%
Life insurance proceeds and changes in cash surrender value	(114)	(0.3)%	(172)	(23.5)%	(453)	(1.1)%	(196)	(2.0)%
Federal income tax provision (benefit)	$7,699	23.0%	$(344)	(46.9)%	$9,224	23.0%	$(1,741)	(17.9)%
State income tax provision (benefit)	1,485	4.4%	(155)	(21.1)%	1,668	4.1%	279	2.9%
Total provision (benefit) for income taxes	$9,184	27.4%	$(499)	(68.0)%	$10,892	27.1%	$(1,462)	(15.0)%

(1)	For the three and six months ended June 30, 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.
(2)	The six-month period ended June 30, 2018 was impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 was recognized in the first quarter of 2018.

At June 30, 2019, we had $54.8 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2019 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.1 million at June 30, 2019 and at December 31, 2018. As of June 30, 2019, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

In first quarter of 2019, we recorded a deferred tax asset of approximately $19.0 million related to our operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to our operating lease right-of-use assets due to the adoption of ASC Topic 842.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2019, financial reporting income exceeded income determined under income tax law. For the six months ended June 30, 2018, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2019, we made federal, state, and foreign tax payments of $8.9 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2018 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies during the six months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

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

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
4/1/2019-4/30/2019	—	$—	—	$19,644
5/1/2019-5/31/2019	49,500	27.00	49,500	$18,308
6/1/2019-6/30/2019	44,650	26.24	44,650	$17,136
Total	94,150	$26.64	94,150
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

3.4

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8K, filed with the SEC on April 30, 2014, File No. 000-19969, and incorporated herein by reference).

10.1#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#	Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: August 8, 2019	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 8, 2019	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer