Form 10-Q
period 2019-09-30
ARCBEST CORP /DE/
filed 2019-11-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.01 par value	25,506,902 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2019	2018
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,838	$190,186
Short-term investments	124,257	106,806
Accounts receivable, less allowances (2019 – $5,548; 2018 – $7,380)	292,935	297,051
Other accounts receivable, less allowances (2019 – $469; 2018 – $806)	18,122	19,146
Prepaid expenses	25,365	25,304
Prepaid and refundable income taxes	8,186	1,726
Other	5,285	9,007
TOTAL CURRENT ASSETS	657,988	649,226
PROPERTY, PLANT AND EQUIPMENT
Land and structures	339,298	339,640
Revenue equipment	902,289	858,251
Service, office, and other equipment	229,691	199,230
Software	146,789	138,517
Leasehold improvements	10,212	9,365
	1,628,279	1,545,003
Less allowances for depreciation and amortization	948,205	913,815
PROPERTY, PLANT AND EQUIPMENT, net	680,074	631,188
GOODWILL	108,320	108,320
INTANGIBLE ASSETS, net	65,583	68,949
OPERATING RIGHT-OF-USE ASSETS	67,404	—
DEFERRED INCOME TAXES	6,128	7,468
OTHER LONG-TERM ASSETS	85,135	74,080
TOTAL ASSETS	$1,670,632	$1,539,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$160,054	$143,785
Income taxes payable	198	1,688
Accrued expenses	234,863	243,111
Current portion of long-term debt	50,197	54,075
Current portion of operating lease liabilities	18,492	—
Current portion of pension and postretirement liabilities	1,921	8,659
TOTAL CURRENT LIABILITIES	465,725	451,318
LONG-TERM DEBT, less current portion	248,223	237,600
OPERATING LEASE LIABILITIES, less current portion	52,782	—
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	32,059	31,504
OTHER LONG-TERM LIABILITIES	38,151	44,686
DEFERRED INCOME TAXES	70,066	56,441
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2019: 28,801,025 shares, 2018: 28,684,779 shares	288	287
Additional paid-in capital	331,773	325,712
Retained earnings	540,778	501,389
Treasury stock, at cost, 2019: 3,299,669 shares; 2018: 3,097,634 shares	(101,583)	(95,468)
Accumulated other comprehensive loss	(7,630)	(14,238)
TOTAL STOCKHOLDERS’ EQUITY	763,626	717,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,670,632	$1,539,231

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$787,563	$826,158	$2,270,892	$2,319,509

OPERATING EXPENSES	756,355	770,103	2,195,893	2,247,573

OPERATING INCOME	31,208	56,055	74,999	71,936

OTHER INCOME (COSTS)
Interest and dividend income	1,768	1,120	4,862	2,360
Interest and other related financing costs	(2,900)	(2,470)	(8,593)	(6,542)
Other, net	(6,734)	(714)	(7,770)	(4,038)
	(7,866)	(2,064)	(11,501)	(8,220)

INCOME BEFORE INCOME TAXES	23,342	53,991	63,498	63,716

INCOME TAX PROVISION	7,072	13,215	17,964	11,753

NET INCOME	$16,270	$40,776	$45,534	$51,963

EARNINGS PER COMMON SHARE
Basic	$0.64	$1.58	$1.78	$2.02
Diluted	$0.62	$1.52	$1.72	$1.94

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,527,982	25,697,509	25,550,365	25,670,435
Diluted	26,416,595	26,795,659	26,461,668	26,708,259

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(Unaudited)
	(in thousands)
NET INCOME	$16,270	$40,776	$45,534	$51,963

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2019 – Three-month period $310, Nine-month period $100; 2018 – Three-month period $2,038, Nine-month period $689)	(894)	(5,877)	(291)	(1,987)
Pension settlement expense, including termination expense, net of tax of: (2019 – Three-month period $651, Nine-month period $1,072; 2018 – Three-month period $134, Nine-month period $413)	5,850	384	7,063	1,190
Amortization of unrecognized net periodic benefit costs, net of tax of: (2019 – Three-month period $75, Nine-month period $252; 2018 – Three-month period $146, Nine-month period $536)
Net actuarial loss	222	438	746	1,598
Prior service credit	(6)	(17)	(18)	(52)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2019 – Three-month period $120, Nine-month period $425; 2018 – Three-month period $59, Nine-month period $334)	(338)	167	(1,198)	946
Change in foreign currency translation, net of tax of: (2019 – Three-month period $12, Nine-month period $108; 2018 – Three-month period $45, Nine-month period $58)	(35)	127	306	(165)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	4,799	(4,778)	6,608	1,530

TOTAL COMPREHENSIVE INCOME	$21,069	$35,998	$52,142	$53,493

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				4,888				4,888
Other comprehensive income, net of tax							1,850	1,850
Tax effect of share-based compensation plans			(8)					(8)
Share-based compensation expense			2,058					2,058
Purchase of treasury stock					74	(2,663)		(2,663)
Dividends declared on common stock				(2,052)				(2,052)
Balance at March 31, 2019	28,685	$287	$327,762	$504,225	3,172	$(98,131)	$(12,388)	$721,755
Net income				24,376				24,376
Other comprehensive income, net of tax							(41)	(41)
Issuance of common stock under share-based compensation plans	101	1	(1)					—
Tax effect of share-based compensation plans			(1,174)					(1,174)
Share-based compensation expense			2,801					2,801
Purchase of treasury stock					94	(2,508)		(2,508)
Dividends declared on common stock				(2,050)				(2,050)
Balance at June 30, 2019	28,786	$288	$329,388	$526,551	3,266	$(100,639)	$(12,429)	$743,159
Net income				16,270				16,270
Other comprehensive income, net of tax							4,799	4,799
Issuance of common stock under share-based compensation plans	15	—	—					—
Tax effect of share-based compensation plans			(24)					(24)
Share-based compensation expense			2,409					2,409
Purchase of treasury stock					34	(944)		(944)
Dividends declared on common stock				(2,043)				(2,043)
Balance at September 30, 2019	28,801	$288	$331,773	$540,778	3,300	$(101,583)	$(7,630)	$763,626

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - CONTINUED

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				9,954				9,954
Other comprehensive income, net of tax							4,072	4,072
Issuance of common stock under share-based compensation plans	3	—	—					—
Tax effect of share-based compensation plans			(41)					(41)
Share-based compensation expense			1,870					1,870
Purchase of treasury stock					5	(201)		(201)
Dividends declared on common stock				(2,058)				(2,058)
Balance at March 31, 2018	28,499	$285	$321,265	$450,267	2,857	$(86,265)	$(20,078)	$665,474
Net income				1,233				1,233
Other comprehensive income, net of tax							2,236	2,236
Issuance of common stock under share-based compensation plans	43	—	—					—
Tax effect of share-based compensation plans			(44)					(44)
Share-based compensation expense			1,674					1,674
Dividends declared on common stock				(2,058)				(2,058)
Balance at June 30, 2018	28,542	$285	$322,895	$449,442	2,857	$(86,265)	$(17,842)	$668,515
Net income				40,776				40,776
Other comprehensive income, net of tax							(4,778)	(4,778)
Issuance of common stock under share-based compensation plans	6	—	—					—
Tax effect of share-based compensation plans			(3)					(3)
Share-based compensation expense			2,641					2,641
Dividends declared on common stock				(2,060)				(2,060)
Balance at September 30, 2018	28,548	$285	$325,533	$488,158	2,857	$(86,265)	$(22,620)	$705,091

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2019	2018
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$45,534	$51,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,967	78,305
Amortization of intangibles	3,365	3,394
Pension settlement expense, including termination expense	8,135	1,603
Share-based compensation expense	7,268	6,185
Provision for losses on accounts receivable	832	1,937
Change in deferred income taxes	14,099	3,697
Gain on sale of property and equipment	(1,384)	(188)
Gain on sale of subsidiaries	—	(1,945)
Changes in operating assets and liabilities:
Receivables	4,216	(47,287)
Prepaid expenses	(265)	1,013
Other assets	(4,236)	(4,826)
Income taxes	(7,883)	5,675
Operating right-of-use assets and lease liabilities, net	526	—
Multiemployer pension fund withdrawal liability	(435)	22,744
Accounts payable, accrued expenses, and other liabilities	(11,726)	51,309
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,013	173,579

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(69,773)	(39,249)
Proceeds from sale of property and equipment	4,748	2,917
Proceeds from sale of subsidiaries	—	4,680
Purchases of short-term investments	(105,747)	(67,121)
Proceeds from sale of short-term investments	88,730	47,878
Capitalization of internally developed software	(8,500)	(7,411)
NET CASH USED IN INVESTING ACTIVITIES	(90,542)	(58,306)

FINANCING ACTIVITIES
Payments on long-term debt	(43,773)	(49,967)
Proceeds from notes payable	9,552	—
Net change in book overdrafts	(5,570)	(1,975)
Deferred financing costs	(562)	(202)
Payment of common stock dividends	(6,145)	(6,176)
Purchases of treasury stock	(6,115)	(201)
Payments for tax withheld on share-based compensation	(1,206)	(88)
NET CASH USED IN FINANCING ACTIVITIES	(53,819)	(58,609)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,348)	56,664
Cash and cash equivalents at beginning of period	190,186	120,772
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$183,838	$177,436

NONCASH INVESTING ACTIVITIES
Equipment financed	$40,966	$71,575
Accruals for equipment received	$18,949	$438
Lease liabilities arising from obtaining right-of-use assets	$26,810	$—

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationTM (the “Company”) is the parent holding company of freight transportation and integrated logistics businesses providing innovative solutions. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries; ArcBest®, the Company’s asset-light logistics operation; and FleetNet®. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2019. As of September 2019, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. The following policies have been updated during the nine months ended September 30, 2019 for the adoption of accounting standard updates disclosed within this Note.

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

The majority of the Company’s lease portfolio consists of real property operating leases related to facilities used in the Asset-Based segment service center operations. The lease portfolio also includes operating leases related to certain revenue equipment used in the ArcBest segment operations as well as a small number of office equipment finance leases. Management has recorded the right-of-use assets and associated lease liabilities for operating leases on the consolidated balance sheet as of September 30, 2019 in accordance with ASC Topic 842. Finance leases are not material to the consolidated financial statements.

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

The U.S. Securities and Exchange Commission (the “SEC”) issued Final Rule 33-10618, FAST Act Modernization and Simplification of Regulation S-K, (“Final Rule 33-10618”) in March 2019 to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. Effective April 2, 2019, the final rule allows registrants to redact confidential information from most exhibits filed with the SEC without filing a confidential treatment request. Effective May 2, 2019, the final rule requires registrants to include the trading symbol for each class of registered securities on the cover page of certain SEC forms. The eXtensible Business Reporting Language (“XBRL”) reporting requirements of the final rule for tagging data on the cover page of certain SEC filings and the use of hyperlinks for information that is incorporated by reference and available on EDGAR became effective for the Company with the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$159,249	$124,938
Variable rate demand notes(1)(2)	14,647	19,786
Money market funds(3)	9,942	42,470
U.S. Treasury securities(4)	—	2,992
Total cash and cash equivalents	$183,838	$190,186

Short-term investments
Certificates of deposit(1)	$75,175	$82,949
U.S. Treasury securities(4)	49,082	23,857
Total short-term investments	$124,257	$106,806

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2019 and December 31, 2018, cash, cash equivalents, and short-term investments totaling $54.4 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2019		2018
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	40,000	40,000	40,000	40,000
Notes payable(3)	188,326	192,291	181,409	181,560
	$298,326	$302,291	$291,409	$291,560

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$9,942	$9,942	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,071	3,071	—	—
Interest rate swaps(3)	12	—	12	—
	$13,025	$13,013	$12	$—
Liabilities:
Interest rate swaps(3)	$834	$—	$834	$—

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$42,470	$42,470	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,342	2,342	—	—
Interest rate swaps(3)	801	—	801	—
	$45,613	$44,812	$801	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2019 and December 31, 2018 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in accrued expenses. At December 31, 2018, the fair value of the contingent consideration for an earn-out agreement related to the September 2016 acquisition of LDS represents the final accrued payment and was based on calculations performed for the earn-out period which ended August 31, 2018. In January 2019, final payment of the contingent consideration was released from an escrow account reported in other current assets in the consolidated balance sheets.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $107.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both September 30, 2019 and December 31, 2018.

Intangible assets consisted of the following:

		September 30, 2019			December 31, 2018
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$60,431	$27,410	$33,021	$60,431	$24,130	$36,301
Other	9	1,032	770	262	1,032	684	348
	14	61,463	28,180	33,283	61,463	24,814	36,649
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$93,763	$28,180	$65,583	$93,763	$24,814	$68,949

The future amortization for intangible assets acquired through business acquisitions as of September 30, 2019 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2019	$1,116
2020	4,454
2021	4,412
2022	4,385
2023	4,287
Thereafter	14,629
Total amortization	$33,283

NOTE D – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of approximately $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional provisional reduction of net deferred income tax liabilities of $0.8 million and $3.5 million was recognized in the three and nine months ended September 30, 2018, respectively, related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate was 30.3% and 28.3% for the three and nine months ended September 30, 2019, respectively, and the effective tax rate was 24.5% and 18.4% for the three and nine months ended September 30, 2018, respectively.

In addition to the provisional effect on net deferred tax liabilities described above, the Company recorded a provisional reduction in current income tax expense of $1.3 million and less than $0.1 million at December 31, 2017 and September 30, 2018, respectively, as a result of the Tax Reform Act, to reflect the Company’s use of a fiscal year rather than a calendar year for U.S. income tax filing. Due to the fact that the Company’s fiscal tax year included the effective date of the rate change under the Tax Reform Act, taxes were required to be calculated by applying a blended rate to the taxable income for the taxable year ended February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal year prior to and after the effective date of the rate change. In computing total tax expense for the three and nine months ended

September 30, 2018, a 32.74% blended federal statutory rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through September 2018. A federal statutory rate of 21.0% was applied to the three and nine months ended September 30, 2019.

The accounting for the income tax effects of the Tax Reform Act was completed as of December 31, 2018, and all amounts recorded were considered final.

For the three and nine months ended September 30, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, tax expense from the vesting of stock awards, and noncash pension settlement expense related to changes in other comprehensive income for which there was no tax benefit. For the nine months ended September 30, 2018, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from the $3.5 million provisional reduction of net deferred income tax liabilities, as previously discussed, and the $1.2 million alternative fuel tax credit related to the year ended December 31, 2017 which was recognized in first quarter 2018 due to the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The difference between the Company’s effective tax rate and the federal statutory rate for the three and nine months ended September 30, 2018 also resulted from state income taxes, nondeductible expenses, changes in tax valuation allowances, the tax benefit from the vesting of stock awards, and changes in the cash surrender value of life insurance.

As of September 30, 2019, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2019 and concluded that, other than for certain deferred tax assets related to state contribution carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled less than $0.1 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively.

The Company had reserves for uncertain tax positions of $1.0 million at September 30, 2019 and December 31, 2018.

In first quarter of 2019, the Company recorded a deferred tax asset of approximately $19.0 million related to operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to operating lease right-of-use assets due to the adoption of ASC Topic 842.

The Company paid federal, state, and foreign income taxes of $11.7 million during the nine months ended September 30, 2019, and paid $3.6 million of foreign and state income taxes during the nine months ended September 30, 2018. The Company received refunds of less than $0.1 million of state income taxes and refunds of $1.1 million of federal and state income taxes that were paid in prior years during the nine months ended September 30, 2019 and 2018, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Operating leases have remaining terms of less than 10 years, some of which include one or more options to renew, with renewal option terms up to five years, and some of which include options to terminate the leases within the next three years. The right-of-use assets and lease liabilities as of September 30, 2019 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of September 30, 2019 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in CPI index, rent payments that are based on usage, and other lease related payments subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The Company has a small number of finance leases recorded in property, plant and equipment and long-term debt related to structures and office equipment that are immaterial to the consolidated financial statements.

The components of operating lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease expense	$5,651	$16,632
Variable lease expense	878	2,491
Sublease income	(99)	(235)

Total operating lease expense	$6,430	$18,888

Rental expense for operating leases, excluding expenses related to leases with initial terms of less than one year, totaled approximately $5.0 million and approximately $14.5 million, net of sublease income, for the three and nine months ended September 30, 2018, respectively.

The operating cash flows from operating lease activity were as follows:

Nine Months Ended
September 30, 2019
(in thousands)
Noncash change in operating right-of-use assets	$15,093
Change in operating lease liabilities	(14,567)
Operating right-use-of-assets and lease liabilities, net	$526

Cash paid for amounts included in the measurement of operating lease liabilities	$(16,256)

Supplemental balance sheet information related to operating lease liabilities was as follows:

	September 30, 2019
	(in thousands, except lease term and discount rate)
		Land and	Equipment
Operating leases	Total	Structures	and Others
Operating right-of-use assets (long-term)	$67,404	$65,906	$1,498

Operating lease liabilities (current)	$18,492	$17,498	$994
Operating lease liabilities (long-term)	52,782	52,285	497
Total operating lease liabilities	$71,274	$69,783	$1,491

Weighted-average remaining lease term (in years)	5.4
Weighted-average discount rate	3.88%

Maturities of operating lease liabilities at September 30, 2019 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other
	(in thousands)
Remainder of 2019	$5,419	$5,156	$263
2020	20,131	19,132	999
2021	15,604	15,334	270
2022	11,189	11,189	—
2023	8,068	8,068	—
Thereafter	18,676	18,676	—
Total lease payments	79,087	77,555	1,532
Less imputed interest	(7,813)	(7,772)	(41)
Total	$71,274	$69,783	$1,491

(1)	Excludes future minimum payments for a lease which was executed but had not yet commenced as of September 30, 2019 of $34.7 million which will be paid over 12 years. The Company plans to take possession of the leased space in mid-2020.

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

	September 30	December 31
	2019	2018
	(in thousands)
Credit Facility (interest rate of 3.2%(1) at September 30, 2019)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 3.0% at September 30, 2019)	40,000	40,000
Notes payable (weighted-average interest rate of 3.4% at September 30, 2019)	188,326	181,409
Finance lease obligations (weighted-average interest rate of 5.3% at September 30, 2019)	94	266
	298,420	291,675
Less current portion	50,197	54,075
Long-term debt, less current portion	$248,223	$237,600

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 2.98% and 3.10% based on the margin of the Credit Facility as of September 30, 2019 and December 31, 2018, respectively.

Scheduled maturities of long-term debt obligations as of September 30, 2019 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$58,779	$1,951	$1,023	$55,721	$84
Due after one year through two years	55,830	1,687	873	53,263	7
Due after two years through three years	88,632	1,668	40,000	46,961	3
Due after three years through four years	33,068	1,694	—	31,374	—
Due after four years through five years	15,896	1,733	—	14,163	—
Due after five years	70,000	70,000	—	—	—
Total payments	322,205	78,733	41,896	201,482	94
Less amounts representing interest	23,785	8,733	1,896	13,156	—
Long-term debt	$298,420	$70,000	$40,000	$188,326	$94

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of finance lease obligations include maximum amounts due under rental adjustment clauses contained in the finance lease agreements.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	September 30	December 31
	2019	2018
	(in thousands)
Revenue equipment	$260,019	$264,396
Land and structures (service centers)	1,794	1,794
Software	1,508	1,484
Service, office, and other equipment	15,485	5,941
Total assets securing notes payable or held under finance leases	278,806	273,615
Less accumulated depreciation and amortization(1)	76,962	79,961
Net assets securing notes payable or held under finance leases	$201,844	$193,654

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under the Third Amended and Restated Credit Agreement which was amended and restated in September 2019 (the “Credit Agreement”) to increase the initial maximum credit amount from $200.0 million to $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company option to request additional revolving commitments or incremental term loans thereunder increased from $100.0 million to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of September 30, 2019, the Company had available borrowing capacity of $180.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2019.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 2.98% based on the margin of the Credit Facility as of September 30, 2019. The fair value of the interest rate swap of less than $0.1 million and $0.3 million was recorded in other long-term assets in the consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount which will start on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of September 30, 2019. The fair value of the interest rate swap of $0.8 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2019. At December 31, 2018, the fair value of the interest rate swap of $0.5 million was recorded in other long-term assets in the consolidated balance sheet.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at September 30, 2019 and December 31, 2018, and the change in the unrealized income or loss on the interest rate swaps for the three and nine months ended September 30, 2019 and 2018 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at September 30, 2019.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2019, $40.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2019.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2019, standby letters of credit of $12.2 million have been issued under the program, which reduced the available borrowing capacity to $72.8 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2019, the Company had letters of credit outstanding of $12.8 million (including $12.2 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2019, surety bonds outstanding related to the self-insurance program totaled $62.3 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $30.0 million and $50.5 million for revenue equipment and other equipment during the three and nine months ended September 30, 2019, respectively.

Subsequent to September 30, 2019, the Company financed the purchase of an additional $24.9 million of revenue equipment and software through promissory note arrangements as of November 1, 2019.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Service cost	$—	$—	$—	$—	$80	$92
Interest cost	138	1,136	9	27	303	209
Expected return on plan assets	29	(363)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(8)	(23)
Pension settlement expense(1)	2,530	518	—	—	—	—
Amortization of net actuarial loss(2)	50	494	24	20	225	76
Net periodic benefit cost	$2,747	$1,785	$33	$47	$600	$354

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Service cost	$—	$—	$—	$—	$240	$275
Interest cost	624	3,259	29	81	909	628
Expected return on plan assets	(60)	(1,142)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(25)	(70)
Pension settlement expense(1)	4,164	1,603	—	—	—	—
Amortization of net actuarial loss(2)	260	1,864	71	60	674	228
Net periodic benefit cost	$4,988	$5,584	$100	$141	$1,798	$1,061

(1)	The presentation of net periodic pension cost for the three and nine months ended September 30, 2019 excludes a $4.0 million noncash pension termination expense which is further described within this Note.
(2)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Nonunion Defined Benefit Pension Plan

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Benefit election forms were provided to plan participants during the fourth quarter of 2018 and participants could elect any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions through third quarter 2019. The plan received an extension from the Pension Benefit Guaranty Corporation (the “PBGC”) to allow additional time for the plan to administer the settlement of the remaining obligation for deferred benefits through the purchase of a nonparticipating annuity contract from an insurance company.

The benefit obligations of the nonunion defined benefit pension plan were settled in third quarter 2019. The plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of approximately 120 plan participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation for the vested benefits of 30 plan participants who could not be located for payment was transferred to the PBGC.

The Company recognized pension settlement expense as a component of net periodic benefit cost of the nonunion defined benefit pension plan for the three and nine months ended September 30, 2019 of $2.5 million (pre-tax), or $1.9 million (after-tax), and $4.2 million (pre-tax), or $3.1 million (after-tax), respectively. Pension settlement expense for the three and nine months ended September 30, 2019 was related to lump-sum benefit distributions from the plan of $16.0 million and $33.9 million, respectively, which included third quarter 2019 payments of $14.0 million to purchase the annuity contract and $1.5 million to transfer the remaining benefit obligation to the PBGC. During the three and nine months ended September 30, 2019, an additional $4.0 million pension termination expense (with no tax benefit) was recorded with pension settlement expense in the “Other, net” line of other income (costs) in the consolidated statements of operations. This noncash charge was related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. The stranded amount originally related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities. For the three and nine months ended September 30, 2018, pension settlement expense of $0.5 million (pre-tax), or $0.4 million (after-tax), and $1.6 million (pre-tax), or $1.2 million (after-tax), respectively, was recognized related to $3.1 million and $11.6 million of lump-sum distributions from the plan for the three and nine months ended September 30, 2018, respectively.

The Company made $7.7 million of tax-deductible cash contributions to the plan in third quarter 2019 to fund the plan benefit and expense distributions in excess of plan assets. The nonunion defined benefit plan was substantially liquidated as of September 30, 2019 and liquidation is expected to be completed in 2019.

The Company’s short-term rate of return assumption, net of estimated expenses expected to be paid from plan assets, utilized in determining nonunion defined benefit pension expense was lowered from 1.4% for first quarter 2019 to 0.0% for the second and third quarters of 2019, as estimated expenses expected to be paid from plan assets were expected to offset investment returns on plan assets which were held in money market mutual funds during 2019.

The following table discloses the changes in benefit obligations and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2019:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2018	$33,373
Interest cost	624
Actuarial loss(1)	300
Benefits paid	(34,297)
Benefit obligations at September 30, 2019	—
Change in plan assets
Fair value of plan assets at December 31, 2018	26,646
Actual return on plan assets	(30)
Employer contributions	7,710
Benefits paid	(34,297)
Fair value of plan assets at September 30, 2019	29
Funded status at period end(2)	$29

Accumulated benefit obligation	$—

(1)	The plan recognized an actuarial loss related to the settlement of benefit obligations for missing participants which were transferred to the PBGC, partially offset by an actuarial gain related to the difference between the actual amounts distributed for lump-sum benefits and the annuity contract purchase versus the actuarial estimates made for these obligations as of the December 31, 2018 measurement date.
(2)	Recognized within other current assets in the accompanying consolidated balance sheet at September 30, 2019.

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

As more fully described in Note I to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability for which ABF Freight recognized a one-time charge of $37.9 million (pre-tax) as of September 30, 2018. In accordance with the transition agreement, ABF Freight made an initial lump sum cash payment of $15.1 million in third quarter 2018 and the remainder of the withdrawal liability, which had an initial aggregate present value of $22.8 million, will be settled with monthly payments to the New England Pension Fund over a period of 23 years. In accordance with current tax law, these payments are deductible for income taxes when paid.

As of September 30, 2019, the outstanding withdrawal liability to the New England Pension Fund totaled $22.2 million, of which $0.6 million and $21.6 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $25.4 million at September 30, 2019, which is equal to the present value of the future withdrawal liability payments, discounted at a 3.1% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2018 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2019	2018
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(7,068)	$(11,821)
Interest rate swap	(822)	801
Foreign currency translation	(2,402)	(2,816)

Total	$(10,292)	$(13,836)

After-tax amounts:
Unrecognized net periodic benefit costs	$(5,249)	$(12,749)
Interest rate swap	(607)	591
Foreign currency translation	(1,774)	(2,080)

Total	$(7,630)	$(14,238)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2019 and 2018:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	(1,183)	(291)	(1,198)	306
Amounts reclassified from accumulated other comprehensive loss	7,791	7,791	—	—
Net current-period other comprehensive income (loss)	6,608	7,500	(1,198)	306

Balances at September 30, 2019	$(7,630)	$(5,249)	$(607)	$(1,774)

Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	(1,206)	(1,987)	946	(165)
Amounts reclassified from accumulated other comprehensive loss	2,736	2,736	—	—
Net current-period other comprehensive income (loss)	1,530	749	946	(165)

Balances at September 30, 2018	$(22,620)	$(22,357)	$1,301	$(1,564)

(1)	The Company elected to reclassify certain stranded income tax effects in accumulated other comprehensive loss to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220.

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Nine Months Ended September 30
	2019	2018
	(in thousands)
Amortization of net actuarial loss(3)	$(1,005)	$(2,152)
Amortization of prior service credit	25	70
Pension settlement expense, including termination expense(3)(4)	(8,135)	(1,603)
Total, pre-tax	(9,115)	(3,685)
Tax benefit	1,324	949
Total, net of tax(3)	$(7,791)	$(2,736)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the nine months ended September 30, 2019, amounts included in accumulated other comprehensive loss related to the nonunion defined benefit pension plan were reclassed to net income in their entirety upon settlement of the pension plan obligations in third quarter 2019. These amounts include amortization of net actuarial loss of $0.3 million (pre-tax) and pension settlement expense, including termination expense, of $8.1 million (pre-tax) which were recognized in the “Other, net” line of other income (costs). These reclassifications impacted net income by $7.3 million for the nine months ended September 30, 2019.
(4)	The nine months ended September 30, 2019 includes a $4.0 million noncash pension termination expense (with no tax benefit) related to an amount which was stranded in accumulated other comprehensive loss until the pension benefit obligation was settled upon plan termination (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2019		2018
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,052	$0.08	$2,058
Second quarter	$0.08	$2,050	$0.08	$2,058
Third quarter	$0.08	$2,043	$0.08	$2,060

On October 29, 2019, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 12, 2019.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2018, the Company had $22.3 million remaining under the program for repurchases of its common stock. During the nine months ended September 30, 2019, the Company purchased 202,035 shares for an aggregate cost of $6.1 million, leaving $16.2 million available for repurchase of common stock under the program.

NOTE I – SHARE-BASED COMPENSATION

Stock Awards

As of December 31, 2018, the Company had outstanding restricted stock units (“RSUs”) granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). On April 30, 2019, the Company’s stockholders approved the ArcBest Ownership Incentive Plan (the “Ownership Incentive Plan”) to amend and restate the 2005 Plan. The Ownership Incentive Plan provides for the granting of 4.0 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units. The Company had outstanding RSUs granted under the Ownership Incentive Plan as of September 30, 2019.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2019	1,436,983	$25.81
Granted	386,840	$27.75
Vested	(157,994)	$40.15
Forfeited(1)	(19,676)	$26.32
Outstanding – September 30, 2019	1,646,153	$24.89

(1)	Forfeitures are recognized as they occur.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$16,270	$40,776	$45,534	$51,963
Effect of unvested restricted stock awards	(2)	(98)	(28)	(128)
Adjusted net income	$16,268	$40,678	$45,506	$51,835
Denominator:
Weighted-average shares	25,527,982	25,697,509	25,550,365	25,670,435
Earnings per common share	$0.64	$1.58	$1.78	$2.02

Diluted
Numerator:
Net income	$16,270	$40,776	$45,534	$51,963
Effect of unvested restricted stock awards	(2)	(94)	(28)	(124)
Adjusted net income	$16,268	$40,682	$45,506	$51,839
Denominator:
Weighted-average shares	25,527,982	25,697,509	25,550,365	25,670,435
Effect of dilutive securities	888,613	1,098,150	911,303	1,037,824
Adjusted weighted-average shares and assumed conversions	26,416,595	26,795,659	26,461,668	26,708,259
Earnings per common share	$0.62	$1.52	$1.72	$1.94

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For each of the three- and nine-month periods ended September 30, 2019 and 2018, outstanding stock awards of 0.2 million and 0.1 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

As previously announced in its Current Report on Form 8-K dated October 22, 2019, the Company began a pilot test program in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely. During third quarter 2019, the presentation of operating expenses was modified to present innovative technology costs associated with the pilot test program as a separate operating expense line item for the Asset-Based segment and for the summary of consolidated expenses by category. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on total consolidated expenses or total segment expenses as a result of the reclassifications.

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

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments. Approximately 19% and 17% of FleetNet’s revenues for the three and nine months ended September 30, 2019, respectively, are for services provided to the Asset-Based and ArcBest segments compared to approximately 6% and 4% for the same periods of 2018.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)
REVENUES
Asset-Based	$565,621	$585,290	$1,631,348	$1,626,644
ArcBest	199,758	205,449	554,135	587,369
FleetNet	53,976	50,494	158,957	145,045
Other and eliminations	(31,792)	(15,075)	(73,548)	(39,549)
Total consolidated revenues	$787,563	$826,158	$2,270,892	$2,319,509

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$296,503	$292,082	$873,795	$848,611
Fuel, supplies, and expenses(1)	65,738	63,936	195,502	191,163
Operating taxes and licenses	12,865	12,261	37,477	35,927
Insurance	7,646	9,448	23,235	24,055
Communications and utilities	5,064	4,308	14,181	12,964
Depreciation and amortization	23,776	22,200	66,370	64,492
Rents and purchased transportation	61,102	70,946	167,234	180,332
Shared services(1)	56,031	57,472	161,664	158,042
Multiemployer pension fund withdrawal liability charge(2)	—	—	—	37,922
Gain on sale of property and equipment	(82)	(123)	(1,703)	(522)
Innovative technology costs(1)(3)	4,664	1,080	9,200	2,947
Other(1)	592	1,530	2,878	3,778
Total Asset-Based	533,899	535,140	1,549,833	1,559,711

ArcBest
Purchased transportation	164,521	164,322	452,178	475,614
Supplies and expenses	2,780	3,522	8,412	10,290
Depreciation and amortization	2,607	3,558	8,813	10,563
Shared services	25,032	23,453	71,204	68,857
Other	2,366	2,546	7,224	6,973
Restructuring costs(4)	—	—	—	152
Gain on sale of subsidiaries(5)	—	(1,945)	—	(1,945)
Total ArcBest	197,306	195,456	547,831	570,504

FleetNet	52,805	49,406	155,272	141,407
Other and eliminations	(27,655)	(9,899)	(57,043)	(24,049)
Total consolidated operating expenses	$756,355	$770,103	$2,195,893	$2,247,573

(1)	As previously discussed in this Note, the presentation of Asset-Based segment expenses was modified in third quarter 2019 to present innovative technology costs as a separate operating expense line item. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation.
(2)	The nine months ended September 30, 2018 includes a one-time $37.9 million pre-tax charge ABF Freight recorded in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight previously discussed in this Note.
(4)	Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.
(5)	Gain recognized in the 2018 periods relates to the sale of the ArcBest segment’s military moving businesses in December 2017.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)
OPERATING INCOME
Asset-Based	$31,722	$50,150	$81,515	$66,933
ArcBest	2,452	9,993	6,304	16,865
FleetNet	1,171	1,088	3,685	3,638
Other and eliminations	(4,137)	(5,176)	(16,505)	(15,500)
Total consolidated operating income	$31,208	$56,055	$74,999	$71,936

OTHER INCOME (COSTS)
Interest and dividend income	$1,768	$1,120	$4,862	$2,360
Interest and other related financing costs	(2,900)	(2,470)	(8,593)	(6,542)
Other, net(1)	(6,734)	(714)	(7,770)	(4,038)
Total other income (costs)	(7,866)	(2,064)	(11,501)	(8,220)
INCOME BEFORE INCOME TAXES	$23,342	$53,991	$63,498	$63,716

(1)	Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies. The three and nine months ended September 30, 2019 include a noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive loss until the pension benefit obligation was settled upon plan termination (see Note G).

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$363,902	$363,348	$1,068,685	$1,048,018
Rents, purchased transportation, and other costs of services	249,110	265,042	706,200	742,338
Fuel, supplies, and expenses	81,023	82,188	241,059	245,718
Depreciation and amortization(1)	29,361	28,026	83,332	81,699
Other	32,959	31,449	96,617	91,112
Multiemployer pension fund withdrawal liability charge(2)	—	—	—	37,922
Restructuring costs(3)	—	50	—	766
	$756,355	$770,103	$2,195,893	$2,247,573
(1)	Includes amortization of intangible assets.
(2)	ABF Freight recorded a one-time charge in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Teamsters and Trucking Industry Pension Fund.
(3)	Restructuring costs relate to the realignment of the Company’s corporate structure as further described in Note N to the consolidated financial statements in Item 8 of the Company’s 2018 Annual Report on Form 10-K.

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 60 underground tanks located in 17 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

At September 30, 2019 and December 31, 2018, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.6 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation and integrated logistics services to deliver innovative solutions. Our operations are conducted through our three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest®, our asset-light logistics operation; and FleetNet®. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands, except per share data)
REVENUES
Asset-Based	$565,621	$585,290	$1,631,348	$1,626,644

ArcBest	199,758	205,449	554,135	587,369
FleetNet	53,976	50,494	158,957	145,045
Total Asset-Light	253,734	255,943	713,092	732,414

Other and eliminations	(31,792)	(15,075)	(73,548)	(39,549)
Total consolidated revenues	$787,563	$826,158	$2,270,892	$2,319,509

OPERATING INCOME
Asset-Based(1)	$31,722	$50,150	$81,515	$66,933

ArcBest	2,452	9,993	6,304	16,865
FleetNet	1,171	1,088	3,685	3,638
Total Asset-Light	3,623	11,081	9,989	20,503

Other and eliminations	(4,137)	(5,176)	(16,505)	(15,500)
Total consolidated operating income	$31,208	$56,055	$74,999	$71,936

NET INCOME(2)	$16,270	$40,776	$45,534	$51,963

DILUTED EARNINGS PER SHARE(2)	$0.62	$1.52	$1.72	$1.94
(1)	The nine months ended September 30, 2018 includes a one-time $37.9 million pre-tax charge ABF Freight recorded in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.
(2)	The tax benefits and credits, including the impact of the Tax Reform Act, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share for the three and nine months ended September 30, 2019 and 2018, are further described within this Consolidated Results of Operations and the Income Taxes sections of MD&A.

Our consolidated revenues, which totaled $787.6 million and $2,270.9 million for the three and nine months ended September 30, 2019, respectively, decreased 4.7% and 2.1% compared to the same prior-year periods. The decrease in consolidated revenues for third quarter 2019, versus third quarter 2018, reflects a 3.4% decrease in our Asset-Based revenues and a 0.9% decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). For the nine-month period ended September 30, 2019, the decrease in our consolidated revenues reflects a 2.6% decline in revenues of our Asset-Light operations, partially offset by a 0.3% improvement in our Asset-Based revenues, compared to the same period of 2018. The decline in our third quarter 2019 Asset-Based revenues was impacted by a 4.6% decrease in total tonnage per day, partially offset by a 1.5% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges. The year-over-year increase in our Asset-Based revenues for the nine months ended September 30, 2019 is primarily due to a 4.3% increase in yield, partially offset by the impact of a 3.7% decline in total tonnage per day. Declines in our Asset-Based tonnage per day for the three and nine months ended September 30, 2019 reflect decreases in shipment levels and weight per shipment. The revenue decreases of our Asset-Light operations for the three and nine months ended September 30, 2019, compared to the same periods of 2018, are primarily due to lower revenue per shipment for the ArcBest segment of 7.9% and 8.1%, respectively, and declines in shipments per day of 1.9% and 1.5%, respectively, associated with lower market prices and more available capacity in the truckload market. The Asset-Light revenue decrease in the ArcBest segment was partially offset by revenue improvement for the FleetNet segment on higher service event volume. On a combined basis, the Asset-Light operating segments generated approximately 31% and 30% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2019, consolidated operating income totaled $31.2 million and $75.0 million, compared to $56.1 million and $71.9 million, respectively, for the same periods of 2018. Our operating results for the nine months ended September 30, 2018 were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recorded by ABF Freight in second quarter 2018 for a multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed within the Asset-Based Segment Overview section of Results of Operations. Excluding the impact of this one-time charge, our consolidated operating results for the three and nine months ended September 30, 2019, compared to the same prior-year periods, declined primarily due to the lower revenues previously described, combined with the matters further described within the discussions of segment results, including business mix changes and expense impacts, as well as certain other expenses described in the following paragraphs which are meaningful to the analysis of our consolidated operating results.

Innovative technology costs related to a freight handling pilot test program at ABF Freight, which are further discussed in the Asset-Based Segment Overview section of Results of Operations, impacted consolidated results by $4.7 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted share, for the three months ended September 30, 2019, compared to $1.8 million (pre-tax), or $1.3 million (after-tax) and $0.05 per diluted share, for the same period of 2018. For the nine months ended September 30, 2019, these innovative technology costs were $11.1 million (pre-tax), or $8.5 million (after-tax) and $0.32 per diluted share, compared to $4.1 million (pre-tax), or $3.0 million (after-tax) and $0.11 per diluted share, for the same period of 2018. During the three and nine months ended September 30, 2019, the Asset-Based segment also incurred conversion costs to comply with the electronic logging device (“ELD”) mandate, which are further discussed in the Asset-Based Segment Overview section of Results of Operations, of $1.8 million (pre-tax), or $1.3 million (after-tax) and $0.05 per diluted share, for the three months ended September 30, 2019, and $2.4 million (pre-tax), or $1.8 million (after-tax) and $0.07 per diluted share, for the nine months ended September 30, 2019, with no comparable costs recognized during the same periods of 2018.

The year-over-year comparisons of consolidated operating results were impacted by lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, which were $9.7 million and $20.4 million lower for the three and nine months ended September 30, 2019, respectively, than the same periods of 2018. The decreases in these fringe benefit costs were partially offset by higher nonunion healthcare costs, which increased $3.2 million and $4.3 million for the three and nine months ended September 30, 2019, compared to the same prior-year periods, due to an increase in the average cost per health claim and higher prescription drug costs. Consolidated operating results for the three and nine months ended September 30, 2018 benefited from a $1.9 million gain on sale of subsidiaries related to the sale of ArcBest’s military moving business in December 2017. Restructuring charges related to the realignment of our organizational structure totaled less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2018, with no comparable costs recognized during the same periods of 2019.

The loss reported in the “Other and eliminations” line, which totaled $4.1 million and $16.5 million for the three and nine months ended September 30, 2019, respectively, compared to $5.2 million and $15.5 million, respectively, for the same periods of 2018, includes expenses related to investments to develop and design various ArcBest technology and innovations, as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $1.0 million decrease in the loss reported in “Other and eliminations” in third quarter 2019, compared to third quarter 2018, was primarily due to lower expenses for certain incentive plans. For the nine months ended September 30, 2019, the $1.0 million increase in the loss in “Other and eliminations,” compared to the same period of 2018, was primarily due to investments in technology, partially offset by lower expenses for certain incentive plans. As a result of our ongoing investments in technology, including the design and development of digital business platforms, and the seasonal impact of shared service allocations of other corporate costs, we expect the loss reported in “Other and eliminations” for fourth quarter 2019 to approximate $8.0 million and to be approximately $24.0 million for full year 2019, compared to a loss of $22.7 million in 2018.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement charges, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $0.02 and $0.10 to diluted earnings per share for the three- and nine-month periods ended September 30, 2019, respectively, and contributed $0.05 and $0.08 per diluted per share, for the same respective prior-year periods.

In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions through third quarter 2019, when the benefit obligations of the nonunion defined benefit pension plan were settled. In third quarter 2019, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation for the vested benefits of participants who could not be located for payment was transferred to the Pension Benefit Guaranty Corporation (the “PBGC”). Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $2.0 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, compared to $1.3 million and $4.1 million for the three and nine months ended September 30, 2018, respectively. For each of these periods, pension settlement charges related to lump-sum benefit distributions and, for the 2019 periods, the plan’s purchase of the annuity contract and transfer of the remaining benefit obligation to the PBGC. During the three and nine months ended September 30, 2019, consolidated net income and earnings per share were also impacted by a $4.0 million noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. We made $7.7 million of tax-deductible cash contributions to the plan in third quarter 2019 to fund the plan benefit and expense distributions in excess of plan assets. The nonunion defined benefit plan was substantially liquidated as of September 30, 2019 and liquidation is expected to be completed in 2019.

For the three and nine months ended September 30, 2018, consolidated net income and earnings per share were impacted by provisional tax benefits of $0.8 million, or $0.03 per diluted share, and $3.5 million, or $0.13 per diluted share, respectively, as a result of recognizing a reasonable estimate of the tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). Consolidated net income and earnings per share for the nine months ended September 30, 2018 were also impacted by a tax credit of $1.2 million, or $0.05 per diluted share, for the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017. The tax benefits and credits, including the impact of the Tax Reform Act, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share for the three and nine months ended September 30, 2019 and 2018, are further described within the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of our Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Third Amended and Restated Credit Agreement (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)
Net income	$16,270	$40,776	$45,534	$51,963
Interest and other related financing costs	2,900	2,470	8,593	6,542
Income tax provision(1)	7,072	13,215	17,964	11,753
Depreciation and amortization	29,361	28,026	83,332	81,699
Amortization of share-based compensation	2,409	2,641	7,268	6,185
Amortization of net actuarial losses of benefit plans and pension settlement expense, including termination expense(2)	6,800	1,108	9,140	3,755
Multiemployer pension fund withdrawal liability charge(3)	—	—	—	37,922
Restructuring charges(4)	—	50	—	766
Consolidated Adjusted EBITDA	$64,812	$88,286	$171,831	$200,585
(1)	Includes provisional tax benefits of $0.8 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, as a result of recognizing a reasonable estimate of the tax effects of the Tax Reform Act and, for the nine-month period, a tax credit of $1.2 million related to the February 2018 retroactive reinstatement of the alternative fuel tax credit related to the year ended December 31, 2017, as further discussed in the Income Taxes section of MD&A and Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	The three and nine months ended September 30, 2019 include a $4.0 million noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination.
(3)	The nine months ended September 30, 2018 includes a one-time $37.9 million pre-tax charge ABF Freight recorded in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.
(4)	Restructuring charges relate to the realignment of the Company’s organizational structure.

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

As of September 2019, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement, although the phase-in of an additional week of vacation results in a higher annual percentage increase in the earlier months of the agreement through the fourth quarter of 2019. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract would represent an additional increase in costs under the 2018 ABF NMFA.

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

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	52.4%	49.9%	53.6%	52.2%
Fuel, supplies, and expenses(1)	11.6	10.9	12.0	11.7
Operating taxes and licenses	2.3	2.1	2.3	2.2
Insurance	1.4	1.6	1.4	1.5
Communications and utilities	0.9	0.7	0.9	0.8
Depreciation and amortization	4.2	3.8	4.0	4.0
Rents and purchased transportation	10.8	12.1	10.2	11.1
Shared services(1)	9.9	9.8	9.9	9.7
Multiemployer pension fund withdrawal liability charge(2)	—	—	—	2.3
Gain on sale of property and equipment	—	—	(0.1)	—
Innovative technology costs(1)	0.8	0.2	0.6	0.2
Other(1)	0.1	0.3	0.2	0.2
	94.4%	91.4%	95.0%	95.9%

Asset-Based Operating Income	5.6%	8.6%	5.0%	4.1%
(1)	During third quarter 2019, the presentation of the Asset-Based segment’s operating expenses was modified to present innovative technology costs as a separate operating expense line item. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on the segment’s total expenses as a result of the reclassifications. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional disclosure of the expense category reclassifications.
(2)	The nine months ended September 30, 2018 includes a one-time $37.9 million pre-tax charge ABF Freight recorded in second quarter 2018 for the multiemployer pension plan withdrawal liability resulting from the transition agreement with the New England Pension Fund.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2019	2018	% Change	2019	2018	% Change
Workdays	63.5	63.0		190.0	190.5
Billed revenue(1) per hundredweight, including fuel surcharges	$36.35	$35.83	1.5%	$35.38	$33.92	4.3%
Pounds	1,552,739,025	1,614,220,578	(3.8)%	4,622,532,207	4,812,499,089	(3.9)%
Pounds per day	24,452,583	25,622,549	(4.6)%	24,329,117	25,262,462	(3.7)%
Shipments per day	20,027	20,835	(3.9)%	19,762	19,912	(0.8)%
Shipments per DSY(2) hour	0.440	0.446	(1.3)%	0.437	0.444	(1.6)%
Pounds per DSY(2) hour	537.69	548.13	(1.9)%	538.36	562.76	(4.3)%
Pounds per shipment	1,221	1,230	(0.7)%	1,231	1,269	(3.0)%
Pounds per mile(3)	18.73	18.77	(0.2)%	19.21	19.56	(1.8)%
Average length of haul (miles)	1,040	1,043	(0.3)%	1,035	1,042	(0.7)%
(1)	Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.
(2)	Dock, street, and yard (“DSY”) measures are further discussed in Asset-Based Operating Expenses within this section of Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in its local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.
(3)	Total pounds per mile is used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2019 totaled $565.6 million and $1,631.3 million, respectively, compared to $585.3 million and $1,626.6 million, respectively, for the same periods of 2018. Billed revenue (as described in footnote (1) to the key operating statistics table) decreased 3.2% on a per-day basis for the three months ended September 30, 2019, compared to the same prior-year period, primarily reflecting a 4.6% decrease in tonnage per day, partially offset by a 1.5% increase in total billed revenue per hundredweight, including fuel surcharges. For the nine months ended September 30, 2019, billed revenue increased 0.5% on a per-day basis, compared to the same prior-year period, primarily reflecting a 4.3% increase in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 3.7% decrease in tonnage per day. Third quarter 2019 had an additional one half of a workday, versus third quarter 2018, and the nine-month period ended September 30, 2019 had one half of a workday less than the same period of 2018.

The increases in total billed revenue per hundredweight during the three- and nine-month periods ended September 30, 2019, compared to the same periods of 2018, reflect yield improvement initiatives, including general rate increases, contract renewals, and further implementation of space-based pricing, partially offset by the impact of a higher proportion of truckload-rated spot business. Our space-based pricing program, which we introduced in third quarter 2017, applies cubic minimum charges (“CMC”) on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved in recent years, as more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2018 Annual Report on Form 10-K. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 4, 2019 and April 16, 2018, although the rate changes vary by lane and shipment characteristics. Approximately one third of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other two thirds of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2019 increased approximately 2.9% and 3.4%, respectively, compared to the same periods of 2018. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL-rated business during the three and nine months ended September 30, 2019 had high-single-digit percentage increases, compared to the same periods of 2018. Throughout the first nine months of 2019, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. Our standard fuel surcharge program impacts approximately 35% of Asset-Based shipments and primarily affects noncontractual customers. There can be no assurances that the current pricing trend will continue. The competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

The 4.6% decrease in tonnage per day for the three months ended September 30, 2019, compared to the same period of 2018, reflects a 10.0% decrease in LTL-rated tonnage, partially offset by double-digit percentage growth in truckload-rated freight. The 3.7% decrease in tonnage per day for the nine months ended September 30, 2019, compared to the same period of 2018, reflects a mid-single digit percentage decrease in LTL-rated tonnage, partially offset by a slight increase in truckload-rated tonnage levels. For the three and nine months ended September 30, 2019, total shipments per day decreased 3.9% and 0.8%, respectively, and average weight per shipment declined 0.7% and 3.0%, respectively, compared to the same periods of 2018. The lower weight per shipment for the three and nine months ended September 30, 2019, compared to the same periods of 2018, reflects the impact of softer economic conditions which have the effect of reducing the size of customers’ shipments combined with increased capacity in the truckload market which enables customers to utilize truckload carriers for some of their larger-sized LTL-rated shipments. In a reversal of quarterly trends through the first quarter of 2019, our Asset-Based segment has experienced declines in LTL-rated shipment levels in the second and third quarters of 2019, while truckload-rated shipment levels increased due to adding more volume-quoted spot shipments to improve the efficiency of our linehaul network.

Asset-Based Revenues — October 2019

Asset-Based billed revenues for the month of October 2019 decreased approximately 7.0% compared to October 2018 on a per-day basis. Total tonnage decreased approximately 9.0% per day, reflecting a higher mix of truckload-rated business. The double-digit percentage decrease in LTL-rated tonnage was partially offset by a double-digit percentage increase in truckload-rated spot tonnage moving in the Asset-Based network in October 2019, compared to the same prior-year period. Total shipments per day decreased approximately 7.0% in October 2019, compared to October 2018. Total weight per shipment decreased approximately 2.0% in October 2019, with the weight per shipment on LTL-rated shipments down approximately 6.0%, versus the same prior-year period, reflecting changes in account mix. Total billed revenue per hundredweight for October 2019 increased approximately 2.0% compared to the October 2018 measure. A high-single-digit percentage increase in revenue per hundredweight, excluding fuel surcharge, for the Asset-Based segment’s LTL-rated business was partially offset by lower revenue per hundredweight on truckload-rated spot shipments moving in the Asset-Based network.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $31.7 million and $81.5 million for the three and nine months ended September 30, 2019, respectively, compared to $50.2 million and $66.9 million, respectively, for the same periods of 2018. The Asset-Based segment operating ratio increased by 3.0 percentage points for the three months ended September 30, 2019 and improved by 0.9 percentage points for the nine months ended September 30, 2019, over the same prior-year periods. The nine months ended September 30, 2018 includes the $37.9 million one-time charge recognized in second quarter 2018 for the multiemployer plan withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension fund, as previously discussed in the Asset-Based Segment Overview.

As previously announced in our Current Report on Form 8-K dated October 22, 2019, ArcBest Technologies, a wholly-owned ArcBest subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location expected to open in mid-2020. The pilot provides ABF Freight an opportunity to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While ArcBest believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $4.7 million and $9.2 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $2.9 million, respectively, for the same periods of 2018. For the remainder of 2019, we anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $4.0 million in fourth quarter, compared to approximately $1.0 million in fourth quarter 2018, and approximately $13.0 million for the full year, compared to approximately $4.0 million for the full year of 2018.

During the three and nine months ended September 30, 2019, the Asset-Based segment also incurred impairment charges related to equipment replacement and other one-time costs incurred to comply with the electronic logging device (“ELD”) mandate which will be effective in December 2019. These ELD conversion costs totaled $1.8 million and $2.4 million for the three and nine months ended September 30, 2019, respectively. For the nine-month period ended September 30, 2019, operating income was negatively impacted by approximately $2.0 million due to weather events in first quarter 2019 that reduced business levels and unfavorably impacted labor. The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 52.4% and 53.6% of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2019, respectively, compared to 49.9% and 52.2% for the same periods of 2018, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.4% effective July 1, 2019, and the average health, welfare, and pension benefit contribution rate increased approximately 2.2% effective primarily on August 1, 2019. Expenses related to the restoration of one week of vacation under the 2018 ABF NMFA also increased salaries, wages, and benefits costs by $1.1 million and $5.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The additional week of vacation under the new labor agreement is accrued as it is earned for anniversary dates that begin on or after April 1, 2018. Salaries, wages, and benefits costs for the three and nine months ended September 30, 2019, compared to the same period of 2018, were also impacted by an increase in workers’ compensation expense of $0.4 million and $1.9 million, respectively, which primarily reflects an increase in severity of claims experience, and increases in nonunion healthcare costs of $2.3 million and $3.7 million, respectively. The segment’s higher labor costs were partially offset by lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. The Asset-Based segment’s 2019 results reflect the impact of retaining freight handling personnel and drivers in the midst of a tight labor market to maintain customer service levels, as tonnage levels declined versus 2018. These resources allowed for lower utilization of local delivery agents and linehaul purchased transportation as further described below. Although certain productivity measures were negatively impacted by these strategic decisions, management believes the service emphasis provides opportunity to generate improved yields and business levels. Shipments per DSY hour declined 1.3% and 1.6% for the three and nine months ended September 30, 2019, compared to the same prior-year periods. Productivity was negatively impacted by shipment profile metrics that increased handling costs for LTL shipments in the weaker freight market, compared to the prior year. The lower weight per shipment was a contributing profile factor of the 1.9% and 4.3% decline in pounds per DSY hour for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. Pounds per mile declined 0.2% and 1.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, reflecting freight profile effects, including lower weight per shipment and shorter length of haul on available freight, while also maintaining service delivery schedules. Dock and street productivity metrics for the nine-month period ended September 30, 2019 also reflect the negative impact of first quarter severe winter weather events previously described, compared to the same period of 2018.

Fuel, supplies, and expenses as a percentage of revenue increased 0.7 percentage points and 0.3 percentage points for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to year-over-year increases in expense for maintenance and repairs of revenue equipment. The increase in fuel, supplies, and expenses was partially offset by a decrease in average fuel price per gallon (excluding taxes) of approximately 14% and 8% for the three and nine months ended September 30, 2018, respectively, and fewer miles driven during these periods, compared to the same periods of 2018.

Depreciation and amortization as a percentage of revenue increased 0.4 percentage points for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the impairment charges related to equipment replacement to comply with the ELD mandate, as previously described. Depreciation and amortization as a percentage of revenue was comparable between the nine-month periods.

Rents and purchased transportation as a percentage of revenue decreased 1.3 and 0.9 percentage points for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to lower utilization of local delivery agents and linehaul purchased transportation as the Asset-Based segment focused on optimizing utilization of owned assets and retained additional labor resources to maintain customer service. The decrease in purchased transportation costs were also impacted by lower rail utilization, as rail miles decreased approximately 7% and 3% for the three and nine months ended September 30, 2019, compared to same prior-year periods.

Innovative technology costs as a percentage of revenue increased 0.6 and 0.4 percentage points for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to increased activity for the freight handling pilot test program at ABF Freight previously discussed.

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

Asset-Light Results

For the three and nine months ended September 30, 2019, the combined revenues of our Asset-Light operations totaled $253.7 million and $713.1 million, respectively, compared to $255.9 million and $732.4 million, respectively, for the same periods of 2018. The combined revenues of our Asset-Light operating segments generated approximately 31% and 30% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2019, respectively, compared to 30% and 31% for the three and nine months ended September 30, 2018, respectively.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	82.4%	80.0%	81.6%	81.0%
Supplies and expenses	1.4	1.7	1.5	1.7
Depreciation and amortization	1.3	1.7	1.6	1.8
Shared services	12.5	11.4	12.9	11.7
Other	1.2	1.2	1.3	1.2
Restructuring costs	—	—	—	—
Gain on sale of subsidiaries(1)	—	(0.9)	—	(0.3)
	98.8%	95.1%	98.9%	97.1%

ArcBest Segment Operating Income	1.2%	4.9%	1.1%	2.9%
(1)	Gains recognized in the 2018 periods relate to the sale of the ArcBest segment’s military moving business in December 2017.

A comparison of key operating statistics for the ArcBest segment presented in the following table reflects the segment’s combined operations, excluding statistical data related to managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to more than one-third of the ArcBest segment’s total shipments, while the business represents less than 15% of segment revenues for the three and nine months ended September 30, 2019. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation solutions transactions.

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Revenue / Shipment	(7.9%)	(8.1%)

Shipments / Day	(1.9%)	(1.5%)

ArcBest segment revenues totaled $199.8 million and $554.1 million for the three and nine months ended September 30, 2019, respectively, compared to $205.4 million and $587.4 million, respectively, for the same periods of 2018. The 2.8% and 5.7% decrease in revenues for the three and nine months ended September 30, 2019, respectively, compared to the same prior-year periods, primarily reflects decreases in revenue per shipment and fewer shipments on a per-day basis. More truckload market capacity in 2019 was the primary driver of reduced market pricing for expedite services compared to the strong market for these services in 2018. The revenue declines were partially offset by higher demand for managed transportation solutions for the three and nine months ended September 30, 2019, compared to the same periods of 2018.

Operating income totaled $2.5 million and $6.3 million for the three and nine months ended September 30, 2019, respectively, compared to $10.0 million and $16.9 million for the same periods of 2018, primarily reflecting the declines in revenue and the impact of the $1.9 million gain recognized in third quarter 2018 related to the sale of ArcBest’s military moving business. As previously discussed, changes in truckload capacity negatively impacted revenue during the three and nine months ended September 30, 2019. The revenue decline outpaced the corresponding decline in purchased transportation, resulting in costs increasing by 2.4 and 0.6 percentage points as a percentage of revenue, for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service. Shared services expenses increased 1.1 and 1.2 percentage points as a percentage of revenue in the three and nine months ended September 30, 2019, respectively, compared to the same prior-year periods, primarily due to strategic development of our owner-operator fleet and contract carrier capacity. In addition, cost allocations that are based on shipment or activity levels declined less than the reduction in revenue per shipment. Elevated costs associated with long-term strategic development of our owner-operator fleet and contract carrier capacity will continue for the remainder of the year and we expect these investments to increase ArcBest segment expenses by approximately $0.5 million in fourth quarter 2019, compared to fourth quarter 2018.

ArcBest Segment Revenues – October 2019

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 7.0% on a per-day basis in October 2019, compared to October 2018, and purchased transportation expense decreased approximately 3.0% on a per-day basis between the periods. Available truckload capacity during 2019, compared to the tight capacity environment in 2018, led to lower revenue per shipment and reduced demand for expedite services in October 2019 versus October 2018. Managed transportation solutions continued to have a positive impact on the ArcBest segment’s business in October 2019.

FleetNet Segment

FleetNet’s revenues totaled $54.0 million and $159.0 million for the three and nine months ended September 30, 2019, compared to $50.5 million and $145.0 million, respectively, for the same periods of 2018. The 6.9% and 9.6% increase in revenues for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018, was driven by higher service event volume, primarily due to an increase in preventative maintenance service events provided to our Asset-Based segment.

FleetNet’s operating income totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.6 million for the same periods of 2018. The increase in FleetNet’s operating income for the three and nine months ended September 30, 2019, compared to the same periods of 2018, reflects revenue growth, partially offset by the impact on operating income margins of lower revenue per event on maintenance services combined with increased operating costs to service the event growth.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	(in thousands)
ArcBest Segment
Operating Income(1)	$2,452	$9,993	$6,304	$16,865
Depreciation and amortization(2)	2,607	3,558	8,813	10,563
Restructuring charges(3)	—	—	—	152
Adjusted EBITDA	$5,059	$13,551	$15,117	$27,580

FleetNet Segment
Operating Income(1)	$1,171	$1,088	$3,685	$3,638
Depreciation and amortization	332	291	982	834
Adjusted EBITDA	$1,503	$1,379	$4,667	$4,472

Total Asset-Light
Operating Income(1)	$3,623	$11,081	$9,989	$20,503
Depreciation and amortization	2,939	3,849	9,795	11,397
Restructuring charges(3)	—	—	—	152
Adjusted EBITDA	$6,562	$14,930	$19,784	$32,052
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $1.1 million and $3.4 million for the three and nine months ended September 30, 2019 and 2018, respectively.
(3)	Restructuring costs relate to the realignment of our corporate structure.

Current Economic Conditions

Given the current economic conditions and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents(1)	$183,838	$190,186
Short-term investments(2)	124,257	106,806
Total(3)	$308,095	$296,992

(1)	Cash equivalents consist of money market funds, variable rate demand notes, and, at December 31, 2018, U.S. Treasury securities.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at cost plus amortized premium or discount and accrued interest. At September 30, 2019 and December 31, 2018, cash, cash equivalents, and short-term investments totaling $54.4 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $11.1 million from December 31, 2018 to September 30, 2019. During the nine-month period ended September 30, 2019, cash provided by operations was used to repay $34.2 million of long-term debt, net of proceeds; fund $65.0 million of capital expenditures (and an additional $41.0 million of certain Asset-Based revenue equipment was financed with notes payable), net of proceeds from asset sales; fund $8.5 million of internally developed software; purchase $6.1 million of treasury stock; and pay dividends of $6.1 million on common stock.

Cash provided by operating activities during the nine months ended September 30, 2019 was $138.0 million, a $35.6 million decrease compared to $173.6 million of cash provided by operating activities in the same prior-year period. Net income for the nine months ended September 30, 2018, was reduced by a one-time charge of $28.2 million (after-tax) recognized in second quarter 2018 for the multiemployer plan withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension Fund (previously discussed within the Asset-Based Segment Overview section of MD&A Results of Operations). Excluding the effect of establishing the multiemployer pension withdrawal liability, net income declined $34.6 million during the nine months ended September 30, 2019, compared to the same prior-year period. The $35.6 million decrease in cash provided by operating activities is primarily related to the lower income level and growth in working capital (which resulted in operating cash outflow) for the nine months ended September 30, 2019, compared to the same period of 2018, partially offset by higher noncash pension settlement expense and related charges as we settled the benefit obligation of our nonunion defined benefit pension plan during the nine months ended September 30, 2019 (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Excluding the impact of the multiemployer pension withdrawal liability, changes in working capital contributed $11.7 million to the decrease in operating cash flow for the nine months ended September 30, 2019, compared to the same period of 2018, primarily due to higher payouts in first quarter 2019 combined with lower accruals during 2019 for certain nonunion performance-based incentive plans. Cash contributions of $7.7 million were made during the nine months ended September 30, 2019 to the nonunion defined benefit pension plan, compared to cash contributions of $5.5 million made to the plan during the same period of 2018 (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Cash, cash equivalents, and short-term investments increased $76.1 million from December 31, 2017 to September 30, 2018. During the nine-month period ended September 30, 2018, cash provided by operations of $173.6 million was used to repay $50.0 million of notes payable; fund $36.3 million of capital expenditures (and an additional $71.6 million of certain Asset-Based revenue equipment was financed with notes payable), net of proceeds from asset sales; and pay dividends of $6.2 million on common stock. Cash payments of $15.3 million were made toward the New England Pension Fund withdrawal liability during the nine months ended September 30, 2018.

Financing Arrangements

Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2019. These purchase obligations totaled $82.1 million as of September 30, 2019, with $73.0 million estimated to be paid within the next year, $7.0 million estimated to be paid in the following two-year period, and $2.1 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment and other equipment are included in our 2019 capital expenditure plan.

As of September 30, 2019, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $79.1 million, including imputed interest. As of September 30, 2019, the Company has undiscounted lease obligations of $34.7 million related to a lease which was executed but not commenced. The Company plans to take possession of the leased space in mid-2020. The scheduled maturities of our operating lease liabilities as of September 30, 2019 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $201.5 million, including interest, as of September 30, 2019, a decrease of $6.4 million from December 31, 2018. The scheduled maturities of our long-term debt obligations as of September 30, 2019 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2018 Annual Report on Form 10-K during the nine months ended September 30, 2019.

For 2019, our total capital expenditures, including amounts financed, are estimated to range from $160.0 million to $165.0 million, net of asset sales. These 2019 estimated net capital expenditures include revenue equipment purchases of $90.0 million, primarily for our Asset-Based operations. The remainder of 2019 expected capital expenditures includes real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2019 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $107.0 million in 2019.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $308.1 million at September 30, 2019. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our revolving credit facility (“Credit Facility”) under our Third Amended and Restated Credit Agreement (“Credit Agreement”) and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $180.0 million and $72.8 million, respectively, at September 30, 2019. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2019, we are continuing to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On October 29, 2019, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 12, 2019. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the nine months ended September 30, 2019, we purchased 202,035 shares of our common stock for an aggregate cost of $6.1 million, leaving $16.2 million available for repurchase under the current buyback program.

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

In October 2018, the FASB amended ASC Topic 815, Derivatives and Hedging, to permit the SOFR Overnight Index Swap (OIS) Rate as a U.S. benchmark interest rate. This amendment was effective for us on January 1, 2019 and it did not have an impact on our consolidated financial statements. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon our agreement with the lenders as to the replacement reference rate. Our Credit Agreement, which was amended and restated during third quarter 2019, provides for the use of an alternate rate of interest in accordance with the provisions of the agreement. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from the replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2019. We have interest rate swap agreements in place which are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Operating Right-of-Use Assets

The $67.4 million increase in operating right-of-use assets from December 31, 2018 to September 30, 2019 is due to adoption of Accounting Standards Codification Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019, and represents the recognition of right-of-use assets from operating lease agreements in our consolidated balance sheet.

Other Long-Term Assets

Other long-term assets increased $11.1 million from December 31, 2018 to September 30, 2019, primarily due to prepaid licenses and services related to the Asset-Based segment’s ELD conversion, the transfer of property previously used by our service center operations to held-for-sale, and an increase in the value of investments related to our cash surrender value of life insurance policies.

Accounts Payable

The $16.3 million increase in accounts payable from December 31, 2018 to September 30, 2019, is primarily due to an increase in the accrual for equipment received and increases in payables for purchased transportation due to higher business levels in September 2019 compared to December 2018.

Current Portion of Operating Lease Liabilities and Operating Lease Liabilities

The $18.5 million and $52.8 million increases in current and long-term operating lease liabilities, respectively, from December 31, 2018 to September 30, 2019, are due to the January 1, 2019 adoption of ASC Topic 842 and represent the recognition of liabilities from operating lease agreements in our consolidated balance sheet.

Deferred Income Tax Liabilities

Deferred income tax liabilities increased $13.6 million primarily due to an increase in depreciation for income tax purposes versus depreciation expensed in accordance with GAAP.

Off-Balance Sheet Arrangements

At September 30, 2019, our off-balance sheet arrangements for purchase obligations totaled $82.1 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 30.3% and 28.3% of pre-tax income for the three and nine months ended September 30, 2019, compared to 24.5% and 18.4% of pre-tax income for the three and nine months ended September 30, 2018. As a result of the Tax Reform Act and our use of a fiscal year rather than a calendar year for U.S. income tax filing, taxes for the tax year ended February 28, 2018 were required to be calculated by applying a blended rate to taxable income. In computing total tax expense for the three and nine months ended September 30, 2018, a 32.74% blended rate was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the months of March 2018 through September 30, 2018. A federal statutory rate of 21.0% was applied to the three and nine months ended September 30, 2019. The average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2019 tax rate to vary significantly from the statutory rate. Our full year 2019 tax rate is expected to be approximately 28%, while the effective rate in any quarter may be impacted by items discrete to that period.

At December 31, 2017, as a result of the Tax Reform Act, we remeasured deferred federal tax assets and liabilities based on the rate at which they were expected to reverse in the future. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse in the tax year ending February 28, 2018 were remeasured at a rate of 32.74%. Existing deferred tax assets and liabilities at December 31, 2017 that were reasonably estimated to reverse after the tax year ending February 28, 2018 were remeasured at a rate of 21.0%. In the first nine months of 2018, a provisional reduction of net deferred income tax liabilities was recognized related to the reversal of temporary differences through our tax year end of February 28, 2018. As a result, we recognized a provisional deferred tax benefit of $3.5 million for the nine months ended September 30, 2018, which impacted the effective tax benefit rate as noted in the following table. As of December 31, 2018, the accounting for the income tax effects of the Tax Reform Act was complete and all amounts recorded were considered final.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2019		2018		2019		2018
	(in thousands)

Income tax provision at the statutory federal rate(1)	$4,902	21.0%	$11,338	21.0%	$13,335	21.0%	$13,380	21.0%
Federal income tax effects of:
Impact of the Tax Reform Act on deferred tax	—	—%	(825)	(1.5)%	—	—%	(3,466)	(5.4)%
Impact of the Tax Reform Act on current tax	—	—%	22	—%	—	—%	(47)	(0.1)%
Alternative fuel credit(2)	—	—%	—	—%	—	—%	(1,203)	(1.9)%
Nondeductible expenses and other	342	1.4%	992	1.9%	1,178	1.9%	1,903	2.9%
Increase (decrease) in valuation allowances	(26)	(0.1)%	205	0.4%	(26)	—%	(79)	(0.1)%
Tax expense (benefit) from vested RSUs	56	0.2%	(24)	—%	464	0.7%	(325)	(0.5)%
Nonunion pension termination expense(3)	1,040	4.5%	—	—%	1,040	1.6%	—	—%
Life insurance proceeds and changes in cash surrender value	(117)	(0.4)%	(242)	(0.5)%	(570)	(0.9)%	(438)	(0.7)%
Federal income tax provision	$6,197	26.6%	$11,466	21.3%	$15,421	24.3%	$9,725	15.2%
State income tax provision	875	3.7%	1,749	3.2%	2,543	4.0%	2,028	3.2%
Total provision for income taxes	$7,072	30.3%	$13,215	24.5%	$17,964	28.3%	$11,753	18.4%

(1)	For the three and nine months ended September 30, 2018, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.
(2)	The nine-month period ended September 30, 2018 was impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The credit was reinstated through December 31, 2017 and the $1.2 million credit related to 2017 was recognized in the first quarter of 2018.
(3)	Represents the impact of a noncash pension termination expense (with no tax benefit) recognized during the three and nine months ended September 30, 2019 related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

At September 30, 2019, we had $63.9 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2019 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled less than $0.1 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

In first quarter of 2019, we recorded a deferred tax asset of approximately $19.0 million related to our operating lease liabilities and recorded a deferred tax liability of approximately $19.0 million related to our operating lease right-of-use assets due to the adoption of ASC Topic 842.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2019 and  September 30, 2018, financial reporting income exceeded income determined under income tax law.

During the nine months ended September 30, 2019, we made federal, state, and foreign tax payments of $11.7 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2018 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2019.

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

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; untimely or ineffective development and implementation of new or enhanced technology or processes, including the pilot test program at ABF Freight; failure to realize potential benefits associated with new or enhanced technology or processes, including the pilot test program at ABF Freight, and any write-offs associated therewith; the loss or reduction of business from large customers; competitive initiatives and pricing pressures; relationships with employees, including unions, and our ability to attract and retain employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; the cost, timing, and performance of growth initiatives; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; availability and cost of reliable third-party services; governmental regulations; environmental laws and regulations, including emissions-control regulations; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; maintaining our intellectual property rights, brand, and corporate reputation; the loss of key employees or the inability to execute succession planning strategies; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; self-insurance claims and insurance premium costs; the cost, integration, and performance of any recent or future acquisitions; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; potential impairment of goodwill and intangible assets; greater than anticipated funding requirements for our nonunion defined benefit pension plan; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; antiterrorism and safety measures; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest’s public filings with the SEC.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the our 2018 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our credit agreements. In September 2019, we amended and extended our credit agreement (the “Third Amended and Restated Credit Agreement”) to increase the initial maximum credit amount of our revolving credit facility (the “Credit Facility”) from $200.0 million to $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million, a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million, and to increase the additional revolving commitments or incremental term loans we may request under the facility from $100.0 million to $125.0 million. The maturity date of the Credit Facility was extended to October 1, 2024. The Company has interest rate swap agreements which mitigate interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 2.98% through January 2, 2020 and 3.12% from January 2, 2020 through June 30, 2022 based on the margin of the Credit Facility as of September 30, 2019. Our Credit Facility and interest rate swaps are further described in Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the borrowings outstanding under the Credit Facility as of September 30, 2019:

								September 30
	Contractual Maturity Date							2019
	Year Ended December 31							Carrying	Fair
	2019	2020	2021	2022	2023	Thereafter	Value	Value	Value
	(in thousands, except interest rates)						(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	3.11%	2.63%	2.38%	2.40%	2.43%	2.48%

Since December 31, 2018, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2018 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
7/1/2019-7/31/2019	—	$—	—	$17,136
8/1/2019-8/31/2019	33,500	28.17	33,500	$16,193
9/1/2019-9/30/2019	—	—	—	$16,193
Total	33,500	$28.17	33,500
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

10.1*

Third Amended and Restated Credit Agreement, dated as of September 27, 2019, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2019 File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: November 8, 2019	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 8, 2019	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer