Form 10-K
period 2019-12-31
ARCBEST CORP /DE/
filed 2020-02-28
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2019.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

Commission file number 0-19969

ARCBEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0673405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8401 McClure Drive, Fort Smith, Arkansas	72916
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 479-785-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ARCB	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2019, was $705,623,207.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 21, 2020, was 25,367,197.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held May 1, 2020, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents;
●	the ability to maintain third-party information technology systems or licenses;
●	untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight;
●	the loss or reduction of business from large customers;
●	competitive initiatives and pricing pressures;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	the ability to manage our cost structure, and the timing and performance of growth initiatives;
●	relationships with employees, including unions, and our ability to attract, retain, and develop employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
●	availability and cost of reliable third-party services;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	governmental regulations;
●	environmental laws and regulations, including emissions-control regulations;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	litigation or claims asserted against us;
●	the loss of key employees or the inability to execute succession planning strategies;
●	maintaining our intellectual property rights, brand, and corporate reputation;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	timing and amount of capital expenditures;
●	self-insurance claims and insurance premium costs;
●	increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	potential impairment of goodwill and intangible assets;
●	the cost, integration, and performance of any recent or future acquisitions;
●	seasonal fluctuations and adverse weather conditions;
●	regulatory, economic, and other risks arising from our international business;
●	acts of terrorism or war, or the impact of antiterrorism and safety measures; and
●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a leading logistics company with creative problem solvers who deliver innovative solutions. Our mission is to connect and positively impact the world through solving logistics challenges.

From its roots in less-than-truckload (“LTL”) delivery, ArcBest has transformed into a full-scale provider of end-to-end supply chain services with a focus on innovation. Under the ArcBest brand, we offer our full array of logistics solutions to optimize our customers’ supply chains, while we continue to offer asset-based LTL services through the ABF Freight® network and ground expedite services under the Panther Premium Logistics® brand. Our service offerings also include truckload, truckload-dedicated, managed transportation, intermodal, international air and ocean, time critical, warehousing and distribution, household goods moving services under the U-Pack® brand, and commercial vehicle maintenance and repair through FleetNet America®. With a comprehensive suite of freight transportation and logistics services and employees who have The Skill and The Will® to get the job done, ArcBest has the unique ability to address even the most complex logistics and supply chain challenges that our customers face every day.

Our operations are conducted through our three reportable operating segments, which are described in the Business Description section below:

●	Asset-Based, which represents ABF Freight System, Inc. and certain other subsidiaries, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF Freight”);
●	ArcBest, our asset-light logistics operation; and
●	FleetNet.

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations.

Vision and Values

“We’ll Find a Way” is the vision of ArcBest. It is a testament of what our customers say about us – that we’re the kind of company who partners with them to solve problems and make things happen. It speaks to the can-do attitude and will of our people to do the hard things well.

We carry out our vision by exemplifying our corporate values:

●	Creativity – We create solutions.
●	Integrity – We do the right thing.
●	Collaboration – We work together.
●	Growth – We grow our people and our business.
●	Excellence – We exceed expectations.
●	Wellness – We embrace total health.

Strategy

Our strategy is to produce long-term value with our creative problem solvers by growing informed, trusted, and innovative relationships with shippers and capacity providers and delivering a best-in-class experience efficiently through their desired channels.

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We seek to expand our revenue opportunities through deepening our existing customer relationships and securing new ones. We build relationships that last for decades and our customers assign a high degree of value for the high level of service and professionalism we provide. When customers talk about us, they say that we solve their logistics and transportation challenges, we are a trusted provider and partner who understands them, and we make their jobs easier.

●	Balancing our revenue and profit mix. We seek to differentiate ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing the mix of our revenue and profit between our Asset-Based segment and our Asset-Light operations. This balance drives long-term financial sustainability by making our business less capital-intensive relative to its size, and by reducing volatility in our business performance through varying cycles, events, and/or environments.
●	Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. We seek to improve the customer experience while simultaneously driving improved cost efficiency in our business.

We continually analyze where additional capital should be invested and where management resources should be focused to improve relationships with customers and meet their expanding needs. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our Asset-Light operations. The additional resources invested in growing our Asset-Light operations help ensure we are positioned to serve the changing marketplace and capitalize on available opportunity by providing a comprehensive suite of transportation and logistics services. As part of this strategy, we have completed the following acquisitions and changes to our business model:

●	On June 15, 2012, we acquired Panther Expedited Services, Inc. (“Panther”), one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Our expedite and premium logistics operations are reported in the ArcBest segment.
●	Effective July 1, 2013, we formed the segment previously reported as ABF Logistics in a strategic alignment of the sales and operations functions of our logistics businesses.
●	On April 30, 2014, we acquired a small privately-owned technology-based business which is reported within the FleetNet segment.
●	During 2014, we established our enterprise solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.
●	On January 2, 2015, we acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately-owned truckload brokerage operation that became part of the ArcBest segment.
●	On December 1, 2015, we acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage operation that became part of the ArcBest segment.
●	On September 2, 2016, we acquired Logistics & Distribution Services, LLC (“LDS”), a privately-owned logistics and distribution firm with a focus on asset-light dedicated truckload business reported in the ArcBest segment.
●	On January 1, 2017, we introduced our enhanced market approach under the ArcBest brand and realigned our company’s structure – unifying our sales, pricing, customer service, marketing, capacity sourcing, and other administrative functions to better serve our customers through delivery of integrated logistics solutions.

Business Description

We deliver innovative solutions for a variety of supply chain challenges. Our offerings include LTL freight transportation through the ABF Freight network; specialized transportation, logistics, and supply chain management services through our ArcBest segment, including ground expedite solutions through the Panther Premium Logistics brand and household goods moving services under the U-Pack brand; and commercial vehicle maintenance and repair from FleetNet. From Fortune 100 companies to small businesses, our customers trust  ArcBest for their transportation and logistics needs.

With a relentless focus on customer needs and unique access to assured transportation capacity, we create solutions for even the most complex and demanding supply chains. We strive to help customers solve their logistics challenges by efficiently providing a best-in-class experience with easy access to our broad suite of capabilities.

For the year ended December 31, 2019, no single customer accounted for more than 4% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 11% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas. We had approximately 13,000 employees as of December 2019, of which approximately 64% were members of labor unions.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 69% of our total revenues before other revenues and intercompany eliminations in 2019. For the year ended December 31, 2019, no single customer accounted for more than 4% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 12% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2019, 2018, and 2017.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight offers interstate and intrastate service to approximately 52,000 communities through 242 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

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

Our Asset-Based operations transport shipments of various sizes to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service center. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various service centers can be reconsolidated for other distribution centers or, more typically, local service centers. After arriving at a local service center, a shipment is delivered to the customer by local trucks operating from the service center. In some cases, when one large shipment or a sufficient number of different shipments at one origin service center are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure-intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in or costs associated with real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are to a large extent fixed in nature unless service levels are significantly changed.

Our Asset-Based operations offer regional service alongside ABF Freight’s traditional long-haul model to facilitate our customers’ next-day and second-day delivery needs in most areas throughout the United States. Development and expansion of ABF Freight’s regional network includes strategically positioned freight exchange points, and increased door capacity at a number of key locations. Regional service offerings have resulted in reduced transit times and allows for consistent and continuous LTL service. We define our Asset-Based regional market, which represented approximately 60% of its tonnage in 2019, as tonnage moving 1,000 miles or less.

ArcBest Technologies, Inc., our wholly-owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location expected to open in late-summer 2020. The pilot provides ABF Freight an opportunity to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While we believe the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Labor costs, which amounted to 53.6% of Asset-Based revenues for 2019, are the largest component of the segment’s operating expenses. As of December 2019, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018 by a majority of ABF’s IBT member employees who voted. A majority of the supplements to the 2018 ABF NMFA also passed. Following ratification of the remaining supplements, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF’s employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The first profit-sharing bonus under the 2018 ABF NMFA was earned for the year ended December 31, 2019 upon the Asset-Based segment achieving a 95.2% annual operating ratio.

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

For the year ended December 31, 2019, the combined revenues of our Asset-Light operations accounted for approximately 31% of our total revenues before other revenues and intercompany eliminations. For the year ended December 31, 2019, no single customer accounted for more than 4% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 19% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2019, 2018, and 2017.

ArcBest Segment

As previously discussed in “Strategy” within this Business section, our ArcBest segment originated with the formation of ABF Logistics in July 2013, when we strategically aligned the sales and operations functions of our organically developed logistics businesses. The ArcBest segment includes the acquired ground expedite services of the Panther Premium Logistics brand; our acquired truckload and truckload-dedicated operations; and household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations. Under our enhanced market approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment have become more integrated. Management’s operating decisions are increasingly focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. The ArcBest segment offers the following solutions:

Expedite

Through the Panther Premium Logistics brand, we offer expedite freight transportation services to commercial and government customers and premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through these services, ArcBest solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and contract carriers.

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

Truckload and Truckload-Dedicated

Our truckload and truckload-dedicated services provide third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over the road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. We offer a growing network of 35,000 qualified service providers, with services to 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

International

Our International shipping and logistics services provide international ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide, as well as cross-border shipping and ground transportation to and from ports. As a non-vessel operating common carrier, we provide less-than-container load and full-container load service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States. We also offer warehousing and distribution services to and from major ports across the globe to streamline our customers’ ocean shipping processes.

Managed Transportation

Through our managed transportation solutions, we provide complete freight transportation management services which enable customers to continually optimize their supply chains. ArcBest seeks to offer value through identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther fleet, and other ArcBest capacity sources, offering strategic supply chain solutions with unique access to assured capacity.

Moving

Our moving services offer flexibility and convenience in the way people move through targeted service offerings for the “do-it-yourself” consumer and corporate account employee relocations. We offer these targeted services at competitive prices that reflect the additional value customers find in our convenient, reliable moving service offerings. Industry-leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as final mile, time critical, product launch, warehousing and distribution, retail logistics, supply chain optimization, and trade show shipping services. In 2019, we launched our Retail+ compliance solution which helps vendors better meet large retailers’ stringent shipping and delivery requirements by combining innovative software solutions with enhanced operations processes.

FleetNet Segment

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers in the United States, Canada, and Puerto Rico. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the established nationwide service. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997.

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including YRC Freight and Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight (included in the FedEx Freight reporting segment of FedEx Corporation), UPS Freight (included in the Supply Chain & Freight reporting segment of United Parcel Service, Inc.), Old Dominion Freight Line, Inc., Saia, Inc., the LTL reporting segment of Roadrunner Transportation Systems, Inc., and the LTL operations of XPO Logistics, Inc. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

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

FleetNet competes in the commercial vehicle maintenance and repair industry in two major sectors: emergency roadside and preventive maintenance. FleetNet competes directly against other third-party service providers, automotive fleet managers, leasing companies, and companies handling repairs in-house via individual service providers. Market competition for FleetNet is based primarily on maintenance solutions service offerings. In partnership with best-in-class third-party vendors, FleetNet offers flexible, customized solutions and utilizes technology to provide valuable information and data to minimize fleet downtime, reduce maintenance events, and lower total maintenance costs for its customers.

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

Industry Factors

According to management’s estimates and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $328 billion, with $41 billion of potential revenue in the LTL market segment, $244 billion potential in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Based on 2019 revenues, our Asset-Light operations represents a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges as well as for lower cost supply chain alternatives. Regulation in the transportation industry, as further discussed below, will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors of the logistics market. In addition, disruptions from unexpected events such as natural disasters have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management of their supply chains.

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

We are subject to various laws, rules, and regulations and are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The ArcBest segment’s network of third-party contract carriers must also comply with industry regulations, including the mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks to have electronic logging devices (“ELDs”) installed to monitor compliance with hours-of-service regulations, and other regulations such as the safety and fitness regulations of the Department of Transportation (the “DOT”), including requirements related to drug and alcohol testing and hours of service. Any future modifications to these rules and other regulations impacting the transportation industry may impact our operating practices and costs.

Seasonality

Our operations are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest segments can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies and available capacity in the market, may influence quarterly business levels.

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

Technology

Our advancements in technology are important to customer service and provide a competitive advantage. We continue to make investments in technology and innovations, including investments for improving the delivery of services to our customers and investments in comprehensive transportation and logistics services across ArcBest. The majority of the applications of information technology we use have been developed internally and tailored specifically for customer or internal business processing needs by our ArcBest Technologies subsidiary.

As previously disclosed in “Asset-Based Segment” within this Business section,  ArcBest Technologies began a pilot in early 2019 to improve freight handling at ABF Freight, which utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely. ArcBest Technologies has made other technology investments in a variety of areas to improve our customer experience and optimize costs in our operating segments. In the Asset-Based segment, we are using enhanced tools such as barcoding, tablets, and scanning equipment to improve city pick-up and delivery productivity. We use certain cognitive technologies to help shippers submit pickup requests without an agent, automate inbound customer e-mails for quicker response, and auto-scan trailer capacity using CCTV to alert dock personnel of potential problems. In the ArcBest segment, we have developed machine-learning cognitive technologies using algorithms embedded in the applications our employees use to simplify and drive better decision making. We have launched a capacity sourcing tool to optimize the utilization of internal equipment capacity while reducing the time it takes to secure external equipment capacity in meeting customer requirements. We also use common quoting systems and predictive analytics tools which are undergoing continuous development and require ongoing investment.

In the ArcBest segment, freight transportation customers communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, internet, mobile applications, or EDI and, more recently, by application programming interfaces (“API”). The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to provide the transportation, we are in contact with the carrier through numerous means of communication (i.e., mobile apps, satellite tracking, ELDs, and other communication units on the vehicles) to continually update the position of equipment, to better meet customers’ requirements to track the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers with real-time electronic updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites which allow customers to access information about their shipments, request shipment pickup, and utilize a variety of other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own website or backend information systems using electronic data interchange (“EDI”) standards as well as secure API. As a result, our customers can provide shipping information and support directly to their own customers.

Recently, ArcBest launched an innovation accelerator to encourage new, transformative ideas. This accelerator represents a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company, as well as evaluate potential external innovation partners. In 2018, ArcBest joined the Blockchain in Transport Alliance (“BiTA”). Founded in 2017, BiTA is a consortium of more than 250 freight transportation companies working to develop and set standards for the use of blockchain technology within the logistics and transportation industry.

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

We have been able to obtain what we believe to be adequate insurance coverage for 2020 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

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

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In October 2017, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling. In December 2019, the California Air Resources Board (the “CARB”) announced it will be suspending, until at least January 2022, its previously approved plans to enforce certain provisions of the EPA/NHTSA Phase 2 Final Rule that would regulate glider kits and trailers. In the event the EPA does not enforce the trailer regulations of EPA/NHTSA Phase 2, certain other states may also individually enact legislation to enforce the regulations. In September 2019, the state of California signed legislation which directs CARB and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. At the present time, management believes that these regulations may not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove to be as cost-effective as forecasted by the EPA and the NHTSA.

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide (“NOx”) emissions. In April 2019, the CARB published an assessment of the technical feasibility and cost effectiveness of lower NOx standards and associated test procedures for 2022 and subsequent model year medium-duty and heavy-duty engines. The EPA is closely following the technical work initiated by the CARB. In January 2020, the EPA published an Advanced Notice of Proposed Rulemaking to solicit pre-proposal comments on the CTI. One planned feature of the initiative is to coordinate emissions standards nationwide, which will prevent a further patchwork of state and local emissions regulations and should make compliance much easier for the industry. The EPA is considering implementation of new standards beginning for 2027 model year engines.

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

Certain of our subsidiaries store fuel for use in tractors and trucks in 56 underground tanks located in 16 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results.

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

Brands

The value of our brands is critical to our success. ArcBest is recognized as a multi-faceted logistics provider with creative problem solvers who deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a best-in-class service provider known for excellence in the areas of customer service, reliability, and problem solving. The Panther Premium Logistics brand within the operations of our ArcBest segment is recognized for solving the toughest shipping and logistics challenges, delivering time-sensitive, mission-critical, and high-value freight with speed and precision. Our U-Pack brand offers a range of household moving and storage services, from do-it-yourself residential moving to customized corporate moving services, so our customers can move their household goods safely and affordably across the United States, Canada, and Puerto Rico.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” “The Skill & The Will,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. We believe these marks or designs are of significant value to our business and play an important role in enhancing brand recognition and executing our marketing strategy. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including  equipment and process patents in connection with the pilot test program at ABF Freight.

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In the local community of our corporate headquarters, we have been a long-time supporter of the United Way of Fort Smith Area and its partner organizations. In 2019, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

ArcBest Corporation has been ranked on Fortune magazine’s “Fortune 1000” list annually since 2013. In 2019, ArcBest was named to Inbound Logistics’ list of “Top 100 Trucking Companies,” continuing ABF Freight’s recognition on the list for the previous five years. The Company was also ranked 16th in The Commercial Carrier Journal’s 2019 list of “Top 250 For-Hire Carriers.” In 2020, ArcBest was recognized in the “FreightTech 100” by FreightWaves, Inc. as one of the most innovative and disruptive companies across the freight industry.

In 2019, our CEO, Judy McReynolds was named the “2019 Distinguished Woman in Logistics” by the Women in Trucking Association, and was recognized by WomenInc. Magazine as a member of its “2019 Most Influential Corporate Board Directors.” In both 2020 and 2019, ArcBest was named to Forbes’ list of “Top 500 Best Employers for Diversity.” In 2019, for the second consecutive year, ArcBest was voted the Times Record “Best of the Best” place to work in the Fort Smith, Arkansas region. We support our employees as they carry out our wellness value by participating in healthy initiatives within the workplace and by representing our company in wellness events in their local communities.  In 2017, ArcBest received the American Payroll Association’s “Prism Award for Best Practices” in recognition of its innovative practices in the areas of technology, performance, management, and process improvement.

Asset-Based Segment

Our Asset-Based carrier ABF Freight received the “Quest for Quality Award” in the National LTL category from Logistics Management magazine for 2019, marking its seventh consecutive year and eighth year overall to be recognized. In 2019, ABF Freight was selected as a SupplyChainBrain “Great Supply Chain Partner” for the fourth consecutive year and the fourth year overall. In 2018, ABF Freight was named to Inbound Logistics’ list of “Top 100 Trucking Companies” for the fifth consecutive year. Marking the eleventh year in a row to be honored by Training magazine, ABF Freight was listed 12th in the “Training Top 125” in February 2020. ABF Freight received the 2018 “Prism Award for Best Practices in Technology” from the American Payroll Association in recognition of its innovative practices in the areas of technology, management, process improvement and overall best practices in the U.S. payroll industry. ABF Freight partners with the International Brotherhood of Teamsters and the U.S. Army in the Teamsters Military Assistance Program (“TMAP”), a joint training program to help soldiers transition from military service to civilian careers as professional truck drivers. In 2017, ABF Freight received the “Pro Patria Award” and an “Above and Beyond Award” from the Arkansas Employer Support of the Guard and Reserve, a Department of Defense program, in recognition of its support of employees who serve in the National Guard and Reserve.

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

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2015, our Asset-Based segment began voluntarily installing aerodynamic aids on its fleet of over-the-road trailers to further enhance fuel economy and reduce emissions. ABF Freight participates in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. In 2019, ABF Freight was recognized, for the second consecutive year and for the third time overall, with the SmartWay Freight Carrier Excellence Award by the EPA’s SmartWay Transport Partnership for being a top freight carrier for outstanding environmental achievements and an industry leader for its actions to reduce freight emissions. In 2019, ABF Freight was also named a SmartWay High Performer by the EPA in recognition of its leadership in the freight industry for producing more efficient and sustainable supply chain solutions. For the past 10 years, ABF Freight has been recognized in Inbound Logistics’ annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

ArcBest Segment

Our ArcBest segment was recognized by Transport Topics on the “Top Freight Brokerage Firms” list, ranking twenty-second in 2019 and marking its fifth consecutive year to be listed. ArcBest was named a “Top 50 U.S. Third-party Logistics Provider” by Armstrong & Associates, Inc. in 2018 and 2017. In recognition of the commitment to quality of our expedite operations, Panther was awarded the “Quest for Quality Award” by Logistics Magazine in 2017 for the fifth consecutive year. U-Pack received the “Quest for Quality” award from Logistics Magazine in 2017, being honored in the Household Goods & High Value Goods category.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our website located at www.arcb.com or through the SEC’s website located at www.sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on our website does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS

Our business is subject to a variety of material risks about which we are aware. We could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial.  This Risk Factors section discusses some of the material risks relating to our business activities, including business risks affecting the transportation industry in general, as well as risks specific to our Company that are largely out of our control.  If any of these risks or circumstances actually occur, it could materially harm our business, results of operations, financial condition, and cash flows; impair our ability to implement business plans or complete development activities as scheduled; and/or result in a decline in the market price of our common stock.

We are dependent on our information technology systems, and a systems failure or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our information technology systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Any significant failure or other disruption in our critical information systems, including cybersecurity attacks and other cyber incidents, that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses and/or liabilities and adversely affect our ability to provide service to our customers and otherwise conduct our business.

A significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial condition. We attempt to mitigate our exposure to these risks through our technology security programs and disaster recovery plans, but there can be no assurance that such measures will be effective. Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.  Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyber attacks.

We engage third parties to provide certain information technology needs, including licensed software, and the inability to maintain these third-party systems or licenses, or any interruptions or failures thereof, could adversely affect our business.

Certain information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our information technology systems depends upon the internet, electric utility providers, and telecommunications providers (terrestrial, cellular and satellite).  The information technology systems of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that supports our operations, and these operations depend on our ability to maintain these licenses. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize potential benefits associated with new or enhanced technology or processes, including the pilot test program at ABF Freight, we may suffer competitive disadvantage, loss of customers, or other consequences, including any write-offs associated therewith, that could negatively impact our business, results of operations and financial condition.

The industry has experienced rapid changes in technology, including the development of new technology and enhancements in existing technology. As technology improves, our customers may be able to find alternatives to our services to meet their freight transportation and logistics needs. New entrants to the market, including start-ups and emerging business models such as digital freight brokerage platforms, have also expanded the field of competition and driven an increased pressure for innovation in the industry.

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers, and we believe that we must respond by investing in the enhancement of existing technology and in the development of new and innovative solutions to improve efficiencies and meet our customers’ needs. We have made, and continue to make, significant investments in software and physical assets that are in various stages of development and implementation. In early 2019, we began a pilot test program to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location expected to open in late-summer 2020. A number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Our efforts and investments in technology innovation may continue to require significant ongoing research and development costs and implementation costs, and may involve potential unforeseen challenges and new or unforeseen risks associated with the technology. The success of our approach to technology innovation is dependent upon market acceptance of our solutions and a number of other factors, including our ability to:

●	deploy funds and resources for investment in technology and innovation;
●	achieve the right balance of strategic investments in existing or developing technology and innovation;
●	timely and effectively develop and implement new or enhanced technology, including integration into current operations and interaction with existing systems;
●	train our employees to operate the technology and/or achieve appropriate customer, carrier or other desired user adoption of the technology;
●	adequately anticipate challenges and respond to unforeseen challenges;
●	detect and remedy defects in enhanced or new technology; and
●	recover costs of investment through increased business levels, higher prices, improved efficiencies or other means.

If we do not pursue technological advances or engage in innovation, if we fail to successfully develop and deploy enhanced or new technology, or if the enhanced or new technology does not yield the results we expect, we may be placed at a competitive disadvantage; lose customers; incur higher than anticipated costs, including the possible impact of asset impairment or the write-off of software development costs; or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

The loss of or reduction in business from one or more large customers, or an overall reduction in our customer base, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Although we do not have a significant customer concentration, the growth of our business could be materially impacted and our results of operations and cash flows would be adversely affected if we were to lose all or a portion of the business of some of our large customers.  Such loss may occur if our customers choose to divert all or a portion of their business with us to one of our competitors; demand pricing concessions for our services; require us to provide enhanced services that increase our costs; or develop their own shipping and distribution capabilities.  Our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all.

A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to changes in pricing, economic hardship or other factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We operate in a highly competitive and fragmented industry, and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability, growth prospects, and ability to compete in the transportation and logistics market.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. These competitive factors include, but are not limited to, the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel, and have greater operating flexibility because they are subject to less stringent labor work rules. Wage and benefit concessions granted to certain union competitors have allowed for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.

●	Some of our competitors have greater capital resources, a lower cost structure, or greater market share than we do or have other competitive advantages. The trend toward consolidation in the transportation industry could continue to create larger carriers and logistics service providers with these and other competitive advantages relating to their size and resources. Consolidations within the industry could also result in our competitors providing a more comprehensive set of services at competitive prices. These competitive pressures may cause a decrease in our freight volume or shipment levels or require us to lower the prices we charge for our services, which could adversely affect our results of operations, growth prospects and profitability.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing and customers may accept bids from multiple carriers for their shipping needs, which may depress prices or result in the loss of some business to competitors.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Certain of our competitors may offer a broader portfolio of services or more effectively bundle their service offerings, which could impair our ability to maintain or grow our share of one or more markets in which we compete.
●	Competition in the LTL industry from asset-light logistics and freight brokerage companies may adversely affect customer relationships and prices in our Asset-Based operations. Conversely, the operations of our ArcBest segment may be adversely impacted if customers develop their own logistics operations, thus reducing demand for our services, or if shippers shift business to truckload brokerage companies or asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight capacity industry-wide.
●	Some of our competitors, such as railroads, are outside the motor carrier freight transportation industry and our service offerings may be less competitive in comparison as a result of certain challenges within the motor carrier freight transportation industry, including the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; changes to driver hours-of-service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations.
●	Our FleetNet operations also face challenges, and could suffer loss of business, due to companies that choose to insource their fleet repair and maintenance services.

Additionally, the industry has experienced evolving freight shipping trends over the last several years, including overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and more unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight, which contributes to lower average weight per shipment. As the retail industry continues to undergo a shift away from the traditional brick-and-mortar model towards e-commerce, the manner in which our customers source or utilize our services will be impacted and our operating results could be adversely affected.

Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. The U.S. government has taken certain actions with respect to its trade policies, including imposed tariffs affecting certain goods imported into the United States, and may take further actions in the future. Several governments have also imposed tariffs on certain goods imported from the United States. In connection with further changes to U.S. or international trade policy, the cost for goods transported globally could increase, which may lead to reduced consumer demands for such goods, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity.

Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand, which in turn results in excess tractor and trailer capacity in the industry. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Conversely, during times of higher shipping demand, tight equipment capacity in the industry may negatively impact the service levels we are able to provide to our customers. Demand for our roadside assistance and fleet maintenance management services may also decline in a weaker economic environment when customers of our FleetNet segment experience declines in their equipment utilization.

Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, which could negatively impact our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our cost structure proportionately with fluctuations in volume levels. Customers encountering adverse economic conditions or facing credit issues could experience cash flow difficulties and, thus, represent a greater potential for payment delays or uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. Our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend credit to certain of these customers, which increases our exposure to uncollectible receivables.

Given the economic conditions of recent years, current economic uncertainties, and the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate.

Our business may also be negatively affected by uncertainty or changes in U.S. or global social, political or regulatory conditions. It is not possible to predict the effects of actual or threatened armed conflicts, terrorist attacks, or political and/or civil unrest on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program and the revolving credit facility (“Credit Facility”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $70.0 million remains outstanding at the end of February 2020, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

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

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Hiring new employees may increase training costs and may result in temporary labor inefficiencies. We have also incurred higher costs associated with long-term investment in the development of our owner operator fleet and contract carrier capacity for our ArcBest segment. As we focus on growing the business in our ArcBest segment, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share, which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels, as portions of salaries, wages, and benefits are fixed in nature and the adjustments that would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. We may not be able to appropriately adjust our cost structure to changing market demands. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change. We may incur additional costs related to purchased transportation and/or experience labor inefficiencies while, and for a time following, training employees who are hired in response to growth. Incurring additional labor and/or purchased transportation costs which are disproportionate to our business levels could have a material adverse effect on our results of operations and financial condition. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement in our Asset-Based segment’s results of operations.

We depend on our employees to support our business operations and future growth opportunities. If our relationship with our employees deteriorates, if we have difficulty attracting, retaining, and/or properly developing employees, or if ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our ability to maintain and grow our business depends, in part, on our ability to retain and attract additional sales representatives and other key operational personnel and to properly incentivize them to obtain new customers, maintain existing customer relationships, and efficiently manage our business. We are highly focused on the engagement of our workforce, including maintaining a culture of continuous growth and development for all employees and providing training and upskilling opportunities, especially as automation and artificial intelligence continues to evolve. We also work to ensure our compensation and benefits package remains competitive. If we are unable to properly develop and compensate our employees, our business growth and results of operations could be negatively impacted. We also face intense competition from competitors that are also vying for qualified and successful personnel. If we are unable to maintain or expand our workforce, our ability to increase our revenues and operate our business could be negatively impacted.  Sales representatives and certain other personnel who leave our organization may attempt to solicit our customers or employees, which could result in lost revenue and business disruption. We have attempted to mitigate this risk through the use of non-solicitation contractual provisions, but there is no guarantee that such efforts will be effective. Additionally, we may have to enforce our rights under such provisions through litigation, which may be costly, time consuming, and distracting for management, and we may not be successful.

With the exception of certain geographic markets, we have not historically experienced significant long-term difficulty in attracting or retaining qualified drivers, technicians and freight-handling personnel for our Asset-Based operations, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage or shipment levels. However, the available pool of drivers and technicians has been declining, which may cause us more difficulty in retaining and hiring qualified drivers and other personnel. Both our profitability and our ability to grow could be adversely affected if we encounter difficulty in attracting and retaining qualified drivers, technicians and freight-handling personnel or if we become subject to contractually required increases in compensation or fringe benefit costs. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow the Company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.

As of December 2019, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT that will remain in effect through June 30, 2023. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

If the independent contractors we contract with are deemed by regulators or judicial process to be employees, or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

The transportation and logistics industry’s heavy dependence on independent contractors for providing services has made it a target of litigation. Class actions and other lawsuits have arisen in the industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Many states have enacted restrictive laws that make it difficult to successfully prove independent-contractor status, and all states have enforcement programs to evaluate the classification of independent contractors. For example, California Assembly Bill 5 (“AB 5”), which became effective January 1, 2020, makes it difficult for companies to retain independent contractors who operate in the same line of business as the Company.  A federal judge in California recently entered an order temporarily preventing AB 5 from taking effort for motor carriers. That litigation is ongoing, and likely will be unresolved for some time. Other states have considered similar statutes and there can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of the operations within our ArcBest segment as employees. In the event of such reclassification of these owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest and under vicarious liability principles, which could have a material adverse effect on the results of operations and financial condition of our ArcBest segment.

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

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including the inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators and drivers of contracted carriers for our ArcBest segment; shortages in available cargo capacity of third parties, including capacity constraints in the truckload market which we experienced during 2018; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our ArcBest segment.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations that may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, including the effect of third-party carrier rate increases outpacing customer pricing, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our ArcBest segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents or incidents that may result in cargo loss or damage, other property damage, or serious personal injuries including death. As a result, claims may be asserted against us for actions by such drivers or for our actions in contracting with them initially or retaining them over time. We or our subsidiaries could be held directly responsible for these third-party claims and, regardless of ultimate liability, may incur significant costs and expenses in defending these claims. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

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

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters. Fuel prices have fluctuated significantly in recent years. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes that are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2019, the fuel surcharge mechanism generally continued to have market acceptance among our customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. Also, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially in periods in which fuel prices rapidly increase. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight or revenue per shipment measure and, consequently, our revenues, and the revenue decline may be disproportionate to the corresponding decline in our fuel costs.

Our business operations are subject to numerous governmental regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our financial condition and results of operations.

Various international, federal, state and local agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, indirect air carriage, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Increases in costs to comply with such regulations or the failure to comply, which could subject us to penalties or revocation of our permits or licenses, could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services.  Failure to comply with safety and security laws and regulations can result in both civil and criminal actions against the Company.  In addition to the potential harm to our reputation and brands, the financial burdens resulting from such actions could have a material adverse effect on our financial condition and results of operations.

We operate in the United States, and from the United States for international transportation, pursuant to federal operating authority granted by the U.S. Department of Transportation, the U.S. Federal Maritime Commission, and the Transportation Security Administration of the U.S. Department of Homeland Security. Failures by us, or our contracted owner operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose customers, as well as the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

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

As a provider of worldwide transportation and logistics services, the Company collects and processes significant amounts of customer data on a daily basis. Recently, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers can control the use and storage of their data. In 2018, the European Union’s General Data Protection Regulation (the “GDPR”) went into effect, which imposes strict new rules on controlling and processing customer data originating from the European Union. The State of California also passed an extensive consumer data protection law, the California Consumer Privacy Act of 2018 (the “CCPA”). Complying with new data protection laws and regulations, including the GDPR and the CCPA, may increase the Company’s compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and may otherwise adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time.

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

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks.  Our material handling and storage, fueling, equipment maintenance and cleaning subject us to the EPA underground storage tank regulations, the Clean Water Act oil pollution prevention and stormwater regulations, and the Federal Motor Carrier Safety Administration hazardous materials regulations. With regard to these areas, applicable regulatory requirements have several components including training, notification, inspection, testing, and operations and maintenance.

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

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future, including the Cleaner Trucks Initiative, which includes plans for future rulemaking to reduce nitrogen oxide emissions. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions have also required vendors to introduce new engines and emissions technologies, and the maintenance demands and reliability of vehicles equipped with these newly designed engines, as well as the residual values realized from the disposition of these vehicles, is uncertain. Such regulatory actions may also require changes in our operating practices and impair equipment productivity. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. These multiemployer plans, established pursuant to the Taft-Hartley Act, are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan in a relatively short period of time pursuant to an agreement. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the 2018 ABF NMFA and other related supplemental agreements, which will remain in effect through June 30, 2023. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”). ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. We cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

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

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2018, approximately 57% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2019 were made to plans that are in “critical and declining status,” including the Central States, Southeast and Southwest Areas Pension Plan. “Critical and declining status” is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Approximately 3% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status” (generally less than 65% funded) but not in “critical and declining status” and approximately 4% of its contributions are made to plans that are in “endangered status” (generally more than 65% but less than 80% funded), as defined by the PPA.

Approximately one half of ABF Freight’s multiemployer pension contributions are made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 27.2% and 37.8% as of January 1, 2018 and 2017, respectively. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 29, 2019, in which the plan’s actuary certified that, as of January 1, 2019, the plan is in critical and declining status, as defined by the Reform Act.  Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 6 years. The 2018 ABF NMFA provides for contributions to the Central States Pension Plan through June 30, 2023, and ABF Freight’s contribution rate is not expected to increase during the remainder of this period (though there are no guarantees).

We are subject to litigation risks, and at times may need to initiate litigation, which could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

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

ArcBest is recognized as a multi-faceted logistics provider with creative problem solvers who deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in commitment to quality, customer service, safety, and technology. The Panther Premium Logistics brand within the operations of our ArcBest segment is recognized for solving the toughest shipping and logistics challenges, delivering time-sensitive, mission-critical, and high-value freight with speed and precision. Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther Premium Logistics, and U Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, environmental, social and governance (“ESG”) issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Our business, including the moving services provided under our U-Pack brand, is increasingly dependent on the internet for attracting and securing customers, and the possibility that fraudulent behavior may confuse or deceive customers heightens the risk of damage to our reputation and increases the time and expense required to protect and maintain the integrity of our brands.  With the increased use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “U-Pack,” “The Skill & The Will,” and “More Than Logistics.”  For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire internet domain names held by others when such names have caused, or had the potential to cause, consumer confusion. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology.  We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including  equipment and process patents in connection with the pilot test program at ABF Freight.  Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Our Credit Facility and accounts receivable securitization program contain customary financial covenants and other customary restrictive covenants that may limit our future operations. A default under these financing arrangements or changes in regulations that impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

Our Third Amended and Restated Credit Agreement (the “Credit Agreement”), which governs our Credit Facility, contains representations and warranties, conditions, and events of default that are customary for financings of this type including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. Our accounts receivable securitization program also contains affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and requirements to maintain certain characteristics of the receivables, such as rates of delinquency, default, and dilution. Failing to achieve certain financial ratios as required by our Credit Facility and accounts receivable securitization program could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

If we default under the terms of the Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of a default under either of these facilities could constitute automatic default on the other of these facilities and could trigger cross-default provisions in our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts receivable securitization program, the lenders could proceed against the collateral by which the facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or accounts receivable securitization program, changes in regulations that impact the availability of funds or our costs to borrow under our financing arrangements, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Our Credit Facility, accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The Secured Overnight Financing Rate (the “SOFR”) has been selected by the Alternative Reference Rates Committee (the “ARRC”) as its preferred replacement for LIBOR, and Federal Reserve Bank of New York began publishing SOFR rates in April 2018. In October 2018, the FASB amended ASC Topic 815, Derivatives and Hedging, to permit the SOFR Overnight Index Swap (“OIS”) Rate as a U.S. benchmark rate. Our Credit Agreement, which was amended and restated during the third quarter of 2019, provides for the use of an alternate rate of interest in accordance with the provisions of the agreement. We anticipate amending our other borrowing agreements, as and when appropriate, to allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements.  Any such changes to the terms of our borrowing agreements are anticipated to become effective in 2022 upon our agreement with lenders as to the replacement reference rate. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out. At this time, it is not possible to predict whether SOFR will become a widely accepted benchmark in place of LIBOR, and we cannot be certain of what the impact of such a possible transition to SOFR or an alternative replacement reference rate may be on our liquidity and financial condition.

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

Claims may be asserted against us for accidents or for cargo loss or damage, property damage, personal injury, and workers’ compensation related to events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, for loss or damage to our customers’ goods or other damages for which we are alleged or may be determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. While we have established liabilities that are adjusted to reflect our claims experience, actual claims costs and legal expenses may exceed our estimates. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

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

We have programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of our self-insurance program for workers’ compensation and third-party casualty liability. Estimates made by the states and the surety companies of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, and we may be required to maintain secured surety bonds in the future, which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

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

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Greenhouse gas emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. A number of states have mandated, and California and certain other states may continue to individually mandate, additional emission-control requirements for equipment, which could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators for portions of our ArcBest segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

A general reduction in fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes, which, if enacted, could increase our costs. If we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our business, results of operations, and financial condition could be adversely affected.

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

During prolonged periods of decreased business levels, we and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. If market prices for used revenue equipment decline, corresponding decreases in our established salvage values on equipment being used in our Asset-Based operations would increase our depreciation expense, and we could incur impairment losses on assets held for sale, which could have an adverse effect on our results of operations.

Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.

As of December 31, 2019, we had recorded goodwill of $88.3 million and intangible assets, net of accumulated amortization, of $58.8 million. Our goodwill and intangible assets are primarily associated with acquisitions in the ArcBest segment. Our annual impairment evaluations for 2019 indicated an impairment of certain of these balances and, as a result, we recorded a noncash impairment related to goodwill and finite-lived customer relationship intangible assets of $20.0 million (pre-tax) and $6.0 million (pre-tax), respectively. (See Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the impairment charge.) The impairment resulted primarily from underperformance of the truckload and truckload-dedicated businesses of the ArcBest segment, which was driven by economic conditions and the effect of excess truckload market capacity on margins during 2019. The resulting declines in shipment and pricing trends negatively impacted the revenue growth rates and cash flows projected for these businesses for purposes of the annual impairment tests. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in further impairment and noncash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions.

As part of our long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we have strategically invested in our Asset-Light businesses through acquisitions, most recently in 2016 and 2015. We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The processes of evaluating acquisitions and performing due diligence procedures include risks that may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Further, we may not be able to acquire any additional companies at all or on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing strategic transactions.

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

The possible risks involved in acquisitions, including potential difficulties of integration include, among others:

●	retention of customers, key employees, and third-party service providers;
●	combining operations of the companies, including the integration of workforces at different locations while continuing to provide consistent, high-quality service to customers;
●	unanticipated issues in the assimilation and consolidation of information technology, communications, and other systems, including additional systems training and other labor inefficiencies;
●	consolidation of corporate and administrative infrastructures;
●	difficulties and costs of on-boarding employees to our policies, procedures, business culture, and benefits and compensation programs, which may be inconsistent with those of the acquired company;
●	difficulties managing businesses that are outside our historical core competency;
●	inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them, including additional or unanticipated regulatory and compliance issues;
●	the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;
●	increased tax liability or other tax risk if future earnings are less than anticipated or there is a change in the tax deductibility of certain items; and
●	other unanticipated issues, expenses, and liabilities, including previously unknown liabilities associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification provisions.

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

Our business and results of operations could be impacted by seasonal fluctuations, adverse weather conditions, and natural disasters.

Our operations are impacted by seasonal fluctuations that affect tonnage and shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of our Asset-Based and ArcBest segments have been, and may in the future be, adversely affected by inclement weather conditions. The first quarter of each year generally has the lowest tonnage levels, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels. At the same time, first quarter operating expenses may increase due to, among other things, a decline in fuel economy because of higher fuel density in colder temperatures, higher accident frequency, increased claims, and potentially higher equipment repair expenditures caused by harsh weather. ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedite shipments of our ArcBest segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations in service event volume, which is generally lower during mild weather conditions. Business levels of the household goods moving services provided by our ArcBest segment are generally lower in the non-summer months when demand for moving services is typically lower. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers or third-party service providers, damage our infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and business levels and, consequently, our operating results.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from a number of international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space or services from third-party aircraft, ocean vessels, and other modes of transportation or suppliers; burdens of complying with a wide variety of domestic and international laws and regulations, including export and import laws as well as different liability standards and less-developed legal systems; unexpected changes in foreign laws, regulations, trade, monetary or fiscal policy; changes in or enactment of tariffs, quotas, customs and other restrictions and trade barriers; difficulties in enforcing contractual obligations and intellectual property rights; and changes in foreign exchange rates. Additional risks associated with our international business include restrictive trade policies and trade wars, new or increased trade tariffs imposed by the U.S. government, duties, taxes, or government royalties imposed by foreign governments, and changes in international tax laws and regulations. In addition, natural disasters, pandemics, war, acts of terrorism, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

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

We operate in various Canadian provinces pursuant to operating authority granted by the Ministries of Transportation and Communications in such provinces, and we operate in Mexico by utilizing third-party carriers within the country. If the United States enters into, withdraws from or materially modifies international trade agreements, including the United States-Mexico-Canada Agreement which will replace the North American Free Trade Agreement once ratified by Canada, or other trade agreements or border policies, there could be more restrictive trade policies or increased regulatory complexities, which may result in increased costs and/or a reduction in the volume of freight shipped by our customers. Any such changes in trade policies and corresponding actions by other countries could have a material adverse effect on our business, results of operations, and financial condition.

Future acts of terrorism or war may cause significant disruptions in our operations and our business could be harmed by antiterrorism measures.

Terrorist attacks or acts of war, along with any government response to such events, may cause significant disruptions in our operations and may adversely affect our business, results of operations, financial condition, or liquidity. Our Asset-Based revenue equipment, as well as the owner operator fleet and contract carriers utilized in our Asset-Light operations, key infrastructure, and information technology systems may be targets or indirect casualties of acts of terrorism or war. As a result of actual or threatened terrorist attacks on the United States, federal, state, and municipal authorities have implemented, continue to implement, and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. Additional security measures may also reduce productivity of our drivers and third-party transportation service providers, which would increase our operating costs. There can be no assurance regarding the implementation of new antiterrorism measures and such new measures may have a material adverse effect on our business, results of operations, or financial condition.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities are suitable and adequate and that the facilities have sufficient capacity to meet current business requirements. The Company owns an office facility in Fort Smith, Arkansas containing 205,000 square feet, which provides space for certain corporate and subsidiary functions. The Company leases a secondary office building in Fort Smith, Arkansas, which contains 18,000 square feet.

Asset-Based Segment

As of December 31, 2019, the Asset-Based segment operated out of its general office building located in Fort Smith, Arkansas, which contains 196,800 square feet, and 242 service center facilities, 10 of which also serve as distribution centers. The Company owns 111 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Kansas City, Missouri	252	166,200
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, the ArcBest segment leases an office and warehouse location in Sparks, Nevada totaling approximately 129,600 square feet and five other locations with approximately 64,100 square feet of office and warehouse space.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ARCB.” As of February 21, 2020, there were 25,367,197 shares of the Company’s common stock outstanding, which were held by 231 stockholders of record.

On January 28, 2020, the Board of Directors declared a quarterly dividend of $0.08 per share to stockholders of record as of February 11, 2020. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Third Amended and Restated Credit Agreement, and other factors.

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

As of December 31, 2019 and 2018, treasury shares totaled 3,404,639 and 3,097,634, respectively. Under the repurchase program, the Company purchased 202,035 shares during the nine months ended September 30, 2019 and purchased 104,970 shares during the three months ended December 31, 2019, leaving $13.2 million available for repurchase under the program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program
	(in thousands, except share and per share data)
10/1/2019-10/31/2019	—	$—	—	$16,193
11/1/2019-11/30/2019	56,000	29.13	56,000	$14,562
12/1/2019-12/31/2019	48,970	27.86	48,970	$13,197
Total	104,970	$28.53	104,970
(1)	Represents the weighted average price paid per common share including commission.

As of February 21, 2020, the Company had purchased an additional 50,000 shares of its common stock for an aggregate cost of $1.2 million, leaving $12.0 million available for repurchase under the current buyback program.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2019. This information should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,988,310	$3,093,788	$2,826,457	$2,700,219	$2,666,905
Operating income(1)(2)(3)(4)	63,770	109,098	61,348	34,065	79,794
Income before income taxes(1)(2)(4)(5)	51,471	84,386	51,576	28,287	72,734
Income tax provision (benefit)(6)	11,486	17,124	(8,150)	9,635	27,880
Net income(1)(2)(4)(5)(6)	39,985	67,262	59,726	18,652	44,854
Earnings per common share, diluted(1)(2)(4)(5)(6)	1.51	2.51	2.25	0.71	1.67
Cash dividends declared per common share(7)	0.32	0.32	0.32	0.32	0.26
Balance Sheet Data:
Total assets	1,651,207	1,539,231	1,365,641	1,282,078	1,273,377
Current portion of long-term debt	57,305	54,075	61,930	64,143	44,910
Long-term debt (including notes payable and finance leases, excluding current portion)	266,214	237,600	206,989	179,530	167,599
Other Data:
Net capital expenditures, including assets acquired through notes payable and finance leases(8)	147,194	133,752	145,672	142,833	152,378
Depreciation and amortization of fixed assets	108,099	104,114	98,530	98,814	89,040
Amortization of intangibles	4,367	4,521	4,538	4,239	4,002

(1)	Includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, recognized in fourth quarter 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment. See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Includes a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recognized by ABF Freight in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund. See Multiemployer Plans within Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)	In accordance with an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, which the Company retrospectively adopted effective January 1, 2018, the components of net periodic benefit cost other than service cost are presented within other income (costs) in the consolidated financial statements. Therefore, these costs are no longer classified within operating income for all periods presented.
(4)	Includes restructuring costs related to the realignment of the Company’s corporate structure of $1.7 million (pre-tax), or $1.2 million (after-tax) and $0.05 per diluted share, for 2018; $3.0 million (pre-tax), or $1.8 million (after-tax) and $0.07 per diluted share, for 2017; and $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share, for 2016. See Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)	Includes nonunion defined benefit pension expense, including settlement, for all years presented. Pension settlements related to termination of the nonunion defined benefit pension plan began in fourth quarter 2018 and continued through third quarter 2019. In 2019, when plan termination was completed, nonunion defined benefit pension expense, including settlement and termination expense, totaled $9.0 million (pre-tax), or $7.7 million (after-tax) and $0.29 per diluted share. In 2018, when the pension settlements related to plan termination began, nonunion defined benefit pension expense, including settlement, totaled $18.2 million (pre-tax), or $13.5 million (after-tax) and $0.51 per diluted share. See Nonunion Defined Benefit Pension Plan within Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the plan termination and presentation of nonunion defined benefit pension expense, including settlement and termination expense.
(6)	Includes a tax benefit of $3.8 million and $0.14 per diluted share for 2018 and $25.8 million and $0.98 per diluted share for 2017, as a result of recognizing the tax effects of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. See Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(7)	The Company’s Board of Directors increased the quarterly cash dividend to $0.08 per share in October 2015.
(8)	Capital expenditures are shown net of proceeds from the sale of property, plant, and equipment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation and integrated logistics services to deliver innovative solutions. Our operations are conducted through our three reportable operating segments:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”);
●	ArcBest, our asset-light logistics operation; and
●	FleetNet®.

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

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2019 compared to 2018, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;
●	a financial summary and analysis of our Asset-Based segment results of 2019 compared to 2018, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of the results of our Asset-Light operations for 2019 compared to 2018, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

The Consolidated Results section of Results of Operations generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in the Consolidated Results section within Results of Operations of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2019	2018	2017
	(in thousands, except per share data)
REVENUES
Asset-Based	$2,144,679	$2,175,585	$1,993,314

ArcBest	738,392	781,123	706,698
FleetNet	211,738	195,126	156,341
Total Asset-Light	950,130	976,249	863,039

Other and eliminations	(106,499)	(58,046)	(29,896)
Total consolidated revenues	$2,988,310	$3,093,788	$2,826,457

OPERATING INCOME
Asset-Based(1)	$102,061	$103,862	$57,881

ArcBest(2)	(20,189)	23,588	19,525
FleetNet	4,806	4,385	3,477
Total Asset-Light	(15,383)	27,973	23,002

Other and eliminations	(22,908)	(22,737)	(19,535)
Total consolidated operating income	$63,770	$109,098	$61,348

NET INCOME(1)(2)(3)	$39,985	$67,262	$59,726

DILUTED EARNINGS PER SHARE(1)(2)(3)(4)	$1.51	$2.51	$2.25

(1)	Includes a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, in 2018 related to the multiemployer pension fund withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension Fund, as further discussed within this section.
(2)	Includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment, as further discussed within this section.
(3)	Includes after-tax nonunion defined benefit pension expense, including settlement expense, of $7.7 million and $0.29 per diluted share in 2019, $13.5 million and $0.51 per diluted share in 2018, and $3.7 million and $0.14 per diluted share in 2017. Pension settlement expense increased in 2018 due to lump sum distributions related to termination of the defined benefit pension plan as we advanced toward termination of the nonunion defined benefit pension plan. Termination of the nonunion pension plan was completed in 2019.
(4)	The tax benefits and credits, including the impact of the Tax Reform Act, as well as other changes in the effective tax rates which impacted consolidated net income and earnings per share, are further described within this Consolidated Results section and in the Income Taxes section of MD&A. As a result of recognizing the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, consolidated net income and earnings per share were impacted by a tax benefit of $3.8 million, or $0.14 per diluted share, in 2018 and $25.8 million, or $0.98 per diluted share, in 2017.

Our consolidated revenues, which totaled $3.0 billion for 2019, decreased 3.4% compared to 2018, primarily due to lower tonnage and shipment levels resulting from softer economic conditions and excess truckload capacity in the market. The year-over-year decrease in consolidated revenues for 2019 reflects a 1.4% decrease in our Asset-Based revenues and a 2.7% decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). The higher elimination of revenues reported in the “Other and eliminations” line of consolidated revenues in 2019, compared to 2018, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Asset-Based revenues represented 69% of our total revenues before other revenues and intercompany eliminations in 2019 and 2018. The number of workdays was lower by one half of a day in 2019 versus 2018, which contributed to lower total revenues in 2019. On a per-day basis, Asset-Based revenues decreased 1.2% in 2019, compared to 2018, reflecting a 4.8% decline in total tonnage per day, partially offset by a 3.7% improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges. The decline in our Asset-Based tonnage per day for 2019 reflects decreases in shipment levels and weight per shipment.

Our Asset-Light operations, on a combined basis, generated 31% of total revenues before other revenues and intercompany eliminations for 2019 and 2018. The decline in revenues of our Asset-Light operations for 2019, compared to 2018, is primarily due to lower revenue per shipment and declines in shipments per day in our ArcBest segment, associated with lower market pricing and reduced demand for the segment’s expedite and truckload services due to excess available capacity in the truckload market, partially offset by higher demand for the segment’s managed transportation solutions. The Asset-Light revenue decrease in the ArcBest segment was partially offset by revenue improvement for the FleetNet segment on higher service event volume.

Impacted by lower revenues in our Asset-Based and ArcBest segments, consolidated operating income decreased $45.3 million in 2019 compared to 2018, inclusive of the significant items described in the following paragraphs. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2019 and 2018 reflect the operating results of our operating segments and the items described below which are meaningful to the analysis of our consolidated operating results.

Operating results for 2019 were impacted by a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, recognized in the fourth quarter of 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment. The impairment resulted primarily from underperformance of the truckload and truckload-dedicated businesses within the ArcBest segment during 2019, driven by economic conditions and the effect of excess truckload market capacity on margins. Current economic conditions, including lack of growth in the industrial and manufacturing sectors, tariff impacts on international trade, and higher customer inventory levels contributed to uncertainty on projected shipment levels for purposes of our annual impairment testing, as further disclosed in Goodwill and Intangible Assets within the Critical Accounting Policies section of MD&A.

Our 2018 operating results were impacted by a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recorded by ABF Freight in second quarter 2018 for a multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”), as further discussed in the Asset-Based Segment Overview within the Asset-Based Operations section.

Innovative technology costs related to a freight handling pilot test program at ABF Freight impacted consolidated results by $15.7 million (pre-tax), or $12.0 million (after-tax) and $0.45 per diluted share, for 2019, compared to $5.9 million (pre-tax), or $4.4 million (after-tax) and $0.16 per diluted share, for 2018. During 2019, the Asset-Based segment also incurred conversion costs to comply with the electronic logging device (“ELD”) mandate of $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.08 per diluted share, with no comparable costs recognized during 2018. These matters are further discussed in the Asset-Based Segment Overview within the Asset-Based Operations section.

The year-over-year pre-tax comparisons of consolidated operating results were impacted by lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, which decreased $29.4 million in 2019 compared to 2018. The decrease in these fringe benefit costs were partially offset by higher nonunion healthcare and workers’ compensation costs. Nonunion healthcare costs increased $6.7 million in 2019, compared to 2018, due to increases in the number of claims filed and in the average cost per health claim, as well as higher prescription drug costs. Workers’ compensation expense increased $2.8 million in 2019, compared to 2018, due to unfavorable claims experience compared to the prior year. Consolidated operating results for 2019 benefited from a $4.0 million gain on the sale of properties previously used in the Asset Based segment’s service center operations in 2019, while consolidated operating results for 2018 benefited from a $1.9 million gain on sale of subsidiaries related to the sale of ArcBest’s military moving business in December 2017. Restructuring charges related to the realignment of our organizational structure totaled $1.7 million for 2018, with no comparable costs recognized during 2019.

The loss reported in the “Other and eliminations” line of consolidated operating income which totaled $22.9 million for 2019, compared to $22.7 million for 2018, includes expenses related to investments to develop and design various ArcBest technology and innovations, as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. As a result of our ongoing investments in technology, including the design and development of digital business platforms, we expect the loss reported in “Other and eliminations” for first quarter and full-year 2020 to be comparable to the 2019 amounts of $8.2 million and $22.9 million, respectively.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense, including settlement charges, and income from changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $3.7 million (after-tax) to consolidated net income and $0.14 to diluted earnings per share in 2019, versus less than $0.1 million (after-tax) and no earnings per share impact in 2018.

In November 2017, an amendment was executed to terminate our nonunion defined benefit pension plan with a termination date of December 31, 2017. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions through third quarter 2019, when the benefit obligations of the nonunion defined benefit pension plan were settled. In third quarter 2019, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation for the vested benefits of participants who could not be located for payment was transferred to the Pension Benefit Guaranty Corporation (the “PBGC”). Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $3.7 million and $0.14 per diluted share in 2019, compared to $13.5 million and $0.51 per diluted share in 2018. These net periodic benefit costs (as detailed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) include pension settlement charges related to lump-sum benefit distributions and, for 2019, the plan’s purchase of the annuity contract and transfer of the remaining benefit obligation to the PBGC in 2019. During 2019, consolidated net income and earnings per share were also impacted by a $4.0 million and $0.15 per diluted share noncash pension termination expense (with no tax benefit) related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. We made $7.7 million of tax-deductible cash contributions to the plan in third quarter 2019 to fund the plan benefit and expense distributions in excess of plan assets. The nonunion defined benefit plan was liquidated as of December 31, 2019.

Consolidated net income and earnings per share for 2019 were impacted by $1.4 million, or $0.05 per diluted share, for a research and development tax credit and by $2.3 million, or $0.09 per diluted share, for an alternative fuel tax credit related to the years ended December 31, 2019 and 2018, which was recognized upon the December 2019 retroactive reinstatement of the alternative fuel tax credit. Consolidated net income and earnings per share for 2018 were impacted by an alternative fuel tax credit of $1.2 million, or $0.05 per diluted share, related to the year ended December 31, 2017 due to the February 2018 retroactive reinstatement of the alternative fuel tax credit that had previously expired on December 31, 2016. For 2018, consolidated net income and earnings per share were impacted by a tax benefit of $3.8 million, or $0.14 per diluted share, as a result of recognizing the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted the year-over-year comparisons of consolidated net income and earnings per share for 2019 and 2018 are further described within the Income Taxes section of MD&A and in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Quarter-to-date through February 2020, the impact of the coronavirus outbreak on our financial performance has not been significant. However, the extent to which the coronavirus may impact our future results is uncertain and depends on future developments, including the duration and spread of the outbreak, as well as the impact on industrial production and manufacturing, consumer spending, customers’ inventory supply chains, and demand for our services.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Third Amended and Restated Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

	Year Ended December 31
	2019	2018	2017
	($ thousands)
Net income	$39,985	$67,262	$59,726
Interest and other related financing costs	11,467	9,468	6,342
Income tax provision (benefit)(1)	11,486	17,124	(8,150)
Depreciation and amortization	112,466	108,635	103,068
Amortization of share-based compensation	9,523	8,413	6,958
Amortization of net actuarial losses of benefit plans and pension settlement expense, including termination expense(2)	9,758	15,893	8,064
Asset impairment(3)	26,514	—	—
Multiemployer pension fund withdrawal liability charge(4)	—	37,922	—
Restructuring charges(5)	—	1,655	2,963
Consolidated Adjusted EBITDA	$221,199	$266,372	$178,971

(1)	Includes a tax benefit of $25.8 million in 2017 as a result of recognizing the tax effects of the Tax Cuts and Jobs Act. See Note E to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the impact of the Tax Cuts and Jobs Act.
(2)	Includes pre-tax settlement expense related to the nonunion defined benefit pension plan of $4.2 million, $12.9 million, and $4.2 million for 2019, 2018, and 2017, respectively, and pre-tax settlement expense related to the supplemental benefit plan of $0.4 million in 2019. For 2019, also includes a $4.0 million noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive income until the pension benefit obligation was settled upon plan termination. Pension settlement expense was higher in 2018 due to lump sum distributions as we advanced toward termination of the nonunion defined benefit pension plan, which was completed in 2019.
(3)	As disclosed in this Consolidated Results section, the noncash impairment charge recognized in 2019 relates to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment.
(4)	As disclosed in this Consolidated Results section, ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund.
(5)	Restructuring charges relate to the realignment of the Company’s organizational structure.

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

As of December 2019, approximately 82% of the Asset-Based segment’s employees were covered under the 2018 ABF NMFA with the IBT, which was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. A profit-sharing bonus under the 2018 ABF NMFA, which totaled $5.1 million, was earned by contractual employees for the year ended December 31, 2019 upon the Asset-Based segment achieving a 95.2% annual operating ratio.

The major economic provisions of the 2018 ABF NMFA include:

●	restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which begins accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements;
●	wage increases in each year of the contract, beginning July 1, 2018;
●	ratification bonuses for qualifying employees;
●	contributions to multiemployer pension plans at current rates for each fund;
●	continuation of existing health coverage and annual multiemployer health and welfare contribution rate increases in accordance with the contract;
●	changes to purchased transportation provisions with certain protections for road drivers as specified in the contract; and
●	profit-sharing bonuses based upon the Asset-Based segment’s achievement of annual operating ratios of 96.0% or below for a full calendar year under the contract period.

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

Pricing

The industry pricing environment, another key factor impacting our Asset-Based results, influences the ability to obtain appropriate margins and price increases on customer accounts. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2019, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2019 compared to 2018 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 53.6% and 51.8% of revenues for 2019 and 2018, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results. Lower cost increases throughout the 2018 ABF NMFA contract period and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors. However, under its current labor agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. The terms of the 2018 ABF NMFA are expected to allow the Asset-Based segment to maintain low-cost inflation in the current tight labor market while providing some of the best wages and benefits in the industry to our employees.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. In consideration of the impact of high multiemployer pension contribution rates, certain funds did not increase ABF Freight’s pension contribution rate for the annual contribution period preceding the effective date of the 2018 ABF NMFA. Rate freezes for this annual contribution period, which began August 1, 2017, impacted multiemployer pension plans to which ABF Freight made approximately 70% of its total multiemployer pension contributions for the year ended December 31, 2018. ABF Freight’s multiemployer pension contributions totaled $153.7 million and $167.2 million (including $1.6 million and $15.7 million of payments made toward the withdrawal liability related to the transition agreement with the New England Pension Fund) for 2019 and 2018, respectively, as discussed in the following paragraphs.

On July 25, 2018, the Northern and Southern New England Supplemental Agreements for 2018 to 2023 (the “New England Supplemental Agreements”) were ratified by the local unions in the region covered by the supplements. In accordance with the New England Supplemental Agreements, ABF Freight’s multiemployer pension plan obligation with the New England Pension Fund was restructured under a transition agreement effective on August 1, 2018. The transition agreement resulted in ABF Freight’s withdrawal as a participating employer in the New England Pension Fund and triggered settlement of the related withdrawal liability. ABF Freight simultaneously re-entered the New England Pension Fund as a new participating employer free from any pre-existing withdrawal liability and at a lower future contribution rate.

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

As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. The contractual wage rate increased 1.4% and 1.2% effective July 1, 2019 and 2018, respectively. The average health, welfare, and pension benefit contribution rate increased approximately 2.2% and 1.5% effective primarily on August 1, 2019 and 2018, respectively, inclusive of the previously mentioned pension contribution rate freezes and the lower contribution rate to the New England Pension fund beginning in third quarter 2018.

Asset-Based Segment Results

This Asset-Based Segment Results section of MD&A Results of Operations generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2019, 2018, and 2017. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in the Asset-Based Operations section of MD&A Results in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. As further discussed in the table below, certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There were no significant changes in operating expenses for the year ended December 31, 2017 as a result of the reclassifications.

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2019	2018	2017
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	53.6%	51.8%	56.5%
Fuel, supplies, and expenses(1)	12.0	11.8	11.7
Operating taxes and licenses	2.3	2.2	2.4
Insurance	1.5	1.5	1.5
Communications and utilities	0.9	0.8	0.9
Depreciation and amortization(1)	4.2	4.0	4.1
Rents and purchased transportation(1)	10.3	11.1	10.4
Shared services(1)	9.9	9.9	9.2
Multiemployer pension fund withdrawal liability charge(2)	—	1.7	—
Gain on sale of property and equipment	(0.3)	—	—
Innovative technology costs(1)(3)	0.6	0.2	0.1
Other(1)	0.2	0.2	0.3
	95.2%	95.2%	97.1%

Asset-Based Operating Income	4.8%	4.8%	2.9%

(1)	Beginning in third quarter 2019, the presentation of Asset-Based segment expenses was modified to present innovative technology costs as a separate operating expense line item. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on the segment’s total expenses as a result of the reclassifications. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosure of the expense category reclassifications.
(2)	ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund, as discussed in the Asset-Based Segment Overview within this Asset-Based Operations section of Results of Operations.
(3)	Represents costs associated with the previously announced freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment:

	Year Ended December 31
	2019	2018	% Change
Workdays	251.5	252.0
Billed revenue(1) per hundredweight, including fuel surcharges	$35.44	$34.16	3.7%
Pounds	6,057,948,155	6,374,175,134	(5.0)%
Pounds per day	24,087,269	25,294,346	(4.8)%
Shipments per day	19,597	20,078	(2.4)%
Shipments per DSY(2) hour	0.437	0.443	(1.4)%
Pounds per DSY(2) hour	537.13	558.58	(3.8)%
Pounds per shipment	1,229	1,260	(2.5)%
Pounds per mile(3)	19.14	19.43	(1.5)%
Average length of haul (miles)	1,034	1,039	(0.5)%

(1)	Revenue for undelivered freight is deferred for financial statement purposes in accordance with the revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.
(2)	Dock, street, and yard (“DSY”) measures are further discussed in Asset-Based Operating Expenses within this section of Asset-Based Segment Results. The Asset-Based segment uses shipments per DSY hour to measure labor efficiency in its local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.
(3)	Total pounds per mile is used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

Asset-Based Revenues

Asset-Based segment revenues for the year ended December 31, 2019 totaled $2,144.7 million, compared to $2,175.6 million in 2018. Billed revenue (as described in footnote (1) to the key operating statistics table directly above) decreased 1.2% on a per-day basis in 2019 compared to 2018, primarily reflecting a 4.8% decrease in pounds or tonnage per day, partially offset by a 3.7% increase in total billed revenue per hundredweight, including fuel surcharges. The number of workdays was lower by one half of a day in 2019 versus the prior year, which contributed to decreased total revenues in 2019.

The 4.8% decrease in tonnage per day for 2019, compared to 2018, reflects a high-single digit percentage decrease in LTL-rated tonnage, partially offset by a mid-single digit increase in truckload-rated tonnage levels. For 2019, total shipments per day decreased 2.4% and average weight per shipment declined 2.5%, primarily reflecting the impact of softer economic conditions in the industrial and manufacturing sectors which have the effect of reducing the size of customers’ shipments, combined with increased capacity in the truckload market which enables customers to utilize truckload carriers for some of their larger-sized LTL-rated shipments. Our Asset-Based segment has experienced year-over-year declines in LTL-rated shipment levels in the second, third, and fourth quarters of 2019, while truckload-rated shipment levels increased due to adding more volume-quoted spot shipments to improve the efficiency of our linehaul network.

The 3.7% increase in total billed revenue per hundredweight reflects yield improvement initiatives, including general rate increases, contract renewals, and further implementation of space-based pricing, partially offset by the impact of a higher proportion of truckload-rated spot business. The truckload-rated spot business generally has a lower revenue per hundredweight relative to LTL-rated shipments, and the 2019 revenue per hundredweight on truckload-rated business declined compared to 2018 due to the impact on spot market pricing associated with excess truckload capacity available in the market. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on both February 4, 2019 and April 16, 2018, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during 2019 increased an average of 3.5% compared to the prior year. The Asset-Based segment’s average nominal fuel surcharge rate for 2019 decreased approximately 70 basis points from 2018 levels. Excluding changes in fuel surcharges, average pricing on the Asset-Based segment’s LTL-rated business had a high-single-digit percentage increase for 2019, compared to 2018.

Asset-Based Revenues – First Quarter-to-date 2020

Asset-Based billed revenues quarter-to-date through late-February 2020 increased approximately 1.5% above the same period of 2019 on a per-day basis, primarily reflecting an increase in total tonnage levels of approximately 6%, partially offset by a decrease in total billed revenue per hundredweight of approximately 4.5%.

The increase in total tonnage reflects a low single-digit percentage increase in LTL-rated tonnage and a double-digit percentage increase in truckload-rated spot shipments moving in the Asset-Based network. Tonnage comparisons with the previous year have been positively impacted by initiatives to fill available Asset-Based equipment capacity with both truckload-rated and LTL-rated transactional shipments. Total shipments per day were flat quarter-to-date through late-February 2020, compared to the same period of 2019. Total weight per shipment increased approximately 6% versus the same prior-year period, with the weight per shipment on LTL-rated tonnage increasing approximately 3%.

The decrease in total billed revenue per hundredweight reflects lower billed revenue per hundredweight on truckload-rated spot shipments moving in the Asset-Based network combined with flat billed revenue per hundredweight excluding fuel surcharge on LTL-rated shipments. Although the pricing environment in 2020 through late-February is comparable with previous quarters, a higher number of heavier transactional LTL-rated shipments has impacted yield metrics. These transactional shipments utilize available trailer space, that would otherwise be moving empty, while improving operational metrics in the Asset-Based network. The year-over-year decrease in total billed revenue per hundredweight quarter-to-date through late-February 2020 is also impacted by comparison to solid pricing results in the same period of 2019, when total billed revenue per hundredweight increased approximately 7% over the same period of 2018. The Asset-Based segment implemented nominal general rate increases on its LTL-rated base rate tariffs of 5.9% effective February 24, 2020, although the rate changes vary by lane and shipment characteristics. The general rate increase affects approximately one third of our Asset-Based business.

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

Asset-Based Operating Income

The Asset-Based segment generated operating income of $102.1 million in 2019, compared to $103.9 million in 2018, with an operating ratio of 95.2% in both years. The 2018 operating results include the one-time charge of $37.9 million (pre-tax) for the multiemployer pension fund withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension fund, as previously discussed in the Asset-Based Segment Overview, which negatively impacted the prior year operating ratio by 1.7 percentage points. Excluding the 2018 multiemployer pension charge, the 2019 increase in the Asset-Based segment operating ratio was primarily driven by the effects of the weaker economic environment, particularly in the industrial and manufacturing sectors, on customers’ freight shipping needs and the related decrease in revenues from LTL-rated shipments.

As previously announced in our Current Report on Form 8-K dated October 22, 2019 and disclosed in our Quarterly Report on Form 10-Q for the three months ended September 30, 2019, ArcBest Technologies, our wholly-owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location expected to open in late-summer 2020. The pilot provides ABF Freight an opportunity to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While ArcBest believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $13.7 million and $3.8 million for 2019 and 2018, respectively. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $5.0 million in first quarter 2020, compared to $1.8 million in first quarter 2019.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 53.6% and 51.8% of Asset-Based segment revenues for 2019 and 2018, respectively. The increase in salaries, wages, and benefits as a percentage of revenue was influenced by the effect of lower revenues as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue levels.

Salaries, wages, and benefits for 2019 versus 2018, reflects year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, as previously discussed in the Labor Costs section of the Asset-Based Segment Overview. The year-over-year increase in salaries, wages, and benefits also includes $6.0 million of additional costs related to restoration of one week of vacation, $5.1 million of union profit-sharing bonus, and $0.4 million of additional costs related to amortization of the ratification bonus under the 2018 ABF NMFA. The additional week of vacation under the new labor agreement was accrued as it is earned for anniversary dates that begin on or after April 1, 2018. The one-time, lump sum ratification bonus was paid during third quarter 2018 and is being amortized over the duration of the contract beginning April 1, 2018. Salaries, wages, and benefits costs for 2019, compared to 2018, were also impacted by an increase in nonunion healthcare costs of $3.0 million and an increase in workers’ compensation expense of $2.8 million, both of which reflect unfavorable claims experience compared to the prior year. The year-over-year increase in salaries, wages, and benefits was partially offset by lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, which decreased $5.5 million in 2019 compared to 2018.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. The Asset-Based segment’s 2019 results reflect the impact of retaining freight handling personnel and drivers in the midst of a tight labor market to maintain customer service levels, as tonnage levels declined versus 2018. These resources allowed for lower utilization of local delivery agents and linehaul purchased transportation as further described below. Although certain productivity measures were negatively impacted by these strategic decisions, management believes the service emphasis provides opportunity to generate improved yields and business levels. Shipments per DSY hour declined 1.4% for 2019, compared to 2018. Productivity was negatively impacted by shipment profile metrics that increased handling costs in the weaker freight market, compared to the prior year. Lower weight per shipment, which declined 2.5% in 2019, versus 2018, was a contributing profile factor of the 3.8% year-over-year decline in pounds per DSY hour. Pounds per mile declined 1.5% for 2019, compared 2018, reflecting freight profile effects, including lower weight per shipment and shorter length of haul, while also maintaining service delivery schedules.

Fuel, supplies, and expenses as a percentage of revenue increased 0.2 percentage points in 2019, compared to 2018, primarily due to year-over-year increases in expense for maintenance and repairs of revenue equipment. The increase in fuel, supplies, and expenses was partially offset by a decrease in the Asset-Based segment’s average fuel price per gallon (excluding taxes) of approximately 8% and fewer miles driven during 2019, compared to 2018.

Depreciation and amortization as a percentage of revenue increased 0.2 percentage points for 2019, compared to 2018, primarily due to the impairment charges related to equipment replacement and other one-time costs incurred totaling $2.7 million for 2019 to comply with the ELD mandate which became effective in December 2019.

Rents and purchased transportation as a percentage of revenue decreased 0.8 percentage points in 2019, compared to 2018, due to lower utilization of local delivery agents and linehaul purchased transportation as the Asset-Based segment focused on optimizing utilization of owned assets and retained additional labor resources to maintain customer service. The decrease in purchased transportation costs was also impacted by lower rail utilization, as rail miles decreased approximately 4.7% in 2019, compared to 2018.

Gain on sale of property and equipment in 2019 reflects the impact of transition to a new service center facility and the subsequent sale of the unused property which generated a $4.0 million gain.

Innovative technology costs as a percentage of revenue increased 0.4 percentage points for the year ended December 31, 2019, compared to 2018, primarily due to increased activity for the previously discussed freight handling pilot test program at ABF Freight.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. For the year ended December 31, 2019 and 2018, the combined revenues of our Asset-Light operations totaled $950.1 million and  $976.2 million, respectively, accounting for approximately 31% of our total revenues before other revenues and intercompany eliminations in 2019 and 2018.

See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2019, 2018, and 2017. This Asset-Light Operations section of MD&A Results of Operations generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in the Asset-Light Operations section of MD&A Results in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K.

The key indicators necessary to understand the operating results of our Asset-Light segments include:

●	customer demand for logistics and premium freight transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels;
●	prices obtained for services, primarily measured by revenue per shipment or event;
●	availability of market capacity and cost of purchased transportation to fulfill customer shipments; and
●	management of operating costs.

ArcBest Segment

ArcBest segment revenues totaled $738.4 million and $781.1 million in 2019 and 2018, respectively. Operating loss for the segment totaled $20.2 million in 2019, compared to operating income of $23.6 million in 2018. The operating loss in 2019 reflects the impact of a $26.5 million (pre-tax) impairment charge previously discussed within our Consolidated Results section of MD&A. The ArcBest segment recorded this noncash impairment charge in the fourth quarter of 2019 related to the impairment of certain goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the segment. As further discussed within the Critical Accounting Policies section of MD&A, the impairment resulted primarily from underperformance of the truckload and truckload-dedicated businesses within the ArcBest segment, driven by economic conditions and the effect of excess truckload market capacity on margins.

The operations of our ArcBest segment remain a key component of our strategy to offer customers a single source of end-to-end logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. We are focused on growing and making strategic investments in the development of our Asset-Light operations, including truckload and truckload-dedicated service offerings, that enhance the efficient delivery of our services. Throughout our operations, we are seeking opportunities to expand our revenues by deepening customer relationships and securing new customers. In recent years, we have experienced significant growth in shipment levels and revenues of managed transportation solutions due, in part, to our strategic efforts to cross-sell our service offerings. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Third-party capacity, particularly for truckload services, has been relatively volatile in recent years. Available truckload capacity was more constrained than historic norms throughout the first nine months of 2018, before becoming more balanced in the fourth quarter of 2018. We believe that additional truckload capacity became available and visible to shippers in 2019. More available truckload capacity, combined with a softer economic environment throughout 2019, resulted in a market-driven reduction in pricing for many services of the ArcBest segment, compared to market pricing for these services in 2018. Significant changes in market capacity impact the cost of sourcing that capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment.

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Year Ended December 31
	2019	2018	2017
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	82.1%	80.8%	79.7%
Supplies and expenses	1.5	1.7	2.1
Depreciation and amortization	1.5	1.8	1.9
Shared services	12.7	11.7	11.8
Other	1.3	1.2	1.6
Asset impairment(1)	3.6	—	—
Restructuring costs	—	0.1	0.1
Gain on sale of subsidiaries(2)	—	(0.3)	—
	102.7%	97.0%	97.2%

ArcBest Segment Operating Income (Loss)	(2.7)%	3.0%	2.8%
(1)	Asset impairment in 2019 represents the previously discussed noncash charge related to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment.
(2)	Gain recognized in 2018 relates to the sale of the ArcBest segment’s military moving businesses in December 2017.

A comparison of key operating statistics for the ArcBest segment presented in the following table reflects the segment’s combined operations, excluding statistical data related to managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to more than one third of the ArcBest segment’s total shipments, while the business represented approximately 12% and 7% of segment revenues for 2019 and 2018, respectively. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation solutions transactions.

	Year Over Year % Change
	Year Ended December 31
	2019	2018

Revenue / Shipment	(8.6%)	12.8%

Shipments / Day	(2.0%)	(5.9%)

The $42.7 million or 5.5% decrease in ArcBest segment revenues in 2019, compared to 2018, primarily reflects reductions in revenue per shipment and fewer shipments on a per-day basis. Excess available truckload market capacity in 2019 was the primary driver of reduced market pricing for the segment’s expedite and truckload services compared to 2018 when there was limited available market capacity which drove increased demand and pricing for our services. The revenue declines were partially offset by higher demand for managed transportation solutions in 2019, compared to 2018.

Operating loss totaled $20.2 million for 2019, including the impact of the $26.5 million asset impairment charge in 2019, compared to operating income of $23.6 million in 2018. Excluding the impact of the asset impairment charge, operating income decreased $17.3 million in 2019, compared to 2018, primarily reflecting the decline in revenues. As previously discussed, changes in truckload capacity negatively impacted revenue during 2019. The revenue decline outpaced the corresponding decline in purchased transportation, resulting in purchased transportation costs increasing by 1.3 percentage points as a percentage of revenue for 2019, compared to 2018. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service. Shared services expenses increased 1.0 percentage point as a percentage of revenue for 2019, compared to 2018, reflecting strategic development of our owner-operator fleet and contract carrier capacity. In addition, certain operating costs are allocated based upon shipment levels which, as noted in the previous table, did not decline at the same rate as the reduction in revenue per shipment. The comparison of operating results for 2019 versus 2018 was also impacted by a $1.9 million gain recognized in 2018 related to the sale of the segment’s remaining military moving business in 2017. The gain was recognized when the required government approval of the transaction was obtained during 2018.

ArcBest Segment – First Quarter-to-date 2020

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 8.0% on a per-day basis through late-February 2020, compared to the same prior-year period, and purchased transportation expense decreased approximately 5.0% on a per-day basis between the periods. Purchased transportation expense represented 83.5% of revenues quarter-to-date through late-February 2020 compared to 81.0% of revenues in the same prior-year period. Excess available truckload market capacity that was experienced during 2019 continued into early 2020, resulting in lower revenue per shipment and reduced demand for expedite services through late-February 2020 versus the same prior-year period. Managed transportation solutions continued to have a positive impact on the ArcBest segment’s business through late-February 2020. Due to changes in market conditions and freight mix, the prices our ArcBest segment has secured from customers have decreased while the prices paid for purchased transportation have decreased by a smaller percentage, resulting in margin compression during the first quarter of 2020 through late-February, compared to the same period of 2019.

FleetNet Segment

FleetNet revenues totaled $211.7 million and $195.1 million in 2019 and 2018, respectively. The 8.5% increase in revenues in 2019, compared to 2018, was driven by higher service event volume, primarily due to an increase in preventative maintenance service events provided to our Asset-Based segment.

FleetNet’s operating income was $4.8 million and $4.4 million in 2019 and 2018, respectively. The year-over-year operating income improvement reflects revenue growth, partially offset by the impact on operating income margins of lower revenue per event on maintenance services combined with increased operating costs to service the event growth.

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

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2019	2018	2017

ArcBest Segment
Operating Income (Loss)(1)	$(20,189)	$23,588	$19,525
Depreciation and amortization(2)	11,344	13,750	13,090
Asset impairment(3)	26,514	—	—
Restructuring charges(4)	—	491	875
Adjusted EBITDA	$17,669	$37,829	$33,490

FleetNet Segment
Operating Income(1)	$4,806	$4,385	$3,477
Depreciation and amortization	1,341	1,140	1,089
Adjusted EBITDA	$6,147	$5,525	$4,566

Total Asset-Light
Operating Income (Loss)(1)	$(15,383)	$27,973	$23,002
Depreciation and amortization	12,685	14,890	14,179
Asset impairment(3)	26,514	—	—
Restructuring charges(4)	—	491	875
Adjusted EBITDA	$23,816	$43,354	$38,056
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $4.2 million in 2019 and $4.3 million and 2018 and 2017, and amortization of acquired software of $1.0 million, $2.1 million, and $2.7 million in 2019, 2018, and 2017, respectively.
(3)	Asset impairment in 2019 represents the previously discussed noncash charge related to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment.
(4)	Restructuring costs relate to the realignment of our corporate structure (see Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

Current Economic Conditions

Given the current economic conditions and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and adversely affect our ability to provide service to our customers and otherwise conduct our business. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

This Liquidity and Capital Resources section of MD&A generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Liquidity and Capital Resources of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	Year Ended December 31
	2019	2018	2017
	(in thousands)
Cash and cash equivalents(1)	$201,909	$190,186	$120,772
Short-term investments(2)	116,579	106,806	56,401
Total(3)	$318,488	$296,992	$177,173

(1)	Cash equivalents consist of money market funds, variable rate demand notes and, at December 31, 2018, U.S. Treasury securities with maturity dates of 90 days or less from the date of purchase.
(2)	Short-term investments consist of certificates of deposit and, at December 31, 2019 and 2018, U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At December 31, 2019, 2018, and 2017, cash, cash equivalents, and short-term investments of $66.2 million, $94.7 million, and $61.1 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

2019 Compared to 2018

Cash, cash equivalents, and short-term investments increased $21.5 million from December 31, 2018 to December 31, 2019. During 2019, cash provided by operations was used to repay $38.5 million of long-term debt, net of proceeds from issuing notes payable; fund $77.5 million of capital expenditures (with an additional $67.6 million of certain Asset-Based revenue equipment and $2.2 million of software were financed with notes payable), net of proceeds from asset sales; fund $11.5 million of internally developed software; purchase $9.1 million of treasury stock; and pay dividends of $8.2 million on common stock.

Our cash provided by operating activities during 2019 was $170.4 million, an $85.0 million decrease compared to $255.3 million of cash provided by operating activities during 2018. Net income decreased $27.3 million in 2019, compared to 2018. In 2019, cash provided by operating activities increased by $26.5 million (pre-tax) for a noncash impairment charge related to the impairment of certain goodwill, customer relationship intangible assets, and revenue equipment balances previously discussed in the ArcBest Segment within the Asset-Light Results section of Results of

Operations. In 2018, cash provided by operating activities increased by $37.9 million (pre-tax) for the establishment of the multiemployer plan withdrawal liability previously discussed within the Asset-Based Segment Overview section of Results of Operations, partially offset by $15.7 million of payments made towards the withdrawal liability during 2018. The remaining $62.0 million decrease in cash provided by operating activities for 2019, compared 2018, is primarily related to growth in working capital (which resulted in operating cash outflow) and changes in income taxes totaling $17.4 million, primarily related to an increase in prepaid income taxes in 2019, compared to 2018.

Excluding the impact of the multiemployer pension withdrawal liability and income taxes, changes in working capital contributed $39.9 million to the decrease in operating cash flow for 2019, compared to 2018, primarily due to decreases in accrued expenses, accounts payable, and other liabilities, which more than offset the decrease in accounts receivable due to lower business levels. The decline in working capital was impacted primarily by higher payouts in first quarter 2019 combined with lower accruals during 2019, compared to 2018, for certain nonunion performance-based incentive plans; a decrease in accounts payable for 2019, combined with an increase in accounts payable for 2018, due to a decline in business levels in 2019 versus 2018; and lower accruals related to the timing of payroll disbursements at December 31, 2019. Cash contributions of $7.7 million were made to the nonunion defined benefit pension plan during 2019, compared to cash contributions of $5.5 million made to the plan during 2018.

Cash provided by operating activities included federal, state, and foreign income tax payments, net of refunds, of $15.0 million and $3.3 million for the year ended December 31, 2019 and 2018, respectively.

Financing Arrangements

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2019:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$79,158	$1,947	$3,730	$73,481	$—
Interest rate swap(1)(3)	575	192	383	—	—
Accounts receivable securitization borrowings, including interest(1)(4)	41,740	1,021	40,719	—	—
Notes payable, including fixed-rate interest(1)(5)	227,882	63,423	110,623	53,633	203
Finance lease obligations, including fixed-rate interest(1)	15	7	8	—	—
Operating lease obligations(6)	80,021	22,576	28,990	15,146	13,309
New England Pension Fund withdrawal liability(7)	34,562	1,589	3,178	3,178	26,617
Postretirement health expenditures(8)	8,267	686	1,489	1,664	4,428
Deferred salary distributions(9)	3,124	480	766	581	1,297
Supplemental benefit plan distributions(10)	3,310	2,886	—	—	424
Voluntary savings plan distributions(11)	3,356	1,334	1,637	157	228
Off-balance sheet obligations:
Purchase obligations(12)	33,744	17,258	14,326	2,160	—
Total	$515,754	$113,399	$205,849	$150,000	$46,506

(1)	See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further description of this obligation.

(2)	The Credit Facility matures on October 1, 2024 with interest payments paid monthly and principal due at maturity. Future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(3)	Amounts represent fixed interest payments net of estimated income from the interest rate swap based on the LIBOR swap curve.

(4)	Amounts represent estimated payments due for the $40.0 million borrowed under the accounts receivable securitization program. Future payments due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(5)	Amounts represent future payments due under notes payable obligations, which relate primarily to revenue equipment and certain other equipment.

(6)	While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes. Amounts exclude future minimum payments of $36.6 million for two operating leases for office space and a service center facility, that were executed but had not yet commenced as of December 31, 2019, which will be paid over terms of approximately 12 years (see Note F to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further description of this obligation).

(7)	Amounts represent future payments due under the New England Pension Fund transition agreement. ABF Freight’s entry into this agreement is discussed in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations.

(8)	We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $20.6 million as of December 31, 2019.

(9)	We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $2.1 million as of December 31, 2019.

(10)	We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The accumulated benefit obligation of the SBP accrued in the consolidated balance sheet totaled $3.2 million as of December 31, 2019.

(11)	We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2019, VSP related assets totaling $2.4 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(12)	Purchase obligations include authorizations to purchase and binding agreements with vendors relating to facility improvements, certain equipment, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2019.

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2019	2018	2017
	(in thousands)
Capital expenditures, gross including notes payable and finance leases	$160,684	$138,008	$149,951
Less financing from notes payable and finance lease obligations	70,372	94,016	84,170
Capital expenditures, net of notes payable and finance leases	90,312	43,992	65,781
Less proceeds from asset sales	13,490	4,256	4,279
Total capital expenditures, net	$76,822	$39,736	$61,502

For 2020, our total capital expenditures, including amounts financed, are estimated to range from $135.0 million to $145.0 million, net of asset sales. These 2020 estimated net capital expenditures include revenue equipment purchases of $82.0 million, primarily for our Asset-Based operations. The remainder of 2020 expected capital expenditures includes real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2020 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in a range of $110.0 million to $115.0 million in 2020. The amortization of intangibles assets is estimated to be approximately $4.0 million in 2020.

Other Liquidity Information

Cash, cash equivalents, and short-term investments totaled $318.5 million at December 31, 2019. We generated $170.4 million, $255.3 million, and $151.9 million of operating cash flow during 2019, 2018, and 2017, respectively. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that the Asset-Based segment receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our revolving credit facility (“Credit Facility”) under our Third Amended and Restated Credit Agreement (“Credit Agreement”) and accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $180.0 million and $72.8 million, respectively, at December 31, 2019. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, as disclosed in the Contractual Obligations table within this Liquidity and Capital Resources section of MD&A, for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2019, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On January 28, 2020, our Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2020. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2019, we purchased 307,005 shares of our common stock for an aggregate cost of $9.1 million, leaving $13.2 million available for repurchase under the current buyback program.

Quarter-to-date through February 21, 2020, the Company had purchased an additional 50,000 shares of its common stock for an aggregate cost of $1.2 million, leaving $12.0 million available for repurchase under the current buyback program.

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

In October 2018, the FASB amended ASC Topic 815, Derivatives and Hedging, to permit the SOFR Overnight Index Swap (“OIS”) Rate as a U.S. benchmark interest rate. This amendment was effective for us on January 1, 2019 and it did not have an impact on our consolidated financial statements. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon our agreement with the lenders as to the replacement reference rate. Our Credit Agreement, which was amended and restated during third quarter 2019, provides for the use of an alternate rate of interest in accordance with the provisions of the agreement. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from the replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2019 or 2018. We have interest rate swap agreements in place which are discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable

Accounts receivable decreased $14.5 million from December 31, 2018 to December 31, 2019, reflecting lower business levels in December 2019 compared to December 2018.

Goodwill

Goodwill decreased $20.0 million from December 31, 2018 to December 31, 2019 due to a noncash impairment charge of $20.0 million related to the goodwill balance associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment.

Intangible Assets, Net

Intangible assets, net of accumulated amortization, decreased $10.1 million from December 31, 2018 to December 31, 2019, due to amortization of finite-lived intangible assets of $4.2 million in 2019 and a noncash impairment charge of $6.0 million related to customer relationship intangible assets associated with the acquisition of the truckload-dedicated business within the ArcBest segment.

Operating Right-of-Use Assets

The $68.5 million increase in operating right-of-use assets from December 31, 2018 to December 31, 2019 is due to adoption of Accounting Standards Codification Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019, and represents the recognition of right-of-use assets from operating lease agreements in our consolidated balance sheet.

Accrued Expenses

Accrued expenses decreased $14.4 million from December 31, 2018 to December 31, 2019, primarily due to a decrease in certain performance-based incentive plan accruals and lower accrued wages at December 31, 2019 due to the timing of payroll accruals, partially offset by an increase in vacation accruals for union employees related, in part, to the restoration of a week of vacation under the 2018 ABF NMFA.

Operating Lease Liabilities

The $20.3 million and $52.3 million increases in current and long-term operating lease liabilities, respectively, from December 31, 2018 to December 31, 2019, are due to the January 1, 2019 adoption of ASC Topic 842 and represent the recognition of liabilities from operating lease agreements in our consolidated balance sheet.

Pension and Postretirement Liabilities

The $5.1 million and $11.2 million decreases in current and long-term pension and postretirement liabilities, respectively, from December 31, 2018 to December 31, 2019, primarily relate to $7.7 million of cash contributions made to the nonunion defined benefit plan in 2019 to fund plan benefit and expense distributions in excess of plan assets during plan termination, and a net actuarial gain on our postretirement health benefit plan obligation related to the impact of lower prescription drug costs under the plan effective January 1, 2020.

Off-Balance Sheet Arrangements

At December 31, 2019, our off-balance sheet arrangements for purchase obligations totaled $33.7 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax rate was 22.3% of pre-tax income for 2019 and 20.3% for 2018. For 2017, our effective tax benefit rate was 15.8% of pre-tax income. The difference between our effective rate and the federal statutory rate for 2019 was impacted by the passage of The Further Consolidated Appropriations Act, 2020 in December 2019, which retroactively reinstated the alternative fuel tax credit that previously expired on December 31, 2017, for 2018 and 2019 and extended it through December 31, 2020. As a result, in the fourth quarter of 2019, we recognized alternative tax fuel credits for 2018 and 2019 totaling $2.3 million. The rate for 2019 was also impacted by the recognition of $1.4 million of federal research and development tax credits for tax years 2015 through 2018 based on a comprehensive and complex evaluation. The difference between our effective rate and the federal statutory rate for 2018 and 2017 primarily results from the impact of the Tax Cuts and Jobs Act, as discussed below. Additionally, a portion of the difference for 2019, 2018 and 2017 results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, non-deductible expenses, and the settlement of share-based payment awards. The rate for 2018 was also impacted by the February 2018 passage of the Bipartisan Budget Act of 2018 which retroactively reinstated the alternative fuel tax credit that had previously expired on December 31, 2016. The alternative fuel tax credit was reinstated through December 31, 2017, and the $1.2 million credit which related to 2017 was recognized in the first quarter of 2018.

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

As of December 31, 2018, the accounting for the income tax effects of the Tax Reform Act was complete and all amounts recorded were considered final. Additionally, through December 31, 2019, we have determined that we will not be significantly impacted by the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, or the tax on base erosion payments, which were other provisions of the Tax Reform Act.

For 2020, our U.S. statutory tax rate is 21.0%, under current law. Our average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits or deficiencies recognized in the income statement upon settlement of share-based payment awards, may cause our full year 2020 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

At December 31, 2019, we had net deferred tax liabilities after valuation allowances of $58.5 million. Valuation allowances for deferred tax assets totaled $0.7 million, $0.1 million, and $0.8 million at December 31, 2019, 2018, and 2017, respectively. The valuation allowance at December 31, 2017 included $0.7 million related to certain state net operating loss carryforwards set to expire in 5 years. Due to tax-planning strategies that included decreased state tax depreciation and other available actions, state taxable income was generated for 2018, and a portion of the state net operating loss carryforwards for which the valuation allowance was established were utilized. In addition, management concluded, based on available evidence, that it was more likely than not that remaining net operating losses would be utilized, and, therefore, the remaining valuation allowance of $0.7 million was reversed in 2018. In 2019, the $0.1 million valuation allowance for certain state contributions carryforwards was reversed, due to the utilization of a significant portion of the carryforward in 2019 and management’s conclusion that the remaining carryforward would be utilized. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover of $0.5 million at December 31, 2019 and $0.2 million at December 31, 2018 were fully reserved, resulting in a valuation allowance of $0.7 million at December 31, 2019. The need for additional valuation allowances is continually monitored by management.

At December 31, 2019, 2018, and 2017, we had reserves for uncertain tax positions totaling of $0.9 million, 1.0 million, and less than $0.1 million, respectively. A $0.7 million reserve for uncertain tax positions as of December 31, 2016 was related to certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017, and the reserve was removed at December 31, 2017. We also had a reserve for uncertain tax positions of less than $0.1 million at December 31, 2017 related to credits taken on a federal return. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2019, and the reserve was removed at December 31, 2019. We established a reserve for uncertain tax positions of $0.9 million at December 31, 2018 as a result of certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expires in the first quarter of 2020.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2019, 2018 and 2017, financial reporting income exceeded taxable income.

We made $28.1 million of federal, state, and foreign tax payments during the year ended December 31, 2019 and received refunds of $13.1 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2020 due primarily to the effect of 100% expensing of qualified depreciable assets in 2019 through 2022 as allowed under the Tax Reform Act. However, in the event we were to become unprofitable, provisions of the Tax Reform Act eliminating net operating loss carrybacks for 2018 and subsequent years would have an adverse impact on liquidity and financial condition.

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

Revenues are recognized when or as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our performance obligations are primarily satisfied upon final delivery of the freight to the specified destination. Revenue is recognized based on the relative transit time in each reporting period with expenses recognized as incurred using a bill-by-bill analysis or standard delivery times to establish estimates of revenue in transit for recognition in the appropriate period. This methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, and management believes it to be a reliable method.

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

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remain primarily responsible for fulfilling delivery to the customer and maintains discretion in setting the price for the services. Purchased transportation expense is recognized as incurred.

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

We record deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.5 million at December 31, 2019 and 2018 and are recorded in accrued expenses in the consolidated balance sheet.

Payment terms with customers may vary depending on the service provided, location or specific agreement with the customer. The time between invoicing and when payment is due is not significant. For certain services, we require payment before the services are delivered to the customer.

We expense sales commissions when incurred because the amortization period is one year or less.

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments (collectively our receivable allowance). Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2019 operating income by $0.5 million on a pre-tax basis.

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our expedite and truckload-dedicated operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

During 2019, it was determined that the estimated undiscounted future cash flows expected from the asset group established with the acquisition of our truckload-dedicated business did not support the recorded value of the assets. As a result, the Company recorded a noncash impairment charge of $6.5 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019 to record the asset group at fair value. Approximately $6.0 million of the impairment was related to customer relationships which are reported in “Intangible Assets, net” in the consolidated balance sheet and an additional $0.5 million was related to revenue equipment.

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

As of December 31, 2019, goodwill totaled $88.3 million, of which $87.7 million is related to acquisitions in the ArcBest segment. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. Our annual impairment testing is performed as of October 1. The annual impairment testing on the goodwill balances was performed as of October 1, 2019, and it was determined that the recorded balances of the domestic freight transportation reporting unit, included within the ArcBest segment, exceeded the estimated fair value of the reporting unit. As a result, we recorded a noncash goodwill impairment charge of $20.0 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019. As further discussed below, the impairment resulted primarily from underperformance of the Asset-Light truckload and truckload-dedicated businesses within the domestic freight transportation reporting unit of the ArcBest segment during 2019. The goodwill balances for each of the other reporting units were assessed qualitatively and it was determined that it was more likely than not that there was no impairment of goodwill as of the assessment date.

Our measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

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

The fair value estimated for this evaluation is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly traded companies which have similar operations. For the 2019 annual impairment tests of goodwill, market data suggests comparable companies are valued in the 0.4 to 1.2 times revenue range and in the 7.4 to 12.3 times EBITDA range. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of five years with a terminal value in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and could lead to additional impairment charges in the future.

Our consolidated goodwill balance is primarily related to acquisitions in the ArcBest segment which are included in the domestic freight transportation reporting unit for goodwill impairment testing, including the expedite freight transportation services we offer under the Panther Premium Logistics brand and certain of our Asset-Light truckload and truckload-dedicated businesses. We acquired the privately-owned truckload brokerage operations of Smart Lines Transportation Group, LLC and Bear Transportation Services, L.P. in January 2015 and December 2015, respectively. In September 2016, we acquired Logistics & Distribution Services, LLC, a privately-owned logistics and distribution firm with a focus on asset-light dedicated truckload business. The acquired truckload and truckload-dedicated businesses, which became part of our ArcBest segment, contributed significant incremental shipment and revenue growth in their respective year of acquisition and in the year immediately following the acquisition. However, our Asset-Light truckload and truckload-dedicated shipment levels and revenue per shipment metrics have subsequently declined. We believe the shipment and pricing trends we experienced in our Asset-Light truckload and truckload-dedicated businesses during 2019 were driven by freight market conditions, including the impact of increased available capacity in the truckload spot market and, in part, by enhanced visibility of shippers’ options for capacity.

Operating margins for the truckload and truckload-dedicated businesses within the domestic freight transportation reporting unit have also declined in recent years, as increased purchased transportation costs outpaced the growth in revenues during 2017 and 2018, and then during the market environment of excess truckload capacity in 2019, reductions in revenues outpaced the corresponding decline in purchased transportation expense. During 2019, we also experienced elevated costs within the domestic freight transportation reporting unit associated with long-term strategic development of our owner-operator fleet and contract carrier capacity, as well as higher insurance costs which we project to continue in future years. The impairment of a portion of the goodwill balance related to the domestic freight transportation reporting unit resulted from our analysis of recent Asset-Light truckload and truckload-dedicated shipment levels, pricing, and operating costs and extending those near-term factors to the forecast assumptions utilized in the annual revenue growth and cash flow assumptions for our annual goodwill impairment testing. Current economic conditions, including lack of growth in the industrial and manufacturing sectors, uncertainty surrounding trade, and higher customer inventory levels, contributed to uncertainty on projected shipment levels for purposes of these accounting assessments.

Our indefinite-lived intangible asset, which is the Panther trade name, totaled $32.3 million as of December 31, 2019. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible asset was performed as of October 1, 2019, and it was determined that the fair value of the Panther trade name was greater than the recorded balance.

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

Our finite-lived intangible assets consist primarily of customer relationship intangible assets and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset or asset group is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value will be recognized in operating income.

Considering the analysis of truckload and truckload-dedicated shipment levels, pricing, and operating costs previously discussed for our annual goodwill impairment testing, it was determined that potential impairment indicators existed and an impairment test of the asset groups, including our finite-lived intangible assets was performed as of October 1, 2019. It was determined that the estimated undiscounted future cash flows expected from the asset group associated with the acquisition of our truckload-dedicated business did not support the recorded value of the related asset group. As a result, the Company recorded a noncash impairment charge of $6.5 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019. Approximately $6.0 million of the impairment was related to customer relationships which are reported in “Intangible Assets, net” in the consolidated balance sheet and an additional $0.5 million was related to revenue equipment. Subsequent to the impairment charge, finite-lived intangible assets totaled $26.5 million net of accumulated amortization as of December 31, 2019.

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to decrease from the prior year assessment date. The decrease in our market capitalization as of October 1, 2019 is believed to be attributable to a decline in operating results, general market conditions, and the general state of the freight market. We believe the decrease in total market capitalization provides additional support for the impairment of our goodwill and intangible asset values, as previously discussed.

Nonunion Defined Benefit Pension Expense

In June 2013, we amended our nonunion defined benefit pension plan, which covered substantially all noncontractual employees hired before January 1, 2006, to freeze, as of July 1, 2013, the participants’ final average compensation and years of credited service upon which the benefits are generally based. In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. Following receipt of the determination letter, the plan’s actuarial assumptions were updated to remeasure the benefit obligation on a plan termination basis, including assumptions for participant benefit elections, rate of return, and discount rates, including the annuity contract interest rate. Benefit election forms were provided to plan participants and they had an election window during the fourth quarter of 2018 in which they could choose any form of payment allowed by the plan for immediate commencement of payment or defer payment until a later date. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions through third quarter 2019. Termination of the nonunion defined benefit plan (as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) was completed in 2019 and the plan was liquidated as of December 31, 2019.

Prior to completing the termination of the nonunion defined benefit pension plan, nonunion pension expense and liability were estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense were the rate used to discount the plan’s obligations, the expected return on plan assets, and, for pension termination assumptions, participant benefit election assumptions and the annuity contract interest rate. The assumptions used directly impacted the net periodic benefit cost for a particular year. An actuarial gain or loss resulted when actual experience varied from the assumptions or when there were changes in actuarial assumptions. Actuarial gains and losses were not included in net periodic benefit cost in the period when they arose but were recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost over the average remaining service period of the active plan participants beginning in the following year. A corridor approach was not used for determining amounts to be amortized. We recorded quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements were expected to exceed the estimated total annual interest cost of the plan.

Assumptions used to determine net periodic benefit cost for the nonunion benefit pension plan for the year ended December 31, 2019 were as follows:

Discount rate(1)	3.9%
Expected return on plan assets(2)	1.4%
Annuity contract interest rate(3)	3.4%

(1)	The discount rate presented was determined at December 31, 2018 and used to calculate first quarter 2019 nonunion pension expense, and the short-term discount rate determined upon quarterly settlements in 2019 of 3.8% and 3.7% was used to calculate the expense for the second and third quarter of 2019, respectively.
(2)	Plan related expenses are paid from plan assets held in trust and, accordingly, the expected return on plan assets is stated net of these estimated expenses. The expected return on plan assets presented was used to determine nonunion pension expense for first quarter 2019, and a 0.0% expected return on plan assets was used to determine nonunion pension expense for the second and third quarters of 2019.
(3)	The annuity contract interest rate presented was determined at December 31, 2018 and used to calculate first quarter 2019 nonunion pension expense. The annuity contract interest rate determined upon quarterly settlements in 2019 of 3.3% and 3.1% was used to calculate the expense for the second and third quarter of 2019, respectively.

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

The expected rate of return on plan assets was established by considering the historical and expected returns for the plan’s current investment mix. To fund lump sum benefit distributions which began in fourth quarter 2018 and in anticipation of distributing the remainder of nonunion defined benefit pension plan assets during 2019, the plan began liquidating its fixed income securities held in trust during fourth quarter 2018. At December 31, 2018, our nonunion defined benefit pension plan assets included mutual fund investments in cash equivalents and income securities totaling $26.6 million which were reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). There were no assets remaining in the plan as of December 31, 2019.

For remeasurement of the nonunion pension plan benefit obligation at December 31, 2018, the actuarial calculations for the annuity contract obligation utilized an annuity contract interest rate based on current published rates and included an assumption that, when benefits are payable in the future, 50% of remaining plan participants would elect a single life annuity form of payment and 50% would elect a lump-sum form of payment, commencing at the earliest age in which there is no actuarial reduction of the participants’ benefits under the terms of the plan. The plan incurred a $0.3 million actuarial loss during 2019 resulting from differences in plan termination assumptions, including the annuity contract assumptions, and the actual amounts required to purchase the nonparticipating annuity contracts and to transfer the remaining benefit obligations to the PBGC. This actuarial loss increased the pension settlement expense recognized in 2019 by the same amount.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2019 and 2018, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our subsidiaries have lower deductibles on their insurance for workers’ compensation and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $101.6 million and $96.7 million at December 31, 2019 and 2018, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2019 expense for workers’ compensation and third-party casualty claims by approximately $4.6 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

Interest Rate Risk

At December 31, 2019 and 2018, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $318.5 million and $297.0 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 2.3% in 2019 and 1.7% in 2018. Interest income was $6.5 million, $3.9 million, and $1.3 million in 2019, 2018, and 2017, respectively.

Under our Credit Agreement, as further described in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we have a Credit Facility which had an initial maximum credit amount of $250.0 million, including a swing line facility in the aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of December 31, 2019, $70.0 million was borrowed under the Credit Facility. Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Credit Agreement).

We have an interest rate swap agreement with a $50.0 million notional amount that matured on January 2, 2020 and an additional interest rate swap agreement with a $50.0 million notional amount that began on January 2, 2020 and will mature on June 30, 2022. The interest rate swap agreements require us to pay interest of 1.85% through January 2, 2020 and 1.99% from January 2, 2020 through June 30, 2022 to the counterparty in exchange for receipts of one-month LIBOR interest payments, and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 2.98% through January 2, 2020 and 3.12% from January 2, 2020 through June 30, 2022 assuming the margin currently in effect on the Credit Facility as of December 31, 2019. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

We have an accounts receivable securitization program, which matures October 1, 2021. The program provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. As of December 31, 2019, $40.0 million was borrowed under the program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing on October 1, 2021. Our accounts receivable securitization program is further described in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We also have notes payable arrangements to finance the purchase of certain revenue equipment, other equipment, and software as disclosed in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, we could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2019 and 2018. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2019 and 2018. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility and accounts receivable securitization program borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2019		2018
								Fair		Fair
	2020	2021	2022	2023	2024	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$57,298	$55,346	$48,415	$33,955	$18,287	$203	$213,504	$216,432	$181,409	$181,560
Weighted-average interest rate	3.25%	3.30%	3.31%	3.24%	2.88%	3.09%
Variable-rate debt:
Credit Facility	$—	$—	$—	$—	$70,000	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	2.78%	2.64%	2.69%	2.81%	2.88%	—%
Accounts receivable securitization program	$—	$40,000	$—	$—	$—	$—	$40,000	$40,000	$40,000	$40,000
Projected interest rate	2.55%	2.41%	—%	—%	—%	—%
Interest rate swap(1)
Fixed interest payments	$1,012	$1,009	$500	$—	$—	$—
Fixed interest rate	1.99%	1.99%	1.99%	—%	—%	—%
Variable interest receipts	$819	$748	$379	$—	$—	$—
Projected interest rate	1.66%	1.52%	1.54%	—%	—%	—%

(1)	Our interest rate swaps are recorded at fair value in other long-term liabilities and other long-term assets in the consolidated balance sheet, as applicable. The fair value of the interest rate swaps was a liability of $0.6 million and an asset of $0.8 million at December 31, 2019 and 2018, respectively.

We have finance lease arrangements to finance certain equipment as disclosed in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. We could enter into additional finance lease arrangements that will be subject to changes in interest rates.

Liabilities associated with the supplemental benefit plan and the postretirement health benefit plan are remeasured on an annual basis (and upon curtailment or settlement, if applicable) using the applicable discount rates at the measurement date. The discount rates are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with these benefit plans as well as the amount of liabilities recorded.

As further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the nonunion defined benefit pension plan was terminated effective December 31, 2017, with settlement of plan obligations and liquidation of plan assets complete as of December 31, 2019. As of December 31, 2018, the nonunion defined benefit pension plan was remeasured using plan termination assumptions, including a short-term discount rate which represents the Company’s current borrowing rate and an annuity contract interest rate based on current published rates. Changes in interest rates and differences in the actual amounts required to purchase the nonparticipating annuity contract and to transfer the remaining plan benefit obligations to the PBGC impacted the nonunion defined benefit pension settlement expense the Company recognized during 2019 by approximately $0.3 million. The assumptions for measurement of the obligations of the nonunion defined benefit pension plan as of December 31, 2018 are further described in the Critical Accounting Policies section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2019 and 2018, we had cash, cash equivalents, and short-term investments totaling $66.2 million and $94.7 million, respectively, which were not either FDIC insured or direct obligations of the U.S. government.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $23.0 million and $20.4 million at December 31, 2019 and 2018, respectively. A 10% change in market value of these investments would have a $2.3 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2019 and 2018.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 5% of total consolidated revenues for both 2019 and 2018. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note B and F to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Reserves

Description of the Matter

At December 31, 2019, the Company’s aggregate self-insurance reserves accrual was $101.6 million, which is primarily related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts (recognized at the time of the incident based on the nature and severity of the claim) plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed with the assistance of a third party actuarial specialist.

Auditing the Company’s self-insurance reserves is complex as it includes significant measurement uncertainty associated with the estimate, involves the application of significant management judgment, and employs the use of various actuarial methods. In addition, the estimate for self-insurance reserves is sensitive to significant management assumptions, including the frequency and severity assumptions used to derive the computation of the IBNR reserve, and the case reserves and loss development factors for reported claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the self-insurance reserves process, including management’s assessment of the assumptions and data underlying the IBNR reserve.

To evaluate the self-insurance reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s actuarial specialist by performing test of details over a representative sample. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied and significant assumptions used in determining the calculated reserve. We compared the Company’s reserve amount to an estimated range that our actuarial specialist developed based on independently selected assumptions.

Impairment Analysis of Goodwill and Intangible Assets

Description of the Matter

At December 31, 2019, the Company’s goodwill and intangible assets were $147.2 million. As discussed in Note D of the financial statements, goodwill and intangible assets are tested for impairment at least annually at the reporting unit level and asset level, respectively.

Auditing management’s annual goodwill and intangible assets impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units and intangible assets. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, operating margin, working capital requirements, terminal value and market multiples, which are affected by expectations about future market or economic conditions. Further, there was subjectivity and complexity involved in the recoverability test and impairment evaluation of certain intangible assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and intangible assets impairment review process. For example, we tested controls over management’s review of the quantitative impairment analyses of goodwill and intangible assets, including their review of valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the Company’s reporting units and intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. With the assistance of our valuation specialists, we compared the significant assumptions used by management to current industry and economic trends and performed procedures to identify information that might contradict the Company’s selected methodologies and associated significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and related intangible assets that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company and we tested the allocation of recorded impairment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Tulsa, Oklahoma
February 28, 2020

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2019	2018

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201,909	$190,186
Short-term investments	116,579	106,806
Accounts receivable, less allowances (2019 – $5,448; 2018 – $7,380)	282,579	297,051
Other accounts receivable, less allowances (2019 – $476; 2018 – $806)	18,774	19,146
Prepaid expenses	30,377	25,304
Prepaid and refundable income taxes	9,439	1,726
Other	4,745	9,007
TOTAL CURRENT ASSETS	664,402	649,226
PROPERTY, PLANT AND EQUIPMENT
Land and structures	342,122	339,640
Revenue equipment	896,020	858,251
Service, office, and other equipment	233,354	199,230
Software	151,068	138,517
Leasehold improvements	10,383	9,365
	1,632,947	1,545,003
Less allowances for depreciation and amortization	949,355	913,815
PROPERTY, PLANT AND EQUIPMENT, net	683,592	631,188
GOODWILL	88,320	108,320
INTANGIBLE ASSETS, net	58,832	68,949
OPERATING RIGHT-OF-USE ASSETS	68,470	—
DEFERRED INCOME TAXES	7,725	7,468
OTHER LONG-TERM ASSETS	79,866	74,080
TOTAL ASSETS	$1,651,207	$1,539,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$134,374	$143,785
Income taxes payable	12	1,688
Accrued expenses	228,749	243,111
Current portion of long-term debt	57,305	54,075
Current portion of operating lease liabilities	20,265	—
Current portion of pension and postretirement liabilities	3,572	8,659
TOTAL CURRENT LIABILITIES	444,277	451,318
LONG-TERM DEBT, less current portion	266,214	237,600
OPERATING LEASE LIABILITIES, less current portion	52,277	—
PENSION AND POSTRETIREMENT LIABILITIES, less current portion	20,294	31,504
OTHER LONG-TERM LIABILITIES	38,892	44,686
DEFERRED INCOME TAXES	66,210	56,441
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2019: 28,810,902 shares, 2018: 28,684,779 shares	288	287
Additional paid-in capital	333,943	325,712
Retained earnings	533,187	501,389
Treasury stock, at cost, 2019: 3,404,639 shares; 2018: 3,097,634 shares	(104,578)	(95,468)
Accumulated other comprehensive income (loss)	203	(14,238)
TOTAL STOCKHOLDERS’ EQUITY	763,043	717,682
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,651,207	$1,539,231

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018	2017

	(in thousands, except share and per share data)
REVENUES	$2,988,310	$3,093,788	$2,826,457

OPERATING EXPENSES	2,924,540	2,984,690	2,765,109

OPERATING INCOME	63,770	109,098	61,348

OTHER INCOME (COSTS)
Interest and dividend income	6,453	3,914	1,293
Interest and other related financing costs	(11,467)	(9,468)	(6,342)
Other, net	(7,285)	(19,158)	(4,723)
	(12,299)	(24,712)	(9,772)

INCOME BEFORE INCOME TAXES	51,471	84,386	51,576

INCOME TAX PROVISION (BENEFIT)	11,486	17,124	(8,150)

NET INCOME	$39,985	$67,262	$59,726

EARNINGS PER COMMON SHARE
Basic	$1.56	$2.61	$2.32
Diluted	$1.51	$2.51	$2.25

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,535,529	25,679,736	25,683,745
Diluted	26,450,055	26,698,831	26,424,389

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.32	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2019	2018	2017

	(in thousands)
NET INCOME	$39,985	$67,262	$59,726

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2019 – $2,308; 2018 – $477; 2017 – $1,682)	6,657	(1,376)	(2,640)
Pension settlement expense, including termination expense, net of tax of: (2019 – $1,167; 2018 – $3,327; 2017 – $1,617)	7,338	9,598	2,539
Amortization of unrecognized net periodic benefit costs, net of tax of: (2019 – $314; 2018 – $740; 2017 – $1,446)
Net actuarial loss	931	2,204	2,388
Prior service credit	(25)	(69)	(116)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2019 – $357; 2018 – $84; 2017 – $402)	(1,007)	236	621
Change in foreign currency translation, net of tax of: (2019 – $194; 2018 – $241; 2017 – $33)	547	(681)	51

OTHER COMPREHENSIVE INCOME, net of tax	14,441	9,912	2,843

TOTAL COMPREHENSIVE INCOME	$54,426	$77,174	$62,569

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
	(in thousands)
Balance at December 31, 2016	28,174	$282	$315,318	$386,917	2,565	$(80,045)	$(23,417)	$599,055
Net income				59,726				59,726
Other comprehensive income, net of tax							2,843	2,843
Issuance of common stock under share-based compensation plans	322	3	(3)					—
Tax effect of share-based compensation plans			(2,837)					(2,837)
Share-based compensation expense			6,958					6,958
Purchase of treasury stock					287	(6,019)		(6,019)
Dividends declared on common stock				(8,264)				(8,264)
Balance at December 31, 2017	28,496	285	319,436	438,379	2,852	(86,064)	(20,574)	651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				67,262				67,262
Other comprehensive income, net of tax							9,912	9,912
Issuance of common stock under share-based compensation plans	189	2	(2)					—
Tax effect of share-based compensation plans			(2,135)					(2,135)
Share-based compensation expense			8,413					8,413
Purchase of treasury stock					246	(9,404)		(9,404)
Dividends declared on common stock				(8,244)				(8,244)
Balance at December 31, 2018	28,685	287	325,712	501,389	3,098	(95,468)	(14,238)	717,682
Net income				39,985				39,985
Other comprehensive income, net of tax							14,441	14,441
Issuance of common stock under share-based compensation plans	126	1	(1)					—
Tax effect of share-based compensation plans			(1,291)					(1,291)
Share-based compensation expense			9,523					9,523
Purchase of treasury stock					307	(9,110)		(9,110)
Dividends declared on common stock				(8,187)				(8,187)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$39,985	$67,262	$59,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,099	104,114	98,530
Amortization of intangibles	4,367	4,521	4,538
Pension settlement expense, including termination expense	8,505	12,925	4,156
Share-based compensation expense	9,523	8,413	6,958
Provision for losses on accounts receivable	1,223	2,336	4,081
Change in deferred income taxes	5,411	1,872	(10,213)
Asset impairment	26,514	—	—
Gain on sale of property and equipment	(5,247)	(59)	(75)
Gain on sale of subsidiaries	—	(1,945)	(152)
Changes in operating assets and liabilities:
Receivables	13,720	(23,554)	(19,588)
Prepaid expenses	(4,756)	(2,988)	(64)
Other assets	(1,365)	(4,341)	(4,231)
Income taxes	(8,720)	12,169	(2,144)
Operating right-of-use assets and lease liabilities, net	728	—	—
Multiemployer pension fund withdrawal liability	(584)	22,602	—
Accounts payable, accrued expenses, and other liabilities	(27,039)	52,020	10,393
NET CASH PROVIDED BY OPERATING ACTIVITIES	170,364	255,347	151,915

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(90,955)	(43,992)	(65,781)
Proceeds from sale of property and equipment	13,490	4,256	4,279
Proceeds from sale of subsidiaries	—	4,680	2,490
Purchases of short-term investments	(129,709)	(108,495)	(73,459)
Proceeds from sale of short-term investments	120,409	58,698	73,842
Capitalization of internally developed software	(11,476)	(10,097)	(9,840)
NET CASH USED IN INVESTING ACTIVITIES	(98,241)	(94,950)	(68,469)

FINANCING ACTIVITIES
Payments on long-term debt	(58,938)	(71,260)	(68,924)
Borrowings under accounts receivable securitization program	—	—	10,000
Proceeds from notes payable	20,410	—	—
Net change in book overdrafts	(2,722)	262	(502)
Deferred financing costs	(562)	(202)	(937)
Payment of common stock dividends	(8,187)	(8,244)	(8,264)
Purchases of treasury stock	(9,110)	(9,404)	(6,019)
Payments for tax withheld on share-based compensation	(1,291)	(2,135)	(3,270)
NET CASH USED IN FINANCING ACTIVITIES	(60,400)	(90,983)	(77,916)

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	11,723	69,414	5,530
Cash and cash equivalents and restricted cash at beginning of period	190,186	120,772	115,242
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$201,909	$190,186	$120,772

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$70,372	$94,016	$84,170
Accruals for equipment received	$234	$2,807	$1,734
Lease liabilities arising from obtaining right-of-use assets	$32,761	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is the parent holding company of freight transportation and integrated logistics businesses providing innovative solutions. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries; ArcBest, the Company’s asset-light logistics operation; and FleetNet®. References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 69% of the Company’s 2019 total revenues before other revenues and intercompany eliminations. As of December 2019, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023.

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

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-Term Investments: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis with the original issuer. Short-term investments consist of FDIC-insured certificates of deposit and U.S. Treasury securities with original maturities greater than ninety days and remaining maturities less than one year. Interest and dividends related to cash, cash equivalents, and short-term investments are included in interest and dividend income.

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

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its cash, cash equivalents, and short-term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2019, 2018, or 2017 or more than 6% of its accounts receivable balance at December 31, 2019 and 2018. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

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

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the application development stage. Costs incurred in the preliminary project stage and postimplementation-operation stage, which includes maintenance and training costs, are expensed as incurred. For financial reporting purposes, capitalized software costs are amortized by the straight-line method generally over 2 to 7 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right of use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at fair value and recognize an impairment loss in operating income. For the year ended December 31, 2019, the Company recorded a pre-tax impairment charge of $6.5 million related to long-lived assets within the ArcBest segment (see Note D). At December 31, 2019, management was not aware of any other events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $1.3 million and $0.7 million are reported within other noncurrent assets as of December 31, 2019 and 2018, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). For annual and interim impairment tests, the Company is required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit. The Company’s annual impairment testing is performed as of October 1. For the year ended December 31, 2019, the Company recorded a pre-tax impairment charge of $20.0 million related to goodwill within the ArcBest segment (see Note D).

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

The Company amortizes finite-lived intangible assets over their respective estimated useful lives.

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

Management applies considerable judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years in jurisdictions in which they are allowable, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

The Company’s income taxes for the years ended December 31, 2018 and 2017 were impacted by the recognition of the effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) that was signed into law on December 22, 2017 (see Note E).

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $14.7 million and $17.5 million for the year ended December 31, 2019 and 2018, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Long-Term Debt: Long-term debt consists of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program; notes payable for the financing of revenue equipment, other equipment, and software; and finance lease obligations. The Company’s long-term debt and financing arrangements are further described in Note G.

Contingent Consideration: The Company records the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the Company’s contingent consideration liability, which is further described in Note C, was determined by assessing Level 3 inputs with a discounted cash flow approach using various probability-weighted scenarios. The fair value of the outstanding contingent consideration is recorded in accrued expenses or other long-term liabilities, based on when expected payouts become due. Amounts held in escrow for contingent consideration are recorded in other current assets or other long-term assets, consistent with the classification of the related liability. The liability for contingent consideration is remeasured at each quarterly reporting period and any change in fair value as a result of the recurring assessments is recognized in operating income. In January 2019, final payment of the contingent consideration was released from an escrow account reported in other current assets in the consolidated balance sheets. The Company did not have a contingent consideration liability at December 31, 2019.

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

Leases: The Company leases, primarily under operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Finance leases (formerly referred to as capital leases prior to the adoption of ASC Topic 842) are not material to the consolidated financial statements. The Company also has a small number of subleases and income leases on owned properties that are immaterial to the consolidated financial statements. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019. In accordance with ASC Topic 842, right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. For financial reporting purposes, right-of-use assets held under finance leases are amortized over their estimated useful lives on the same basis as owned assets, and leasehold improvements associated with assets utilized under finance or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under finance leases is included in depreciation expense. Obligations under the finance lease arrangements are included in long-term debt.

The short-term lease exemption was elected under ASC Topic 842 for all classes of assets to include real property, revenue equipment, and service, office, and other equipment. The Company adopted the policy election as a lessee for all classes of assets to account for each lease component and its related non-lease component(s) as a single lease component. In determining the discount rate, the Company uses ArcBest Corporation’s incremental borrowing rate unless the rate implicit in the lease is readily determinable when entering into a lease as a lessee. The incremental borrowing rate is determined by the price of a fully collateralized loan with similar terms based on current market rates.

For contracts entered into on or after the effective date, an assessment is made as to whether the contract is, or contains, a lease at the inception of a contract. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (3) whether the Company has the right to direct the use of the asset. For all operating leases that meet the scope of ASC Topic 842, a right-of-use asset and a lease liability are recognized. The right-of-use asset is measured as the initial amount of the lease liability, plus any initial direct costs incurred, less any prepayments prior to commencement or lease incentives received. The lease liability is initially measured at the present value of the lease payments, discounted using the Company’s secured incremental borrowing rate for the same term as the underlying lease unless the interest rate implicit in the lease is readily determined, then the implicit rate will be used. Lease payments included in the measurement of the lease liability are comprised of the following: (1) the fixed noncancelable lease payments, (2) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (3) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. Termination of the nonunion defined benefit plan (as further discussed in Note I) was completed in 2019 and the plan was liquidated as of December 31, 2019. The policy disclosures related to the nonunion defined benefit pension plan within this Note apply to the Company’s accounting for the plan for the periods presented in the consolidated financial statements and related disclosures of this Annual Report on Form 10-K prior to liquidation of the plan as of December 31, 2019.

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

The Company has not incurred service cost under its nonunion defined benefit pension plan or its supplemental benefit plan (“SBP”) since the accrual of benefits under the plans was frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under its postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement expense) of the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are reported within the other line item of other income (costs).

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. The discount rates used to discount the plans’ obligations, and the expected rate of return applied to the fair value of plan assets for the nonunion defined benefit pension plan, impact the Company’s expense for these plans. For ongoing plans, the discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. For the nonunion defined benefit pension plan, the Company established the expected rate of return on plan assets by considering the historical and expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and, for the postretirement health benefit plan, future increases in health care costs.

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

The Company recorded quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements were expected to exceed the estimated total annual interest cost of the plan. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, and the Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Pension settlement expense for the nonunion defined benefit pension plan and SBP is presented in Note I.

In September 2018, the nonunion defined benefit pension plan received a favorable determination letter from the U.S. Internal Revenue Service (the “IRS”) regarding qualification of the plan termination as of December 31, 2017. Following receipt of the determination letter, the plan’s actuarial assumptions were updated to remeasure the benefit obligation on a plan termination basis as of September 30, 2018 in connection with recognition of the quarterly pension settlement charge. The Company made assumptions for participant benefit elections, rate of return, and discount rates, including the annuity contract interest rate. These assumptions were updated as of December 31, 2018 and upon each quarterly remeasurement for settlements during 2019 until the benefit obligation of the plan was settled as of September 30, 2019. For plan termination assumptions, the Company utilized a short-term discount rate which represented the Company’s current borrowing rate and an annuity contract interest rate based on current published rates.

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

Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018, ArcBest segment revenue was recognized based on the delivery of the shipment to the customer-designated location.

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

Other Recognition and Disclosure

The Company records deferred revenue when cash payments are received or due in advance of performance under the contract. Deferred revenues totaled $0.5 million in both December 31, 2019 and 2018, and are recorded in accrued expenses in the consolidated balance sheets.

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

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss, net of tax. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly to stockholders’ equity. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note J. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note J. During 2018, the Financial Accounting Standards Board (the “FASB”) issued an amendment allowing a reclassification from accumulated other comprehensive income to reflect the appropriate tax rate under the Tax Reform Act. The Company elected to reclassify the stranded income tax effects resulting from the Tax Reform Act from accumulated other comprehensive loss to retained earnings as of January 1, 2018.

Earnings Per Share: The Company uses the two-class method for calculating earnings per share due to certain equity awards being deemed participating securities. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The calculation uses the net income based on the two-class method and the weighted-average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five-year period following the date of grant for restricted stock units awarded prior to 2018 and at the end of a four-year period following the date of grant for subsequent grants. Awards granted to non-employee directors typically vest at the end of a one-year period for awards granted on or after January 1, 2016 and at the end of a three-year period for previous grants, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

Share-based awards are amortized to compensation expense on a straight-line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company recognizes forfeitures as they occur and the income tax effects of awards are recognized in the statement of operations when awards vest or are settled.

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities. Fair value measurements for investments held in trust for the Company’s nonunion defined benefit pension plan are also disclosed. Fair value measurements are disclosed in accordance with the following hierarchy of valuation approaches based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

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

Management has recorded the right-of-use assets and associated lease liabilities for operating leases on the consolidated balance sheet as of December 31, 2019 in accordance with ASC Topic 842. The Company has a small number of finance leases and income leases that are not material to the consolidated financial statements.

The most significant impact of adopting ASC Topic 842 was the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases of $58.7 million as of January 1, 2019. The accounting for finance leases remained substantially unchanged. The expense recognition for operating leases and finance leases under ASC Topic 842 is substantially consistent with ASC Topic 840 and the impact of the new standard is noncash in nature. As a result, there was no significant impact on the Company’s results of operations or cash flows presented in the Company’s consolidated financial statements upon adoption.

ASC Topic 815, Derivatives and Hedging, which was adopted by the Company on January 1, 2019, was amended to change the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results to simplify hedge accounting treatment and better align an entity’s risk management activities and financial reporting for hedging relationships. ASC Topic 815, as amended, also allows for the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a U.S. benchmark interest rate. The amendment did not have an impact on the consolidated financial statements.

The U.S. Securities and Exchange Commission (the “SEC”) issued Final Rule 33-10618, FAST Act Modernization and Simplification of Regulation S-K, (“Final Rule 33-10618”) in March 2019 to modernize and simplify certain disclosure requirements in Regulation S-K and the related rules and forms. The final rule allows registrants to redact confidential information from most exhibits filed with the SEC without filing a confidential treatment request. Registrants are required under the final rule to include the trading symbol for each class of registered securities on the cover page of certain SEC forms. The eXtensible Business Reporting Language (“XBRL”) reporting requirements of the final rule include tagging data on the cover page of certain SEC filings and the use of hyperlinks for information that is incorporated by reference and available on EDGAR. The final rule includes provisions to simplify certain annual disclosure requirements within the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Risk Factors, and Properties sections of Form 10-K, which the Company adopted for this 2019 Annual Report on Form 10-K. The requirements of the final rule did not have a significant impact on the Company’s consolidated financial statement disclosures.

Accounting Pronouncements Not Yet Adopted

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

ASC Topic 326, Financial Instruments – Credit Losses, was amended to replace the current incurred losses impairment method with a method that reflects expected credit losses on certain types of financial instruments, including trade receivables. The amendment is effective for the Company beginning January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment is effective for the Company beginning January 1, 2021. The Company is currently assessing the impact this amendment will have on the consolidated financial statements and disclosures.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	December 31	December 31
	2019	2018
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$166,619	$124,938
Variable rate demand notes(1)(2)	14,750	19,786
Money market funds(3)	20,540	42,470
U.S. Treasury securities(4)	—	2,992
Total cash and cash equivalents	$201,909	$190,186

Short-term investments
Certificates of deposit(1)	$69,314	$82,949
U.S. Treasury securities(4)	47,265	23,857
Total short-term investments	$116,579	$106,806
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2019 and 2018, cash, cash equivalents, and short-term investments totaling $66.2 million and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2019		2018
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	40,000	40,000	40,000	40,000
Notes payable(3)	213,504	216,432	181,409	181,560
	$323,504	$326,432	$291,409	$291,560
(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$20,540	$20,540	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,427	2,427	—	—
	$22,967	$22,967	$—	$—
Liabilities:
Interest rate swaps(3)	$563	$—	$563	$—

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$42,470	$42,470	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,342	2,342	—	—
Interest rate swaps(3)	801	—	801	—
	$45,613	$44,812	$801	$—
Liabilities:
Contingent consideration(4)	$4,472	$—	$—	$4,472

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2019 and December 31, 2018 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in accrued expenses at December 31, 2018. The fair value of the contingent consideration for an earn-out agreement, which related to the September 2016 acquisition of LDS, represents the final accrued payment and was based on calculations performed for the earn-out period which ended August 31, 2018. In January 2019, final payment of the contingent consideration was released from an escrow account reported in other current assets in the consolidated balance sheets.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)

Balances at December 31, 2017	$6,970
Payments(1)	(3,528)
Change in fair value included in operating expenses	1,030

Balances at December 31, 2018	$4,472
Payments(1)	(4,472)
Balances at December 31, 2019	$—
(1)	Payments released from escrow account that is reported in other current assets in the consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value of assets remeasured on a nonrecurring basis.

	December 31, 2019
	Nonrecurring Fair Value Remeasurements Using
	Significant
	Unobservable Inputs	Total
	(Level 3)	Losses
	(in thousands)

Goodwill(1)	$83,842	$(20,000)
Long-lived assets(2)	6,805	(6,514)
	$90,647	$(26,514)
(1)	A portion of the goodwill within the ArcBest segment was reduced to its implied fair value as of October 1, 2019 (see Note D).
(2)	Represents fair value of the truckload-dedicated asset group within the ArcBest segment. Losses include write-downs of $6.0 million related to customer relationship intangibles (see Note D) and $0.5 million related to revenue equipment within the truckload-dedicated asset group included in the ArcBest segment reducing the carrying amounts to implied fair value as of October 1, 2019.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet
	(in thousands)
Balances December 31, 2017 and 2018	$108,320	$107,690	$630
Goodwill impairment(1)	(20,000)	(20,000)	—
Balances December 31, 2019	$88,320	$87,690	$630

Accumulated impairment December 31, 2019	$(20,000)	$(20,000)	$—
(1)	Goodwill impairment charge related to the ArcBest segment further described within this Note.

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The fair value estimated for this evaluation is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Significant unobservable inputs into the valuation include forecasted cash flows for the reporting unit and the discount rate (level 3 of the fair value hierarchy). The annual impairment testing on the goodwill balances was performed as of October 1, 2019, and it was determined that the recorded balances of the domestic freight reporting unit within the ArcBest segment exceeded the estimated fair value of the reporting unit. As a result, the Company recorded a noncash goodwill impairment charge of $20.0 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019.

The impairment resulted primarily from underperformance of the truckload and truckload-dedicated businesses within the domestic freight reporting unit of the ArcBest segment during 2019. Current economic conditions, including lack of growth in the industrial and manufacturing sectors, tariff impacts of international trade, and higher customer inventory levels, contributed to uncertainty on projected shipment levels for purposes of these accounting assessments. The goodwill balances for each of the other reporting units was assessed qualitatively and it was determined that it was more likely than not that there was no impairment of goodwill as of the assessment date.

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

Intangible assets consisted of the following as of December 31:

		2019			2018
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$26,667	$26,054	$60,431	$24,130	$36,301
Other	11	1,294	816	478	1,032	684	348
	14	54,015	27,483	26,532	61,463	24,814	36,649
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,315	$27,483	$58,832	$93,763	$24,814	$68,949

Considering the analysis of truckload and truckload-dedicated shipment levels, pricing, and operating costs previously discussed for our annual goodwill impairment testing, it was determined that potential impairment indicators existed and an impairment test of the asset groups, including our finite-lived intangible assets was performed as of October 1, 2019. It was determined that the estimated undiscounted future cash flows expected from the asset group associated with the acquisition of our truckload-dedicated business did not support the recorded value of the related asset group. As a result, the Company recorded a noncash impairment charge of $6.5 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019 to record the asset group at fair value. Approximately $6.0 million of the impairment was related to customer relationships and an additional $0.5 million was related to revenue equipment. Significant unobservable inputs into the valuation of the asset group include forecasted cash flows for the asset group and the discount rate (level 3 of the fair value hierarchy).

The future amortization for intangible assets and software acquired through business acquisitions as of December 31, 2019 were as follows:

Amortization of
Intangible Assets
(in thousands)
2020	$3,911
2021	3,869
2022	3,842
2023	3,744
2024	3,695
Thereafter	7,471
Total amortization	$26,532

NOTE E – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recorded a provisional reduction of net deferred income tax liabilities of $24.5 million at December 31, 2017, pursuant to the provisions of ASC Topic 740, Income Taxes, which requires the impact of tax law changes to be recognized in the period in which the legislation is enacted. An additional reduction of net deferred income tax liabilities of $3.8 million was recognized in 2018 related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. As of December 31, 2018, the accounting for the income tax effect of the Tax Reform Act was complete, and all amounts recorded were considered final.

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

The Tax Reform Act made many other changes in the tax law applicable to corporations, including the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, and the tax on base erosion payments. At December 31, 2019, the Company has determined these provisions of the Tax Reform Act will not have a significant impact on the Company’s consolidated financial statements.

Additional tax law changes occurred in December 2019 which had an impact on the 2019 tax provision. The nature and effect of these 2019 changes are described in the reconciliation of the effective tax rate and the statutory tax rate below.

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2019	2018(1)	2017(1)
	(in thousands, except percentages)
Current provision (benefit):
Federal	$2,202	$9,750	$(1,969)
State	1,813	3,264	3,701
Foreign	2,060	2,238	331
	6,075	15,252	2,063

Deferred provision (benefit):
Federal	4,196	1,157	(9,312)
State	1,221	737	(867)
Foreign	(6)	(22)	(34)
	5,411	1,872	(10,213)
Total provision (benefit) for income taxes	$11,486	$17,124	$(8,150)
(1)	For 2018 and 2017, the income tax provision (benefit) reflects the impact of the Tax Reform Act, as previously disclosed in this Note. Deferred income tax liabilities were reduced by $3.8 million and $24.5 million for 2018 and 2017, respectively, as a result of the decrease in the U.S. corporate statutory tax rate from 35% to 21% effective January 1, 2018. Current tax expense was reduced by $0.1 million and $1.3 million for 2018 and 2017, respectively, as a result of the tax law change and the Company’s application of a blended rate due to the use of a fiscal year other than the calendar year for U.S. income tax filing purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31, were as follows:

	2019(1)	2018(1)(2)	2017(1)(2)
	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$16,255	$23,153	$21,876
Amortization of intangibles and impairment	(6,933)	(763)	(1,030)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(1,880)	469	(812)
Revenue recognition	(1,437)	(2,524)	332
Allowance for doubtful accounts	541	(115)	(719)
Nonunion pension and other retirement plans	564	(2,810)	(1,977)
Multiemployer pension fund withdrawal(3)	150	(5,818)	—
Federal and state net operating loss carryforwards utilized	59	746	257
State depreciation adjustments	(1,302)	(1,761)	(1,244)
Share-based compensation	(709)	(529)	352
Valuation allowance increase (decrease)	383	(744)	401
Other accrued expenses	(699)	(4,881)	(852)
Impact of the Tax Reform Act(2)	—	(3,772)	(24,542)
Prepaid expenses(4)	1,782	1,313	(1,331)
Operating lease right-of-use assets/liabilities – net(5)	(1,049)	—	—
Other(4)	(314)	(92)	(924)
Deferred tax provision (benefit)	$5,411	$1,872	$(10,213)
(1)	The components of the deferred tax provision above reflect the statutory U.S. income tax rate in effect for the applicable year, which is 35% for 2017, a blended rate for 2018 (as previously discussed within this Note), and 21% for 2019.
(2)	For 2018 and 2017, the effect of the change in the U.S. corporate tax rate from 35% to 21% in accordance with the Tax Reform Act is reflected as a separate component of the deferred tax provision.
(3)	ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).
(4)	Prepaid expenses are presented as a separate component of the deferred tax provision (benefit). Certain reclassifications have been made to the prior period components to conform to the current year presentation.
(5)	Net change in operating lease right-of-use deferred tax assets and liabilities recorded due to the adoption of ASC Topic 842 in 2019.

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Accrued expenses	$41,757	$39,885
Operating lease liabilities(1)	19,726	—
Pension liabilities(2)	—	1,721
Supplemental pension liabilities(2)	1,091	1,033
Multiemployer pension fund withdrawal(3)	5,546	5,710
Postretirement liabilities other than pensions	5,359	7,660
Share-based compensation	5,605	4,893
Federal and state net operating loss carryovers	1,093	1,152
Other	1,538	1,355
Total deferred tax assets	81,715	63,409
Valuation allowance	(668)	(53)
Total deferred tax assets, net of valuation allowance	81,047	63,356

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	107,835	93,525
Operating lease right-of-use assets(1)	18,703	—
Intangibles	7,373	14,066
Revenue recognition	669	1,513
Prepaid expenses	4,952	3,225
Total deferred tax liabilities	139,532	112,329
Net deferred tax liabilities	$(58,485)	$(48,973)
(1)	Operating lease right-of-use assets and liabilities were recorded in 2019 due to the adoption of ASC Topic 842.
(2)	Supplemental pension liabilities are presented as a separate component of deferred tax assets. Certain reclassifications have been made to the prior period components to conform to the current year presentation.
(3)	ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2019(1)	2018(1)	2017(2)
	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$10,809	$17,721	$18,052
Federal income tax effects of:
State income taxes	(637)	(840)	(992)
Nondeductible expenses(3)	1,344	1,682	1,551
Life insurance proceeds and changes in cash surrender value	(775)	7	(927)
Alternative fuel credit	(2,340)	(1,203)	—
Net increase (decrease) in valuation allowances	382	(891)	401
Net increase (decrease) in uncertain tax positions	(20)	933	(720)
Settlement of share-based compensation	388	(649)	(1,129)
Impact of the Tax Reform Act on current tax(2)	—	(52)	(1,288)
Impact of the Tax Reform Act on deferred tax(2)	—	(3,772)	(24,542)
Nonunion pension termination expense	1,040	—	—
Foreign tax credits generated(3)	(2,054)	(2,216)	(297)
Federal research and development tax credits	(1,354)	—	—
Other(3)	(385)	187	(1,390)
Federal income tax provision (benefit)	6,398	10,907	(11,281)
State income tax provision	3,034	4,001	2,834
Foreign income tax provision	2,054	2,216	297
Total provision (benefit) for income taxes	$11,486	$17,124	$(8,150)
Effective tax (benefit) rate	22.3%	20.3%	(15.8)%

(1)	Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year after the enactment of the Tax Reform Act, which is 21%. The effect of applying a blended rate of 32.74% for the two months ended February 28, 2018, in accordance with the Tax Reform Act, is reflected in separate components of the reconciliation.
(2)	Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year prior to the enactment of the Tax Reform Act, which is 35%. For 2017, the effect of the change in the U.S. corporate tax rate to 21% in accordance with the Tax Reform Act is reflected in separate components of the reconciliation.
(3)	Foreign tax credits generated are presented as a separate component of the federal income tax provision (benefit). Certain reclassifications, including the separate presentation of foreign tax credits, have been made to the prior period components to conform to the current year presentation.

Income taxes paid, excluding income tax refunds, totaled $28.1 million, $21.8 million, and $22.7 million in 2019, 2018, and 2017, respectively. Income tax refunds totaled $13.1 million, $18.5 million, and $18.5 million in 2019, 2018, and 2017, respectively.

Under ASC Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year except for 2018 when it predominantly occurred in the fourth quarter. The tax rate for 2019 reflects a 0.9% expense, and the 2018 and 2017 rate reflects a benefit of 0.8% and 2.2%, respectively. The tax benefit of dividends on share-based payment awards was less than $0.1 million each for 2019, 2018, and 2017.

The Company had state net operating loss carryforwards of $11.7 million and state contribution carryforwards of $0.5 million at December 31, 2019. At December 31, 2018, the Company had a valuation allowance of $0.1 million related to state contribution carryforwards. Due to the utilization of a significant portion of the carryforward in 2019 the valuation allowance was reversed in 2019. At December 31, 2017, the Company established a valuation allowance of $0.7 million related to certain state net operating loss carryforwards set to expire in 5 years. Due to tax-planning strategies a significant portion of the state net operating loss carryforwards were utilized. The valuation allowance of $0.7 million was reversed in 2018. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable. Thus, the foreign tax credit carryover of $0.7 million at December 31, 2019 is fully reserved by a valuation allowance of $0.7 million.

The Company acquired Panther on June 15, 2012. At December 31, 2019, Panther had federal net operating loss carryforwards of approximately $1.2 million from periods ending on or prior to June 15, 2012. Federal net operating loss carryforwards will expire if not used within 12 years. For federal tax purposes, the use of such carryforwards is limited by

Section 382 of the Internal Revenue Code (“IRC”). However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

Consolidated federal income tax returns filed for tax years through 2015 are closed by the applicable statute of limitations. The Company is under examination by one state taxing authority at December 31, 2019. The Company is not under examination by foreign taxing authorities at December 31, 2019.

At December 31, 2019, 2018, and 2017, the Company had reserves for uncertain tax positions of $0.9 million, $1.0 million, and less than $0.1 million, respectively. A $0.7 million reserve for uncertain tax positions as of December 31, 2017 was related to certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2017, and the reserve was removed at December 31, 2017. The Company also had a reserve for uncertain tax positions of less than $0.1 million at December 31, 2017, and maintained the reserve at December 31, 2018, related to credits taken on a federal return. The statute of limitations for the federal return on which these credits were claimed expired in the fourth quarter of 2019, and the reserve was removed at December 31, 2019. A reserve for uncertain tax positions of $0.9 million was established at December 31, 2018 as a result of certain credits taken on amended federal returns. The statute of limitations for the federal return on which these credits were claimed expires in the first quarter of 2020.

For 2019, 2018 and 2017, interest of less than $0.1 million was paid related to foreign and state income taxes. Accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2019. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Current operating leases have remaining terms of less than 10 years, some of which include one or more options to renew, with renewal option terms up to five years, and some of which include options to terminate the leases within the next two years. The right-of-use assets and lease liabilities as of December 31, 2019 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of December 31, 2019 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in CPI index, rent payments that are based on usage, and other lease related payments which are subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The components of operating lease expense were as follows:

December 31, 2019
(in thousands)
Operating lease expense	$22,291
Variable lease expense	3,366
Sublease income	(324)

Total operating lease expense(1)	$25,333
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

Rental expense for operating leases, excluding expenses related to leases with initial terms of less than one year, totaled $20.5 million, net of sublease income, for 2018 and 2017.

The operating cash flows from operating lease activity were as follows:

December 31, 2019
(in thousands)
Noncash change in operating right-of-use assets	$20,439
Change in operating lease liabilities	(19,711)
Operating right-use-of-assets and lease liabilities, net	$728

Cash paid for amounts included in the measurement of operating lease liabilities	$(21,714)

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2019
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$68,470	$67,227	$1,243

Operating lease liabilities (current)	$20,265	$19,293	$972
Operating lease liabilities (long-term)	52,277	52,008	269
Total operating lease liabilities	$72,542	$71,301	$1,241

Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	3.77%

Maturities of operating lease liabilities at December 31, 2019 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other
	(in thousands)
2020	$22,576	$21,578	$998
2021	16,737	16,467	270
2022	12,253	12,253	—
2023	8,871	8,871	—
2024	6,275	6,275	—
Thereafter	13,309	13,309	—
Total lease payments	80,021	78,753	1,268
Less imputed interest	(7,479)	(7,452)	(27)
Total	$72,542	$71,301	$1,241
(1)	Excludes future minimum payments of $36.6 million for two operating leases for office space and a service center facility, that were executed but had not yet commenced as of December 31, 2019, which will be paid over terms of approximately 12 years. The Company has taken possession of the office space location as of January 1, 2020 and possession of the service center facility is expected in late-summer 2020, pending Lessor’s completion of construction to the premises.

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

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, both of which are further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	December 31	December 31
	2019	2018
	(in thousands)
Credit Facility (interest rate of 2.9%(1) at December 31, 2019)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.6% at December 31, 2019)	40,000	40,000
Notes payable (weighted-average interest rate of 3.3% at December 31, 2019)	213,504	181,409
Finance lease obligations (weighted-average interest rate of 3.3% at December 31, 2019)	15	266
	323,519	291,675
Less current portion	57,305	54,075
Long-term debt, less current portion	$266,214	$237,600
(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 2.98% and 3.10% based on the margin of the Credit Facility as of December 31, 2019 and 2018, respectively.

Scheduled maturities of long-term debt obligations as of December 31, 2019 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations
	(in thousands)
2020	$66,398	$1,947	$1,021	$63,423	$7
2021	102,230	1,845	40,719	59,659	7
2022	52,850	1,885	—	50,964	1
2023	37,030	1,966	—	35,064	—
2024	90,084	71,515	—	18,569	—
Thereafter	203	—	—	203	—
Total payments	348,795	79,158	41,740	227,882	15
Less amounts representing interest	25,276	9,158	1,740	14,378	—
Long-term debt	$323,519	$70,000	$40,000	$213,504	$15
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases at December 31 were included in property, plant and equipment as follows:

	2019	2018
	(in thousands)
Revenue equipment	$265,315	$264,396
Land and structures (service centers)	—	1,794
Software	2,140	1,484
Service, office, and other equipment	26,344	5,941
Total assets securing notes payable or held under finance leases	293,799	273,615
Less accumulated depreciation and amortization(1)	71,405	79,961
Net assets securing notes payable or held under finance leases	$222,394	$193,654
(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 3.1% at December 31, 2019. The Company paid interest of $10.9 million, $8.7 million, and $5.8 million in 2019, 2018, and 2017, respectively, net of capitalized interest which totaled $0.2 million, $0.2 million, and $0.9 million for 2019, 2018 and 2017, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement which was amended and restated in September 2019 (the “Credit Agreement”) to increase the initial maximum credit amount from $200.0 million to $250.0 million, including a swing line facility of an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company’s option to request additional revolving commitments or incremental term loans thereunder increased from $100.0 million to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of December 31, 2019, the Company had available borrowing capacity of $180.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2019.

Interest Rate Swaps

The Company has a five-year interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 2.98% based on the margin of the Credit Facility as of December 31, 2019. The fair value of the interest rate swap of less than $0.1 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019. At December 31, 2018, the fair value of the interest rate swap of $0.3 million was recorded in other long-term assets in the consolidated balance.

In June 2017, the Company entered into a forward-starting interest rate swap agreement with a $50.0 million notional amount beginning on January 2, 2020 upon maturity of the current interest rate swap agreement, and mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of December 31, 2019. The fair value of the interest rate swap of $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019. At December 31, 2018, the fair value of the interest rate swap of $0.5 million was recorded in other long-term assets in the consolidated balance.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at December 31, 2019 and 2018, and the change in the unrealized income on the interest rate swaps for the years ended December 31, 2019 and 2018 was reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at December 31, 2019.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2019 and 2018, $40.0 million was borrowed under the program. The Company was in compliance with the covenants under the accounts receivable securitization program as of December 31, 2019.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2019, standby letters of credit of $12.2 million have been issued under the program, which reduced the available borrowing capacity to $72.8 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2019 and 2018, the Company had letters of credit outstanding of $12.8 million and $17.2 million, respectively, (including $12.2 million and $16.6 million, respectively, issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2019 and 2018, surety bonds outstanding related to the self-insurance program totaled $62.3 million and $49.1 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $90.8 million, $94.0 million, and $84.2 million for revenue equipment and other equipment during the year ended December 31, 2019, 2018, and 2017, respectively.

NOTE H – ACCRUED EXPENSES

	December 31
	2019	2018
	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$107,149	$103,015
Accrued vacation pay	47,730	41,474
Accrued compensation, including retirement benefits(1)	49,148	71,447
Taxes other than income	8,722	8,457
Other(1)	16,000	18,718
Total accrued expenses	$228,749	$243,111
(1)	Certain reclassifications have been made to the prior period accrued expenses in this table to conform to the current year presentation. There was no impact on total accrued expenses as a result of the reclassifications. Certain accrued expense balances previously presented within “Other” in this table have been reclassed to “Accrued compensation, including retirement benefits” to conform to the current year presentation.

NOTE I – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The Company had a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The amendment resulted in a plan curtailment and eliminated the service cost of the plan. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits had not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate (see Defined Contribution Plans section within this Note).

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

The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions through third quarter 2019. During third quarter 2019, the plan purchased a nonparticipating annuity contract from an insurance company for $14.0 million to settle the pension obligation related to the vested benefits of approximately 120 plan participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation of $1.5 million for the vested benefits of 30 plan participants who could not be located for payment was transferred to the Pension Benefit Guaranty Corporation (the “PBGC”) during third quarter 2019. The Company made $7.7 million of tax-deductible cash contributions to the plan in third quarter 2019 to fund the plan benefit and expense distributions in excess of plan assets. Termination of the nonunion defined benefit plan was completed in 2019 and the plan was liquidated as of December 31, 2019.

The plan had previously purchased a $7.6 million nonparticipating annuity contract from an insurance company during 2017 to settle the pension obligation related to the vested benefits of approximately 50 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost related to the nonparticipating annuity contract purchases in 2019 and 2017, the transfer of the remaining benefit obligation to the PBGC in 2019, and lump-sum benefit distributions from the plan in 2019, 2018, and 2017. The pension settlement expense amounts are presented in the tables within this Note. In 2019, an additional $4.0 million pension termination expense (with no tax benefit) was recorded with pension settlement expense in the “Other, net” line of other income (costs) in the consolidated statements of operations. This noncash charge was related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. The stranded amount originally related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2019 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense in 2018 or 2017.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2018	$33,373	$137,417	$3,948	$3,897	$29,488	$24,097
Service cost	—	—	—	—	320	366
Interest cost	624	4,269	39	108	1,212	837
Actuarial (gain) loss(1)	300	(3,685)	186	(57)	(9,542)	4,957
Benefits paid	(34,297)	(105,522)	(937)	—	(848)	(769)
Settlement loss	—	894	—	—	—	—
Benefit obligations at December 31, 2019	—	33,373	3,236	3,948	20,630	29,488
Change in plan assets
Fair value of plan assets at December 31, 2018	26,646	124,831	—	—	—	—
Actual return on plan assets	(59)	1,837	—	—	—	—
Employer contributions	7,710	5,500	937	—	848	769
Benefits paid	(34,297)	(105,522)	(937)	—	(848)	(769)
Fair value of plan assets at December 31, 2019	—	26,646	—	—	—	—
Funded status at period end	$—	$(6,727)	$(3,236)	$(3,948)	$(20,630)	$(29,488)

Accumulated benefit obligation	$—	$33,373	$3,236	$3,948	$20,630	$29,488
(1)	The actuarial gain on the nonunion defined benefit pension plan for 2018 was primarily due to an increase in the discount rate used to remeasure the plan obligation at December 31, 2018 versus December 31, 2017. The actuarial gain on the postretirement health benefit plan for 2019 is primarily related to the impact of a lower cost prescription drug plan effective January 1, 2020, versus the actuarial loss for 2018 which was primarily related to changes in the medical trend rate assumption used to measure the plan obligation at the measurement date.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Current portion of pension and postretirement liabilities	$—	$(6,727)	$(2,886)	$(937)	$(686)	$(995)
Pension and postretirement liabilities, less current portion	—	—	(350)	(3,011)	(19,944)	(28,493)
Liabilities recognized	$—	$(6,727)	$(3,236)	$(3,948)	$(20,630)	$(29,488)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$320	$366	$489
Interest cost	624	4,269	4,514	39	108	102	1,212	837	1,060
Expected return on plan assets	(31)	(1,582)	(5,712)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(33)	(93)	(190)
Pension settlement expense(1)	4,164	12,925	4,156	370	—	—	—	—	—
Amortization of net actuarial loss(2)	260	2,583	3,132	95	81	82	898	304	694
Net periodic benefit cost	$5,017	$18,195	$6,090	$504	$189	$184	$2,397	$1,414	$2,053
(1)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.
(2)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2019(1)	2018(2)	2017(3)	2019(4)	2018	2017(5)
	(in thousands, except per share data)
Pension settlement distributions	$33,938	$105,279	$26,261	$937	$—	$989
Pension settlement expense, pre-tax(6)	$4,164	$12,925	$4,156	$370	$—	$—
Pension settlement expense per diluted share, net of taxes	$0.12	$0.36	$0.10	$0.01	$—	$—
(1)	Pension settlement distributions for 2019 represent $18.4 million of lump-sum benefit distributions, including participant-elected distributions associated with the plan’s termination, a $14.0 million nonparticipating annuity contract purchase, and a $1.5 million transfer of benefit obligations to the PBGC.
(2)	Pension settlement distributions for 2018 represent lump-sum benefit distributions, including participant-elected distributions associated with the plan’s termination.
(3)	Pension settlement distributions for 2017 represent $18.7 million of lump-sum benefit distributions and a $7.6 million nonparticipating annuity contract purchase.
(4)	The 2019 SBP distribution excludes the portion of the benefit related to an officer retirement which is delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to the delayed distribution is recognized in 2019.
(5)	The 2017 SBP distribution represents the portion of a benefit related to an officer retirement that occurred in 2016 which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to this distribution was recognized in 2016.
(6)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
	(in thousands)
Unrecognized net actuarial (gain) loss	$—	$4,034	$127	$405	$(3,024)	$7,416
Unrecognized prior service credit	—	—	—	—	(1)	(34)
Total	$—	$4,034	$127	$405	$(3,025)	$7,382

For ongoing plans, the discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. After updating actuarial assumptions for the nonunion defined benefit pension plan on a termination basis (as presented for 2018 in the table below), a short-term discount rate which represented the Company’s current borrowing rate was utilized to discount the plan’s annuity contract obligation from the expected date to settle the plan obligation back to the December 31, 2018 measurement date. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2019	2018	2019	2018	2019	2018
Discount rate	N/A	3.9%	2.4%	3.6%	3.1%	4.2%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2019(1)	2018(2)	2017(3)	2019	2018	2017	2019	2018	2017
Discount rate	3.9%	3.1%	3.4%	3.6%	2.8%	2.7%	4.2%	3.5%	4.0%
Expected return on plan assets	1.4%	1.4%	6.5%	N/A	N/A	N/A	N/A	N/A	N/A
(1)	The discount rate presented was used to determine the first quarter 2019 expense, and the short-term discount rate established upon quarterly settlements in 2019 of 3.8% and 3.7%, was used to calculate the expense for the second and third quarter of 2019, respectively. The expected return on plan assets presented was used to determine nonunion pension expense for first quarter 2019, and a 0.0% expected return on plan assets was used to determine nonunion pension expense for the second and third quarters of 2019, as further discussed in the following Nonunion Defined Benefit Pension Plan Assets section within this Note.
(2)	The discount rate presented was used to determine the first quarter 2018 credit, and the interim discount rate established upon each quarterly settlement in 2018 of 3.6%, 3.8%, and 3.6% was used to calculate the expense for the second, third, and fourth quarter of 2018, respectively.
(3)	The discount rate presented was used to determine the first quarter 2017 credit, and the interim discount rate established upon each quarterly settlement in 2017 of 3.4%, 3.2%, and 3.1% was used to calculate the expense/credit for the second, third, and fourth quarter of 2017, respectively. The expected return on plan assets presented was used to determine the nonunion pension credit for the first half of 2017, and a 2.5% expected return on plan assets was used to determine nonunion pension expense for the second half of 2017, as further discussed in the following Nonunion Defined Benefit Pension Plan Assets section within this Note.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2019	2018
Health care cost trend rate assumed for next year(1)	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the cost trend assumed rate	2026	2026
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully-insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2019 and 2018 are for 2021 and 2020, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2019 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

2020	$2,886	$686
2021	$—	$735
2022	$—	$754
2023	$—	$849
2024	$—	$815
2025-2029	$424	$4,428

Nonunion Defined Benefit Pension Plan Assets

Prior to plan termination, the Company established the expected rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical and expected returns for the plan’s current mix of investments.

In consideration of plan termination in recent years, the overall objectives of the investment strategy for the Company’s nonunion defined benefit pension plan became more focused on asset preservation, while continuing to ensure the plan would provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of ERISA and limit the possibility of experiencing a substantial investment loss over a one-year period. During the second half of 2017, a more conservative approach was taken to minimize the impact of market volatility by transferring the plan’s equity investments to short-duration debt instruments. The plan began liquidating its fixed income securities held in trust during fourth quarter 2018 to fund lump sum benefit distributions related to plan termination benefit elections of participants and in anticipation of distributing the remainder of nonunion defined benefit pension plan assets during 2019.

As a result of the changes to the plan’s asset allocation, the plan’s investment rate of return assumption was lowered for the second half of 2017, from 6.5% as of January 1, 2017 to 2.5% as of July 1, 2017. The Company’s long-term expected rate of return utilized in determining its 2018 nonunion defined benefit pension plan expense was 1.4%, net of estimated expenses expected to be paid from plan assets in 2018, and this rate was maintained as the short-term rate of return assumption under plan termination assumptions for the fourth quarter of 2018 and the first quarter of 2019. The Company’s short-term rate of return assumption, net of estimated expenses expected to be paid from plan assets, was lowered to 0.0% for the second and third quarters of 2019, as estimated expenses expected to be paid from plan assets were expected to offset investment returns on plan assets which were held in money market mutual funds during 2019.

As previously discussed, the plan began liquidating its income securities in the fourth quarter of 2018 and held investments primarily in cash equivalents as of December 31, 2018. Termination of the nonunion defined benefit plan was completed in 2019 and the plan was liquidated as of December 31, 2019.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2018, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and cash equivalents(1)	$19,856	$19,856	$—	$—
Debt instruments(2)	10	—	10	—
Floating rate loans(3)	6,780	6,780	—	—
Fair value of plan assets at December 31, 2018	$26,646	$26,636	$10	$—
(1)	Consists primarily of money market mutual funds.
(2)	Includes a debt income security which was liquidated subsequent to December 31, 2018. The sale price of the security was used to determine the fair value at December 31, 2018.
(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $2.1 million and $2.5 million were recorded as of December 31, 2019 and 2018, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Cash Long-Term Incentive Plan (see Cash Long-Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2019 and 2018, VSP balances of $2.4 million and $2.3 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $6.8 million, $6.1 million, and $5.6 million for 2019, 2018, and 2017, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. The Company recognized expense of $10.9 million, $11.6 million, and $8.3 million in 2019, 2018, and 2017, respectively, related to its discretionary contributions to the defined contribution plan.

Cash Long-Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2019, 2018, and 2017, $13.7 million, $18.3 million, $6.6 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $53.2 million and $49.3 million at December 31, 2019 and 2018, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $3.7 million during 2019, a loss of less than $0.1 million during 2018, and a gain of $2.6 million during 2017, associated with changes in the cash surrender value and proceeds from life insurance policies.

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

The multiemployer plans to which ABF Freight segment primarily contributes are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

Based on the most recent annual funding notices the Company has received, most of which are for plan year ended December 31, 2018, approximately 57% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2019 were made to plans that are in “critical and declining status,” including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, approximately 3% were made to plans that are in “critical status” but not “critical and declining status,” and approximately 4% were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2019	2018	Implemented (c)	2019	2018	2017	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$75,803	$74,177	$78,230	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	24,860	25,268	26,320	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,907	13,393	13,391	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	10,164	9,929	10,054	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	Implemented(10)	4,802	20,090	5,026	No

All other plans in the aggregate					24,210	24,392	25,395
Total multiemployer pension contributions paid(11)					$153,746	$167,249	$158,416

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2019 and 2018 is for the plan’s year-end status at December 31, 2018 and 2017, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2018 and 2017.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2018 and 2017.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2018 – January 31, 2019 and February 1, 2017 – January 31, 2018.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2019 and 2018.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2019 and 2018.
(7)	Contributions include $1.6 million and $15.7 million for 2019 and 2018, respectively, related to the multiemployer pension fund withdrawal liability which is further discussed in this Note.

(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2018 and 2017.
(9)	PPA zone status relates to plan years October 1, 2018 – September 30, 2019 and October 1, 2017 – September 30, 2018.
(10)	Adopted a rehabilitation plan effective January 1, 2009.
(11)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The 2018 ABF NMFA and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by the previously mentioned payments related to the New England Pension Fund and changes in Asset-Based business levels.

For 2019, 2018, and 2017, approximately one half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 27.2%, and 37.8% as of January 1, 2018 and 2017, respectively. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 29, 2019, in which the plan’s actuary certified that, as of January 1, 2019, the plan is in critical and declining status, as defined by the Reform Act. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 6 years.

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

As of December 31, 2019, the outstanding withdrawal liability totaled $22.0 million, of which $0.6 million and $21.4 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $24.5 million at December 31, 2019, which is equal to the present value of the future withdrawal liability payments, discounted at a 3.4% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

On May 7, 2019, the Treasury Department approved a benefit reduction rescue plan filed by the trustees of the Western Pennsylvania Teamsters and Employers Pension Fund (the “Western Pennsylvania Pension Fund”). As certified by the plan's actuary, the Western Pennsylvania Pension Fund was in critical and declining status for the plan year beginning January 1, 2019. Prior to the approval of the rescue plan, the Western Pennsylvania Pension Fund was projected to become insolvent in 2028. The authorization to reduce benefits issued by the Treasury Department was effective August 1, 2019. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2019 were made to the Western Pennsylvania Pension Fund.

As certified by the plan's actuary, the New York State Teamsters Conference Pension and Retirement Fund (the “New York State Pension Fund”) was in critical status for the plan year beginning January 1, 2019 and in critical and declining status for the plan year beginning January 1, 2018. The Treasury Department issued an authorization to reduce benefits under the New York State Pension Fund effective October 1, 2017. The plan sponsor of the New York State Pension Fund must make an annual determination that, despite all reasonable measures to avoid insolvency, the fund is projected to become insolvent unless a benefit reduction continues. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2019 were made to the New York State Pension Fund.

Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2019 were made to the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”), which was declared insolvent for the plan year beginning February 1, 2016. While the 707 Pension Fund will continue to administer the fund, the PBGC will provide financial assistance to the fund by paying retiree benefits not to exceed the PBGC guarantee limits for insolvent multiemployer plans. ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $172.0 million, $162.1 million, and $162.2 million, for the year ended December 31, 2019, 2018, and 2017, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 4.0%, 4.1%, and 3.7% primarily on August 1, 2019, 2018, and 2017, respectively, under the ABF Freight’s collective bargaining agreement with the IBT. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2019, 2018, and 2017 multiemployer health and welfare plan contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows at December 31:

	2019	2018	2017
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit (costs)	$2,898	$(11,821)	$(25,768)
Interest rate swap	(563)	801	481
Foreign currency translation	(2,075)	(2,816)	(1,894)

Total	$260	$(13,836)	$(27,181)

After-tax amounts:
Unrecognized net periodic benefit credit (costs)(1)	$2,152	$(12,749)	$(19,715)
Interest rate swap	(416)	591	292
Foreign currency translation	(1,533)	(2,080)	(1,151)

Total	$203	$(14,238)	$(20,574)
(1)	The years ended December 31, 2018 and 2017 include $4.0 million related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities which was recognized as pension termination expense during 2019 upon extinguishment of the nonunion defined benefit pension plan (see Note I). The reclassification of stranded income tax effects related to this item was not permitted by the amendment to ASC Topic 220 which the Company adopted as of January 1, 2018.

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized Net	Interest	Foreign
		Periodic Benefit	Rate	Currency
	Total	Credit (Costs)	Swap	Translation
	(in thousands)
Balances at December 31, 2017	$(20,574)	$(19,715)	$292	$(1,151)
Adjustment to beginning balance of accumulated other comprehensive loss for adoption of accounting standard(1)	(3,576)	(3,391)	63	(248)
Balances at January 1, 2018	(24,150)	(23,106)	355	(1,399)

Other comprehensive income (loss) before reclassifications	(1,821)	(1,376)	236	(681)
Amounts reclassified from accumulated other comprehensive loss	11,733	11,733	—	—
Net current-period other comprehensive income (loss)	9,912	10,357	236	(681)

Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	6,197	6,657	(1,007)	547
Amounts reclassified from accumulated other comprehensive loss	8,244	8,244	—	—
Net current-period other comprehensive income (loss)	14,441	14,901	(1,007)	547

Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)
(1)	The Company elected to reclassify the stranded income tax effects in accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018 as a result of adopting an amendment to ASC Topic 220.

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	2019	2018
	(in thousands)
Amortization of net actuarial loss(3)	$(1,253)	$(2,968)
Amortization of prior service credit	33	93
Pension settlement expense, including termination expense(3)(4)	(8,505)	(12,925)
Total, pre-tax	(9,725)	(15,800)
Tax benefit	1,481	4,067
Total, net of tax(3)	$(8,244)	$(11,733)
(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note I).
(3)	For the year ended December 31, 2019, amounts included in accumulated other comprehensive income related to the nonunion defined benefit pension plan were reclassed to net income in their entirety upon settlement of the pension benefit obligation. These amounts include amortization of net actuarial loss of $0.3 million (pre-tax) and pension settlement expense, including termination expense, of $8.1 million (pre-tax) which were recognized in the “Other, net” line of other income (costs). These reclassifications impacted net income by $7.3 million for the year ended December 31, 2019.
(4)	The year ended December 31, 2019 includes a $4.0 million noncash pension termination expense (with no tax benefit) related to an amount which was stranded in accumulated other comprehensive income until the pension benefit obligation was settled upon plan termination (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2019		2018
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,052	$0.08	$2,058
Second quarter	$0.08	$2,050	$0.08	$2,058
Third quarter	$0.08	$2,043	$0.08	$2,060
Fourth quarter	$0.08	$2,042	$0.08	$2,068

On January 28, 2020, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2020.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2019, the Company purchased 307,005 shares for an aggregate cost of $9.1 million, leaving $13.2 million available for repurchase under the program as of December 31, 2019. Treasury shares totaled 3,404,639 and 3,097,634 as of December 31, 2019 and 2018, respectively.

As of February 21, 2020, the Company had purchased an additional 50,000 shares of its common stock for an aggregate cost of $1.2 million, leaving $12.0 million available for repurchase under the current buyback program.

NOTE K – SHARE-BASED COMPENSATION

Stock Awards

As of December 31, 2018, the Company had outstanding restricted stock units (“RSUs”) granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). On April 30, 2019, the Company’s stockholders approved the ArcBest Ownership Incentive Plan (“the Ownership Incentive Plan”) to amend and restate the 2005 Plan. The Ownership Incentive Plan provides for the granting of 4.0 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units. The Company had outstanding RSUs granted under the Ownership Incentive Plan as of December 31, 2019.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2019	1,436,983	$25.81
Granted	386,840	$27.75
Vested	(170,935)	$39.60
Forfeited(1)	(35,768)	$25.97
Outstanding – December 31, 2019	1,617,120	$24.82
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31, 2019, 2018, and 2017 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2019	386,840	$27.75
2018	231,510	$44.50
2017	504,550	$16.39

Beginning with 2018 grants, the vesting date for RSUs granted to employees was reduced from the end of a five-year period to the end of a four-year period following the date of grant. The fair value of restricted stock awards that vested in 2019, 2018, and 2017 was $4.9 million, $9.6 million, and $11.2 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2019 was $18.3 million, which is expected to be recognized over a weighted-average period of approximately 2.05 years.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2019	2018	2017
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$39,985	$67,262	$59,726
Effect of unvested restricted stock awards	(22)	(150)	(238)
Adjusted net income	$39,963	$67,112	$59,488
Denominator:
Weighted-average shares	25,535,529	25,679,736	25,683,745
Earnings per common share	$1.56	$2.61	$2.32

Diluted
Numerator:
Net income	$39,985	$67,262	$59,726
Effect of unvested restricted stock awards	(21)	(145)	(233)
Adjusted net income	$39,964	$67,117	$59,493
Denominator:
Weighted-average shares	25,535,529	25,679,736	25,683,745
Effect of dilutive securities	914,526	1,019,095	740,644
Adjusted weighted-average shares and assumed conversions	26,450,055	26,698,831	26,424,389
Earnings per common share	$1.51	$2.51	$2.25

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights and, therefore, the RSUs granted in 2019, 2018, and 2017 are not participating securities. For the year ended December 31, 2019, 2018, and 2017 outstanding stock awards of 0.2 million, 0.1 million, and 0.1 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

The Company began a pilot test program in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely. During the third quarter of 2019, the presentation of operating expenses was modified to present innovative technology costs associated with the pilot test program as a separate operating expense line item for the Asset-Based segment. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on total consolidated expenses or total segment expenses as a result of the reclassifications.

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

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”). The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. In addition, the segment operations include freight transportation related to certain consumer household goods self-move services.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, truckload-dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments. FleetNet’s revenues for services provided to the Asset-Based and ArcBest segments totaled approximately 17%, 6%, and 2% for the year ended December 31, 2019, 2018, and 2017, respectively.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2019	2018	2017
	(in thousands)
REVENUES
Asset-Based	$2,144,679	$2,175,585	$1,993,314
ArcBest	738,392	781,123	706,698
FleetNet	211,738	195,126	156,341
Other and eliminations	(106,499)	(58,046)	(29,896)
Total consolidated revenues	$2,988,310	$3,093,788	$2,826,457
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,148,761	$1,128,030	$1,125,131
Fuel, supplies, and expenses(1)	257,133	255,655	234,006
Operating taxes and licenses	50,209	48,792	47,767
Insurance	32,516	32,887	30,761
Communications and utilities	18,614	16,983	17,373
Depreciation and amortization	89,798	85,951	82,507
Rents and purchased transportation(1)	221,479	242,247	206,457
Shared services(1)	212,773	215,302	182,568
Multiemployer pension fund withdrawal liability charge(2)	—	37,922	—
Gain on sale of property and equipment(3)	(5,892)	(410)	(695)
Innovative technology costs(1)(4)	13,739	3,810	2,966
Other(1)	3,488	4,554	6,248
Restructuring costs(5)	—	—	344
Total Asset-Based	2,042,618	2,071,723	1,935,433
ArcBest
Purchased transportation	606,113	631,501	563,497
Supplies and expenses	10,789	13,329	15,087
Depreciation and amortization	11,344	13,750	13,090
Shared services	93,961	91,266	83,660
Other	9,860	9,143	11,116
Asset impairment(6)	26,514	—	—
Restructuring costs(5)	—	491	875
Gain on sale of subsidiaries(7)	—	(1,945)	(152)
Total ArcBest	758,581	757,535	687,173

FleetNet	206,932	190,741	152,864
Other and eliminations	(83,591)	(35,309)	(10,361)
Total consolidated operating expenses	$2,924,540	$2,984,690	$2,765,109

(1)	As previously discussed in this Note, the presentation of Asset-Based segment expenses was modified in third quarter 2019 to present innovative technology costs as a separate operating expense line item. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation.
(2)	ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).
(3)	Includes a $4.0 million gain on sale of property previously used in Asset-Based segment service center operations following the transition to a new facility.
(4)	Represents costs associated with the freight handling pilot test program at ABF Freight previously discussed in this Note.
(5)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note N).
(6)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the segment (see Note D).
(7)	Gains recognized in 2018 and 2017 relate to the sale of the ArcBest segment’s military moving businesses in December 2017 and 2016, respectively.

	For the year ended December 31
	2019	2018	2017
	(in thousands)
OPERATING INCOME
Asset-Based	$102,061	$103,862	$57,881
ArcBest	(20,189)	23,588	19,525
FleetNet	4,806	4,385	3,477
Other and eliminations	(22,908)	(22,737)	(19,535)
Total consolidated operating income	$63,770	$109,098	$61,348

OTHER INCOME (COSTS)
Interest and dividend income	$6,453	$3,914	$1,293
Interest and other related financing costs	(11,467)	(9,468)	(6,342)
Other, net(1)	(7,285)	(19,158)	(4,723)
Total other income (costs)	(12,299)	(24,712)	(9,772)
INCOME BEFORE INCOME TAXES	$51,471	$84,386	$51,576
(1)	Includes the components of net periodic benefit cost other than service cost, including pension settlement and termination expense (see Note I), and proceeds and changes in cash surrender value of life insurance policies.

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2019	2018	2017
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$122,437	$116,505	$112,751
ArcBest	3,909	5,174	9,823
FleetNet	590	1,365	1,089
Other and eliminations(2)(3)	33,748	14,631	26,288
	$160,684	$137,675	$149,951

	For the year ended December 31
	2019	2018	2017
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$89,798	$85,951	$82,507
ArcBest(4)	11,344	13,750	13,090
FleetNet(5)	1,341	1,140	1,089
Other and eliminations(2)	9,983	7,794	6,382
	$112,466	$108,635	$103,068
(1)	Includes assets acquired through notes payable and finance leases of $67.6 million in 2019, $86.8 million in 2018, and $84.2 million in 2017.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $23.2 million and $6.9 million in 2019 and 2018, respectively.
(4)	Includes amortization of intangibles of $4.2 million in 2019, and $4.3 million in 2018 and 2017.
(5)	Includes amortization of intangibles which totaled $0.2 million in 2019, 2018, and 2017.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2019	2018	2017
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,408,409	$1,398,348	$1,361,224
Rents, purchased transportation, and other costs of services	934,958	989,006	869,584
Fuel, supplies, and expenses	316,047	325,126	304,126
Depreciation and amortization(1)	112,466	108,635	103,068
Other	126,146	123,998	124,144
Asset impairment(2)	26,514	—	—
Multiemployer pension fund withdrawal liability charge(3)	—	37,922	—
Restructuring costs(4)	—	1,655	2,963
	$2,924,540	$2,984,690	$2,765,109
(1)	Includes amortization of intangible assets.
(2)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the segment (see Note D).
(3)	ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (see Note I).
(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note N).

NOTE N – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. As a result, the Company recorded restructuring charges during 2018 and 2017, the majority of which are noncash, related to contract and lease terminations, severance, and relocation expenses.

The following table presents restructuring charges recorded in operating expenses for the years ended December 31:

	2019	2018	2017
	(in thousands)
Contract terminations(1)	$—	$427	$—
Severance and other(2)	—	1,228	2,963
Total charges	$—	$1,655	$2,963
(1)	Charges associated with the termination of noncancelable lease and consulting agreements.
(2)	Primarily severance payments resulting from a reduction in headcount of approximately 130 positions and other employee-related costs.

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 56 underground tanks located in 16 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

At December 31, 2019 and 2018, the Company’s reserve, which was included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.4 million and $0.6 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2019 and 2018.

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$711,839	$771,490	$787,563	$717,418
Operating expenses(1)	703,248	736,290	756,355	728,647
Operating income (loss)(1)	8,591	35,200	31,208	(11,229)
Other income (costs)(2)	(1,995)	(1,640)	(7,866)	(798)
Income tax provision (benefit)	1,708	9,184	7,072	(6,478)

Net income (loss)(1)(2)	$4,888	$24,376	$16,270	$(5,549)

Earnings (loss) per common share(3)
Basic(1)(2)	$0.19	$0.95	$0.64	$(0.22)
Diluted(1)(2)	$0.18	$0.92	$0.62	$(0.22)

Average common shares outstanding
Basic	25,570,415	25,554,286	25,527,982	25,490,393
Diluted	26,512,349	26,431,592	26,416,595	25,490,393

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$700,001	$793,350	$826,158	$774,279
Operating expenses(4)	687,276	790,194	770,103	737,117
Operating income(4)	12,725	3,156	56,055	37,162
Other income (costs)(2)	(3,734)	(2,422)	(2,064)	(16,492)
Income tax provision (benefit)	(963)	(499)	13,215	5,371

Net income(2)(4)	$9,954	$1,233	$40,776	$15,299

Earnings per common share(3)
Basic(2)(4)	$0.39	$0.05	$1.58	$0.59
Diluted(2)(4)	$0.37	$0.05	$1.52	$0.57

Average common shares outstanding
Basic	25,642,871	25,670,325	25,697,509	25,707,335
Diluted	26,596,376	26,699,549	26,795,659	26,682,262
(1)	Fourth quarter 2019 includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.78 per diluted share, related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and truckload-dedicated businesses within the ArcBest segment. See Note D.
(2)	Includes nonunion pension expense, including settlement, for each quarter of 2018 and 2019. Pension settlements related to termination of the nonunion defined benefit pension plan began in fourth quarter 2018 and continued through third quarter 2019. In third quarter 2019, when the benefit obligation of the plan was settled, nonunion defined benefit pension expense, including settlement and termination expense, totaled $6.7 million (pre-tax), or $6.0 million (after-tax) and $0.23 diluted share. In fourth quarter 2018, when the pension settlements related to plan termination began, nonunion defined benefit pension expense, including settlement, totaled $12.6 million (pre-tax), or $9.4 million (after-tax) and $0.35 per diluted share. See Nonunion Defined Benefit Pension Plan disclosures within Note I for annual amounts of nonunion pension expense, including settlement and termination expense.
(3)	The Company uses the two-class method for calculating earnings per share. See Note L.
(4)	Second quarter 2018 includes a multiemployer pension fund withdrawal liability charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share. See Multiemployer Plans within Note I.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) and our report dated February 28, 2020, expressed an unqualified opinion thereon.

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

February 28, 2020

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” and “Executive Officers of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2020 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “Director Compensation,” “2019 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2019 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2019 Fiscal Year-End,” “2019 Option Exercises and Stock Vested,” “2019 Pension Benefits,” “2019 Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “CEO Pay Ratio,” and “2019 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2020, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2019 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2020, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2020, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2020, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period
	(in thousands)
Year Ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$7,380	$1,223		$(245)	(a)	$2,910	(b)	$5,448
Allowance for other accounts receivable	$806	$(330)	(c)	$—		$—		$476
Allowance for deferred tax assets	$53	$—		$—		$(615)	(d)	$668

Year Ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$7,657	$2,336		$863	(a)	$3,476	(b)	$7,380
Allowance for other accounts receivable	$921	$(115)	(c)	$—		$—		$806
Allowance for deferred tax assets	$844	$—		$—		$791	(d)	$53

Year Ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,437	$4,081		$2,416	(a)	$4,277	(b)	$7,657
Allowance for other accounts receivable	$849	$72	(c)	$—		$—		$921
Allowance for deferred tax assets	$293	$—		$—		$(551)	(d)	$844

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
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

4.1*	Description of Common Stock.
10.1

Collective Bargaining Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018, File No. 000-19969, and incorporated herein by reference).

10.2

Withdrawal Agreement, executed on or about July 31, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019 File No. 000-19969, and incorporated herein by reference).

10.3

Reentry Agreement, effective as of August 1, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019 File No 000-19969, and incorporated herein by reference).

10.4#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for  awards after 2015) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.5#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature (for 2019 awards) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019. File No. 000-19969, and incorporated herein by reference).

10.6#

Form of Restricted Stock Unit Award Agreement (Employees) (for awards prior to 2018) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2015, File No. 000-19969, and incorporated herein by reference).

10.7#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2018 awards) (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019 File No. 000-19969, and incorporated herein by reference).

10.8#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2019 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

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

10.17#

First Amendment to the ArcBest Corporation Voluntary Savings Plan, Amended and Restated effective as of January 1, 2017. (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019 File No. 000-19969, and incorporated herein by reference).

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

10.22#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.23#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

10.24#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.25#

First Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.26#

Second Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.27#

Third Amendment to the ArcBest Corporation Executive Officer Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.28#

ArcBest Long-Term (3 Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

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

10.31#

ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969 and incorporated herein by reference).

10.32#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

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

10.36*

Third Amendment to Second Amended and Restated Receivables Loan Agreement, dated as of December 30, 2019, by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, PNC Bank National Association and Regions Bank, as Lenders, and PNC Bank, National Association, as LC Issuer and Agent for the Lenders and their assigns and the LC Issuer and its assigns.

10.37

Third Amended and Restated Credit Agreement, dated as of September 27, 2019, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019 File No. 000-19969, and incorporated herein by reference).

21*	List of Subsidiary Corporations.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

See Item 15(a)(3) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	February 28, 2020	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 28, 2020
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 28, 2020
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 28, 2020
Traci L. Sowersby	and Principal Accounting Officer

/s/ Eduardo F. Conrado	Director	February 28, 2020
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 28, 2020
Fredrik J. Eliasson

/s/ Stephen E. Gorman	Director	February 28, 2020
Stephen E. Gorman

/s/ Michael P. Hogan	Director	February 28, 2020
Michael P. Hogan

/s/ William M. Legg	Director	February 28, 2020
William M. Legg

/s/ Kathleen D. McElligott	Director	February 28, 2020
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 28, 2020
Craig E. Philip

/s/ Steven L. Spinner	Director	February 28, 2020
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 28, 2020
Janice E. Stipp