Form 10-Q
period 2020-03-31
ARCBEST CORP /DE/
filed 2020-05-11
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, $0.01 par value	25,262,470 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2020	2019
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$352,165	$201,909
Short-term investments	178,810	116,579
Accounts receivable, less allowances (2020 – $6,111; 2019 – $5,448)	278,783	282,579
Other accounts receivable, less allowances (2020 – $646; 2019 – $476)	15,276	18,774
Prepaid expenses	33,806	30,377
Prepaid and refundable income taxes	6,231	9,439
Other	4,460	4,745
TOTAL CURRENT ASSETS	869,531	664,402
PROPERTY, PLANT AND EQUIPMENT
Land and structures	343,527	342,122
Revenue equipment	885,949	896,020
Service, office, and other equipment	230,163	233,354
Software	154,749	151,068
Leasehold improvements	11,022	10,383
	1,625,410	1,632,947
Less allowances for depreciation and amortization	961,950	949,355
PROPERTY, PLANT AND EQUIPMENT, net	663,460	683,592
GOODWILL	88,320	88,320
INTANGIBLE ASSETS, net	57,873	58,832
OPERATING RIGHT-OF-USE ASSETS	73,324	68,470
DEFERRED INCOME TAXES	8,145	7,725
OTHER LONG-TERM ASSETS	73,703	79,866
TOTAL ASSETS	$1,834,356	$1,651,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$127,625	$134,374
Income taxes payable	31	12
Accrued expenses	217,678	232,321
Current portion of long-term debt	56,977	57,305
Current portion of operating lease liabilities	20,542	20,265
TOTAL CURRENT LIABILITIES	422,853	444,277
LONG-TERM DEBT, less current portion	476,945	266,214
OPERATING LEASE LIABILITIES, less current portion	56,716	52,277
POSTRETIREMENT LIABILITIES, less current portion	20,411	20,294
OTHER LONG-TERM LIABILITIES	35,058	38,892
DEFERRED INCOME TAXES	63,167	66,210
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2020: 28,817,109 shares, 2019: 28,810,902 shares	288	288
Additional paid-in capital	336,064	333,943
Retained earnings	532,858	533,187
Treasury stock, at cost, 2020: 3,554,639 shares; 2019: 3,404,639 shares	(107,740)	(104,578)
Accumulated other comprehensive income (loss)	(2,264)	203
TOTAL STOCKHOLDERS’ EQUITY	759,206	763,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834,356	$1,651,207

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2020	2019
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$701,399	$711,839

OPERATING EXPENSES	693,580	703,248

OPERATING INCOME	7,819	8,591

OTHER INCOME (COSTS)
Interest and dividend income	1,375	1,478
Interest and other related financing costs	(2,947)	(2,882)
Other, net	(3,862)	(591)
	(5,434)	(1,995)

INCOME BEFORE INCOME TAXES	2,385	6,596

INCOME TAX PROVISION	483	1,708

NET INCOME	$1,902	$4,888

EARNINGS PER COMMON SHARE
Basic	$0.07	$0.19
Diluted	$0.07	$0.18

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,390,377	25,570,415
Diluted	26,246,800	26,512,349

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2020	2019
	(Unaudited)
	(in thousands)
NET INCOME	$1,902	$4,888

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2020 – $3; 2019 – $230)	(8)	661
Pension settlement expense, net of tax of: (2020 – $23; 2019 – $349)	66	1,007
Amortization of unrecognized net periodic benefit costs (credit), net of tax of: (2020 – $37; 2019 – $100)
Net actuarial (gain) loss	(108)	295
Prior service credit	—	(6)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2020 – $352; 2019 – $118)	(997)	(332)
Change in foreign currency translation, net of tax of: (2020 – $502; 2019 – $79)	(1,420)	225

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(2,467)	1,850

TOTAL COMPREHENSIVE INCOME (LOSS)	$(565)	$6,738

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard (see Note A)				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive income, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6
Tax effect of share-based compensation plans			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206

	Three Months Ended March 31, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				4,888				4,888
Other comprehensive income, net of tax							1,850	1,850
Tax effect of share-based compensation plans			(8)					(8)
Share-based compensation expense			2,058					2,058
Purchase of treasury stock					74	(2,663)		(2,663)
Dividends declared on common stock				(2,052)				(2,052)
Balance at March 31, 2019	28,685	$287	$327,762	$504,225	3,172	$(98,131)	$(12,388)	$721,755

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
OPERATING ACTIVITIES
Net income	$1,902	$4,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,032	25,409
Amortization of intangibles	981	1,128
Pension settlement expense	89	1,356
Share-based compensation expense	2,181	2,058
Provision for losses on accounts receivable	1,383	112
Change in deferred income taxes	(2,815)	(584)
Gain on sale of property and equipment	(2,130)	(43)
Changes in operating assets and liabilities:
Receivables	3,874	3,931
Prepaid expenses	(3,429)	(5,760)
Other assets	5,800	(141)
Income taxes	2,949	(4,313)
Operating right-of-use assets and lease liabilities, net	(138)	40
Multiemployer pension fund withdrawal liability	(150)	(143)
Accounts payable, accrued expenses, and other liabilities	(15,400)	(31,309)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,129	(3,371)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(6,738)	(15,543)
Proceeds from sale of property and equipment	4,692	1,039
Purchases of short-term investments	(73,973)	(13,790)
Proceeds from sale of short-term investments	12,210	4,998
Capitalization of internally developed software	(3,342)	(2,656)
NET CASH USED IN INVESTING ACTIVITIES	(67,151)	(25,952)

FINANCING ACTIVITIES
Borrowings under credit facilities	180,000	—
Borrowings under accounts receivable securitization program	45,000	—
Payments on long-term debt	(14,598)	(15,217)
Net change in book overdrafts	(10,869)	(2,524)
Payment of common stock dividends	(2,033)	(2,052)
Purchases of treasury stock	(3,162)	(2,663)
Payments for tax withheld on share-based compensation	(60)	(8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	194,278	(22,464)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,256	(51,787)
Cash and cash equivalents at beginning of period	201,909	190,186
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$352,165	$138,399

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$39	$2,878
Lease liabilities arising from obtaining right-of-use assets	$10,370	$18,144

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

The Asset-Based segment represented approximately 70% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2020. As of March 2020, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used and determined that there were no material adverse impacts on the Company’s results of operations or financial position as of and for the three months ended March 31, 2020. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K. The following policies have been updated during the three months ended March 31, 2020 for the adoption of accounting standard updates disclosed within this Note.

Allowances: On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments – Credit Losses, (“ASC Topic 326”), which replaces the incurred loss methodology model with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables and other receivables.

The Company maintains allowances for credit losses (formerly known as the allowance for doubtful accounts) and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $2.6 million at March 31, 2020  and $1.8  million at December 31, 2019. There were no material write-offs charged against or increases to the allowance for credit losses during the three months ended March 31, 2020.

Adopted Accounting Pronouncements

As previously discussed within Accounting Policies in this Note, effective January 1, 2020, the Company adopted ASC Topic 326, which replaces the incurred loss methodology model with an expected loss methodology referred to as the CECL methodology for the Company’s trade receivables and other receivables. The Company adopted ASC Topic 326 with the modified retrospective approach. Under this approach, results for reporting periods after January 1, 2020 are presented under ASC Topic 326 while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The Company recorded a decrease to retained earnings of $0.2 million as of January 1, 2020 for the cumulative effect of adopting ASC Topic 326.

On January 1, 2020 the Company adopted ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASC Subtopic 350-40”) which was amended by the Financial Accounting Standards Board in August 2018. The amendments to ASC Subtopic 350-40 clarify the accounting treatment for implementation costs incurred by the customer in a cloud computing software arrangement. The amendments allow implementation costs of cloud computing arrangements to be capitalized using the same method prescribed by ASC Subtopic 350-40, Internal-Use Software. The amendments to ASC Subtopic 350-40 were adopted on a prospective basis and did not have an impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASC Topic 820, Fair Value Measurement, which was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment did not have an impact on the Company’s financial statement disclosures as of March 31, 2020.

The amendments to ASC Topic 848, Reference Rate Reform, (“ASC Topic 848”) are effective as of March 12, 2020 through December 31, 2022 and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company did not elect the optional expedients or apply the exceptions allowed by ASC Topic 848 during the three months ended March 31, 2020 and does not expect that the amendments, if elected, will have a significant impact on the Company’s consolidated financial statements. The Company’s revolving credit facility (“Credit Facility”) under its Third Amended and Restated Credit Agreement (“Credit Agreement”), accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR, which is expected to be phased out by the end of 2021. The Company’s Credit Facility and current interest rate swap agreement, which was amended on May 4, 2020 (see Note F), mature on October 1, 2024. The Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement and the interest rate on the swap agreement will change to the rate in the Credit Agreement. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon the Company’s agreement with the lenders as to the replacement reference rate.

Accounting Pronouncements Not Yet Adopted

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2020	2019
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$224,193	$166,619
Variable rate demand notes(1)(2)	14,846	14,750
Money market funds(3)	113,126	20,540
Total cash and cash equivalents	$352,165	$201,909

Short-term investments
Certificates of deposit(1)	$131,477	$69,314
U.S. Treasury securities(4)	47,333	47,265
Total short-term investments	$178,810	$116,579

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The increase in cash and cash equivalents and short-term investments from December 31, 2019 was due to borrowings  under the Company’s Credit Facility and accounts receivable securitization program, as further disclosed in Note F.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $245.9 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2020		2019
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$250,000	$250,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	85,000	85,000	40,000	40,000
Notes payable(3)	198,908	206,437	213,504	216,432
	$533,908	$541,437	$323,504	$326,432

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$113,126	$113,126	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,539	2,539	—	—
	$115,665	$115,665	$—	$—
Liabilities:
Interest rate swaps(3)	$1,912	$—	$1,912	$—

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)	$20,540	$20,540	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,427	2,427	—	—
	$22,967	$22,967	$—	$—
Liabilities:
Interest rate swaps(3)	$563	$—	$563	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2020 and December 31, 2019 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $87.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both March 31, 2020 and December 31, 2019.

Intangible assets consisted of the following:

		March 31, 2020			December 31, 2019
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$27,621	$25,100	$52,721	$26,667	$26,054
Other	11	1,315	842	473	1,294	816	478
	14	54,036	28,463	25,573	54,015	27,483	26,532
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,336	$28,463	$57,873	$86,315	$27,483	$58,832

The future amortization for intangible assets acquired through business acquisitions as of March 31, 2020 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2020	$2,930
2021	3,869
2022	3,842
2023	3,744
2024	3,695
Thereafter	7,493
Total amortization	$25,573

Goodwill and indefinite-lived intangible assets are not amortized, but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Due to the impact of COVID-19 on business and freight levels, the Company considered several factors to consider if it was more likely than not that impairment of these assets existed as of March 31, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include an expected economic recovery beginning in late 2020 with a more robust recovery in 2021. Based on our analysis, management determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of March 31, 2020.

The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine if indicators of impairment exist at an interim date. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations, including the impact of COVID-19 on the reporting units, could materially affect future analyses and result in material impairments of goodwill and indefinite-lived intangible assets.

NOTE D – INCOME TAXES

The effective tax rate was 20.3% and 25.9% for the three months ended March 31, 2020 and March 31, 2019, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, for the three months ended March 31, 2020, the Company calculated the tax provision based on the actual statutory tax rate as opposed to using an annual effective tax rate, because of the inability to provide a reliable estimate of ordinary income within a reasonable range or the tax effect of nondeductible expenses.

For the three months ended March 31, 2020, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research and development tax credits, changes in tax valuation allowances, and the reversal of an uncertain tax position. For the three months ended March 31, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance.

As of March 31, 2020, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2020 and concluded that, other than for certain deferred tax assets related to foreign tax credit carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Additionally, as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, net operating losses originating in the tax year including December 31, 2020 may be carried back five years to a period in which the Company had substantial taxable income. Valuation allowances for deferred tax assets totaled $0.9 million and $0.7 million at March 31, 2020 and December 31, 2019, respectively.

The Company had a reserve for uncertain tax positions of $0.9 million at December 31, 2019. The reserve was reversed in the first quarter of 2020 due to the expiration of the statute of limitations.

The Company paid foreign and state income taxes of $0.3 million during the three months ended March 31, 2020 and paid $6.6 million of federal, state, and foreign income taxes during the three months ended March 31, 2019. The Company received refunds of $0.4 million of federal income taxes and refunds of less than $0.1 million of state income taxes that were paid in prior years during the three months ended March 31, 2020 and 2019, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Operating lease expense	$5,796	$5,339
Variable lease expense	1,040	839
Sublease income	(92)	(67)

Total operating lease expense	$6,744	$6,111

The operating cash flows from operating lease activity were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Noncash change in operating right-of-use assets	$5,815	$4,730
Change in operating lease liabilities	(5,953)	(4,690)
Operating right-use-of-assets and lease liabilities, net	$(138)	$40

Cash paid for amounts included in the measurement of operating lease liabilities	$(5,925)	$(5,290)

Maturities of operating lease liabilities at March 31, 2020 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other
	(in thousands)
Remainder of 2020	$17,679	$16,935	$744
2021	18,426	18,145	281
2022	13,922	13,911	11
2023	10,459	10,459	—
2024	7,817	7,817	—
Thereafter	16,891	16,891	—
Total lease payments	85,194	84,158	1,036
Less imputed interest	(7,936)	(7,917)	(19)
Total	$77,258	$76,241	$1,017

(1)	Excludes future minimum payments for leases which were executed but had not yet commenced as of March 31, 2020 of $34.7 million and $5.7 million which will be paid over 12 and 9 years, respectively. The Company plans to take possession of these leased spaces in mid-2020.

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

	March 31	December 31
	2020	2019
	(in thousands)
Credit Facility (interest rate of 2.1%(1) at March 31, 2020)	$250,000	$70,000
Accounts receivable securitization borrowings (interest rate of 2.1% at March 31, 2020)	85,000	40,000
Notes payable (weighted-average interest rate of 3.3% at March 31, 2020)	198,908	213,504
Finance lease obligations (weighted-average interest rate of 3.3% at March 31, 2020)	14	15
	533,922	323,519
Less current portion	56,977	57,305
Long-term debt, less current portion	$476,945	$266,214

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% and 2.98% based on the margin of the Credit Facility as of March 31, 2020 and December 31, 2019, respectively.

Scheduled maturities of long-term debt obligations as of March 31, 2020 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations
	(in thousands)
Due in one year or less	$68,124	$4,233	$1,245	$62,639	$7
Due after one year through two years	147,955	4,087	85,583	58,278	7
Due after two years through three years	51,217	4,414	—	46,803	—
Due after three years through four years	34,303	4,678	—	29,625	—
Due after four years through five years	266,658	252,430	—	14,228	—
Due after five years	—	—	—	—	—
Total payments	568,257	269,842	86,828	211,573	14
Less amounts representing interest	34,335	19,842	1,828	12,665	—
Long-term debt	$533,922	$250,000	$85,000	$198,908	$14

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	March 31	December 31
	2020	2019
	(in thousands)
Revenue equipment	$264,884	$265,315
Software	2,140	2,140
Service, office, and other equipment	26,344	26,344
Total assets securing notes payable or held under finance leases	293,368	293,799
Less accumulated depreciation and amortization(1)	81,672	71,405
Net assets securing notes payable or held under finance leases	$211,696	$222,394

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. In March 2020, the Company borrowed an additional $180.0 million under the Credit Facility as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic. As of March 31, 2020, the Company does not have any available borrowing capacity under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The leverage covenant under the Company’s Credit Agreement is based on a net debt calculation and consequently was not immediately impacted by the draw against the Credit Facility in March 2020. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2020.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of March 31, 2020. The fair value of the interest rate swap of $1.9 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2020 and December 31, 2019, respectively. The Company had a five-year interest rate swap agreement with a $50.0 million notional amount that matured on January 2, 2020 for which less than $0.1 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at March 31, 2020 and December 31, 2019, and the change in the unrealized income or loss on the interest rate swaps for the three months ended March 31, 2020 and 2019 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at March 31, 2020.

On May 4, 2020, the Company extended the term of its $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of March 31, 2020.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. In March 2020, the Company borrowed an additional $45.0 million for a total of $85.0 million outstanding at March 31, 2020 under the program as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2020.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2020, standby letters of credit of $12.0 million have been issued under the program, which reduced the available borrowing capacity to $28.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2020, the Company had letters of credit outstanding of $12.6 million (including $12.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2020, surety bonds outstanding related to the self-insurance program totaled $62.3 million.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020(1)	2019	2020	2019	2020(2)	2019
	(in thousands)
Service cost	$—	$—	$—	$—	$47	$80
Interest cost	—	318	3	10	144	303
Expected return on plan assets	—	(90)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(9)
Pension settlement expense(3)	—	1,356	89	—	—	—
Amortization of net actuarial (gain) loss(4)	—	149	4	24	(149)	225
Net periodic benefit cost	$—	$1,733	$96	$34	$42	$599

(1)	Termination of the nonunion defined benefit pension plan was completed in 2019 and the plan was liquidated as of December 31, 2019.
(2)	Expense for the postretirement health benefit plan is lower for the three months ended March 31, 2020, compared to the same period of 2019, due to the impact of a lower cost prescription drug plan effective January 1, 2020.
(3)	For the three months ended March 31, 2020, pension settlement expense for the supplemental benefit plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement. For the three months ended March 31, 2019, pension settlement expense for the nonunion defined benefit pension plan of $1.4 million (pre-tax), or $1.0 million (after-tax), was related to $14.9 million of lump-sum distributions from the plan.
(4)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

As more fully described in Note I to the consolidated financial statements in Item 8 of the Company’s 2019 Annual Report on Form 10-K, ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability for which ABF Freight recognized a one-time charge of $37.9 million (pre-tax) as of June 30, 2018. In accordance with the transition agreement, ABF Freight made an initial lump sum cash payment of $15.1 million in third quarter 2018 and the remainder of the withdrawal liability, which had an initial aggregate present value of $22.8 million, will be settled with monthly payments to the New England Pension Fund over a period of 23 years. In accordance with current tax law, these payments are deductible for income taxes when paid.

As of March 31, 2020, the outstanding withdrawal liability to the New England Pension Fund totaled $21.9 million, of which $0.6 million and $21.3 million was recorded in accrued expenses and other long-term liabilities, respectively. The fair value of the obligation was $27.0 million at March 31, 2020, which is equal to the present value of the future withdrawal liability payments, discounted at a 2.3% interest rate determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2019 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	March 31	December 31
	2020	2019
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$2,831	$2,898
Interest rate swap	(1,912)	(563)
Foreign currency translation	(3,997)	(2,075)

Total	$(3,078)	$260

After-tax amounts:
Unrecognized net periodic benefit credit	$2,102	$2,152
Interest rate swap	(1,413)	(416)
Foreign currency translation	(2,953)	(1,533)

Total	$(2,264)	$203

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2020 and 2019:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)

Other comprehensive loss before reclassifications	(2,425)	(8)	(997)	(1,420)
Amounts reclassified from accumulated other comprehensive income	(42)	(42)	—	—
Net current-period other comprehensive loss	(2,467)	(50)	(997)	(1,420)

Balances at March 31, 2020	$(2,264)	$2,102	$(1,413)	$(2,953)

Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	554	661	(332)	225
Amounts reclassified from accumulated other comprehensive loss	1,296	1,296	—	—
Net current-period other comprehensive income (loss)	1,850	1,957	(332)	225

Balances at March 31, 2019	$(12,388)	$(10,792)	$259	$(1,855)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component:

	Unrecognized Net Periodic
	Benefit Credit (Costs)(1)(2)
	Three Months Ended March 31
	2020	2019
	(in thousands)
Amortization of net actuarial gain (loss)	$145	$(398)
Amortization of prior service credit	—	9
Pension settlement expense(3)	(89)	(1,356)
Total, pre-tax	56	(1,745)
Tax benefit (expense)	(14)	449
Total, net of tax	$42	$(1,296)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the three months ended March 31, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2020		2019
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,033	$0.08	$2,052

On May 1, 2020, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 15, 2020.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2019, the Company had $13.2 million remaining under the program for repurchases of its common stock. During the three months ended March 31, 2020, the Company purchased 150,000 shares for an aggregate cost of $3.2 million, leaving $10.0 million available for repurchase of common stock under the program.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2020	2019
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$1,902	$4,888
Effect of unvested restricted stock awards	(1)	(9)
Adjusted net income	$1,901	$4,879
Denominator:
Weighted-average shares	25,390,377	25,570,415
Earnings per common share	$0.07	$0.19

Diluted
Numerator:
Net income	$1,902	$4,888
Effect of unvested restricted stock awards	(1)	(9)
Adjusted net income	$1,901	$4,879
Denominator:
Weighted-average shares	25,390,377	25,570,415
Effect of dilutive securities	856,423	941,934
Adjusted weighted-average shares and assumed conversions	26,246,800	26,512,349
Earnings per common share	$0.07	$0.18

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted subsequent to 2015 are not participating securities. For each of the three-month periods ended March 31, 2020 and 2019, outstanding stock awards of 0.2 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic, may influence quarterly freight tonnage levels.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, truckload-dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments. Approximately 20% and 14% of FleetNet’s revenues for the three months ended March 31, 2020 and 2019, respectively, are for services provided to the Asset-Based and ArcBest segments.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
REVENUES
Asset-Based	$515,713	$506,079
ArcBest	164,775	173,204
FleetNet	52,439	53,259
Other and eliminations	(31,528)	(20,703)
Total consolidated revenues	$701,399	$711,839

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$283,838	$280,276
Fuel, supplies, and expenses(1)	61,225	63,972
Operating taxes and licenses	12,794	12,398
Insurance	7,824	7,991
Communications and utilities(1)	4,711	4,616
Depreciation and amortization(1)	23,270	20,961
Rents and purchased transportation(1)	55,770	49,306
Shared services(1)	48,885	50,295
Gain on sale of property and equipment	(2,164)	(34)
Innovative technology costs(1)(2)	4,533	1,802
Other(1)	1,787	881
Total Asset-Based	502,473	492,464

ArcBest
Purchased transportation	137,182	140,105
Supplies and expenses	2,280	2,774
Depreciation and amortization	2,470	3,151
Shared services	21,727	23,031
Other	2,525	2,413
Total ArcBest	166,184	171,474

FleetNet	51,399	51,771
Other and eliminations	(26,476)	(12,461)
Total consolidated operating expenses	$693,580	$703,248

(1)	As previously discussed in this Note, the presentation of Asset-Based segment expenses was modified in third quarter 2019 to present innovative technology costs as a separate operating expense line item. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight previously discussed in this Note.

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
OPERATING INCOME
Asset-Based	$13,240	$13,615
ArcBest	(1,409)	1,730
FleetNet	1,040	1,488
Other and eliminations	(5,052)	(8,242)
Total consolidated operating income	$7,819	$8,591

OTHER INCOME (COSTS)
Interest and dividend income	$1,375	$1,478
Interest and other related financing costs	(2,947)	(2,882)
Other, net(1)	(3,862)	(591)
Total other income (costs)	(5,434)	(1,995)
INCOME BEFORE INCOME TAXES	$2,385	$6,596

(1)	Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$344,946	$343,668
Rents, purchased transportation, and other costs of services	217,028	221,025
Fuel, supplies, and expenses	71,773	79,336
Depreciation and amortization(1)	29,013	26,537
Other	30,820	32,682
	$693,580	$703,248
(1)	Includes amortization of intangible assets.

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

At March 31, 2020 and December 31, 2019, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.7 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. Our 2019 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

COVID-19

Since the beginning of 2020, the worldwide spread of the novel coronavirus (“COVID-19”) has been rapid and unprecedented. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted global supply chains.

Business Impact

The impact of the COVID-19 pandemic and measures taken to prevent its spread began to impact our business during late March 2020. Our Asset-Based business was impacted by lower revenue and shipment levels in late March 2020 due to the COVID-19 pandemic. In late March 2020, the ArcBest segment began experiencing the impact of measures taken to slow the spread of COVID-19, including plant shutdowns of its automotive and manufacturing customers; however, the impact to the segment’s overall business was not significant for the first quarter of 2020.

Subsequent to March 31, 2020, the negative impact on demand for our services, including declines in shipment and tonnage levels, accelerated as the COVID-19 pandemic continued to disrupt businesses and the economy during April 2020. Asset-Based billed revenues decreased approximately 21% on a per-day basis and revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) decreased approximately 17% on a per-day basis in April 2020, compared to April 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services. Our April 2020 results are further discussed in the April business updates within the Asset-Based Segment Results and Asset-Light Results sections.

In addition to reductions in business levels, the altered marketplace environment has negatively impacted our freight mix and shipment profile. This negative impact is occurring during our typically stronger seasonal period of the year, which is the second and third quarters. The extent of the adverse effect of the COVID-19 pandemic on our business results is unknown and depends on future developments, including the severity and duration of the pandemic.

Business Response

Business Continuity & Our Employees and Customers

In March 2020, we began implementing certain business continuity processes focused on maintaining customer service levels while emphasizing the health, welfare, and safety of our employees and our customers. These processes include employee communication on proper hand washing, social distancing, mask wearing, and glove removal; increased cleaning and disinfecting measures; providing masks to certain employees throughout the Company; reduced nonessential travel and in-person meetings, including meetings with customers; remote work arrangements for many personnel; health screening questionnaires for personnel working onsite; health screening procedures for critical customer visitors; and promotion of social distancing to every extent possible, including between employees and with customers, as recommended by the Centers for Disease Control and Prevention.

Financial Position and Cash Preservation

On March 26, 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our revolving credit facility and borrowed $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 outbreak. These funds supplement our already strong cash and short-term investments position, which totaled $531.0 million at March 31, 2020.

We lowered our planned capital expenditures for the current year by 30%, including a reduction in revenue equipment purchases of $18.0 million. Total net capital expenditures for 2020 are now expected to be in a range of $95.0 million to $105.0 million. Considering the changes in projected capital expenditures for 2020, depreciation and amortization for the year is now estimated to be approximately $110.0 million.

In April 2020, we began taking various actions to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic including a 15% reduction in the salaries of officers and nonunion employees and similar compensation adjustments for hourly nonunion employees; a 15% reduction in fees paid to members and committee chairpersons of ArcBest’s Board of Directors; implementation of a hiring freeze; suspension of the employer match on our nonunion 401(k) plan; and reduction of advertising, training, travel, and other costs to better align with current business levels. We anticipate that the expense reduction associated with these compensation and other cost reductions will be in a range of $15 million to $20 million in second quarter 2020, versus second quarter 2019, provided the measures are maintained throughout second quarter 2020.

In addition, we made operational changes in the ABF Freight® network designed to reduce costs, including workforce reductions to better align resources with business levels. Our cost reductions may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have a material adverse effect on our operating results.

Risk Factors

As previously announced in our Current Report on Form 8-K filed on April 7, 2020, in light of the COVID-19 pandemic, we supplemented our risk factors with the following risk factor:

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, results of operations, financial condition, and cash flows.

In this Quarterly Report on Form 10-Q, we are also supplementing our risk factors with the new risk factor set forth below:

We, or the third parties upon which we depend to provide services for us, may be adversely affected by external events from which our business continuity plans may not adequately protect us.

Our new risk factors are fully described in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risk factors should be read in conjunction with the risk factors within “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, including our description of risks related to economic conditions and uncertainties, within the risk factor titled “Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.”

Accounting Estimates

In accordance with generally accepted accounting principles, we use projected financial information to determine certain accounting estimates and the values of certain assets included in our consolidated financial statements. As of March 31, 2020, we evaluated our goodwill, intangible assets, operating assets, and deferred tax assets for indicators of impairment and challenged our accounting estimates considering the current economic conditions and lower expected business levels. Certain of these assessments are discussed in the paragraphs below. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate.

Goodwill and Intangible Asset Impairment Consideration

We have assessed impairment indicators to determine if our asset balances, including goodwill and intangible assets which totaled $146.2 million at March 31, 2020, should be written down based on currently available information. While future impacts of COVID-19 are difficult to forecast, we expect to generate cash flows subsequent to March 31, 2020 which would continue to support the fair value in excess of carrying value for our reporting units and indefinite-life intangible assets. We have determined there have not been any indicators of impairment that would, more likely than not, reduce the fair value of our reporting units or trade name intangible asset below their carrying values and that would require interim tests of impairment. Due to the impact of COVID-19 on business and freight levels, the Company considered several factors to consider if it was more likely than not that impairment of these assets existed as of March 31, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include an expected economic recovery beginning in late 2020 with a more robust recovery in 2021. Based on our analysis, we determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of March 31, 2020.

As of March 31, 2020, we believe the values of the intangible assets and goodwill as reported in our consolidated financial statements are appropriate; however, we will continually monitor performance measures and events for any significant changes in impairment indicators. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic, or other factors that negatively impact the fair value of the operations of our reporting units could result in future impairment and a resulting non-cash write-off of a significant portion of the goodwill and indefinite-lived intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Allowances on Accounts Receivable

As further described in the Critical Accounting Policies section, we estimate our allowance for credit losses on accounts receivable based on historical trends, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. We continually update the data we use to make these estimates so as to reflect the most recent trends, factors, forecasts, and other information available; however, actual write-offs or adjustments could differ from our allowance estimates due to a number of factors, including changes in the overall economic environment or factors and risks surrounding a particular customer, both of which have a higher degree of uncertainty at this time due to the impact of the COVID-19 pandemic.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2020	2019
	(in thousands, except per share data)
REVENUES
Asset-Based	$515,713	$506,079

ArcBest	164,775	173,204
FleetNet	52,439	53,259
Total Asset-Light	217,214	226,463

Other and eliminations	(31,528)	(20,703)
Total consolidated revenues	$701,399	$711,839

OPERATING INCOME
Asset-Based	$13,240	$13,615

ArcBest	(1,409)	1,730
FleetNet	1,040	1,488
Total Asset-Light	(369)	3,218

Other and eliminations	(5,052)	(8,242)
Total consolidated operating income	$7,819	$8,591

NET INCOME	$1,902	$4,888

DILUTED EARNINGS PER SHARE	$0.07	$0.18

Our consolidated revenues, which totaled $701.4 million for the three months ended March 31, 2020, decreased 1.5% compared to the same prior-year period. The year-over-year decrease in consolidated revenues reflects a 4.1% decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments), partially offset by an 1.9% increase in our Asset-Based revenues, compared to the same prior-year period. The higher elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three months ended March 31, 2020, compared to the same period of 2019, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue growth reflects a 4.6% increase in tonnage per day with one additional business day in the current year quarter, partially offset by a 4.3% decline in billed revenue per hundredweight, including fuel surcharges, for the three-month period ended March 31, 2020, versus the same period of 2019. Asset-Based revenues were impacted by lower revenue and business levels in late March 2020 due to the COVID-19 pandemic. The decline in revenues of our Asset-Light operations for the three months ended March 31, 2020, compared to the same period of 2019, is primarily due to a 9.8% decline in shipments per day and a 3.3% decrease in revenue per shipment for the ArcBest segment, associated with excess available capacity in the truckload market and reduced demand for expedite services, and a decline in total service event volume for the FleetNet segment. On a combined basis, the Asset-Light operating segments generated approximately 30% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2020.

For the three months ended March 31, 2020, consolidated operating income totaled $7.8 million, compared to $8.6 million for the same period of 2019. In addition to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A), the year-over-year comparisons of consolidated operating results were impacted by investments in innovative technology, as described in the following paragraphs, and lower costs for certain nonunion fringe benefits. For the three months ended March 31, 2020, compared to the same prior-year period, expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, decreased $2.6 million, and costs related to our defined contribution plan decreased $1.1 million.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $4.6 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted share, for the three months ended March 31, 2020, compared to $2.8 million (pre-tax), or $2.1 million (after-tax) and $0.08 per diluted share, for the same period of 2019. The freight handling pilot test program at ABF Freight is discussed in the Asset-Based Operating Income section of Asset-Based Segment Results within Asset-Based Operations.

The loss reported in the “Other and eliminations” line, which totaled $5.1 million for the three months ended March 31, 2020, compared to $8.2 million for the same period of 2019, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $3.1 million decrease in the loss reported in “Other and eliminations” in first quarter 2020, compared to first quarter 2019, reflects lower technology costs and reduced personnel and benefit expenses. As a result of our ongoing investments in technology, including the design and development of digital business platforms, and other corporate costs, we expect the loss reported in “Other and eliminations” for second quarter 2020 to approximate $4.0 million and to be approximately $20.0 million for full year 2020.

In addition to the above items, consolidated net income and earnings per share was impacted by changes in the cash surrender value of variable life insurance policies and nonunion defined benefit pension expense, including settlement charges, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies decreased net income by $3.8 million, or $0.14 per diluted share, for the three-month period ended March 31, 2020, compared to an increase to net income of $1.6 million, or $0.06 to diluted earnings per share, for the same prior-year period. Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $1.3 million, or $0.05 per diluted share, for the three months ended March 31, 2019, with no comparable expense for the three months ended March 31, 2020 as termination of the nonunion defined benefit pension plan was completed as of December 31, 2019.

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

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
Net income	$1,902	$4,888
Interest and other related financing costs	2,947	2,882
Income tax provision	483	1,708
Depreciation and amortization	29,013	26,537
Amortization of share-based compensation	2,181	2,058
Amortization of net actuarial losses of benefit plans and pension settlement expense(1)	(56)	1,754
Consolidated Adjusted EBITDA	$36,470	$39,827
(1)	The three months ended March 31, 2020 includes pre-tax pension settlement expense of $0.1 million related to the Company’s supplemental benefit plan. The three months ended March 31, 2019 includes pre-tax pension settlement expense of $1.4 million related to the Company’s nonunion defined benefit pension plan for which plan termination was completed as of December 31, 2019.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries (“ABF Freight”). Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2019 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2019 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indictors using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Based segment:

●	Overall customer demand for Asset-Based transportation services, including the impact of economic factors.

●	Volume of transportation services provided and processed through our network which influences operating leverage as the level of tonnage and number of shipments vary, primarily measured by:

Pounds or Tonnage – total weight of shipments processed during the period in U.S. pounds or U.S. tons.

Pounds per day or Tonnage per day (average daily shipment weight) – pounds or tonnage divided by the number of workdays in the period.

Shipments per day – total number of shipments moving through the Asset-Based freight network during the period divided by the number of workdays in the period.

Pounds per shipment (weight per shipment) – total pounds divided by the number of shipments during the period.

Average length of haul (miles) – total miles driven divided by the total number of shipments during the period.

●	Prices obtained for services, including fuel surcharges, primarily measured by:

Billed revenue per hundredweight, including fuel surcharges (yield) – revenue per every 100 pounds of shipment weight, including surcharges related to fuel, systematically calculated as shipments are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with the Company’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is not adjusted for the portion of revenue deferred for financial statement purposes.

●	Ability to manage cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure primarily measured by:

Operating ratio – the percent of operating expenses to revenue levels.

We also quantify certain key operating statistics which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

●	Shipments per DSY hour – total shipments divided by dock, street, and yard (“DSY”) hour to measure labor efficiency in the segment’s local operations.

●	Pounds per mile – total pounds divided by total miles driven during the period used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

Other companies within our industry may present different key performance indicators or operating statistics, or they may calculate their measures differently; therefore, our key performance indicators or operating statistics may not be comparable to similarly titled measures of other companies. Key performance indicators or operating statistics should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators or operating statistics should not be construed as better measurements of our results than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

As of March 2020, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2020	2019
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	55.0%	55.4%
Fuel, supplies, and expenses(1)	11.9	12.7
Operating taxes and licenses	2.5	2.4
Insurance	1.5	1.6
Communications and utilities(1)	0.9	0.9
Depreciation and amortization(1)	4.5	4.1
Rents and purchased transportation(1)	10.8	9.7
Shared services(1)	9.5	9.9
Gain on sale of property and equipment	(0.4)	—
Innovative technology costs(1)(2)	0.9	0.4
Other(1)	0.3	0.2
	97.4%	97.3%

Asset-Based Operating Income	2.6%	2.7%
(1)	Beginning in third quarter 2019, the presentation of Asset-Based segment operating expenses was modified to present innovative technology costs as a separate operating expense line item. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on the segment’s total expenses as a result of the reclassifications. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure of the expense category reclassifications.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended
	March 31
	2020	2019	% Change
Workdays(1)	64.0	63.0
Billed revenue per hundredweight, including fuel surcharges	$33.16	$34.66	(4.3)%
Pounds	1,552,936,297	1,460,818,989	6.3%
Pounds per day	24,264,630	23,187,603	4.6%
Shipments per day	18,803	19,219	(2.2)%
Shipments per DSY hour	0.439	0.434	1.2%
Pounds per shipment	1,290	1,207	6.9%
Pounds per mile	19.87	19.33	2.8%
Average length of haul (miles)	1,042	1,023	1.9%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2020 totaled $515.7 million, compared to $506.1 million for the same period of 2019. Billed revenue (as described in the Asset-Based Segment Overview) was relatively flat on a per-day basis for the three months ended March 31, 2020, compared to the same prior-year period, primarily reflecting a 4.6% increase in tonnage per day, offset by a 4.3% decrease in total billed revenue per hundredweight, including fuel surcharges. The number of workdays was greater by one day in first quarter 2020, versus first quarter 2019.

The 4.6% increase in tonnage per day for the three months ended March 31, 2020, compared to the same period of 2019, reflects a low-single-digit percentage increase in LTL-rated tonnage and a double-digit percentage increase in truckload-rated spot shipments moving in the Asset-Based network. Tonnage comparisons with the previous year have been positively impacted by initiatives to fill available Asset-Based equipment capacity with spot truckload-rated shipments and LTL-rated transactional shipments. These larger-sized shipments contributed to the 6.9% increase in total weight per shipment, including a 3.6% increase in weight per shipment on LTL-rated tonnage for the three months ended March 31, 2020, compared to the same period of 2019. The increase in tonnage per day for the three months ended March 31, 2020 was partially offset by a 2.2% decrease in total shipments per day, primarily reflecting the impact of softer economic conditions in the industrial and manufacturing sectors. In late March 2020, the Asset-Based segment also began to experience reductions in shipments related to the impact of COVID-19; however, the effect of the pandemic on the segment’s business was not significant for the overall first quarter of 2020.

The 4.3% decrease in total billed revenue per hundredweight reflects lower fuel surcharge revenues and a decrease in billed revenue per hundredweight on truckload-rated spot shipments moving in the Asset-Based network for the three months ended March 31, 2020, compared to the same period of 2019. Excluding fuel surcharges, billed revenue per hundredweight on LTL-rated freight increased slightly for the three months ended March 31, 2020, compared to the same prior-year period. Changes in freight mix negatively impacted total billed revenue per hundredweight for the three months ended March 31, 2020, compared to the same period of 2019, due to the effect of a higher number of heavier transactional LTL-rated shipments. The year-over-year decrease in total billed revenue per hundredweight, including fuel surcharges, was also impacted by comparison to solid pricing results for the three months ended March 31, 2019, when total billed revenue per hundredweight increased 8.0% over the same period of 2018. However, pricing on ABF Freight’s traditional published and contractual business reflected solid increases in the midst of a rational pricing environment in the marketplace. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 24, 2020 and February 4, 2019, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2020 increased approximately 4.3%, compared to the same period of 2019.

The Asset-Based segment’s average nominal fuel surcharge rate for the three months ended March 31, 2020 decreased approximately 60 basis points from the same period in 2019. Fuel prices have declined significantly subsequent to March 31, 2020, as described in the discussion of the segment’s April 2020 results below. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Segment — April 2020

Asset-Based billed revenues for the month of April 2020 decreased approximately 21% on a per-day basis in April 2020, compared to April 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services. The revenue decline reflects a 14% decrease in average daily total tonnage and a 7.5% decline in total billed revenue per hundredweight, including fuel surcharges, in April 2020, compared to April 2019.

In April 2020, LTL-rated tonnage and truckload-rated spot shipments moving in the Asset-Based network both decreased by double-digit percentages, compared to the same prior-year period. Total shipments per day decreased 16% in April 2020, compared to April 2019. Total weight per shipment increased 2% in April 2020, with the weight per shipment on LTL-rated shipments up approximately 4%, versus the same prior-year period, reflecting the impact of a higher number of heavier transactional LTL-rated shipments.

The decrease in total billed revenue per hundredweight reflects lower fuel surcharge revenues, a decrease in billed revenue per hundredweight on truckload-rated spot shipments moving in the Asset-Based network, and a mid-single-digit decline in revenue per hundredweight, excluding fuel surcharges, on LTL-rated shipments, compared to the same period of 2019. Although the pricing environment in April 2020 was comparable with previous quarters, a higher number of heavier transactional LTL-rated shipments has continued to impact yield metrics. These transactional shipments utilize available trailer space, that would otherwise be moving empty, while improving operational metrics in the Asset-Based network. The year-over-year decrease in total billed revenue per hundredweight in April 2020 is also impacted by comparison to solid pricing results in the same period of 2019, when total billed revenue per hundredweight increased 5.6% over the same period of 2018. Asset-Based revenues for April 2020, compared to 2019, were negatively impacted by lower fuel surcharge revenue due to an approximate 350 basis point decline in the nominal fuel surcharge rate, while total fuel costs were also lower. Pricing on traditional LTL published business, excluding fuel surcharges, improved compared to April 2019 and sequentially compared to March 2020. In addition, the average increases on deferred pricing agreements and annually negotiated contracts which were renewed during April 2020 were comparable with the those obtained in first quarter 2020.

Current economic conditions, including the effects of the COVID-19 pandemic will continue to impact the Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that the Asset-Based segment will maintain or achieve improvements in its current operating results. The severity and duration of the decline in demand for our services due to the impact of the COVID-19 pandemic and the resulting effects on the economy is unknown. Our tonnage levels and the pricing we receive for our Asset-Based services may remain at significantly reduced levels. Furthermore, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Historically, the second quarter operating ratio seasonally improves versus the first quarter. However, due to the impact of the COVID-19 pandemic, the 2020 sequential operating ratio comparison for second quarter versus first quarter is not currently expected to be comparable to historic trends and may deteriorate on a sequential basis, depending on business levels through June 2020.

During April 2020, we have taken cost reduction actions to mitigate the operating and financial impact of the COVID-19 pandemic. These actions are discussed within the COVID-19 Business Response of the General section at the beginning of MD&A.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $13.2 million for the three months ended March 31, 2020, compared to $13.6 million for the same period of 2019. The Asset-Based segment operating ratio increased by 0.1 percentage points for the three months ended March 31, 2020, over the same prior-year period.

As previously announced in our Current Report on Form 8-K dated October 22, 2019 and disclosed in our 2019 Annual Report on Form 10-K, ArcBest Technologies, our wholly owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location expected to open in late-summer 2020. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $4.5 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $2 million more in second quarter 2020 than in second quarter 2019.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 55.0% and 55.4% of Asset-Based segment revenues for the three-month period ended March 31, 2020 and 2019, respectively. The decrease in salaries, wages, and benefits as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $3.6 million for the three months ended March 31, 2020, compared to the same period of 2019, primarily reflecting year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, partially offset by the impact on labor costs of managing labor hours to the lower shipment levels during the first quarter of 2020, and increased utilization of rail service and purchased transportation. The contractual wage rate under the 2018 ABF NMFA increased 1.4% effective July 1, 2019, and the average health, welfare, and pension benefit contribution rate increased approximately 2.2% effective primarily on August 1, 2019. Salaries, wages, and benefits costs for the three months ended March 31, 2020, compared to the same period of 2019, were also impacted by an increase in workers’ compensation expense of $1.1 million, which primarily reflects unfavorable claims experience compared to the prior-year period.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage and shipment levels are limited as the segment strives to maintain customer service. A higher number of heavier transactional LTL-rated shipments in the first quarter of 2020 contributed to improved operational metrics in the Asset-Based network, compared to the same period of 2019, as these transactional shipments utilize available trailer space that would otherwise be moving empty. The first quarter 2020 improvement in shipments per DSY hour of 1.2%, compared to first quarter 2019, reflects efforts to manage costs with shipment levels. Pounds per mile increased 2.8% for the three months ended March 31, 2020, compared to the same period of 2019, reflecting freight profile effects, including increased weight per shipment and longer length of haul. In March 2020, productivity measures also benefited from less congested roadways as a result of many states issuing “shelter-in-place” orders for non-essential workers.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.8 percentage points for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to lower fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 14% during the three months ended March 31, 2020, compared to the same period of 2019. The decrease in the fuel, supplies, and expenses line for the three months ended March 31, 2020, compared to the same prior-year period, was partially offset by increases in expense for maintenance and repairs of revenue equipment.

Rents and purchased transportation as a percentage of revenue increased 1.1 percentage points for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to higher utilization of rail transportation, as rail miles increased approximately 17% for the three months ended March 31, 2020, compared to the same prior-year period. Along with increased rail costs, higher utilization of linehaul purchased transportation and local delivery agents contributed to the increase in rents and purchased transportation costs as the Asset-Based segment used purchased transportation agents when necessary for service requirements while remaining focused on optimizing owned assets.

Shared services as a percentage of revenue decreased 0.4 percentage points for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to reduced costs with the lower business levels and the effect of lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Gain on sale of property and equipment for the three months ended March 31, 2020 reflects a $2.4 million gain on the sale of unused real estate property.

Innovative technology costs as a percentage of revenue increased 0.5 percentage points for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to increased activity for the freight handling pilot test program at ABF Freight, as previously disclosed in the Asset-Based Operating Income section.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2019 Annual Report on Form 10-K. The key indicators necessary to understand our Asset-Light operating results are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segments. We quantify certain key indictors using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Light operations:

●	Customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or service events used to measure changes in business levels, primarily measured by:

Shipments per day – total shipments (excluding managed transportation solutions as discussed below) divided by the number of working days during the period, compared to the same prior-year period, for the ArcBest segment.

Service events – roadside, preventative maintenance, or total service events during the period, compared to the same prior-year period, for the FleetNet segment.

●	Prices obtained for services, primarily measured by:

Revenue per shipment or event – total segment revenue divided by total segment shipments or events during the period (excluding managed transportation solutions for the ArcBest segment as discussed below), compared to the same prior-year period.

●	Availability of market capacity and cost of purchased transportation to fulfill customer shipments of the ArcBest segment, with a measure of purchased transportation cost expressed as:

Purchased transportation costs as a percentage of revenue – the expense incurred for third-party transportation providers to haul or deliver freight during the period, divided by segment revenues for the period, expressed as a percentage.

●	Management of operating costs, primarily in the area of purchased transportation, with the total cost structure primarily measured by:

Operating ratio – the percent of operating expenses to revenue levels.

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to nearly one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three months ended March 31, 2020. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Results

For the three months ended March 31, 2020, the combined revenues of our Asset-Light operations totaled $217.2 million, compared to $226.5 million, for the same period of 2019. The combined revenues of our Asset-Light operating segments generated approximately 30% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2020, compared to 31% for the three months ended March 31, 2019.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the ArcBest segment:

	Three Months Ended
	March 31
	2020	2019
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.3%	80.9%
Supplies and expenses	1.4	1.6
Depreciation and amortization	1.5	1.8
Shared services	13.2	13.3
Other	1.5	1.4
	100.9%	99.0%

ArcBest Segment Operating Income (Loss)	(0.9)%	1.0%

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

Year Over Year % Change
Three Months Ended
March 31, 2020

Revenue per shipment	(3.3%)

Shipments per day	(9.8%)

ArcBest segment revenues totaled $164.8 million for the three months ended March 31, 2020, compared to $173.2 million for the same period of 2019. The 4.9% decrease in revenues for the three months ended March 31, 2020, compared to the same prior-year period, primarily reflects reductions in revenue per shipment and fewer shipments. Excess available truckload market capacity, combined with a softer economic environment, which was experienced during 2019 continued into the first quarter of 2020, resulting in lower revenue per shipment for our truckload and expedite services and reduced demand for expedite services, compared to the same period of 2019. Continued weakness in the automotive and manufacturing sectors also contributed to lower demand for expedite services for the three months ended March 31, 2020, versus the same prior-year period. The segment’s revenue decline was partially offset by higher demand for managed transportation services for three months ended March 31, 2020, compared to the same period of 2019. In late March 2020, the ArcBest segment began experiencing the impact of measures taken to slow the spread of COVID-19, including plant shutdowns of its automotive and manufacturing customers; however, the impact to the segment’s business was not significant for the first quarter of 2020.

Operating loss totaled $1.4 million for the three months ended March 31, 2020, compared to operating income of $1.7 million in the same period of 2019, primarily reflecting the previously discussed declines in revenue. Due to changes in market conditions and freight mix, the prices our ArcBest segment secured from customers decreased while the prices paid for purchased transportation decreased by a smaller percentage, resulting in margin compression in first quarter 2020, compared to the same period of 2019, continuing the trend we have experienced since the second half of 2019. Purchased transportation costs increased by 2.4 percentage points as a percentage of revenue, for the three months ended March 31, 2020, compared to the same period of 2019. Although the ArcBest segment manages costs with shipment levels, which contributed to lower operating expenses for the three months ended March 31, 2020 versus the same prior-year period, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service.

ArcBest Segment – April 2020

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) on a per-day basis in April 2020 decreased approximately 17%, compared to April 2019, reflecting lower shipment volumes primarily due to the negative impact of the COVID-19 pandemic on demand for our services. Purchased transportation expense on a per-day basis for April 2020 decreased approximately 18%, compared to April 2019. Purchased transportation expense represented approximately 80% of revenues in April 2020, compared to approximately 82% of revenues in April 2019. As a result of the decrease in purchased transportation costs outpacing the revenue decline, the segment experienced overall margin improvement in April 2020, compared to April 2019, primarily due to additional expedite project business related to the pandemic.

During April 2020, we have taken cost reduction actions to mitigate the operating and financial impact of the COVID-19 pandemic. These actions are discussed within the COVID-19 Business Response of the General section at the beginning of MD&A.

FleetNet Segment

FleetNet’s revenues totaled $52.4 million for the three months ended March 31, 2020, compared to $53.3 million for the same period of 2019. The 1.5% decrease in revenues was driven by lower roadside service event volume resulting primarily from a softer freight environment and milder weather conditions experienced during the three months ended March 31, 2020, compared to the same period of 2019, partially offset by an increase in preventative maintenance service events provided to our Asset-Based segment.

FleetNet’s operating income totaled $1.0 million and $1.5 million for the three-month periods ended March 31, 2020 and 2019, respectively, on lower revenue in first quarter 2020. FleetNet’s operating income margins in first quarter 2020 were impacted by lower revenue per event on maintenance services and by the effect of lower revenues as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue.

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

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2020	2019
	(in thousands)
ArcBest Segment
Operating Income (Loss)(1)	$(1,409)	$1,730
Depreciation and amortization(2)	2,470	3,151
Adjusted EBITDA	$1,061	$4,881

FleetNet Segment
Operating Income(1)	$1,040	$1,488
Depreciation and amortization	391	317
Adjusted EBITDA	$1,431	$1,805

Total Asset-Light
Operating Income (Loss)(1)	$(369)	$3,218
Depreciation and amortization(2)	2,861	3,468
Adjusted EBITDA	$2,492	$6,686
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $0.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Current Economic Conditions

Given the current economic conditions and the uncertainties regarding the impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

We cannot be certain of the future economic environment and there can be no assurances of the potential impact of inflationary conditions on our business. Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

Generally, inflationary increases in labor and operating costs regarding our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and adversely affect our ability to provide service to our customers and otherwise conduct our business. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. In efforts to protect the health of our employees and comply with social distancing guidelines implemented due to the COVID-19 pandemic, many of our employees are working remotely, which may create increased vulnerability to cybersecurity incidents. We continue to implement strong physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

Our property and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, including certain business interruption events related to these incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic. A significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event. We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2020	2019
	(in thousands)
Cash and cash equivalents(1)	$352,165	$201,909
Short-term investments(2)	178,810	116,579
Total(3)	$530,975	$318,488

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At March 31, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $245.9 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $212.5 million from December 31, 2019 to March 31, 2020, primarily due to borrowings under our revolving credit facility and accounts receivable securitization facility totaling $225.0 million. During the three-month period ended March 31, 2020, cash on hand and cash provided by operations was used to repay $14.6 million of long-term debt; fund $2.0 million of capital expenditures, net of proceeds from asset sales; fund $3.3 million of internally developed software; purchase $3.2 million of treasury stock; and pay dividends of $2.0 million on common stock.

Cash provided by operating activities during the three months ended March 31, 2020 was $23.1 million compared to $3.4 million of cash used in operating activities in the same prior-year period. The $26.5 million increase in cash provided by operating activities is primarily related to reduced cash outflow for operating assets and liabilities for the three months ended March 31, 2020, compared to the same period of 2019. The primary items that reduced cash outflow were lower payouts in first quarter 2020 for certain nonunion performance-based incentive plans and higher accruals related to the timing of payroll disbursements at March 31, 2020 versus March 31, 2019. Cash provided by operating activities included federal, state, and foreign income tax payments, net of refunds, of less than $0.1 million and $6.6 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Arrangements

We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. Our accounts receivable securitization program allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed $45.0 million under our accounts receivable securitization program, which reduced the initial committed funding capacity available under the facility to $28.0 million. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 outbreak. These funds supplement our already strong cash and short-term investments position, which totaled $531.0 million at March 31, 2020.

On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of March 31, 2020.

Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2020. These purchase obligations totaled $106.2 million as of March 31, 2020, with $92.2 million estimated to be paid within the next year, $12.9 million estimated to be paid in the following two-year period, and $1.1 million to be paid within five years, provided that vendors complete their commitments to us. As of March 31, 2020, the amount of our purchase obligations has increased $72.5 million from December 31, 2019, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2020 capital expenditure plan.

As of March 31, 2020, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $85.2 million, including imputed interest. As of March 31, 2020, the Company has undiscounted lease obligations of $40.4 million related to leases which were executed but not yet commenced. The Company plans to take possession of the leased space in mid-2020. The scheduled maturities of our operating lease liabilities as of March 31, 2020 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $211.6 million, including interest, as of March 31, 2020, a decrease of $16.3 million from December 31, 2019. The scheduled maturities of our long-term debt obligations as of March 31, 2020 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2019 Annual Report on Form 10-K during the three months ended March 31, 2020.

As previously announced, our recent actions to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business include a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million.  Our total capital expenditures for 2020, including amounts financed, are now estimated to range from $95.0 million to $105.0 million, net of asset sales. These 2020 estimated net capital expenditures include revenue equipment purchases of $64.0 million, primarily for our Asset-Based operations. The remainder of 2020 expected capital expenditures include real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2020 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $110.0 million in 2020.

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

Other Liquidity Information

The COVID-19 pandemic has been disruptive to businesses, the economy, and the financial markets, and there is much uncertainty about the severity and duration of its impact. The effects of COVID-19 on the health of our employees and the economy, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. As previously mentioned, we proactively drew down the remaining borrowing capacity of our Credit Facility and borrowed additional amounts under our accounts receivable securitization program in March 2020 to further strengthen our cash position and preserve financial flexibility. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and borrowing capacity available under our accounts receivable securitization program, which totaled $28.0 million at March 31, 2020, will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We have continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. The capital allocated to these programs has been at reasonable levels; however, these programs will be monitored in consideration of cash requirements for our operations that might occur from further economic weakness and uncertainty that has resulted from the COVID-19 pandemic response.

On May 1, 2020, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 15, 2020. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended March 31, 2020, we purchased 150,000 shares of our common stock for an aggregate cost of $3.2 million, leaving $10.0 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2020. We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Cash and Cash Equivalents and Short-term Investments

The increase in cash and cash equivalents of $150.3 million and the increase in short-term investments of $62.2 million from December 31, 2019 to March 31, 2020 are due to the March 2020 borrowings under our Credit Facility and our accounts receivable securitization program of $180.0 million and $45.0 million, respectively, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic.

Accrued Expenses

Accrued expenses decreased $14.6 million from December 31, 2019 to March 31, 2020, primarily due to payments during first quarter 2020 of amounts accrued at December 31, 2019 for certain incentive accruals related to our operating performance and long-term incentive plans and contributions to defined contribution plans.

Long-term Debt

The $210.4 million increase in long-term debt, including current portion, from December 31, 2019 to March 31, 2020 is due to the March 2020 borrowings under our Credit Facility and our accounts receivable securitization program of $180.0 million and $45.0 million, respectively, as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic.

Off-Balance Sheet Arrangements

At March 31, 2020, our off-balance sheet arrangements for purchase obligations totaled $106.2 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 20.3% and 25.9% of pre-tax income for the three months ended March 31, 2020 and March 31, 2019, respectively. The average state tax rate, net of the associated federal deduction, is approximately 5%. Due to the uncertainty surrounding the impact of the COVID-19 pandemic, for the three months ended March 31, 2020, we calculated the tax provision based on the actual statutory tax rate as opposed to using an annual effective tax rate, because of the inability to provide a reliable estimate of ordinary income within a reasonable range. Various factors, including the amount of pre-tax income, as well as significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2020 tax rate to vary significantly from the statutory rate. Due to the impact of nondeductible expenses, we generally incur a higher tax rate when we generate lower levels of pre-tax income and a lower benefit rate when we generate lower levels of pre-tax losses. Conversely, as pre-tax income or loss increases, the impact of nondeductible expense on the overall rate declines.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2020		2019
	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$501	21.0%	$1,385	21.0%
Federal income tax effects of:
Alternative fuel credit	(451)	(18.9)%	—	—%
Nondeductible expenses and other	405	17.0%	481	7.2%
Increase in valuation allowances	193	8.1%	—	—%
Decrease in uncertain tax positions(1)	(933)	(39.1)%	—	—%
Tax expense (benefit) from vested RSUs	20	0.8%	(2)	—%
Federal research and development tax credits	(250)	(10.5)%	—	—%
Life insurance proceeds and changes in cash surrender value	799	33.5%	(339)	(5.1)%
Federal income tax provision	$284	11.9%	$1,525	23.1%
State income tax provision	199	8.4%	183	2.8%
Total provision for income taxes	$483	20.3%	$1,708	25.9%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.

At March 31, 2020, we had $55.0 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2020 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Additionally, as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, net operating losses originating in the tax year including December 31, 2020 may be carried back five years to a period in which we had substantial taxable income.  Valuation allowances for deferred tax assets totaled $0.9 million and $0.7 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2020 and March 31, 2019, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2020, we made foreign and state tax payments of $0.3 million, and received refunds of $0.4 million of federal income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Annual Report on Form 10-K. The following policy has been updated during the three months ended March 31, 2020 for the adoption of an accounting standard update.

Receivables Allowance

On January 1, 2020, we adopted ASC Topic 326, Financial Instruments – Credit Losses, (“ASC Topic 326”), which replaces the incurred loss methodology model with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables and other receivables. We maintain allowances for credit losses (formerly known as the allowance for doubtful accounts) and revenue adjustments on our trade receivables.

We estimate our allowance for credit losses based on historical trends, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, forecasts, and other information available. Management believes this methodology to be reliable in estimating the allowances for credit losses and revenue adjustments (collectively our receivable allowance). Accounts receivable are written off against the allowance for credit losses and revenue adjustments when accounts are turned over to a collection agency or when the accounts are determined to be uncollectible.

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

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; the ability to maintain third-party information technology systems or licenses; widespread outbreak of an illness or any other communicable disease and the effects of pandemics, including the COVID-19 pandemic, or any other public health crisis; regulatory measures that may be implemented in response to widespread illness, including the COVID-19 pandemic; ineffectiveness of our business continuity plans to meet our operational needs in the event of adverse external events or conditions; untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight, and any write-offs associated therewith; the loss or reduction of business from large customers; competitive initiatives and pricing pressures; general economic conditions and related shifts in market demand, including the impact of and uncertainties related to the COVID-19 pandemic, that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; the ability to manage our cost structure, and the timing and performance of growth initiatives; relationships with employees, including unions, and our ability to attract, retain, and develop employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; availability and cost of reliable third-party services; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; governmental regulations; environmental laws and regulations, including emissions-control regulations; union employee wages and benefits, including changes in required contributions to multiemployer plans; litigation or claims asserted against us; the loss of key employees or the inability to execute succession planning strategies; maintaining our intellectual property rights, brand, and corporate reputation; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; self-insurance claims and insurance premium costs; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; potential impairment of goodwill and intangible assets; the cost, integration, and performance of any recent or future acquisitions; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; acts of terrorism or war, or the impact of antiterrorism and safety measures; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest’s public filings with the Securities and Exchange Commission (“SEC”).

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our credit agreements. We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. Our accounts receivable securitization program allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed an additional $45.0 million under our accounts receivable securitization program, which reduced the initial committed funding capacity available under the facility to $28.0 million. Borrowings are subject to variable interest rates as defined within our credit agreements. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in light of general economic and financial market uncertainty resulting from the COVID-19 outbreak. These funds supplement our already strong cash and short-term investments position, which totaled $531.0 million at March 31, 2020. Cash, cash equivalents, and short-term investments totaling $245.9 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government at March 31, 2020 and December 31, 2019. Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We did not modify our Credit Facility, accounts receivable securitization program, or interest rate swap agreement during the three months ended March 31, 2020 and, therefore, we are subject to the interest rate risk due to the variable interest rates on the borrowings under our credit agreements as of March 31, 2020 as disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K. On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of March 31, 2020.

Risks associated with the economic impacts of COVID-19 remain difficult to ascertain in the immediate future, further discussion related to our response to COVID-19 can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. In addition to the risk factors disclosed in Part I, Item 2 of our 2019 Annual Report on Form 10-K, we have supplemented our risk factors as discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Since December 31, 2019, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2019 Annual Report on Form 10-K. In light of the COVID-19 pandemic, ArcBest is supplementing the risk factors set forth under “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K with the new risk factors set forth below. These risk factors should be read in conjunction with the risk factors in the Company’s 2019 Annual Report on Form 10-K.

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, results of operations, financial condition, and cash flows.

Our business could be negatively impacted by the widespread outbreak of an illness or any other communicable disease or other public health crisis, including the COVID-19 pandemic. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread have negatively impacted demand for our services, and thus our shipment and tonnage levels, and could continue to further negatively impact our business. We are continuing to monitor developments involving our workforce, customers, and third-party service providers. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and will depend on future developments, including the duration and severity of the pandemic and government restrictions imposed in response to the pandemic. An extended period of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition, and cash flows.

We, or the third parties upon which we depend to provide services for us, may be adversely affected by external events from which our business continuity plans may not adequately protect us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, and other adverse external events or conditions that impact us or the operations of third parties upon which we rely to provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans can be successfully implemented. Additionally, even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial conditions, and results of operations will not be materially impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program (2)
	(in thousands, except share and per share data)
1/1/2020-1/31/2020	—	$—	—	$13,197
2/1/2020-2/29/2020	79,500	22.85	79,500	$11,380
3/1/2020-3/31/2020	70,500	19.09	70,500	$10,034
Total	150,000	$21.08	150,000
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

10.1#

First Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2020, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: May 11, 2020	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 11, 2020	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer