Form 10-Q
period 2020-06-30
ARCBEST CORP /DE/
filed 2020-08-06
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value	25,444,939 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2020	2019
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$406,290	$201,909
Short-term investments	167,719	116,579
Accounts receivable, less allowances (2020 – $7,130; 2019 – $5,448)	273,135	282,579
Other accounts receivable, less allowances (2020 – $661; 2019 – $476)	16,812	18,774
Prepaid expenses	28,928	30,377
Prepaid and refundable income taxes	4,236	9,439
Other	4,923	4,745
TOTAL CURRENT ASSETS	902,043	664,402
PROPERTY, PLANT AND EQUIPMENT
Land and structures	344,951	342,122
Revenue equipment	891,029	896,020
Service, office, and other equipment	232,058	233,354
Software	155,411	151,068
Leasehold improvements	11,821	10,383
	1,635,270	1,632,947
Less allowances for depreciation and amortization	974,464	949,355
PROPERTY, PLANT AND EQUIPMENT, net	660,806	683,592
GOODWILL	88,320	88,320
INTANGIBLE ASSETS, net	56,915	58,832
OPERATING RIGHT-OF-USE ASSETS	81,069	68,470
DEFERRED INCOME TAXES	7,507	7,725
OTHER LONG-TERM ASSETS	74,100	79,866
TOTAL ASSETS	$1,870,760	$1,651,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$140,632	$134,374
Income taxes payable	3,181	12
Accrued expenses	217,020	232,321
Current portion of long-term debt	59,050	57,305
Current portion of operating lease liabilities	19,769	20,265
TOTAL CURRENT LIABILITIES	439,652	444,277
LONG-TERM DEBT, less current portion	473,850	266,214
OPERATING LEASE LIABILITIES, less current portion	65,249	52,277
POSTRETIREMENT LIABILITIES, less current portion	20,448	20,294
OTHER LONG-TERM LIABILITIES	36,077	38,892
DEFERRED INCOME TAXES	60,393	66,210
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2020: 28,958,258 shares, 2019: 28,810,902 shares	290	288
Additional paid-in capital	337,942	333,943
Retained earnings	546,689	533,187
Treasury stock, at cost, 2020: 3,554,639 shares; 2019: 3,404,639 shares	(107,740)	(104,578)
Accumulated other comprehensive income (loss)	(2,090)	203
TOTAL STOCKHOLDERS’ EQUITY	775,091	763,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,870,760	$1,651,207

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$627,370	$771,490	$1,328,769	$1,483,329

OPERATING EXPENSES	606,945	736,290	1,300,525	1,439,538

OPERATING INCOME	20,425	35,200	28,244	43,791

OTHER INCOME (COSTS)
Interest and dividend income	991	1,616	2,366	3,094
Interest and other related financing costs	(3,378)	(2,811)	(6,325)	(5,693)
Other, net	2,696	(445)	(1,166)	(1,036)
	309	(1,640)	(5,125)	(3,635)

INCOME BEFORE INCOME TAXES	20,734	33,560	23,119	40,156

INCOME TAX PROVISION	4,854	9,184	5,337	10,892

NET INCOME	$15,880	$24,376	$17,782	$29,264

EARNINGS PER COMMON SHARE
Basic	$0.62	$0.95	$0.70	$1.14
Diluted	$0.61	$0.92	$0.68	$1.10

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,463,559	25,554,286	25,468,624	25,562,306
Diluted	26,217,957	26,431,592	26,252,486	26,483,011

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(Unaudited)
	(in thousands)
NET INCOME	$15,880	$24,376	$17,782	$29,264

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2020 – Three-month period $—, Six-month period $3; 2019 – Three-month period $20, Six-month period $210)	—	(58)	(8)	603
Pension settlement expense, net of tax of: (2020 – Three-month period $—, Six-month period $23; 2019 – Three-month period $72, Six-month period $421)	—	206	66	1,213
Amortization of unrecognized net periodic benefit cost (credit), net of tax of: (2020 – Three-month period $39, Six-month period $76; 2019 – Three-month period $77, Six-month period $177)
Net actuarial (gain) loss	(109)	229	(217)	524
Prior service credit	—	(6)	—	(12)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2020 – Three-month period $766, Six-month period $414; 2019 – Three-month period $187, Six-month period $305)	(174)	(528)	(1,171)	(860)
Change in foreign currency translation, net of tax of: (2020 – Three-month period $842, Six-month period $340; 2019 – Three-month period $41, Six-month period $120)	457	116	(963)	341

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	174	(41)	(2,293)	1,809

TOTAL COMPREHENSIVE INCOME	$16,054	$24,335	$15,489	$31,073

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended and Six Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard (see Note A)				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive loss, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6
Tax effect of share-based compensation plans			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206
Net income				15,880				15,880
Other comprehensive income, net of tax							174	174
Issuance of common stock under share-based compensation plans	141	2	(2)					—
Tax effect of share-based compensation plans			(1,010)					(1,010)
Share-based compensation expense			2,890					2,890
Dividends declared on common stock				(2,049)				(2,049)
Balance at June 30, 2020	28,958	$290	$337,942	$546,689	3,555	$(107,740)	$(2,090)	$775,091

	Three Months Ended and Six Months Ended June 30, 2019
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				4,888				4,888
Other comprehensive income, net of tax							1,850	1,850
Tax effect of share-based compensation plans			(8)					(8)
Share-based compensation expense			2,058					2,058
Purchase of treasury stock					74	(2,663)		(2,663)
Dividends declared on common stock				(2,052)				(2,052)
Balance at March 31, 2019	28,685	$287	$327,762	$504,225	3,172	$(98,131)	$(12,388)	$721,755
Net income				24,376				24,376
Other comprehensive loss, net of tax							(41)	(41)
Issuance of common stock under share-based compensation plans	101	1	(1)					—
Tax effect of share-based compensation plans			(1,174)					(1,174)
Share-based compensation expense			2,801					2,801
Purchase of treasury stock					94	(2,508)		(2,508)
Dividends declared on common stock				(2,050)				(2,050)
Balance at June 30, 2019	28,786	$288	$329,388	$526,551	3,266	$(100,639)	$(12,429)	$743,159

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2020	2019

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$17,782	$29,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,140	51,722
Amortization of intangibles	1,959	2,249
Pension settlement expense	89	1,634
Share-based compensation expense	5,071	4,859
Provision for losses on accounts receivable	999	621
Change in deferred income taxes	(5,170)	5,124
Gain on sale of property and equipment and lease termination	(3,581)	(1,469)
Changes in operating assets and liabilities:
Receivables	9,626	1,781
Prepaid expenses	1,444	(3,323)
Other assets	4,358	(2,798)
Income taxes	8,413	(3,042)
Operating right-of-use assets and lease liabilities, net	(230)	159
Accounts payable, accrued expenses, and other liabilities	(14,833)	(6,310)
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,067	80,471

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(16,209)	(41,909)
Proceeds from sale of property and equipment	7,670	3,798
Purchases of short-term investments	(97,493)	(43,327)
Proceeds from sale of short-term investments	46,725	33,332
Capitalization of internally developed software	(6,495)	(5,535)
NET CASH USED IN INVESTING ACTIVITIES	(65,802)	(53,641)

FINANCING ACTIVITIES
Borrowings under credit facilities	180,000	—
Borrowings under accounts receivable securitization program	45,000	—
Proceeds from notes payable	—	9,552
Payments on long-term debt	(29,185)	(29,984)
Net change in book overdrafts	615	(4,398)
Payment of common stock dividends	(4,082)	(4,102)
Purchases of treasury stock	(3,162)	(5,171)
Payments for tax withheld on share-based compensation	(1,070)	(1,182)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,116	(35,285)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,381	(8,455)
Cash and cash equivalents at beginning of period	201,909	190,186
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$406,290	$181,731

NONCASH INVESTING ACTIVITIES
Equipment financed	$13,566	$10,964
Accruals for equipment received	$857	$19,402
Lease liabilities arising from obtaining right-of-use assets	$23,727	$23,049

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

The Asset-Based segment represented approximately 70% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2020. As of June 2020, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used in preparation of the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K. The following policies have been updated during the six months ended June 30, 2020 for the adoption of accounting standard updates disclosed within this Note.

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

The Company maintains allowances for credit losses (formerly known as the allowance for doubtful accounts) and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $3.0 million at June 30, 2020  and $1.8  million at December 31, 2019. There were no material write-offs charged against or increases to the allowance for credit losses during the three and six months ended June 30, 2020.

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

On January 1, 2020 the Company adopted ASC Topic 820, Fair Value Measurement, which was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment did not have an impact on the Company’s financial statement disclosures as of June 30, 2020.

The amendments to ASC Topic 848, Reference Rate Reform, (“ASC Topic 848”) are effective as of March 12, 2020 through December 31, 2022 and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company did not elect the optional expedients or apply the exceptions allowed by ASC Topic 848 during the six months ended June 30, 2020 and does not expect that the amendments, if elected, will have a significant impact on the Company’s consolidated financial statements. The Company’s revolving credit facility (“Credit Facility”) under its Third Amended and Restated Credit Agreement (“Credit Agreement”), accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR, which is expected to be phased out by the end of 2021. The Company’s Credit Facility and current interest rate swap agreement, which was amended on May 4, 2020 (see Note F), mature on October 1, 2024. The Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement and the interest rate on the swap agreement will change to the rate in the Credit Agreement. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon the Company’s agreement with the lenders as to the replacement reference rate.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2020	2019

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$353,358	$166,619
Variable rate demand notes(1)(2)	14,929	14,750
Money market funds(3)	38,003	20,540
Total cash and cash equivalents	$406,290	$201,909

Short-term investments
Certificates of deposit(1)	$131,413	$69,314
U.S. Treasury securities(4)	36,306	47,265
Total short-term investments	$167,719	$116,579

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $186.1 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2020		2019

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$250,000	$250,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	85,000	85,000	40,000	40,000
Notes payable(3)	197,888	200,581	213,504	216,432
New England Pension Fund withdrawal liability(4)	21,716	26,677	22,018	24,462
	$554,604	$562,258	$345,522	$350,894

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(4)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability (see in Note I to the consolidated financial statements in Item 8 of the Company’s 2019 Annual Report on Form 10-K). The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 2.3% and 3.4% at June 30, 2020 and December 31, 2019, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$38,003	$38,003	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,105	3,105	—	—
	$41,108	$41,108	$—	$—
Liabilities:
Interest rate swaps(3)	$2,148	$—	$2,148	$—

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$20,540	$20,540	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,427	2,427	—	—
	$22,967	$22,967	$—	$—
Liabilities:
Interest rate swaps(3)	$563	$—	$563	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2020 and December 31, 2019 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $87.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both June 30, 2020 and December 31, 2019.

Intangible assets consisted of the following:

		June 30, 2020			December 31, 2019
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$28,574	$24,147	$52,721	$26,667	$26,054
Other	11	1,335	867	468	1,294	816	478
	14	54,056	29,441	24,615	54,015	27,483	26,532
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,356	$29,441	$56,915	$86,315	$27,483	$58,832

The future amortization for intangible assets acquired through business acquisitions as of June 30, 2020 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2020	$1,953
2021	3,870
2022	3,843
2023	3,745
2024	3,695
Thereafter	7,509
Total amortization	$24,615

Goodwill and indefinite-lived intangible assets are not amortized, but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Due to the impact of COVID-19 on business and freight levels, the Company considered several factors to evaluate if it was more likely than not that impairment of these assets existed as of June 30, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include an expected economic recovery beginning in late 2020 and continuing to recover into 2021. Based on the analysis performed, management determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of June 30, 2020.

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

NOTE D – INCOME TAXES

The effective tax rate was 23.4% and 23.1% for the three and six months ended June 30, 2020, respectively. The effective tax rate was 27.4% and 27.1% for the three and six months ended June 30, 2019, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research and development tax credits, changes in tax valuation allowances, and tax expense from the vesting of stock awards. For the six months ended June 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate also resulted from the reversal of an uncertain tax position. For the three and six months ended June 30, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and tax expense from the vesting of stock awards.

As of June 30, 2020, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2020 and concluded that, other than for certain deferred tax assets related to foreign tax credit carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $0.9 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively.

The Company had a reserve for uncertain tax positions of $0.9 million at December 31, 2019. The reserve was reversed in the first quarter of 2020 due to the expiration of the statute of limitations.

The Company paid foreign and state income taxes of $2.3 million during the six months ended June 30, 2020 and paid $8.9 million of federal, state, and foreign income taxes during the six months ended June 30, 2019. The Company received refunds of $0.4 million of federal and state income taxes and refunds of less than $0.1 million of state income taxes that were paid in prior years during the six months ended June 30, 2020 and 2019, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
Operating lease expense	$5,803	$5,642	$11,599	$10,981
Variable lease expense	543	774	1,583	1,613
Sublease income	(42)	(69)	(134)	(136)

Total operating lease expense	$6,304	$6,347	$13,048	$12,458

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019

	(in thousands)
Noncash change in operating right-of-use assets	$11,002	$9,784
Change in operating lease liabilities	(11,232)	(9,625)
Operating right-of-use-assets and lease liabilities, net	$(230)	$159

Cash paid for amounts included in the measurement of operating lease liabilities	$(11,826)	$(10,815)

Maturities of operating lease liabilities at June 30, 2020 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2020	$11,616	$11,139	$477
2021	20,619	20,338	281
2022	16,462	16,451	11
2023	12,176	12,176	—
2024	10,185	10,185	—
Thereafter	23,072	23,072	—
Total lease payments	94,130	93,361	769
Less imputed interest	(9,112)	(9,102)	(10)
Total	$85,018	$84,259	$759

(1)	Excludes future minimum payments for leases which were executed but had not yet commenced as of June 30, 2020 of $34.7 million and $7.3 million which will be paid over 13 and 10 years, respectively. The Company plans to take possession of these leased spaces in third quarter 2020.

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

	June 30	December 31
	2020	2019

	(in thousands)
Credit Facility (interest rate of 1.3%(1) at June 30, 2020)	$250,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.1% at June 30, 2020)	85,000	40,000
Notes payable (weighted-average interest rate of 3.2% at June 30, 2020)	197,888	213,504
Finance lease obligations (weighted-average interest rate of 3.3% at June 30, 2020)	12	15
	532,900	323,519
Less current portion	59,050	57,305
Long-term debt, less current portion	$473,850	$266,214

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% and 2.98% based on the margin of the Credit Facility as of June 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of long-term debt obligations as of June 30, 2020 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Finance Lease
	Total	Facility(1)	Program(1)	Payable	Obligations

	(in thousands)
Due in one year or less	$68,653	$3,244	$909	$64,493	$7
Due after one year through two years	148,119	3,140	85,227	59,747	5
Due after two years through three years	48,443	3,256	—	45,187	—
Due after three years through four years	33,432	3,620	—	29,812	—
Due after four years through five years	261,215	251,000	—	10,215	—
Due after five years	238	—	—	238	—
Total payments	560,100	264,260	86,136	209,692	12
Less amounts representing interest	27,200	14,260	1,136	11,804	—
Long-term debt	$532,900	$250,000	$85,000	$197,888	$12

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	June 30	December 31
	2020	2019

	(in thousands)
Revenue equipment	$276,574	$265,315
Software	2,140	2,140
Service, office, and other equipment	26,270	26,344
Total assets securing notes payable or held under finance leases	304,984	293,799
Less accumulated depreciation and amortization(1)	91,811	71,405
Net assets securing notes payable or held under finance leases	$213,173	$222,394

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. In March 2020, the Company borrowed an additional $180.0 million under the Credit Facility as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic. As of June 30, 2020, the Company does not have any available borrowing capacity under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The leverage covenant under the Company’s Credit Agreement is based on a net debt calculation and consequently was not immediately impacted by the draw against the Credit Facility in March 2020. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2020.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of June 30, 2020. The fair value of the interest rate swap of $1.9 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively. The Company had a five-year interest rate swap agreement with a $50.0 million notional amount that matured on January 2, 2020 for which less than $0.1 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at June 30, 2020 and December 31, 2019, and the change in the unrealized income or loss on the interest rate swaps for the three and six months ended June 30, 2020 and 2019 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at June 30, 2020.

On May 4, 2020, the Company extended the term of its $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of June 30, 2020. The fair value of the interest rate swap of $0.2 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2020.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. In March 2020, the Company borrowed an additional $45.0 million for a total of $85.0 million outstanding at June 30, 2020 under the program as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2020.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2020, standby letters of credit of $12.0 million have been issued under the program, which reduced the available borrowing capacity to $28.0 million.

On July 31, 2020, the Company repaid $45.0 million of the amounts borrowed under the accounts receivable securitization program in March 2020.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2020, the Company had letters of credit outstanding of $12.6 million (including $12.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2020, surety bonds outstanding related to the self-insurance program totaled $50.9 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $13.6 million for revenue equipment during the three months ended June 30, 2020.

Subsequent to June 30, 2020, the Company financed the purchase of an additional $22.0 million of revenue equipment through promissory note arrangements as of August 1, 2020.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020(1)	2019	2020	2019	2020(2)	2019

	(in thousands)
Service cost	$—	$—	$—	$—	$47	$80
Interest cost	—	168	2	10	144	303
Expected return on plan assets	—	1	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(8)
Pension settlement expense(3)	—	278	—	—	—	—
Amortization of net actuarial (gain) loss(4)	—	61	1	23	(149)	224
Net periodic benefit cost	$—	$508	$3	$33	$42	$599

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020(1)	2019	2020	2019	2020(2)	2019

	(in thousands)
Service cost	$—	$—	$—	$—	$94	$160
Interest cost	—	486	5	20	288	606
Expected return on plan assets	—	(89)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(17)
Pension settlement expense(3)	—	1,634	89	—	—	—
Amortization of net actuarial (gain) loss(4)	—	210	5	47	(298)	449
Net periodic benefit cost	$—	$2,241	$99	$67	$84	$1,198

(1)	Termination of the nonunion defined benefit pension plan was completed in 2019 and the plan was liquidated as of December 31, 2019.
(2)	Expense for the postretirement health benefit plan is lower for the three and six months ended June 30, 2020, compared to the same periods of 2019, due to the impact of a lower cost prescription drug plan effective January 1, 2020.
(3)	For the six months ended June 30, 2020, pension settlement expense for the supplemental benefit plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement. For the three and six months ended June 30, 2019, pension settlement expense for the nonunion defined benefit pension plan of $0.3 million (pre-tax), or $0.2 million (after-tax), and $1.6 million (pre-tax), or $1.2 million (after-tax), respectively, was related to lump-sum distribuitions from the plan of $3.0 million and $17.9 million, respectively.
(4)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As set forth in the 2019 Annual Funding Notice for the Central States Pension Plan, the funded percentage of the plan was 24.8% as of January 1, 2019. In the Notice of Critical and Declining Status for the Central States Pension Plan dated March 30, 2020, the plan’s actuary certified that, as of January 1, 2020, the plan is in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2019 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	June 30	December 31
	2020	2019

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$2,683	$2,898
Interest rate swap	(2,148)	(563)
Foreign currency translation	(3,378)	(2,075)

Total	$(2,843)	$260

After-tax amounts:
Unrecognized net periodic benefit credit	$1,993	$2,152
Interest rate swap	(1,587)	(416)
Foreign currency translation	(2,496)	(1,533)

Total	$(2,090)	$203

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the six months ended June 30, 2020 and 2019:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation

	(in thousands)
Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)

Other comprehensive loss before reclassifications	(2,142)	(8)	(1,171)	(963)
Amounts reclassified from accumulated other comprehensive income	(151)	(151)	—	—
Net current-period other comprehensive loss	(2,293)	(159)	(1,171)	(963)

Balances at June 30, 2020	$(2,090)	$1,993	$(1,587)	$(2,496)

Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	84	603	(860)	341
Amounts reclassified from accumulated other comprehensive loss	1,725	1,725	—	—
Net current-period other comprehensive income (loss)	1,809	2,328	(860)	341

Balances at June 30, 2019	$(12,429)	$(10,421)	$(269)	$(1,739)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component:

	Unrecognized Net Periodic
	Benefit Credit (Costs)(1)(2)
	Six Months Ended June 30
	2020	2019

	(in thousands)
Amortization of net actuarial gain (loss)	$293	$(706)
Amortization of prior service credit	—	17
Pension settlement expense(3)	(89)	(1,634)
Total, pre-tax	204	(2,323)
Tax benefit (expense)	(53)	598
Total, net of tax	$151	$(1,725)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the six months ended June 30, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2020		2019
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,033	$0.08	$2,052
Second quarter	$0.08	$2,049	$0.08	$2,050

On July 24, 2020, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 7, 2020.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2019, the Company had $13.2 million remaining under the program for repurchases of its common stock. During the six months ended June 30, 2020, the Company purchased 150,000 shares for an aggregate cost of $3.2 million, leaving $10.0 million available for repurchase of common stock under the program.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$15,880	$24,376	$17,782	$29,264
Effect of unvested restricted stock awards	(17)	(11)	(18)	(26)
Adjusted net income	$15,863	$24,365	$17,764	$29,238
Denominator:
Weighted-average shares	25,463,559	25,554,286	25,468,624	25,562,306
Earnings per common share	$0.62	$0.95	$0.70	$1.14

Diluted
Numerator:
Net income	$15,880	$24,376	$17,782	$29,264
Effect of unvested restricted stock awards	(17)	(11)	(18)	(25)
Adjusted net income	$15,863	$24,365	$17,764	$29,239
Denominator:
Weighted-average shares	25,463,559	25,554,286	25,468,624	25,562,306
Effect of dilutive securities	754,398	877,306	783,862	920,705
Adjusted weighted-average shares and assumed conversions	26,217,957	26,431,592	26,252,486	26,483,011
Earnings per common share	$0.61	$0.92	$0.68	$1.10

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. For the three and six month periods ended June 30, 2020 and 2019, outstanding stock awards of 0.2 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. The COVID-19 pandemic had a significant negative impact on demand for the Company’s services during the three months ended June 30, 2020, resulting in lower tonnage, shipment, and service event levels and, consequently, lower segment revenues for the second quarter of 2020. As a result, the Company’s operating segment information for the three months ended June 30, 2020 does not reflect typical seasonal trends in business levels as described below for the Company’s reportable operating segments.

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

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic as previously described, may influence quarterly freight tonnage levels.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, truckload-dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. The second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic as previously described, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but severe weather events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments. Approximately 20% of FleetNet’s revenues for both the three and six months ended June 30, 2020, are for services provided to the Asset-Based and ArcBest segments compared to approximately 19% and 16%, respectively, for the same periods of 2019.

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume and the impact of other external events or conditions, including the COVID-19 pandemic as previously described.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
REVENUES
Asset-Based	$460,070	$559,648	$975,783	$1,065,727
ArcBest	151,467	181,173	316,242	354,377
FleetNet	46,440	51,722	98,879	104,981
Other and eliminations	(30,607)	(21,053)	(62,135)	(41,756)
Total consolidated revenues	$627,370	$771,490	$1,328,769	$1,483,329

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$248,995	$297,016	$532,833	$577,292
Fuel, supplies, and expenses(1)	45,675	65,791	106,900	129,764
Operating taxes and licenses	11,629	12,214	24,423	24,612
Insurance	8,247	7,598	16,071	15,589
Communications and utilities(1)	4,342	4,500	9,053	9,117
Depreciation and amortization(1)	23,327	21,633	46,597	42,594
Rents and purchased transportation(1)	46,152	56,826	101,922	106,132
Shared services(1)	45,605	55,338	94,490	105,633
Gain on sale of property and equipment	(1,175)	(1,587)	(3,339)	(1,621)
Innovative technology costs(1)(2)	4,789	2,735	9,322	4,536
Other(1)	1,448	1,406	3,235	2,286
Total Asset-Based	439,034	523,470	941,507	1,015,934

ArcBest
Purchased transportation	125,090	147,552	262,272	287,657
Supplies and expenses	1,989	2,858	4,269	5,632
Depreciation and amortization	2,449	3,055	4,919	6,206
Shared services	18,840	23,141	40,567	46,172
Other	1,796	2,445	4,321	4,858
Total ArcBest	150,164	179,051	316,348	350,525

FleetNet	45,658	50,696	97,057	102,467
Other and eliminations	(27,911)	(16,927)	(54,387)	(29,388)
Total consolidated operating expenses	$606,945	$736,290	$1,300,525	$1,439,538

(1)	As previously discussed in this Note, the presentation of Asset-Based segment expenses was modified in third quarter 2019 to present innovative technology costs as a separate operating expense line item. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight previously discussed in this Note.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
OPERATING INCOME (LOSS)
Asset-Based	$21,036	$36,178	$34,276	$49,793
ArcBest	1,303	2,122	(106)	3,852
FleetNet	782	1,026	1,822	2,514
Other and eliminations	(2,696)	(4,126)	(7,748)	(12,368)
Total consolidated operating income	$20,425	$35,200	$28,244	$43,791

OTHER INCOME (COSTS)
Interest and dividend income	$991	$1,616	$2,366	$3,094
Interest and other related financing costs	(3,378)	(2,811)	(6,325)	(5,693)
Other, net(1)	2,696	(445)	(1,166)	(1,036)
Total other income (costs)	309	(1,640)	(5,125)	(3,635)
INCOME BEFORE INCOME TAXES	$20,734	$33,560	$23,119	$40,156

(1)	Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$305,220	$361,116	$650,166	$704,784
Rents, purchased transportation, and other costs of services	187,914	236,053	404,942	457,078
Fuel, supplies, and expenses	54,838	80,700	126,611	160,036
Depreciation and amortization(1)	29,086	27,434	58,099	53,971
Other	29,887	30,987	60,707	63,669
	$606,945	$736,290	$1,300,525	$1,439,538
(1)	Includes amortization of intangible assets.

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

At June 30, 2020 and December 31, 2019, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.5 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted global supply chains. In the United States, most states placed restrictions on business operations and issued stay-at-home orders for residents beginning in late March and early April. Although many of these restrictions were eased or lifted throughout the country during May and June, COVID-19 continues to spread, business operations remain challenging, and unemployment is at historically high levels. On June 8, 2020, the National Bureau of Economic Research declared that a recession began in the United States in February 2020. Based on the preliminary estimate released by the Bureau of Economic Analysis on July 30, 2020, the U.S. gross domestic product (the “GDP”) decreased at an annual rate of 32.9% in the second quarter of 2020. This sharp decline in the GDP represents the lowest quarter since the U.S. government began tracking this measure in 1947 and illustrates the difficulty of the economic environment in which we are currently operating.

Business Impact

The COVID-19 pandemic and the measures taken to prevent its spread began to impact our business during late March 2020. The negative impact on demand for our services accelerated as the COVID-19 pandemic continued to disrupt businesses and the economy during the second quarter of 2020, resulting in a decline in our consolidated revenues of 18.7% and 10.4% for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, and a decline in second quarter 2020 revenues of 10.6% compared to the first quarter of 2020. Significant declines in our shipment and tonnage levels due to the pandemic resulted in revenue decreases of 17.8% and 8.4% for the Asset-Based segment and 16.4% and 10.8% for the ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019.

Our consolidated net income totaled $15.9 million, or $0.61 per diluted share, and $17.8 million, or $0.68 per diluted share, for the three and six months ended June 30, 2020, respectively. Although our net income and earnings per share declined from the same periods of 2019 due to the significant impact of the COVID-19 pandemic on our business levels, our positive earnings in these challenging times were achieved because of the dedication of our employees and prudent business decisions, including the cost savings measures we implemented at the beginning of second quarter 2020, as further discussed in the following Business Response section.

In addition to reductions in business levels, the altered marketplace environment has negatively impacted our freight mix and shipment profile. This negative impact is occurring during our typically stronger seasonal period, which is the second and third quarters of the year. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy.

July 2020 Business Update

During July 2020, we continued to experience lower year-over-year demand for our services due to the impact of the COVID-19 pandemic. Asset-Based billed revenues decreased approximately 6% on a per-day basis, compared to July 2019, primarily due to lower shipment and tonnage levels, and revenues per day for our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) were approximately 3% below the prior-year period. Our business levels improved sequentially during May, June, and July 2020. On a per-day basis, Asset-Based billed revenues increased approximately 5% and ArcBest segment revenues increased approximately 17% in July 2020, compared to June 2020, reflecting sequential increases in tonnage and shipment levels. Our July 2020 results are further discussed in the July business updates within the Asset-Based Segment Results and Asset-Light Results sections.

Business Response

Business Continuity & Our Employees and Customers

We are continuing the business continuity processes we implemented in March 2020 which focused on maintaining customer service levels while emphasizing the health, welfare, and safety of our employees and our customers. These processes include employee communication on proper hand washing, social distancing, mask wearing, and glove removal; increased cleaning and disinfecting measures; providing masks and gloves to employees; reduced nonessential travel and in-person meetings, including meetings with customers; remote work arrangements for many personnel; health screening questionnaires for personnel working onsite; health screening procedures for critical customer visitors; and promotion of social distancing to every extent possible, including between employees and with customers, as recommended by the Centers for Disease Control and Prevention.

Financial Position and Cash Preservation

As previously announced, in anticipation of lower business levels and the potential for cash flow disruption, we took actions in late March and early April 2020 to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic.

On March 26, 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our revolving credit facility and borrowed $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to supplement our already strong cash and short-term investments position and preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 outbreak. Our consolidated cash, cash equivalents, and short-term investments totaled $574.0 million at June 30, 2020. These amounts, net of debt, increased to a $41.1 million net cash position at June 30, 2020, compared to a $2.9 million net debt position at March 31, 2020, primarily reflecting positive adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) and, to a lesser extent, working capital changes for second quarter 2020.

We lowered our planned capital expenditures for the current year by 30%, including a reduction in revenue equipment purchases of $18.0 million. Total net capital expenditures for 2020 are expected to be in a range of $95 million to $100 million and depreciation and amortization for the year is estimated to be approximately $110 million.

In April 2020, we implemented cost reduction actions which included a 15% reduction in the salaries of officers and nonunion employees and similar compensation adjustments for hourly nonunion employees; a 15% reduction in fees paid to members and committee chairpersons of ArcBest’s Board of Directors; implementation of a hiring freeze; suspension of the employer match on our nonunion 401(k) plan; and reduction of advertising, training, travel, and other costs to better align with current business levels. These compensation reductions lowered consolidated operating expenses by approximately $15 million in second quarter 2020, versus second quarter 2019, which is within the range of expected cost savings previously disclosed. Throughout the second quarter of 2020, we also utilized real-time, technology-enabling data to make operational changes in our Asset-Based network, including workforce reductions to better align resources with business levels. We are continually evaluating these operational changes and adjusting to current and anticipated business levels. The cost reductions and operational changes we made in the second quarter contributed to our positive financial results for the three and six months ended June 30, 2020.

Third Quarter 2020 Update

As discussed in this COVID-19 section, our monthly sequential revenues improved in May, June, and July 2020. Our consolidated net cash position improved by $44.0 million from March 31, 2020 to June 30, 2020, and customer account payment trends have stabilized since May 2020. Because of these factors, we repaid $45.0 million of the amounts borrowed under our accounts receivable securitization program on July 31, 2020 and we expect to repay the $180.0 million drawdown on our revolving credit facility during third quarter 2020.

As a result of the positive sequential trends in our business levels through July 2020, we will be reversing some of our cost reductions beginning in the third quarter of 2020, including officer and nonunion employee salaries, the employer match on our nonunion 401(k) plan, and fees for our Board of Directors. On a sequential basis, compared to second quarter 2020, we anticipate the third quarter 2020 expense associated with these cost restorations will be in an approximate range of $10 million to $15 million. As business levels improve, certain operational resources are being added back to the Asset-Based network, and they will continue to be carefully managed to available business. However, our efforts to manage our operational costs may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have a significant adverse effect on our operating results in future periods.

Risk Factors

As previously disclosed in our Current Report on Form 8-K filed on April 7, 2020, in light of the COVID-19 pandemic, we supplemented our risk factors with the following risk factor:

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, results of operations, financial condition, and cash flows.

As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we also supplemented our risk factors with the new risk factor set forth below:

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

Accounting Estimates

In accordance with generally accepted accounting principles, we use projected financial information to determine certain accounting estimates and the values of certain assets included in our consolidated financial statements. As of June 30, 2020, we evaluated our goodwill, intangible assets, operating assets, and deferred tax assets for indicators of impairment and challenged our accounting estimates considering the current economic conditions and lower expected business levels. Certain of these assessments are discussed in the paragraphs below. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate.

Goodwill and Intangible Asset Impairment Consideration

We have assessed impairment indicators to determine if our asset balances, including goodwill and intangible assets which totaled $145.2 million at June 30, 2020, should be written down based on currently available information. While future impacts of COVID-19 are difficult to forecast, we expect to generate cash flows subsequent to June 30, 2020 which would continue to support the fair value in excess of carrying value for our reporting units and indefinite-life intangible assets. We have determined there have not been any indicators of impairment that would, more likely than not, reduce the fair value of our reporting units or trade name intangible asset below their carrying values and that would require interim tests of impairment. Due to the impact of COVID-19 on business and freight levels, we considered several factors to determine if it was more likely than not that impairment of these assets existed as of June 30, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include an expected economic recovery beginning in late 2020 and continuing to recover into 2021. Based on our analysis, we determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of June 30, 2020.

As of June 30, 2020, we believe the values of the intangible assets and goodwill as reported in our consolidated financial statements are appropriate; however, we will continually monitor performance measures and events for any significant changes in impairment indicators. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic, or other factors that negatively impact the fair value of the operations of our reporting units could result in future impairment and a resulting non-cash write-off of a significant portion of the goodwill and indefinite-lived intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Allowances on Accounts Receivable

As further described in the Critical Accounting Policies section, we estimate our allowance for credit losses on accounts receivable based on historical trends, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. We continually update the data we use to ensure that these estimates reflect the most recent trends, factors, forecasts, and other information available; however, actual write-offs or adjustments could differ from our allowance estimates due to a number of factors, including changes in the overall economic environment or factors and risks surrounding a particular customer, both of which have a higher degree of uncertainty at this time due to the impact of the COVID-19 pandemic.

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands, except per share data)
REVENUES
Asset-Based	$460,070	$559,648	$975,783	$1,065,727

ArcBest	151,467	181,173	316,242	354,377
FleetNet	46,440	51,722	98,879	104,981
Total Asset-Light	197,907	232,895	415,121	459,358

Other and eliminations	(30,607)	(21,053)	(62,135)	(41,756)
Total consolidated revenues	$627,370	$771,490	$1,328,769	$1,483,329

OPERATING INCOME
Asset-Based	$21,036	$36,178	$34,276	$49,793

ArcBest	1,303	2,122	(106)	3,852
FleetNet	782	1,026	1,822	2,514
Total Asset-Light	2,085	3,148	1,716	6,366

Other and eliminations	(2,696)	(4,126)	(7,748)	(12,368)
Total consolidated operating income	$20,425	$35,200	$28,244	$43,791

NET INCOME	$15,880	$24,376	$17,782	$29,264

DILUTED EARNINGS PER SHARE	$0.61	$0.92	$0.68	$1.10

Our consolidated revenues, which totaled $627.4 million and $1,328.8 million for the three and six months ended June 30, 2020, respectively, decreased 18.7% and 10.4%, respectively, compared to the same prior-year periods, as a result of a significant decline in demand for our services due to the impact of the COVID-19 pandemic. The year-over-year decreases in consolidated revenues for the three and six months ended June 30, 2020 reflect a decrease in our Asset-Based revenues of 17.8% and 8.4%, respectively, and a decrease in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 15.0% and 9.6%, respectively, compared to the same prior-year periods. The increased elimination of revenue amounts reported in the “Other and eliminations” line of consolidated revenues for the three and six months ended June 30, 2020, compared to the same periods of 2019, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

The Asset-Based revenue declines reflect a decrease in tonnage per day of 13.8% and 5.0% and a decrease in billed revenue per hundredweight, including fuel surcharges, of 4.0% and 4.3% for the three and six months ended June 30, 2020, respectively, versus the same periods of 2019. The declines in revenues of our Asset-Light operations reflect a 23.4% and 16.8% decline in shipments per day and a 2.1% and 2.6% decrease in revenue per shipment for the ArcBest segment, for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, and a decline in total service event volume for the FleetNet segment. On a combined basis, the Asset-Light operating segments generated approximately 30% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2020, consolidated operating income totaled $20.4 million and $28.2 million, compared to $35.2 million and $43.8 million, respectively, for the same periods of 2019. In addition to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A), the year-over-year comparisons of consolidated operating results were impacted by investments in innovative technology, as described in the following paragraphs, and costs for certain nonunion fringe benefits. Costs related to our defined contribution plan and 401(k) match decreased $2.5 million and $3.9 million, for the three and six months ended

June 30, 2020, respectively, compared to the same periods of 2019. Nonunion healthcare expenses decreased $1.4 million and $1.7 million for the three and six months ended June 30, 2020, respectively, versus the same prior-year periods. These decreases in nonunion fringe benefits were partially offset by increases in workers’ compensation and third-party casualty insurance of $1.0 million and $1.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $4.7 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted share, for second quarter 2020, compared to $3.6 million (pre-tax), or $2.8 million (after-tax) and $0.10 per diluted, for second quarter 2019. For the six months ended June 30, 2020, these costs impacted consolidated results by $9.3 million (pre-tax), or $7.2 million (after-tax) and $0.27 per diluted share, compared to $6.4 million (pre-tax), or $4.8 million (after-tax) and $0.18 per diluted share, for the same period of 2019. The freight handling pilot test program at ABF Freight is discussed in the Asset-Based Operating Income section of Asset-Based Segment Results within Asset-Based Operations.

The loss reported in the “Other and eliminations” line, which totaled $2.7 million and $7.7 million for the three and six months ended June 30, 2020, respectively, compared to $4.1 million and $12.4 million, respectively, for the same periods of 2019, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $1.4 million and $4.7 million decrease in the loss reported in “Other and eliminations” for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, reflects lower technology costs and reduced personnel and benefit expenses. We expect the loss reported in “Other and eliminations” for third quarter 2020 to approximate $4 million and to be approximately $17 million for full year 2020.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies and nonunion defined benefit pension expense, including settlement charges, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies increased net income by $2.6 million, or $0.10 per diluted share, for the three months ended June 30, 2020, and decreased net income by $1.2 million, or $0.05 per diluted share, for the six months ended June 30, 2020, compared to an increase in net income of $0.5 million, or $0.02 per diluted share, and $2.2 million, or $0.08 per diluted share, respectively, for the same prior-year periods. Consolidated after-tax pension expense, including settlement charges, recognized for the nonunion defined benefit pension plan totaled $0.4 million, or $0.01 per diluted share, and $1.7 million, or $0.06 per diluted share, for the three and six months ended June 30, 2019, respectively, with no comparable expense for the three and six months ended June 30, 2020 as termination of the nonunion defined benefit pension plan was completed as of December 31, 2019.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
Net income	$15,880	$24,376	$17,782	$29,264
Interest and other related financing costs	3,378	2,811	6,325	5,693
Income tax provision	4,854	9,184	5,337	10,892
Depreciation and amortization	29,086	27,434	58,099	53,971
Amortization of share-based compensation	2,890	2,801	5,071	4,859
Amortization of net actuarial (gains) losses of benefit plans and pension settlement expense(1)	(148)	586	(204)	2,340
Consolidated Adjusted EBITDA	$55,940	$67,192	$92,410	$107,019
(1)	The six months ended June 30, 2020 includes pre-tax pension settlement expense of $0.1 million related to our supplemental benefit plan. The three and six months ended June 30, 2019 includes pre-tax pension settlement expense of $0.3 million and $1.6 million, respectively, related to our nonunion defined benefit pension plan for which plan termination was completed as of December 31, 2019.

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

As of June 2020, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.6% effective July 1, 2020, and the average health, welfare, and pension benefit contribution rate is expected to increase approximately 1.2% effective primarily on August 1, 2020.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	54.1%	53.1%	54.6%	54.2%
Fuel, supplies, and expenses(1)	9.9	11.7	11.0	12.2
Operating taxes and licenses	2.5	2.2	2.5	2.3
Insurance	1.8	1.4	1.6	1.5
Communications and utilities(1)	1.0	0.8	0.9	0.8
Depreciation and amortization(1)	5.1	3.9	4.8	4.0
Rents and purchased transportation(1)	10.0	10.1	10.4	10.0
Shared services(1)	9.9	9.9	9.7	9.9
Gain on sale of property and equipment	(0.2)	(0.3)	(0.3)	(0.2)
Innovative technology costs(1)(2)	1.0	0.5	1.0	0.4
Other(1)	0.3	0.2	0.3	0.2
	95.4%	93.5%	96.5%	95.3%

Asset-Based Operating Income	4.6%	6.5%	3.5%	4.7%
(1)	Beginning in third quarter 2019, the presentation of Asset-Based segment operating expenses was modified to present innovative technology costs as a separate operating expense line item. Previously, innovative technology costs incurred directly by the segment or allocated through shared services were categorized in individual segment expense line items. Certain reclassifications have been made to the prior period operating segment expenses to conform to the current year presentation. There was no impact on the segment’s total expenses as a result of the reclassifications. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure of the expense category reclassifications.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2020	2019	% Change	2020	2019	% Change
Workdays(1)	63.5	63.5		127.5	126.5
Billed revenue per hundredweight, including fuel surcharges	$33.69	$35.11	(4.0)%	$33.41	$34.90	(4.3)%
Pounds	1,386,384,302	1,608,974,193	(13.8)%	2,939,320,599	3,069,793,182	(4.3)%
Pounds per day	21,832,824	25,338,176	(13.8)%	23,053,495	24,267,140	(5.0)%
Shipments per day	17,372	20,036	(13.3)%	18,090	19,629	(7.8)%
Shipments per DSY hour	0.463	0.438	5.7%	0.450	0.436	3.2%
Pounds per shipment	1,257	1,265	(0.6)%	1,274	1,236	3.1%
Pounds per mile	20.19	19.57	3.2%	20.02	19.46	2.9%
Average length of haul (miles)	1,084	1,040	4.2%	1,062	1,032	2.9%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based revenues for the second quarter of 2020 were negatively impacted by the COVID-19 pandemic which reduced demand for the segment’s services. Asset-Based segment revenues for the three and six months ended June 30, 2020 totaled $460.1 million and $975.8 million, compared to $559.6 million and $1,065.7 million, respectively, for the same periods of 2019. Billed revenue (as described in the Asset-Based Segment Overview) decreased 17.3 % and 9.1% on a per-day basis for the three and six months ended June 30, 2020, respectively, compared to the same prior-year periods, primarily reflecting a 13.8% and 5.0% decrease in tonnage per day, respectively, and a 4.0% and 4.3% decrease in total billed revenue per hundredweight, including fuel surcharges, respectively. The number of workdays was the same in second quarter 2020 and greater by one day in the first half of 2020, versus the same periods of 2019.

On a sequential basis, Asset-Based business levels improved month over month during second quarter 2020. On a per-day basis, Asset-Based billed revenue improved by 8.9% in May versus April and by 12.4% in June versus May. The monthly sequential revenue improvements reflect an increase in tonnage per day of 6.1% and 7.0%, respectively, and an increase in shipments per day of 3.4% and 5.4%, respectively, for the same sequential comparisons.

On a year-over-year basis, the 13.8% and 5.0% decrease in tonnage per day for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, reflects double-digit percentage decreases for second quarter 2020 in both LTL-rated tonnage and truckload-rated spot shipments moving in the Asset-Based network. Tonnage comparisons with the previous year have been negatively impacted by the COVID-19 pandemic which disrupted customers’ shipping patterns beginning in late March 2020 and reduced demand throughout second quarter 2020. Total shipments decreased 13.3% and 7.8% on a per-day basis for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. Lower second quarter 2020 tonnage and shipment levels were driven by a decline in traditional LTL-rated shipments. The decreases in second quarter 2020 business levels were partially offset by the positive impacts of technology-driven initiatives implemented in the latter part of 2019 designed to fill available Asset-Based equipment capacity with transactional LTL-rated shipments in addition to historical usage of spot truckload-rated shipments. These larger-sized LTL-rated shipments contributed to the 0.9% and 2.3% increases in LTL-rated weight per shipment for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019.

The 4.0% and 4.3% decrease in total billed revenue per hundredweight for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, was due to lower fuel surcharge revenues and changes in freight mix and shipment profile reflecting the impact of the COVID-19 pandemic on the freight environment during second quarter 2020. Excluding the impact of transactional shipments and fuel surcharges, the increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the high-single digits. Pricing on traditional published and contractual business reflected solid increases in the midst of a rational pricing environment in the marketplace. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 24, 2020 and February 4, 2019, although the rate changes vary by lane and shipment characteristics. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2020 increased approximately 3.2% and 3.8%, respectively, compared to the same periods of 2019.

The Asset-Based segment’s average nominal fuel surcharge rate for the three and six months ended June 30, 2020 decreased approximately 400 and 230 basis points, respectively, from the same periods in 2019. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $21.0 million and $34.3 million for the three and six months ended June 30, 2020, respectively, compared to $36.2 and $49.8 million, respectively, for the same periods of 2019. The Asset-Based segment operating ratio increased by 1.9 and 1.2 percentage points for the three and six months ended June 30, 2020, respectively, over the same prior-year period. The declines in operating results for the three and six months ended June 30, 2020, compared to the same prior-year periods, primarily reflect the previously discussed decreases in revenues, partially offset by the cost reduction initiatives and operational changes in the Asset-Based network implemented in April 2020, as previously discussed in our COVID-19 Business Response within the General Section of MD&A.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 54.1% and 54.6% of Asset-Based segment revenues for the three- and six-month period ended June 30, 2020, respectively, compared to 53.1% and 54.2%, respectively, for the same periods of 2019. The increases in salaries, wages, and benefits as a percentage of revenue was influenced by the effect of lower revenues, as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue levels. Salaries, wages, and benefits decreased $48.0 million and $44.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, reflecting the previously discussed nonunion wage and benefit reductions and Asset-Based workforce reductions in response to the negative impact of COVID-19 on business levels, as well as the impact on labor costs of managing labor hours to the lower shipment levels during the first half of 2020. These decreases in labor costs were partially offset by the year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.4% effective July 1, 2019, and the average health, welfare, and pension benefit contribution rate increased approximately 2.2% effective primarily on August 1, 2019.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage and shipment levels are limited as the segment strives to maintain customer service. Shipments per DSY hour improved 5.7% and 3.2% and pounds per mile increased 3.2% and 2.9% for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, reflecting efforts to manage costs with shipment levels and the application of data-enabled technologies. A higher number of heavier transactional LTL-rated shipments during the three and six months ended June 30, 2020 contributed to improved operational metrics in the Asset-Based network, compared to the same periods of 2019, as these transactional shipments typically require less handling and utilize available trailer space that would otherwise be moving empty. Productivity measures also benefited from the effect of customers expanding appointment windows and the effect of less congested roadways as a result of restrictions on business operations and stay-at-home orders issued for residents in many states beginning in late March and early April 2020. Although many of these restrictions were eased or lifted throughout the country during May and June, traffic levels have not fully returned to pre-COVID-19 levels.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.8 and 1.2 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 49% and 31% during the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. Fewer miles driven as a result of the decline in business levels in second quarter 2020 also contributed to the year-over-year decreases in fuel, supplies, and expenses.

Depreciation and amortization as a percentage of revenue increased 1.2 and 0.8 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same prior-year periods, primarily due to higher costs of new revenue equipment purchases and additional per unit costs related to electronic logging device (“ELD”) and other safety equipment enhancements.

Rents and purchased transportation as a percentage of revenue decreased 0.1 percentage points for the three months ended June 30, 2020 and increased 0.4 percentage points for the six months ended June 30, 2020, compared to the same periods of 2019. The changes in rents and purchased transportation as a percentage of revenue were influenced by the effect of lower revenues, as these costs decreased $10.7 million and $4.2 million for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, primarily due to a decrease in linehaul purchased transportation and reduced utilization of local delivery agents during the second quarter 2020 period of lower tonnage levels. For the six-

month period ended June 30, 2020, the decrease in purchased transportation costs was partially offset by higher rail utilization as rail miles increased approximately 8% compared the same prior-year period.

Shared services as a percentage of revenue was comparable between the three-month periods ended June 30, 2020 and 2019, and decreased 0.2 percentage points for the six-month period ended June 30, 2020, compared to the same period of 2019. These costs decreased $9.7 million and $11.1 million for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, primarily due to reduced costs associated with lower business levels and lower expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Innovative technology costs as a percentage of revenue increased 0.5 and 0.6 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, primarily due to increased activity for the freight handling pilot test program at ABF Freight. ArcBest Technologies, our wholly owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location where operations are planned to commence in third quarter 2020. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $4.8 million and $9.3 million for the three and six months ended June 30, 2020, respectively, compared to $2.7 million and $4.5 million, respectively, for the same periods of 2019. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $5 million in third quarter 2020, consistent with the third quarter 2019 costs.

Asset-Based Segment — July 2020

The monthly sequential improvements in Asset-Based business levels that we experienced in May and June 2020 continued during July 2020. Asset-Based billed revenues increased approximately 5% on a per-day basis in July 2020, compared to June 2020, reflecting sequential increases in average daily total tonnage of approximately 5% and increases in shipments per day of approximately 4%. As a result of the positive sequential trends in our business levels through July 2020, beginning in the third quarter of 2020, we will be reversing some of our cost reduction actions which are discussed in our COVID-19 Business Response within the General section of MD&A. We are continually evaluating the operational changes that we began making in our Asset-Based network in April 2020, including workforce reductions to better align resources with business levels. Certain resources are being added back as business levels improve and we will continue to adjust to current and anticipated business levels. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have a significant adverse effect on our operating results.

Compared to the prior-year period, Asset-Based billed revenues for the month of July 2020 decreased approximately 6% on a per-day basis, primarily due to the negative impact of the COVID-19 pandemic on demand for our services. The revenue decline reflects a 4% decrease in average daily total tonnage and a 2% decline in total billed revenue per hundredweight, including fuel surcharges, in July 2020, compared to July 2019.

In July 2020, LTL-rated tonnage increased slightly and truckload-rated spot shipments moving in the Asset-Based network decreased by a double-digit percentage, compared to the same prior-year period. Total shipments per day decreased 5% in July 2020, compared to July 2019. Total weight per shipment increased 1% in July 2020, with the weight per shipment on LTL-rated shipments up approximately 6%, versus the same prior-year period, reflecting the impact of a higher number of heavier transactional LTL-rated shipments and changes in account mix.

The decrease in total billed revenue per hundredweight for July 2020 reflects lower fuel surcharge revenues and freight mix changes. Although the pricing environment in July 2020 continues to be positive and comparable with previous quarters, a higher number of heavier transactional LTL-rated shipments has a negative impact on yield metrics. Excluding fuel surcharges and the impact of transactional shipments, pricing on traditional published LTL-rated business increased by a percentage in the high-single digits compared to July 2019. Asset-Based revenues for July 2020, compared to 2019, were negatively impacted by lower fuel surcharge revenue due to an approximate 360 basis point decline in the nominal fuel surcharge rate, while total fuel costs were also lower.

Current economic conditions, including the effects of the COVID-19 pandemic, will continue to impact our Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our tonnage levels and the pricing we receive for our Asset-Based services may remain at reduced levels. Furthermore, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three and six months ended June 30, 2020. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

Our Asset-Light results for the second quarter of 2020 were impacted by reduced demand as a result of the COVID-19 pandemic. For the three and six months ended June 30, 2020, the combined revenues of our Asset-Light operations totaled $197.9 million and $415.1 million, respectively, compared to $232.9 million and $459.4 million for the same periods of 2019. The combined revenues of our Asset-Light operating segments generated approximately 30% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2020, compared to 29% and 30% for the three and six months ended June 30, 2019, respectively.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	82.6%	81.4%	82.9%	81.2%
Supplies and expenses	1.3	1.6	1.3	1.6
Depreciation and amortization	1.6	1.7	1.6	1.7
Shared services	12.4	12.8	12.8	13.0
Other	1.2	1.3	1.4	1.4
	99.1%	98.8%	100.0%	98.9%

ArcBest Segment Operating Income	0.9%	1.2%	—%	1.1%

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Revenue per shipment	(2.1%)	(2.6%)

Shipments per day	(23.4%)	(16.8%)

ArcBest segment revenues totaled $151.5 million and $316.2 million for the three and six months ended June 30, 2020, respectively, compared to $181.2 million and to $354.4 million, respectively, for the same periods of 2019. The 16.4% and 10.8% respective decreases in revenues reflect reduced demand for the segment’s services, driven by excess truckload capacity combined with a softer economic environment during the first quarter of 2020 and the impact of the COVID-19 pandemic on customer demand during the second quarter of 2020. In late March 2020, the ArcBest segment began experiencing the impact of measures taken to slow the spread of COVID-19, including plant shutdowns of its automotive and manufacturing customers. The impact accelerated in April and continued in May and June 2020, as automotive and manufacturing customers reduced their manufacturing operations. The reduced demand for transportation and logistics services in second quarter 2020 also resulted in lowered revenue per shipment for the three and six months ended June 30, 2020. The COVID-19 pandemic also lowered demand for Moving services during the typically seasonally stronger second quarter period. The segment’s revenue decline was partially offset by higher demand for managed transportation services for three and six months ended June 30, 2020, compared to the same periods of 2019.

Our ArcBest segment business levels improved sequentially during each month of second quarter 2020. On a per-day basis, ArcBest segment revenues improved by 12.2% and 6.2% in May and June 2020, respectively, over the previous month, reflecting monthly sequential improvements in daily shipment levels of 16.9% and 10.1%, respectively, for the same periods.

The ArcBest segment generated operating income of $1.3 million for the three months ended June 30, 2020 and an operating loss of $0.1 million for the six months ended June 30, 2020, compared to operating income of $2.1 million and $3.9 million for the three and six months ended June 30, 2020 and 2019, respectively. The declines in operating results primarily reflect the previously discussed decreases in revenues. Purchased transportation costs increased by 1.2 and 1.7 percentage points as a percentage of revenue, for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. Due to changes in market conditions and freight mix, the prices paid for purchased transportation decreased by a smaller percentage than the prices we secured from customers, resulting in margin compression during the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. Operating results of the ArcBest segment benefited from corporate cost reduction initiatives implemented in April 2020, as previously discussed in our COVID-19 Business Response within the General Section of MD&A. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service.

ArcBest Segment – July 2020

The monthly sequential improvements in business levels that our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) experienced throughout the second quarter of 2020 continued during July 2020. ArcBest segment revenues increased approximately 17% on a per-day basis in July 2020, compared to June 2020, reflecting a sequential increase in shipments per day (excluding managed transportation shipments) of approximately 11%. As a result of the positive sequential trends in our business levels from May 2020 through July 2020, beginning in the third quarter of 2020, we will be reversing some of our cost reduction actions as previously discussed in our COVID-19 Business Response within the General section of MD&A. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the impact of the COVID-19 pandemic will not have a significant adverse effect on the operating results of our ArcBest segment.

In July 2020, revenues of our ArcBest segment on a per-day basis were approximately 3% below the prior-year period, reflecting a decline in shipments per day (excluding managed transportation shipments) of approximately 4%. Purchased transportation expense represented approximately 84% of revenues in July 2020, compared to approximately 82% of revenues in July 2019. Purchased transportation rates have increased due to tightened truckload capacity in the markets, resulting in overall margin compression for the ArcBest segment in July 2020, compared to July 2019.

FleetNet Segment

FleetNet’s revenues totaled $46.4 million and $98.9 million for the three and six months ended June 30, 2020, respectively, compared to $51.7 million and $105.0 million, respectively, for the same periods of 2019. The 10.2% and 5.8% decrease in revenues for the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019, was driven by lower roadside service event volumes resulting primarily from a reduction in miles driven by customers as a result of the COVID-19 pandemic.

FleetNet’s operating income totaled $0.8 million and $1.8 million for the three and six-month periods ended June 30, 2020, respectively, compared to $1.0 million and $2.5 million, respectively, for the same periods of 2019. FleetNet’s operating income margins were impacted by lower revenue per event on maintenance services for the three and six months ended June 30, 2020, compared to the same prior-year periods, and by the effect of lower revenues as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

	(in thousands)
ArcBest Segment
Operating Income (Loss)(1)	$1,303	$2,122	$(106)	$3,852
Depreciation and amortization(2)	2,449	3,055	4,919	6,206
Adjusted EBITDA	$3,752	$5,177	$4,813	$10,058

FleetNet Segment
Operating Income(1)	$782	$1,026	$1,822	$2,514
Depreciation and amortization	402	333	793	650
Adjusted EBITDA	$1,184	$1,359	$2,615	$3,164

Total Asset-Light
Operating Income(1)	$2,085	$3,148	$1,716	$6,366
Depreciation and amortization(2)	2,851	3,388	5,712	6,856
Adjusted EBITDA	$4,936	$6,536	$7,428	$13,222
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $1.0 million and $1.9 million for the three and six months ended June 30, 2020, respectively, compared to $1.1 million and $2.2 million, respectively, for the same periods of 2019.

Current Economic Conditions

Given the current economic conditions and the continued impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Further significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Along with changes in the economic environment, there can be no assurances of the potential impact of inflationary conditions on our business. Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2020	2019

	(in thousands)
Cash and cash equivalents(1)	$406,290	$201,909
Short-term investments(2)	167,719	116,579
Total(3)	$574,009	$318,488

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At June 30, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $186.1 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $255.5 million from December 31, 2019 to June 30, 2020, primarily due to borrowings under our revolving credit facility and accounts receivable securitization facility totaling $225.0 million. During the six-month period ended June 30, 2020, cash provided by operations was used to repay $29.2 million of long-term debt; fund $8.5 million of capital expenditures, net of proceeds from asset sales (and an additional $13.6 million of certain Asset-Based revenue equipment was financed with notes payable); fund $6.5 million of internally developed software; pay dividends of $4.1 million on common stock; and purchase $3.2 million of treasury stock.

Cash provided by operating activities during the six months ended June 30, 2020 was $82.1 million compared to $80.5 million in the same prior-year period. Net income decreased $11.5 million for the six months ended June 30, 2020, compared to the same period of 2019. Excluding the decline in net income, cash provided by operating activities increased $13.1 million for the six months ended June 30, 2020, compared to the same period of 2019, primarily due to changes in cash flows for operating assets and liabilities, which were impacted by reduced receivable levels and lower payments in the first half of 2020 for certain nonunion performance-based incentive plans. Cash provided by operating activities included state and foreign income tax payments, net of refunds of federal and state income taxes, of $1.9 million for the six months ended June 30, 2020, compared to federal, state, and foreign income tax payments, net of refunds of state income taxes, of $8.9 million for the six months ended June 30, 2019.

Financing Arrangements

We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. Our accounts receivable securitization program allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed $45.0 million under our accounts receivable securitization program, which reduced the initial committed funding capacity available under the facility to $28.0 million. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty and the potential for cash flow disruption resulting from the COVID-19 outbreak. These funds supplemented our already strong cash and short-term investments position.

As further discussed in the Results of Operations section of MD&A, our Asset-Based and ArcBest segments experienced monthly sequential improvement in business levels in May, June, and July 2020. Our consolidated net cash position improved by $44.0 million from March 31, 2020 to June 30, 2020, reflecting positive second quarter Adjusted EBITDA, and customer account payment trends have stabilized since May 2020. Based on these factors and our projections of operating results and cash flows from operations for the remainder of 2020, we repaid $45.0 million of the amounts borrowed under our accounts receivable securitization program on July 31, 2020 and we expect to repay the $180.0 million drawdown on our revolving credit facility during third quarter 2020.

On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of June 30, 2020.

Our financing arrangements are further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2020. These purchase obligations totaled $96.1 million as of June 30, 2020, with $86.5 million estimated to be paid within the next year, $8.3 million estimated to be paid in the following two-year period, and $1.3 million to be paid within five years, provided that vendors complete their commitments to us. As of June 30, 2020, the amount of our purchase obligations has increased $62.4 million from December 31, 2019, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2020 capital expenditure plan.

As of June 30, 2020, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $94.1 million, including imputed interest. As of June 30, 2020, the Company has undiscounted lease obligations of $42.0 million related to leases which were executed but not yet commenced. The Company plans to take possession of the leased space in third quarter 2020. The scheduled maturities of our operating lease liabilities as of June 30, 2020 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $209.7 million, including interest, as of June 30, 2020, a decrease of $18.2 million from December 31, 2019. The scheduled maturities of our long-term debt obligations as of June 30, 2020 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2019 Annual Report on Form 10-K during the six months ended June 30, 2020.

As previously announced, our recent actions to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business include a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million. Our total capital expenditures for 2020, including amounts financed, are now estimated to range from $95 million to $100 million, net of asset sales. These 2020 estimated net capital expenditures include revenue equipment purchases of $64.0 million, primarily for our Asset-Based operations. The remainder of 2020 expected capital expenditures include real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2020 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $110 million in 2020.

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

Other Liquidity Information

The COVID-19 pandemic has been disruptive to businesses, the economy, and the financial markets, and there is much uncertainty about the severity and duration of its impact. The effects of COVID-19 on the health of our employees and the economy, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. As previously mentioned, we proactively drew down the remaining borrowing capacity of our Credit Facility and borrowed additional amounts under our accounts receivable securitization program in March 2020 to further strengthen our cash position and preserve financial flexibility. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and borrowing capacity available under our accounts receivable securitization program, which totaled $28.0 million at June 30, 2020, will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On July 24, 2020, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 7, 2020. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the six months ended June 30, 2020, we purchased 150,000 shares of our common stock for an aggregate cost of $3.2 million, leaving $10.0 million available for repurchase under the current buyback program.

Although we did not make any treasury stock purchases in the second quarter of 2020, we have maintained our repurchase program and our quarterly dividend payments in order to enhance shareholder value. The capital allocated to these programs has been at reasonable levels. We will continue to monitor these programs in consideration of cash requirements for our operations relative to potential economic weakness and uncertainty.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2020. We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $12.6 million and the increase in operating lease liabilities, including current portion, of $12.5 million from December 31, 2019 to June 30, 2020, are primarily due to new leases and lease renewals during the six months ended June 30, 2020.

Accrued Expenses

Accrued expenses decreased $15.3 million from December 31, 2019 to June 30, 2020, primarily due to payments during first quarter 2020 of amounts accrued at December 31, 2019 for certain incentive accruals related to our operating performance and long-term incentive plans and contributions to defined contribution plans.

Off-Balance Sheet Arrangements

At June 30, 2020, our off-balance sheet arrangements for purchase obligations totaled $96.1 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 23.4% and 23.1% of pre-tax income for the three and six months ended June 30, 2020, respectively, compared to 27.4% and 27.1%, respectively, for the same periods of 2019. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2020 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2020		2019		2020		2019

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$4,354	21.0%	$7,048	21.0%	$4,855	21.0%	$8,433	21.0%
Federal income tax effects of:
Alternative fuel credit	(247)	(1.2)%	—	—%	(698)	(3.0)%	—	—%
Nondeductible expenses and other	(24)	(0.1)%	355	1.1%	380	1.6%	836	2.1%
Increase in valuation allowances	41	0.2%	—	—%	235	1.0%	—	—%
Decrease in uncertain tax positions(1)	—	—%	—	—%	(933)	(4.0)	—	—
Tax expense from vested RSUs	659	3.1%	410	1.2%	679	3.0%	408	1.0%
Federal research and development tax credits	(193)	(0.9)%	—	—%	(443)	(1.9)%	—	—%
Life insurance proceeds and changes in cash surrender value	(537)	(2.6)%	(114)	(0.3)%	262	1.1%	(453)	(1.1)%
Federal income tax provision	$4,053	19.5%	$7,699	23.0%	$4,337	18.8%	$9,224	23.0%
State income tax provision	801	3.9%	1,485	4.4%	1,000	4.3%	1,668	4.1%
Total provision for income taxes	$4,854	23.4%	$9,184	27.4%	$5,337	23.1%	$10,892	27.1%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.

At June 30, 2020, we had $52.9 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2020 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $0.9 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2020, income determined under income tax law exceeded financial reporting income. For the six months ended June 30, 2019, financial reporting income exceeded income determined under income tax law.

During the six months ended June 30, 2020, we made foreign and state tax payments of $2.3 million, and received refunds of $0.4 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Annual Report on Form 10-K. The following policy has been updated during the six months ended June 30, 2020 for the adoption of an accounting standard update.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our credit agreements. We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. Our accounts receivable securitization program allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed an additional $45.0 million under our accounts receivable securitization program, which reduced the initial committed funding capacity available under the facility to $28.0 million. Borrowings are subject to variable interest rates as defined within our credit agreements. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty and the potential for cash flow disruption resulting from the COVID-19 outbreak. These funds supplemented our already strong cash and short-term investments position. Cash, cash equivalents, and short-term investments totaled $574.0 million at June 30, 2020, of which $186.1 million was neither FDIC insured nor a direct obligation of the U.S. government. Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On July 31, 2020, the Company repaid $45.0 million of the amounts borrowed under the accounts receivable securitization program in March 2020.

We did not modify our Credit Facility, accounts receivable securitization program, or interest rate swap agreement during the three and six months ended June 30, 2020 and, therefore, we are subject to the interest rate risk due to the variable interest rates on the borrowings under our credit agreements as of June 30, 2020 as disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K. On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2019 Annual Report on Form 10-K. In consideration of the COVID-19 pandemic, ArcBest is supplementing the risk factors set forth under “Item 1A. Risk Factors” in the Company’s 2019 Annual Report on Form 10-K with the risk factors set forth below. These risk factors should be read in conjunction with the risk factors in the Company’s 2019 Annual Report on Form 10-K.

The widespread outbreak of an illness or any other communicable disease, including the effects of pandemics, or any other public health crisis, as well as regulatory measures implemented in response to such events, could adversely affect our business, results of operations, financial condition, and cash flows.

Our business has been and may continue to be negatively impacted the COVID-19 pandemic, and could be negatively impacted by the widespread outbreak of another illness, communicable disease, or public health crisis. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread have negatively impacted demand for our services, and thus our shipment and tonnage levels, and could continue to further negatively impact our business. We are continuing to monitor developments involving our workforce, customers, and third-party service providers. The extent of the continued impact of the COVID-19 pandemic on our business is uncertain and will depend on future developments, including the duration and severity of the pandemic and government restrictions imposed in response to the pandemic. Extended periods of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of June 30, 2020 and December 31, 2019, the Company had $10.0 million and $13.2 million, respectively, remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended June 30, 2020.

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

ARCBEST CORPORATION
(Registrant)

Date: August 6, 2020	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 6, 2020	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer