Form 10-Q
period 2020-09-30
ARCBEST CORP /DE/
filed 2020-11-06
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common Stock, $0.01 par value	25,407,895 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$267,645	$201,909
Short-term investments	83,411	116,579
Accounts receivable, less allowances (2020 – $7,343; 2019 – $5,448)	323,760	282,579
Other accounts receivable, less allowances (2020 – $665; 2019 – $476)	14,464	18,774
Prepaid expenses	29,562	30,377
Prepaid and refundable income taxes	6,163	9,439
Other	5,235	4,745
TOTAL CURRENT ASSETS	730,240	664,402
PROPERTY, PLANT AND EQUIPMENT
Land and structures	346,322	342,122
Revenue equipment	912,924	896,020
Service, office, and other equipment	233,689	233,354
Software	158,454	151,068
Leasehold improvements	14,064	10,383
	1,665,453	1,632,947
Less allowances for depreciation and amortization	987,396	949,355
PROPERTY, PLANT AND EQUIPMENT, net	678,057	683,592
GOODWILL	88,320	88,320
INTANGIBLE ASSETS, net	56,016	58,832
OPERATING RIGHT-OF-USE ASSETS	112,568	68,470
DEFERRED INCOME TAXES	6,975	7,725
OTHER LONG-TERM ASSETS	74,055	79,866
TOTAL ASSETS	$1,746,231	$1,651,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162,021	$134,374
Income taxes payable	5	12
Accrued expenses	249,172	232,321
Current portion of long-term debt	65,887	57,305
Current portion of operating lease liabilities	20,431	20,265
TOTAL CURRENT LIABILITIES	497,516	444,277
LONG-TERM DEBT, less current portion	226,037	266,214
OPERATING LEASE LIABILITIES, less current portion	96,549	52,277
POSTRETIREMENT LIABILITIES, less current portion	20,486	20,294
OTHER LONG-TERM LIABILITIES	35,377	38,892
DEFERRED INCOME TAXES	67,627	66,210
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2020: 29,039,994 shares, 2019: 28,810,902 shares	290	288
Additional paid-in capital	339,908	333,943
Retained earnings	574,053	533,187
Treasury stock, at cost, 2020: 3,632,099 shares; 2019: 3,404,639 shares	(110,245)	(104,578)
Accumulated other comprehensive income (loss)	(1,367)	203
TOTAL STOCKHOLDERS’ EQUITY	802,639	763,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,746,231	$1,651,207

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$794,980	$787,563	$2,123,749	$2,270,892

OPERATING EXPENSES	755,198	756,355	2,055,723	2,195,893

OPERATING INCOME	39,782	31,208	68,026	74,999

OTHER INCOME (COSTS)
Interest and dividend income	756	1,768	3,122	4,862
Interest and other related financing costs	(2,860)	(2,900)	(9,185)	(8,593)
Other, net	1,500	(6,734)	334	(7,770)
	(604)	(7,866)	(5,729)	(11,501)

INCOME BEFORE INCOME TAXES	39,178	23,342	62,297	63,498

INCOME TAX PROVISION	9,774	7,072	15,111	17,964

NET INCOME	$29,404	$16,270	$47,186	$45,534

EARNINGS PER COMMON SHARE
Basic	$1.15	$0.64	$1.86	$1.78
Diluted	$1.11	$0.62	$1.79	$1.72

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,470,094	25,527,982	25,403,786	25,550,365
Diluted	26,592,457	26,416,595	26,289,946	26,461,668

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(Unaudited)
	(in thousands)
NET INCOME	$29,404	$16,270	$47,186	$45,534

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2020 – Three-month period $—, Nine-month period $3; 2019 – Three-month period $310, Nine-month period $100)	—	(894)	(8)	(291)
Pension settlement expense, including termination expense, net of tax of: (2020 – Three-month period $—, Nine-month period $23; 2019 – Three-month period $651, Nine-month period $1,072)	—	5,850	66	7,063
Amortization of unrecognized net periodic benefit cost (credit), net of tax of: (2020 – Three-month period $38, Nine-month period $114; 2019 – Three-month period $75, Nine-month period $252)
Net actuarial (gain) loss	(110)	222	(327)	746
Prior service credit	—	(6)	—	(18)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2020 – Three-month period $48, Nine-month period $366; 2019 – Three-month period $120, Nine-month period $425)	136	(338)	(1,035)	(1,198)
Change in foreign currency translation, net of tax of: (2020 – Three-month period $246, Nine-month period $94; 2019 – Three-month period $12, Nine-month period $108)	697	(35)	(266)	306

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	723	4,799	(1,570)	6,608

TOTAL COMPREHENSIVE INCOME	$30,127	$21,069	$45,616	$52,142

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended and Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard (see Note A)				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive loss, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6
Tax effect of share-based compensation plans			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206
Net income				15,880				15,880
Other comprehensive income, net of tax							174	174
Issuance of common stock under share-based compensation plans	141	2	(2)					—
Tax effect of share-based compensation plans			(1,010)					(1,010)
Share-based compensation expense			2,890					2,890
Dividends declared on common stock				(2,049)				(2,049)
Balance at June 30, 2020	28,958	$290	$337,942	$546,689	3,555	$(107,740)	$(2,090)	$775,091
Net income				29,404				29,404
Other comprehensive income, net of tax							723	723
Issuance of common stock under share-based compensation plans	82	—	—					—
Tax effect of share-based compensation plans			(919)					(919)
Share-based compensation expense			2,885					2,885
Purchase of treasury stock					77	(2,505)		(2,505)
Dividends declared on common stock				(2,040)				(2,040)
Balance at September 30, 2020	29,040	$290	$339,908	$574,053	3,632	$(110,245)	$(1,367)	$802,639

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY – CONTINUED

	Three Months Ended and Nine Months Ended September 30, 2019
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

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2020	2019

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$47,186	$45,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,189	79,967
Amortization of intangibles	2,942	3,365
Pension settlement expense, including termination expense	89	8,135
Share-based compensation expense	7,956	7,268
Provision for losses on accounts receivable	2,170	832
Change in deferred income taxes	2,831	14,099
Gain on sale of property and equipment and lease termination	(3,280)	(1,384)
Changes in operating assets and liabilities:
Receivables	(38,905)	4,216
Prepaid expenses	809	(265)
Other assets	3,918	(4,236)
Income taxes	3,065	(7,883)
Operating right-of-use assets and lease liabilities, net	234	526
Accounts payable, accrued expenses, and other liabilities	37,062	(12,161)
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,266	138,013

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(20,146)	(69,773)
Proceeds from sale of property and equipment	8,943	4,748
Purchases of short-term investments	(159,253)	(105,747)
Proceeds from sale of short-term investments	192,563	88,730
Capitalization of internally developed software	(9,568)	(8,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,539	(90,542)

FINANCING ACTIVITIES
Borrowings under credit facilities	180,000	—
Borrowings under accounts receivable securitization program	45,000	—
Proceeds from notes payable	—	9,552
Payments on long-term debt	(309,640)	(43,773)
Net change in book overdrafts	349	(5,570)
Deferred financing costs	—	(562)
Payment of common stock dividends	(6,122)	(6,145)
Purchases of treasury stock	(5,667)	(6,115)
Payments for tax withheld on share-based compensation	(1,989)	(1,206)
NET CASH USED IN FINANCING ACTIVITIES	(98,069)	(53,819)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,736	(6,348)
Cash and cash equivalents at beginning of period	201,909	190,186
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$267,645	$183,838

NONCASH INVESTING ACTIVITIES
Equipment financed	$53,045	$40,966
Accruals for equipment received	$2,146	$18,949
Lease liabilities arising from obtaining right-of-use assets	$60,535	$26,810

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

The Asset-Based segment represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2020. As of September 2020, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used in preparation of the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Accounting Policies

The Company’s accounting policies are described in Note B to the consolidated financial statements included in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K. The following policies have been updated during the nine months ended September 30, 2020 for the adoption of accounting standard updates disclosed within this Note.

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

The Company maintains allowances for credit losses (formerly known as the allowance for doubtful accounts) and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $3.6 million at September 30, 2020  and $1.8  million at December 31, 2019. There were no material write-offs charged against or increases to the allowance for credit losses during the three and nine months ended September 30, 2020.

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

On January 1, 2020 the Company adopted ASC Topic 820, Fair Value Measurement, which was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment did not have an impact on the Company’s financial statement disclosures as of September 30, 2020.

The amendments to ASC Topic 848, Reference Rate Reform, (“ASC Topic 848”) are effective as of March 12, 2020 through December 31, 2022 and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company did not elect the optional expedients or apply the exceptions allowed by ASC Topic 848 during the nine months ended September 30, 2020 and does not expect that the amendments, if elected, will have a significant impact on the Company’s consolidated financial statements. The Company’s revolving credit facility (“Credit Facility”) under its Third Amended and Restated Credit Agreement (“Credit Agreement”), accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR, which is expected to be phased out by the end of 2021. The Company’s Credit Facility and current interest rate swap agreement, which was amended on May 4, 2020 (see Note F), mature on October 1, 2024. The Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement and the interest rate on the swap agreement will change to the rate in the Credit Agreement. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon the Company’s agreement with the lenders as to the replacement reference rate.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2020	2019

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$236,838	$166,619
Variable rate demand notes(1)(2)	14,306	14,750
Money market funds(3)	16,501	20,540
Total cash and cash equivalents	$267,645	$201,909

Short-term investments
Certificates of deposit(1)	$59,243	$69,314
U.S. Treasury securities(4)	24,168	47,265
Total short-term investments	$83,411	$116,579

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities with a maturity date within 90 days of the purchase date are classified as cash equivalents. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $118.1 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2020		2019

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	—	—	40,000	40,000
Notes payable(3)	221,914	225,330	213,504	216,432
New England Pension Fund withdrawal liability(4)	21,563	26,306	22,018	24,462
	$313,477	$321,636	$345,522	$350,894

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(4)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability (see in Note I to the consolidated financial statements in Item 8 of the Company’s 2019 Annual Report on Form 10-K). The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 2.4% and 3.4% at September 30, 2020 and December 31, 2019, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$16,501	$16,501	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,523	2,523	—	—
	$19,024	$19,024	$—	$—
Liabilities:
Interest rate swaps(3)	$1,964	$—	$1,964	$—

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$20,540	$20,540	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,427	2,427	—	—
	$22,967	$22,967	$—	$—
Liabilities:
Interest rate swaps(3)	$563	$—	$563	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2020 and December 31, 2019 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $87.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, for both September 30, 2020 and December 31, 2019.

Intangible assets consisted of the following:

		September 30, 2020			December 31, 2019
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$29,526	$23,195	$52,721	$26,667	$26,054
Other	12	1,420	899	521	1,294	816	478
	14	54,141	30,425	23,716	54,015	27,483	26,532
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,441	$30,425	$56,016	$86,315	$27,483	$58,832

The future amortization for intangible assets acquired through business acquisitions as of September 30, 2020 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2020	$977
2021	3,871
2022	3,844
2023	3,746
2024	3,696
Thereafter	7,582
Total amortization	$23,716

Goodwill and indefinite-lived intangible assets are not amortized, but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Due to the impact of COVID-19 on business and freight levels, the Company considered several factors to evaluate if it was more likely than not that impairment of these assets existed as of September 30, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include a continuing economic recovery through the remainder of 2020 and into 2021. Based on the analysis performed, management determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of September 30, 2020.

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

NOTE D – INCOME TAXES

The effective tax rate was 24.9% and 24.3% for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 30.3% and 28.3% for the three and nine months ended September 30, 2019, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research and development tax credits, changes in tax valuation allowances, and tax expense (benefit) from the vesting of stock awards. For the nine months ended September 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate also resulted from the reversal of an uncertain tax position. For the three and nine months ended September 30, 2019, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, tax expense from the vesting of stock awards, and noncash pension settlement expense related to changes in other comprehensive income for which there was no tax benefit.

As of September 30, 2020, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2020 and concluded that, other than for certain deferred tax assets related to foreign tax credit carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.0 million and $0.7 million at September 30, 2020 and December 31, 2019, respectively.

The Company had a reserve for uncertain tax positions of $0.9 million at December 31, 2019. The reserve was reversed in the first quarter of 2020 due to the expiration of the statute of limitations.

The Company paid federal, state, and foreign income taxes of $9.2 million and $11.7 million during the nine months ended September 30, 2020 and 2019, respectively. The Company received refunds of $0.4 million of federal and state income taxes and refunds of less than $0.1 million of state income taxes that were paid in prior years during the nine months ended September 30, 2020 and 2019, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands)
Operating lease expense	$6,351	$5,651	$17,950	$16,632
Variable lease expense	665	878	2,248	2,491
Sublease income	(120)	(99)	(254)	(235)

Total operating lease expense	$6,896	$6,430	$19,944	$18,888

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019

	(in thousands)
Noncash change in operating right-of-use assets	$15,718	$15,093
Change in operating lease liabilities	(15,484)	(14,567)
Operating right-of-use-assets and lease liabilities, net	$234	$526

Cash paid for amounts included in the measurement of operating lease liabilities	$(17,715)	$(16,256)

Maturities of operating lease liabilities at September 30, 2020 were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

	(in thousands)
Remainder of 2020	$5,941	$5,713	$228
2021	23,560	23,283	277
2022	20,008	19,997	11
2023	15,755	15,755	—
2024	13,766	13,766	—
Thereafter	51,827	51,827	—
Total lease payments	130,857	130,341	516
Less imputed interest	(13,877)	(13,872)	(5)
Total	$116,980	$116,469	$511

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

	September 30	December 31
	2020	2019

	(in thousands)
Credit Facility (interest rate of 1.3%(1) at September 30, 2020)	$70,000	$70,000
Accounts receivable securitization borrowings	—	40,000
Notes payable (weighted-average interest rate of 3.0% at September 30, 2020)	221,914	213,504
Finance lease obligations (weighted-average interest rate of 3.3% at September 30, 2020)	10	15
	291,924	323,519
Less current portion	65,887	57,305
Long-term debt, less current portion	$226,037	$266,214

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% and 2.98% based on the margin of the Credit Facility as of September 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of long-term debt obligations as of September 30, 2020 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
Due in one year or less	$72,505	$899	$71,599	$7
Due after one year through two years	66,329	885	65,441	3
Due after two years through three years	50,883	908	49,975	—
Due after three years through four years	33,744	994	32,750	—
Due after four years through five years	84,331	70,000	14,331	—
Due after five years	133	—	133	—
Total payments	307,925	73,686	234,229	10
Less amounts representing interest	16,001	3,686	12,315	—
Long-term debt	$291,924	$70,000	$221,914	$10

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	September 30	December 31
	2020	2019

	(in thousands)
Revenue equipment	$317,318	$265,315
Software	—	2,140
Service, office, and other equipment	26,270	26,344
Total assets securing notes payable or held under finance leases	343,588	293,799
Less accumulated depreciation and amortization(1)	103,425	71,405
Net assets securing notes payable or held under finance leases	$240,163	$222,394

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed an additional $180.0 million under the Credit Facility in March 2020 as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, and repaid the borrowing in August 2020. As of September 30, 2020, the Company had available borrowing capacity of $180.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2020.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of September 30, 2020. The fair value of the interest rate swap of $1.7 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2020 and December 31, 2019, respectively. The Company had a five-year interest rate swap agreement with a $50.0 million notional amount that matured on January 2, 2020 for which less than $0.1 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity at September 30, 2020 and December 31, 2019, and the change in the unrealized income or loss on the interest rate swaps for the three and nine months ended September 30, 2020 and 2019 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at September 30, 2020.

On May 4, 2020, the Company extended the term of its $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of September 30, 2020. The fair value of the interest rate swap of $0.3 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2020.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. As of December 31, 2019, $40.0 million was borrowed under the program. The Company borrowed an additional $45.0 million under the program in March 2020 as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, and repaid the outstanding balance of $85.0 million during the third quarter of 2020.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2020.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2020, standby letters of credit of $11.7 million have been issued under the program, which reduced the available borrowing capacity to $113.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2020, the Company had letters of credit outstanding of $12.3 million (including $11.7 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2020, surety bonds outstanding related to the self-insurance program totaled $61.6 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $39.4 million and $53.0 million for revenue equipment during the three and nine months ended September 30, 2020, respectively.

Subsequent to September 30, 2020, the Company financed the purchase of an additional $7.2 million of revenue equipment through promissory note arrangements as of November 1, 2020.

NOTE G – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020(1)	2019	2020	2019	2020(2)	2019

	(in thousands)
Service cost	$—	$—	$—	$—	$46	$80
Interest cost	—	138	2	9	144	303
Expected return on plan assets	—	29	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(8)
Pension settlement expense(3)	—	2,530	—	—	—	—
Amortization of net actuarial (gain) loss(4)	—	50	2	24	(150)	225
Net periodic benefit cost	$—	$2,747	$4	$33	$40	$600

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020(1)	2019	2020	2019	2020(2)	2019

	(in thousands)
Service cost	$—	$—	$—	$—	$140	$240
Interest cost	—	624	7	29	432	909
Expected return on plan assets	—	(60)	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	(25)
Pension settlement expense(3)	—	4,164	89	—	—	—
Amortization of net actuarial (gain) loss(4)	—	260	7	71	(448)	674
Net periodic benefit cost	$—	$4,988	$103	$100	$124	$1,798

(1)	Termination of the nonunion defined benefit pension plan was completed in 2019 and the plan was liquidated as of December 31, 2019.
(2)	Expense for the postretirement health benefit plan is lower for the three and nine months ended September 30, 2020, compared to the same periods of 2019, due to the impact of a lower cost prescription drug plan effective January 1, 2020.
(3)	For the nine months ended September 30, 2020, pension settlement expense for the supplemental benefit plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement. For the three and nine months ended September 30, 2019, pension settlement expense for the nonunion defined benefit pension plan of $2.5 million (pre-tax), or $1.9 million (after-tax), and $4.2 million (pre-tax), or $3.1 million (after-tax), respectively, was related to lump-sum distributions from the plan of $16.0 million and $33.9 million, respectively, which included third quarter 2019 payments to purchase a nonparticipating annuity contract and transfer the remaining benefit obligation to the Pension Benefit Guaranty Corporation (the “PBGC”). During the three and nine months ended September 30, 2019, an additional $4.0 million pension termination expense (with no tax benefit) was recorded with pension settlement expense in the “Other, net” line of other income (costs) in the consolidated statements of operations. This noncash charge was related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination.
(4)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company received a notice of insolvency dated September 30, 2020 for the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund (the “560 Pension Fund”) which is expected to become insolvent in April 2021. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2019, were made to the 560 Pension Fund. While the board of trustees of the 560 Pension Fund will continue to administer the fund, the PBGC will provide financial assistance to the fund by paying retiree benefits not to exceed the PBGC guarantee limits for insolvent multiemployer plans.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2019 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	September 30	December 31
	2020	2019

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$2,535	$2,898
Interest rate swap	(1,964)	(563)
Foreign currency translation	(2,435)	(2,075)

Total	$(1,864)	$260

After-tax amounts:
Unrecognized net periodic benefit credit	$1,883	$2,152
Interest rate swap	(1,451)	(416)
Foreign currency translation	(1,799)	(1,533)

Total	$(1,367)	$203

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2020 and 2019:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation

	(in thousands)
Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)

Other comprehensive loss before reclassifications	(1,309)	(8)	(1,035)	(266)
Amounts reclassified from accumulated other comprehensive income	(261)	(261)	—	—
Net current-period other comprehensive loss	(1,570)	(269)	(1,035)	(266)

Balances at September 30, 2020	$(1,367)	$1,883	$(1,451)	$(1,799)

Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	(1,183)	(291)	(1,198)	306
Amounts reclassified from accumulated other comprehensive loss	7,791	7,791	—	—
Net current-period other comprehensive income (loss)	6,608	7,500	(1,198)	306

Balances at September 30, 2019	$(7,630)	$(5,249)	$(607)	$(1,774)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component:

	Unrecognized Net Periodic
	Benefit Credit (Costs)(1)(2)
	Nine Months Ended September 30
	2020	2019

	(in thousands)
Amortization of net actuarial gain (loss)	$441	$(1,005)
Amortization of prior service credit	—	25
Pension settlement expense, including termination expense(3)(4)	(89)	(8,135)
Total, pre-tax	352	(9,115)
Tax benefit (expense)	(91)	1,324
Total, net of tax	$261	$(7,791)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the nine months ended September 30, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).
(4)	For the nine months ended September 30, 2019, amounts included in accumulated other comprehensive loss related to the nonunion defined benefit pension plan were reclassed to net income in their entirety upon settlement of the pension plan obligations in third quarter 2019. These amounts include amortization of net actuarial loss of $0.3 million (pre-tax) and pension settlement expense, including termination expense, of $8.1 million (pre-tax) which were recognized in the “Other, net” line of other income (costs). These reclassifications impacted net income by $7.3 million for the nine months ended September 30, 2019. The nine months ended September 30, 2019 also includes a $4.0 million noncash pension termination expense (with no tax benefit) related to an amount which was stranded in accumulated other comprehensive loss until the pension benefit obligation was settled upon plan termination (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2020		2019
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,033	$0.08	$2,052
Second quarter	$0.08	$2,049	$0.08	$2,050
Third quarter	$0.08	$2,040	$0.08	$2,043

On October 30, 2020, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 13, 2020.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2019, the Company had $13.2 million remaining under the program for repurchases of its common stock. During the nine months ended September 30, 2020, the Company purchased 227,460 shares for an aggregate cost of $5.7 million, leaving $7.5 million available for repurchase of common stock under the program.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$29,404	$16,270	$47,186	$45,534
Effect of unvested restricted stock awards	(4)	(2)	(22)	(28)
Adjusted net income	$29,400	$16,268	$47,164	$45,506
Denominator:
Weighted-average shares	25,470,094	25,527,982	25,403,786	25,550,365
Earnings per common share	$1.15	$0.64	$1.86	$1.78

Diluted
Numerator:
Net income	$29,404	$16,270	$47,186	$45,534
Effect of unvested restricted stock awards	(4)	(2)	(22)	(28)
Adjusted net income	$29,400	$16,268	$47,164	$45,506
Denominator:
Weighted-average shares	25,470,094	25,527,982	25,403,786	25,550,365
Effect of dilutive securities	1,122,363	888,613	886,160	911,303
Adjusted weighted-average shares and assumed conversions	26,592,457	26,416,595	26,289,946	26,461,668
Earnings per common share	$1.11	$0.62	$1.79	$1.72

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. For the three months ended September 30, 2020, there were no antidilutive securities. Outstanding stock awards of less than $0.1 million for the nine months ended September 30, 2020 and outstanding stock awards of $0.2 million for the three and nine months ended September 30, 2019, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. The COVID-19 pandemic had a significant negative impact on demand for the Company’s services during the second quarter of 2020, resulting in lower tonnage, shipment, and service event levels and, consequently, lower segment revenues for the second quarter of 2020. Although business levels improved in the third quarter of 2020, the Company’s operating segment information for the nine months ended September 30, 2020 does not reflect typical seasonal trends in business levels as described below for the Company’s reportable operating segments as a result of the impact on the COVID-19 pandemic on second quarter business levels.

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

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments. Approximately 18% and 20% of FleetNet’s revenues for the three and nine months ended September 30, 2020, respectively, are for services provided to the Asset-Based and ArcBest segments compared to approximately 19% and 17%, respectively, for the same periods of 2019.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands)
REVENUES
Asset-Based	$561,856	$565,621	$1,537,639	$1,631,348
ArcBest	217,294	199,758	533,536	554,135
FleetNet	50,545	53,976	149,424	158,957
Other and eliminations	(34,715)	(31,792)	(96,850)	(73,548)
Total consolidated revenues	$794,980	$787,563	$2,123,749	$2,270,892

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$287,385	$296,503	$820,218	$873,795
Fuel, supplies, and expenses	50,144	65,738	157,044	195,502
Operating taxes and licenses	12,296	12,865	36,719	37,477
Insurance	8,587	7,646	24,658	23,235
Communications and utilities	4,373	5,064	13,426	14,181
Depreciation and amortization	24,054	23,776	70,651	66,370
Rents and purchased transportation	69,442	61,102	171,364	167,234
Shared services	60,664	56,031	155,154	161,664
Gain on sale of property and equipment	133	(82)	(3,206)	(1,703)
Innovative technology costs(1)	6,199	4,664	15,521	9,200
Other(1)	1,933	592	5,168	2,878
Total Asset-Based	525,210	533,899	1,466,717	1,549,833

ArcBest
Purchased transportation	181,129	164,521	443,401	452,178
Supplies and expenses	2,746	2,780	7,015	8,412
Depreciation and amortization	2,413	2,607	7,332	8,813
Shared services	24,217	25,032	64,784	71,204
Other	1,958	2,366	6,279	7,224
Total ArcBest	212,463	197,306	528,811	547,831

FleetNet	49,558	52,805	146,615	155,272
Other and eliminations	(32,033)	(27,655)	(86,420)	(57,043)
Total consolidated operating expenses	$755,198	$756,355	$2,055,723	$2,195,893

OPERATING INCOME (LOSS)
Asset-Based	$36,646	$31,722	$70,922	$81,515
ArcBest	4,831	2,452	4,725	6,304
FleetNet	987	1,171	2,809	3,685
Other and eliminations	(2,682)	(4,137)	(10,430)	(16,505)
Total consolidated operating income	$39,782	$31,208	$68,026	$74,999

OTHER INCOME (COSTS)
Interest and dividend income	$756	$1,768	$3,122	$4,862
Interest and other related financing costs	(2,860)	(2,900)	(9,185)	(8,593)
Other, net(2)	1,500	(6,734)	334	(7,770)
Total other income (costs)	(604)	(7,866)	(5,729)	(11,501)
INCOME BEFORE INCOME TAXES	$39,178	$23,342	$62,297	$63,498

(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(2)	Includes the components of net periodic benefit cost other than service cost related to the Company’s nonunion pension, SBP, and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$363,035	$363,902	$1,013,201	$1,068,685
Rents, purchased transportation, and other costs of services	267,438	249,110	672,380	706,200
Fuel, supplies, and expenses	61,321	81,023	187,932	241,059
Depreciation and amortization(1)	30,032	29,361	88,131	83,332
Other	33,372	32,959	94,079	96,617
	$755,198	$756,355	$2,055,723	$2,195,893
(1)	Includes amortization of intangible assets.

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

At September 30, 2020 and December 31, 2019, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.5 million and $0.4 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted global supply chains. In the United States, most states placed restrictions on business operations and issued stay-at-home orders for residents beginning in late March and early April. Although many of these restrictions were eased or lifted throughout the country during May and June, COVID-19 continues to spread, business operations remain challenged, and high unemployment rates persist. On June 8, 2020, the National Bureau of Economic Research declared that a recession began in the United States in February 2020. Based on the estimate released by the Bureau of Economic Analysis (the “BEA”) on September 30, 2020, the U.S. gross domestic product (the “GDP”) decreased at an annual rate of 31.4% in the second quarter of 2020. This sharp decline in the GDP represents the lowest quarter since the U.S. government began tracking this measure in 1947 and illustrates the difficulty of the economic environment during second quarter 2020. However, according to the advance estimate released by the BEA on October 29, 2020, GDP increased at an annual rate of 33.1% in third quarter 2020. We are encouraged by this record growth in GDP and other recent economic measures, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”) and the Industrial Production Index issued by the Federal Reserve, which are leading indicators for economic activity in the freight transportation and logistics industry. The Industrial Production Index increased at an annual rate of 39.8% for third quarter 2020, recovering more than half of its February to April 2020 decline. PMI was 59.3% for October 2020, reflecting continued economic recovery in the manufacturing sector in October and the sixth consecutive month of growth in the overall economy, compared to 48.5% in October 2019.

Business Impact

The COVID-19 pandemic and the measures taken to prevent its spread began to impact our business during late March 2020. The negative impact on demand for our services accelerated as the COVID-19 pandemic continued to disrupt businesses and the economy during the second quarter of 2020. Consolidated revenues declined 6.5% for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services during the second quarter of 2020. For the nine months ended September 30, 2020, our Asset-Based daily tonnage levels decreased 2.9% and shipments per day for our ArcBest segment decreased 11.1%, compared to the same prior-year period, primarily due to significant declines in our shipment and tonnage levels during second quarter 2020 related to the impact of the COVID-19 pandemic. The extent of the continued effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy. During third quarter 2020, our consolidated revenues increased 0.9% compared to third quarter 2019, and increased 26.7% compared to the second quarter of 2020. Our third quarter 2020 results reflect the positive impact of an improving marketplace as business levels improved compared to third quarter 2019 and sequentially over second quarter 2020.

Our consolidated net income totaled $29.4 million, or $1.11 per diluted share, and $47.2 million, or $1.79 per diluted share, for the three and nine months ended September 30, 2020, respectively, compared to $16.3 million, or $0.62 per diluted share, and $45.5 million, or $1.72 per diluted share, for the three and nine months ended September 30, 2019, respectively. Year-over-year improvement in our net income and earnings per share was achieved during this challenging business environment because of the dedication of our employees and prudent business decisions, including the cost savings measures we implemented at the beginning of second quarter 2020, as further discussed in the following Business Response section.

October 2020 Business Update

The revenue improvements we experienced in third quarter 2020 continued during October 2020. Compared to the same  prior-year period, Asset-Based billed revenue increased approximately 9% on a per-day basis, primarily due to higher tonnage levels. In addition, revenue per day for our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) increased approximately 31%, primarily due to higher revenue per shipment. Our October 2020 results are further discussed in the October business updates within the Asset-Based Segment Results and Asset-Light Results sections.

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

Financial Stability

As previously announced, in anticipation of lower business levels and the potential for cash flow disruption, we took actions in late March and early April 2020 to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic.

On March 26, 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our revolving credit facility and borrowed $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to supplement our already strong cash and short-term investments position and preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 outbreak. Due to improvement in our consolidated net cash position, stabilized customer account payment trends, and improved business levels, we repaid these borrowings during third quarter 2020. Additionally, we repaid the remaining outstanding balance of $40.0 million under our accounts receivable securitization program in September 2020. Our consolidated cash, cash equivalents, and short-term investments totaled $351.1 million at September 30, 2020. These amounts, net of debt, increased to a $59.1 million net cash position at September 30, 2020, compared to a $41.1 million net cash position at June 30, 2020, primarily reflecting positive earnings.

We lowered our planned capital expenditures for the current year by 30%, including a reduction in revenue equipment purchases of $18.0 million. Total net capital expenditures for 2020 are expected to be in a range of $90 million to $95 million and depreciation and amortization for the year is estimated to be approximately $110 million.

In April 2020, we implemented cost reduction actions which included a 15% reduction in the salaries of officers and nonunion employees and similar compensation adjustments for hourly nonunion employees; a 15% reduction in fees paid to members and committee chairpersons of ArcBest’s Board of Directors; implementation of a hiring freeze; suspension of the employer match on our nonunion 401(k) plan; and reduction of advertising, training, travel, and other costs to better align with current business levels. These compensation reductions lowered consolidated operating expenses by approximately $15 million in second quarter 2020, versus second quarter 2019. As a result of the positive sequential trends in our business levels through July 2020, we reversed these cost reductions beginning in the third quarter of 2020, including officer and nonunion employee salaries, the employer match on our nonunion 401(k) plan, and fees for our Board of Directors.

Throughout the second and third quarters of 2020, we also utilized real-time, technology-enabling data to make operational changes in our Asset-Based network, including workforce reductions to better align resources with business levels. We are continually evaluating these operational changes and adjusting to current and anticipated business levels. These operational changes, and the cost reductions we made in the second quarter, contributed to our positive financial results for the three and nine months ended September 30, 2020. As business levels have improved, certain operational resources have been added back to the Asset-Based network, and they will continue to be carefully managed to available business. However, our efforts to manage our operational costs may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods.

Fourth Quarter 2020 Update

We attribute our success during 2020 to the dedication and adaptability of our workforce and the ArcBest culture that unites our people behind a set of shared values. We recognize the sacrifices our employees have made during 2020, both personally and financially, to serve our customers through the pandemic and find a way to solve their changing needs. We have continued to re-evaluate our cost savings actions related to the pandemic as the economic recovery has progressed and our financial results have become more certain. In early November 2020, we announced that the Company will be providing one-time discretionary payments in fourth quarter 2020 to nonunion personnel for the previously discussed 15% wage reduction incurred by our nonunion exempt employees during the second quarter of 2020 and to provide a bonus to nonunion hourly employees whose hours were reduced during the same time period. We anticipate the expense related to these incentives to approximate $11 million, of which we recognized expense of $7 million in third quarter 2020 based on the probability of the payments occurring in fourth quarter 2020.

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

Accounting Estimates

In accordance with generally accepted accounting principles, we use projected financial information to determine certain accounting estimates and the values of certain assets included in our consolidated financial statements. As of September 30, 2020, we evaluated our goodwill, intangible assets, operating assets, and deferred tax assets for indicators of impairment and challenged our accounting estimates considering the current economic conditions. Certain of these assessments are discussed in the paragraphs below. Given the uncertainties regarding the economic environment and the future impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate.

Goodwill and Intangible Asset Impairment Consideration

We have assessed impairment indicators to determine if our asset balances, including goodwill and intangible assets which totaled $144.3 million at September 30, 2020, should be written down based on currently available information. While future impacts of COVID-19 and the economic environment are difficult to forecast, we expect to generate cash flows subsequent to September 30, 2020 which would continue to support the fair value in excess of carrying value for our reporting units and indefinite-life intangible assets. We have determined there have not been any indicators of impairment that would, more likely than not, reduce the fair value of our reporting units or trade name intangible asset below their carrying values and that would require interim tests of impairment. Due to the impact of COVID-19 on business and freight levels, we considered several factors to determine if it was more likely than not that impairment of these assets existed as of September 30, 2020. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include a continuing economic recovery through the remainder of 2020 and into 2021. Based on our analysis, we determined it was more likely than not that goodwill and indefinite-lived intangible assets were not impaired as of September 30, 2020.

As of September 30, 2020, we believe the values of the intangible assets and goodwill as reported in our consolidated financial statements are appropriate; however, we will continually monitor performance measures and events for any significant changes in impairment indicators. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic, or other factors that negatively impact the fair value of the operations of our reporting units could result in future impairment and a resulting non-cash write-off of a significant portion of the goodwill and indefinite-lived intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands, except per share data)
REVENUES
Asset-Based	$561,856	$565,621	$1,537,639	$1,631,348

ArcBest	217,294	199,758	533,536	554,135
FleetNet	50,545	53,976	149,424	158,957
Total Asset-Light	267,839	253,734	682,960	713,092

Other and eliminations	(34,715)	(31,792)	(96,850)	(73,548)
Total consolidated revenues	$794,980	$787,563	$2,123,749	$2,270,892

OPERATING INCOME
Asset-Based	$36,646	$31,722	$70,922	$81,515

ArcBest	4,831	2,452	4,725	6,304
FleetNet	987	1,171	2,809	3,685
Total Asset-Light	5,818	3,623	7,534	9,989

Other and eliminations	(2,682)	(4,137)	(10,430)	(16,505)
Total consolidated operating income	$39,782	$31,208	$68,026	$74,999

NET INCOME	$29,404	$16,270	$47,186	$45,534

DILUTED EARNINGS PER SHARE	$1.11	$0.62	$1.79	$1.72

Our consolidated revenues, which totaled $795.0 million and $2,123.7 million for the three and nine months ended September 30, 2020, respectively, increased 0.9% and decreased 6.5%, respectively, compared to the same prior-year periods. The year-over-year increase in consolidated third quarter revenues reflects an improving economic environment. That improvement followed the significant decline in demand for our services due to the impact of the COVID-19 pandemic in second quarter 2020, which drove the decrease in consolidated revenues for the nine months ended September 30, 2020, compared to the same prior-year period. The year-over-year changes in consolidated revenues for the three and nine months ended September 30, 2020 reflect a decrease in our Asset-Based revenues of 0.7% and 5.7%, respectively, and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 5.6% for third quarter 2020 and a decrease of 4.2% for the nine months ended September 30, 2020, compared to the same periods of 2019, respectively. The increased elimination of revenue amounts reported in the “Other and eliminations” line of consolidated revenues for the three and nine months ended September 30, 2020, compared to the same periods of 2019, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

The Asset-Based revenue declines reflect a decrease in billed revenue per hundredweight, including fuel surcharges, of 1.8% and 3.3% for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, with an increase in tonnage per day of 1.2% for the three months ended September 30, 2020 and a decrease in tonnage per day of 2.9% for the nine months ended September 30, 2020, compared to the same prior-year periods. The increase in revenues of our Asset-Light operations for the three months ended September 30, 2020 primarily reflects higher revenue per shipment for the ArcBest segment, partially offset by the impact of lower FleetNet service events, compared to the same period of 2019. The decrease in revenues of our Asset-Light operations for the nine months ended September 30, 2020 primarily reflects lower shipments for the ArcBest segment and lower FleetNet service events, compared to the same prior-year period. On a combined basis, the Asset-Light operating segments generated approximately 32% and 31% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2020, consolidated operating income totaled $39.8 million and $68.0 million, compared to $31.2 million and $75.0 million, respectively, for the same periods of 2019. In addition to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A), the year-over-year comparisons of consolidated operating results were impacted by investments in innovative technology, as described in the following paragraphs, costs for certain nonunion performance-based incentive plans, and expenses accrued for discretionary nonunion wage and incentive payments (previously discussed in the Fourth Quarter 2020 Update to our COVID-19 Business Response within the General Section of MD&A). For the three and nine months ended September 30, 2020, compared to the same periods of 2019, expenses for certain nonunion performance-based incentive plans increased $8.5 million and $7.1 million, respectively. An additional $7 million was accrued during the three months ended September 30, 2020 related to the previously disclosed discretionary nonunion wage and incentive payments which are probable of being made in fourth quarter 2020.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $6.0 million (pre-tax), or $4.6 million (after-tax) and $0.17 per diluted share, for third quarter 2020, compared to $4.7 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted, for third quarter 2019. For the nine months ended September 30, 2020, these costs impacted consolidated results by $15.3 million (pre-tax), or $11.8 million (after-tax) and $0.45 per diluted share, compared to $11.1 million (pre-tax), or $8.5 million (after-tax) and $0.32 per diluted share, for the same period of 2019. The freight handling pilot test program at ABF Freight is discussed in the Asset-Based Operating Expenses section of Asset-Based Segment Results within Asset-Based Operations.

The loss reported in the “Other and eliminations” line, which totaled $2.7 million and $10.4 million for the three and nine months ended September 30, 2020, respectively, compared to $4.1 million and $16.5 million, respectively, for the same periods of 2019, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $1.4 million and $6.1 million decreases in the loss reported in “Other and eliminations” for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, reflect lower technology costs and reduced shared service operating expenses as we continued to manage these costs through the pandemic. We expect the loss reported in “Other and eliminations” for fourth quarter 2020 to approximate $3 million and to be approximately $13 million for full year 2020.

In addition to the above items, consolidated net income and earnings per share were impacted by nonunion defined benefit pension expense in 2019, including settlement and termination expense, and changes in the cash surrender value of variable life insurance policies, both of which are reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies increased net income by $1.5 million, or $0.06 per diluted share, and $0.3 million, or $0.01 per diluted share, for the three and nine months ended September 30, 2020, respectively, compared to an increase in net income of $0.6 million, or $0.02 per diluted share, and $2.7 million, or $0.10 per diluted share, respectively, for the same prior-year periods. Consolidated after-tax pension expense, including settlement and termination expense, recognized for the nonunion defined benefit pension plan totaled $6.0 million, or $0.23 per diluted share, and $7.7 million, or $0.29 per diluted share, for the three and nine months ended September 30, 2019, respectively, with no comparable expense for the three and nine months ended September 30, 2020, as termination of the nonunion defined benefit pension plan was completed as of December 31, 2019. (For further discussion of settlement charges and termination expense related to the nonunion defined benefit pension plan for the three and nine months ended September 30, 2019, see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

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

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands)
Net income	$29,404	$16,270	$47,186	$45,534
Interest and other related financing costs	2,860	2,900	9,185	8,593
Income tax provision	9,774	7,072	15,111	17,964
Depreciation and amortization	30,032	29,361	88,131	83,332
Amortization of share-based compensation	2,885	2,409	7,956	7,268
Amortization of net actuarial (gains) losses of benefit plans and pension settlement expense, including termination expense(1)	(148)	6,800	(352)	9,140
Consolidated Adjusted EBITDA	$74,807	$64,812	$167,217	$171,831
(1)	The nine months ended September 30, 2020 includes pre-tax pension settlement expense of $0.1 million related to our supplemental benefit plan. The three and nine months ended September 30, 2019 include pre-tax pension settlement expense of $2.5 million and $4.2 million, respectively, related to our nonunion defined benefit pension plan for which plan termination was completed as of December 31, 2019. The three and nine months ended September 30, 2019 also include a $4.0 million noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive income until the pension benefit obligation was settled upon plan termination.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries (“ABF Freight”). Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2019 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2019 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Based segment:

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

We also quantify certain key operating statistics which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

●	Shipments per DSY hour – total shipments divided by dock, street, and yard (“DSY”) hours to measure labor efficiency in the segment’s local operations.

●	Pounds per mile – total pounds divided by total miles driven during the period used to measure labor efficiency of linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

As of September 2020, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.2%	52.4%	53.3%	53.6%
Fuel, supplies, and expenses	8.9	11.6	10.2	12.0
Operating taxes and licenses	2.2	2.3	2.4	2.3
Insurance	1.5	1.4	1.6	1.4
Communications and utilities	0.8	0.9	0.9	0.9
Depreciation and amortization	4.3	4.2	4.6	4.0
Rents and purchased transportation	12.4	10.8	11.2	10.2
Shared services	10.8	9.9	10.1	9.9
Gain on sale of property and equipment	—	—	(0.2)	(0.1)
Innovative technology costs(1)	1.1	0.8	1.0	0.6
Other	0.3	0.1	0.3	0.2
	93.5%	94.4%	95.4%	95.0%

Asset-Based Operating Income	6.5%	5.6%	4.6%	5.0%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2020	2019	% Change	2020	2019	% Change
Workdays(1)	64.0	63.5		191.5	190.0
Billed revenue per hundredweight, including fuel surcharges	$35.69	$36.35	(1.8)%	$34.21	$35.38	(3.3)%
Pounds	1,584,516,960	1,552,739,025	2.0%	4,523,837,559	4,622,532,207	(2.1)%
Pounds per day	24,758,078	24,452,583	1.2%	23,623,173	24,329,117	(2.9)%
Shipments per day	19,421	20,027	(3.0)%	18,535	19,762	(6.2)%
Shipments per DSY hour	0.457	0.440	3.9%	0.453	0.437	3.7%
Pounds per shipment	1,275	1,221	4.4%	1,275	1,231	3.6%
Pounds per mile	19.23	18.73	2.7%	19.74	19.21	2.8%
Average length of haul (miles)	1,096	1,040	5.4%	1,074	1,035	3.8%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2020 totaled $561.9 million and $1,537.6 million, respectively, compared to $565.6 million and $1,631.3 million, respectively, for the same periods of 2019. Billed revenue (as described in the Asset-Based Segment Overview) decreased 0.6% and 6.1% on a per-day basis for the three and nine months ended September 30, 2020, respectively, compared to the same prior-year periods. For the three months ended September 30, 2020, the decrease in billed revenue reflects a 1.8% decrease in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 1.2% increase in tonnage per day, compared to the same period of 2019. For the nine months ended September 30, 2020, the decrease in billed revenue reflects a 3.3% decrease in total billed revenue per hundredweight, including fuel surcharges, and a 2.9% decrease in tonnage per day, compared to the same period of 2019. Asset-Based revenues for the nine months ended September 30, 2020 were negatively impacted by reduced demand for the segment’s services in second quarter 2020 as a result of the COVID-19 pandemic. The number of workdays was greater by one-half day in third quarter 2020 and greater by one and one-half days in the first nine months of 2020, versus the same periods of 2019.

On a year-over-year basis, the 1.2% increase in tonnage per day for the three months ended September 30, 2020, compared to the same period of 2019, reflects a mid-single-digit percentage increase in LTL-rated tonnage, partially offset by a double-digit percentage decrease in truckload-rated spot shipments moving in the Asset-Based network. The 2.9% decrease in tonnage per day for the nine months ended September 30, 2020, compared to the same prior-year period, reflects a low-single-digit percentage decline in LTL-rated tonnage and a mid-single-digit decline in truckload-rated spot shipments moving in the Asset-Based network. For the nine months ended September 30, 2020, the tonnage comparison with the previous year was negatively impacted by the COVID-19 pandemic which disrupted customers’ shipping patterns beginning in late March 2020 and reduced demand throughout second quarter 2020, before returning to more comparative year-over-year tonnage levels in third quarter 2020. Total shipments decreased 3.0% and 6.2% on a per-day basis for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. Lower shipment levels for the three and nine months ended September 30, 2020 and lower tonnage levels for the nine months ended September 30, 2020 were driven by a decline in traditional, published LTL-rated shipments. These decreases were partially offset by the positive impacts of technology-driven initiatives implemented in the latter part of 2019 designed to fill available Asset-Based equipment capacity with transactional LTL-rated shipments. These larger-sized LTL-rated shipments contributed to the 7.4% and 4.0% increases in LTL-rated weight per shipment for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019.

The 1.8% and 3.3% decreases in total billed revenue per hundredweight for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, were due to lower fuel surcharge revenues and changes in freight mix and shipment profile reflecting the impact of heavier-weighted transactional shipments and the COVID-19 pandemic on the freight environment. Excluding the impact of transactional shipments and fuel surcharges, the increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the mid-single digits and high-single digits for the three and nine months ended September 30, 2020, respectively, compared to the same prior-year periods. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2020 increased approximately 2.5% and 3.4%, respectively. Pricing on contractual business reflected lower than historical average increases primarily due to disruption and customer business levels related to the COVID-19 pandemic. A rational pricing environment continued in the marketplace. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective February 24, 2020 and February 4, 2019, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate for the three and nine months ended September 30, 2020 decreased approximately 350 and 270 basis points, respectively, from the same periods in 2019. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $36.6 million and $70.9 million for the three and nine months ended September 30, 2020, respectively, compared to $31.7 million and $81.5 million, respectively, for the same periods of 2019. The Asset-Based segment operating ratio improved by 0.9 percentage points for the three months ended September 30, 2020, compared to the same prior-year period, reflecting cost management relative to slightly lower revenue levels. The Asset-Based segment operating ratio increased by 0.4 percentage points for the nine months ended September 30, 2020, over the same prior-year period. The decline in operating results for the nine months ended September 30, 2020, compared to the same prior-year period, primarily reflects the previously discussed significant decrease in revenues, partially offset by the cost reduction initiatives and operational changes in the Asset-Based network implemented in April 2020, as previously discussed in our COVID-19 Business Response within the General Section of MD&A.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.2% and 53.3% of Asset-Based segment revenues for the three- and nine-month period ended September 30, 2020, respectively, compared to 52.4% and 53.6%, respectively, for the same periods of 2019. The improvements in salaries, wages, and benefits as a percentage of revenue were partially offset by the effect of lower revenues, as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue levels. Salaries, wages, and benefits decreased $9.1 million and $53.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. The decrease in labor costs for the third quarter of 2020 primarily reflect the impact of managing labor hours to lower shipment levels as discussed in the following paragraph. For the nine-month period ended September 30, 2020, the lower labor costs primarily reflect wage and workforce reductions in response to the negative impact of COVID-19 on business levels in second quarter 2020. Labor costs for the three and nine months ended September 30, 2020 also benefited from operational changes in our Asset-Based network (previously discussed in our COVID-19 Business Response within the General Section of MD&A). These decreases in labor costs were partially offset by expense accruals in third quarter 2020 for anticipated discretionary nonunion wage and incentive payments (previously discussed in the Fourth Quarter 2020 Update to our COVID-19 Business Response within the General Section of MD&A); higher expense accruals for certain performance-based incentive plans, for which the timing of recognition was impacted by the COVID-19 pandemic effect on first-half 2020 results; and the year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.6% effective July 1, 2020, and the average health, welfare, and pension benefit contribution rate increased approximately 1.2% effective primarily on August 1, 2020.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage and shipment levels are limited as the segment strives to maintain customer service. Shipments per DSY hour improved 3.9% and 3.7% and pounds per mile increased 2.7% and 2.8% for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, reflecting efforts to manage costs with shipment levels and the application of data-enabled technologies. A higher number of heavier transactional LTL-rated shipments during the three and nine months ended September 30, 2020 contributed to improved operational metrics in the Asset-Based network, compared to the same periods of 2019, as these transactional shipments typically require less handling and utilize available trailer space that would otherwise be moving empty. For the nine months ended September 30, 2020, productivity measures also benefited from the effect of customers expanding appointment windows and the effect of less congested roadways as a result of restrictions on business operations and stay-at-home orders for residents in many states during the second quarter of  2020.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.7 and 1.8 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to lower fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 34% and 32% during the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. Fewer miles driven as a result of the decline in business levels also contributed to the year-over-year decreases in fuel, supplies, and expenses.

Depreciation and amortization as a percentage of revenue increased 0.1 and 0.6 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same prior-year periods, primarily due to higher costs of new revenue equipment purchases and additional per unit costs related to electronic logging device (“ELD”) and other safety equipment enhancements. The increase in depreciation and amortization as a percentage of revenue was also influenced by the effect of lower revenues, as a portion of these costs are fixed in nature and increase as a percent of revenue with decreases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 1.6 and 1.0 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. Rents and purchased transportation increased primarily due to increases in rail utilization and linehaul purchased transportation necessary to serve our customers’ needs as freight demand increased inconsistently across the Asset-Based system during the third quarter of 2020. For the three- and nine-month periods ended September 30, 2020, rail miles increased approximately 25% and 14%, respectively, compared to the same prior-year periods.

Shared services as a percentage of revenue increased 0.9 and 0.2 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. These costs increased $4.6 million for the three months ended September 30, 2020, compared to the same period of 2019, primarily due to higher expense accruals for certain performance-based incentive plans for which the timing of recognition was impacted by the effect of the COVID-19 pandemic on operating results for the first half of 2020. For the nine months ended September 30, 2020, the change in shared services as a percentage of revenue was influenced by the effect of lower revenues, as these costs decreased $6.5 million, compared to the same prior year period, primarily due to reduced costs associated with lower business levels during the nine-month period as a result of the negative impact of the COVID-19 pandemic on demand for freight transportation services during the second quarter of 2020.

Innovative technology costs as a percentage of revenue increased 0.3 and 0.4 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, primarily due to increased activity for the freight handling pilot test program at ABF Freight. ArcBest Technologies, our wholly owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot is in the early stages in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and also at a new Kansas City distribution center location where operations commenced in late-third quarter 2020. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $6.2 million and $15.5 million for the three and nine months ended September 30, 2020, respectively, compared to $4.7 million and $9.2 million, respectively, for the same periods of 2019. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $6 million in fourth quarter 2020, compared to $4.5 million in fourth quarter 2019.

Asset-Based Segment — October 2020

The improvements in Asset-Based business levels that we experienced in the third quarter 2020 continued during October 2020. Although statistics for October 2020 have not been finalized, preliminary Asset-Based billed revenues increased approximately 9% on a per-day basis in October 2020, compared to October 2019, reflecting an increase in average daily total tonnage of approximately 10%, partially offset by a decrease in total billed revenue per hundredweight, including fuel surcharges, of approximately 1%.

Based on preliminary results, October 2020 LTL-rated tonnage increased by a double-digit percentage and truckload-rated spot shipments moving in the Asset-Based network increased by a mid-single-digit percentage, compared to the same prior-year period. Truckload-rated shipments for October 2020 reflect a higher volume of U-Pack business, compared to the same period of 2019, as demand for our household goods moving service, which is typically stronger in the second and third quarters of the year, was shifted later in the year due to disruption of the COVID-19 pandemic during second quarter 2020. Total shipments per day increased approximately 1% in October 2020, compared to October 2019. Total weight per shipment increased approximately 9% in October 2020, with the weight per shipment on LTL-rated shipments up approximately 11%, versus the same prior-year period, reflecting the impact of a higher number of heavier transactional LTL-rated shipments and changes in account mix.

The decrease in total billed revenue per hundredweight for October 2020 reflects lower fuel surcharge revenues and freight mix changes. Although the pricing environment in October 2020 continues to be rational, a higher number of heavier transactional LTL-rated shipments has a negative impact on yield metrics. Excluding fuel surcharges and the impact of transactional shipments, pricing on traditional published LTL-rated business increased by a percentage in the low-single digits compared to October 2019 and the metric was pressured by changes in business mix. Asset-Based revenues for October 2020, compared to 2019, were negatively impacted by lower fuel surcharge revenue due to an approximate 390 basis point decline in the nominal fuel surcharge rate, while total fuel costs were also lower.

Current economic conditions will continue to impact our Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods. Furthermore, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2019 Annual Report on Form 10-K. The key indicators necessary to understand our Asset-Light operating results are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segments. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Light operations:

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three and nine months ended September 30, 2020. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three and nine months ended September 30, 2020, the combined revenues of our Asset-Light operations totaled $267.8 million and $683.0 million, respectively, compared to $253.7 million and $713.1 million, respectively, for the same periods of 2019. The combined revenues of our Asset-Light operating segments generated approximately 32% and 31% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2020, respectively, compared to approximately 31% and 30% for the three and nine months ended September 30, 2019, respectively. Our Asset-Light results for the nine months ended September 30, 2020, compared to the same prior-year period, reflect the impact of reduced demand in second quarter 2020 as a result of the COVID-19 pandemic.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.4%	82.4%	83.1%	81.6%
Supplies and expenses	1.3	1.4	1.3	1.5
Depreciation and amortization	1.1	1.3	1.4	1.6
Shared services	11.1	12.5	12.1	12.9
Other	0.9	1.2	1.2	1.3
	97.8%	98.8%	99.1%	98.9%

ArcBest Segment Operating Income	2.2%	1.2%	0.9%	1.1%

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Revenue per shipment	5.7%	0.7%

Shipments per day	(0.4%)	(11.1%)

ArcBest segment revenues totaled $217.3 million and $533.5 million for the three and nine months ended September 30, 2020, respectively, compared to $199.8 million and to $554.1 million, respectively, for the same periods of 2019. The 8.8% increase in third quarter 2020 revenues, compared to third quarter 2019, primarily reflects an increase in revenue per shipment associated with higher market prices resulting from tighter truckload capacity, partially offset by slightly lower shipments per day. Higher demand for managed transportation and international services, as well as an additional one-half business day in the quarter, also contributed to the revenue increase for third quarter 2020, compared to third quarter 2019. The 3.7% decrease in revenues for the nine-month period ended September 30, 2020 was primarily due to the impact of the 11.1% reduction in shipments per day (excluding managed transportation shipments), reflecting the softer economic environment during the first quarter of 2020 and the impact of the COVID-19 pandemic on customer demand including closure of certain customers’ operations for a period of time during the second quarter of 2020. The segment’s revenue decline for the nine months ended September 30, 2020, compared to the same period of 2019, was partially offset by higher demand for managed transportation services.

Our ArcBest segment business levels improved sequentially during each month of third quarter 2020. On a per-day basis, ArcBest segment revenues improved by 17.3%, 17.9%, and 2.0% in July, August, and September 2020, respectively, over the previous month, reflecting monthly sequential improvements in daily shipment levels of 10.6% and 10.2% in July and August 2020, respectively, and relatively flat shipment levels in September 2020, compared to the previous month.

Operating income totaled $4.8 million and $4.7 million for the three and nine months ended September 30, 2020, respectively, compared to $2.5 million and $6.3 million, respectively, for the same periods of 2019, primarily reflecting the changes in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand for premium ground expedite services in third quarter 2020 and contributed to the segment’s operating improvement, compared to third quarter 2019. For the ArcBest segment, purchased transportation costs increased by 1.0 and 1.5 percentage points as a percentage of revenue for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in margin compression during the three- and nine-month periods ended September 30, 2020, compared to the same periods of 2019. Operating results of the ArcBest segment benefited from lower shared services costs due to lower business levels and corporate cost reduction initiatives implemented in April 2020, as previously discussed in our COVID-19 Business Response within the General Section of MD&A. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

ArcBest Segment – October 2020

The improvements in business levels that our ArcBest segment experienced throughout the third quarter of 2020 continued during October 2020. Although statistics for October 2020 have not been finalized, preliminary revenues of our ArcBest segment on a per-day basis in October 2020 were approximately 31% above the prior-year period, reflecting an increase in revenue per shipment of approximately 17%, as the segment continued to benefit from higher market prices resulting from tighter truckload capacity, and an increase in shipments per day of approximately 11% (excluding managed transportation shipments). The October 2020 revenue comparison to the same prior-year month was also positively impacted by continued demand for managed transportation solutions. Purchased transportation expense represented approximately 84% of revenues in October 2020, compared to approximately 83% of revenues in October 2019. Purchased transportation rates have also increased due to tightened truckload capacity in the market, resulting in overall margin compression for the ArcBest segment in October 2020, compared to October 2019. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on the operating results of our ArcBest segment in future periods.

FleetNet Segment

FleetNet’s revenues totaled $50.5 million and $149.4 million for the three and nine months ended September 30, 2020, respectively, compared to $54.0 million and $159.0 million, respectively, for the same periods of 2019. The 6.4% and 6.0% decreases in revenues for the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019, were driven by lower service event volumes, primarily reflecting a reduction in miles driven by customers as a result of the COVID-19 pandemic.

FleetNet’s operating income totaled $1.0 million and $2.8 million for the three and nine-month periods ended September 30, 2020, respectively, compared to $1.2 million and $3.7 million, respectively, for the same periods of 2019. FleetNet’s operating income margins were impacted by lower revenue per event on maintenance services for the three and nine months ended September 30, 2020, compared to the same prior-year periods, and by the effect of lower revenues as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

	(in thousands)
ArcBest Segment
Operating Income(1)	$4,831	$2,452	$4,725	$6,304
Depreciation and amortization(2)	2,413	2,607	7,332	8,813
Adjusted EBITDA	$7,244	$5,059	$12,057	$15,117

FleetNet Segment
Operating Income(1)	$987	$1,171	$2,809	$3,685
Depreciation and amortization	411	332	1,204	982
Adjusted EBITDA	$1,398	$1,503	$4,013	$4,667

Total Asset-Light
Operating Income(1)	$5,818	$3,623	$7,534	$9,989
Depreciation and amortization(2)	2,824	2,939	8,536	9,795
Adjusted EBITDA	$8,642	$6,562	$16,070	$19,784
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $0.9 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $3.4 million, respectively, for the same periods of 2019.

Current Economic Conditions

Given the current economic conditions and the potential continued impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2020	2019

	(in thousands)
Cash and cash equivalents(1)	$267,645	$201,909
Short-term investments(2)	83,411	116,579
Total(3)	$351,056	$318,488

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At September 30, 2020 and December 31, 2019, cash, cash equivalents, and short-term investments totaling $118.1 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $32.6 million from December 31, 2019 to September 30, 2020. During the nine-month period ended September 30, 2020, cash provided by operations was used to repay $84.6 million of long-term debt (net of borrowings on our financing arrangements of $225.0 million); fund $11.2 million of capital expenditures, net of proceeds from asset sales (and an additional $53.0 million of certain Asset-Based revenue equipment was financed with notes payable); fund $9.6 million of internally developed software; pay dividends of $6.1 million on common stock; and purchase $5.7 million of treasury stock.

Cash provided by operating activities during the nine months ended September 30, 2020 was $151.3 million compared to $138.0 million in the same prior-year period. Net income increased $1.7 million for the nine months ended September 30, 2020, compared to the same period of 2019. Excluding the increase in net income, cash provided by operating activities increased $11.6 million for the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to changes in cash flows for operating assets and liabilities. Due to the improvement in business levels in recent months as previously described in the Results of Operations section of MD&A, accounts receivable balances increased for the nine months ended September 30, 2020, compared to a decrease in accounts receivable for the same period of 2019. In addition, accounts payable and accrued expenses increased for the nine months ended September 30, 2020, compared to the same period of 2019, due to the increased business activity and the impact of higher accruals in the 2020 period for certain performance-based incentive plans. Cash provided by operating activities included federal, state, and foreign income tax payments, net of refunds of federal and state income taxes, of $8.8 million for the nine months ended September 30, 2020, compared to federal, state, and foreign income tax payments, net of refunds of state income taxes, of $11.6 million for the nine months ended September 30, 2019.

Financing Arrangements

We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million, of which $70.0 million was outstanding as of December 31, 2019. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. Our accounts receivable securitization program allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. As of December 31, 2019, we had $40.0 million outstanding under our accounts receivable securitization program. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed an additional $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty and the potential for cash flow disruption resulting from the COVID-19 outbreak. We experienced stabilization of customer account payment trends during second quarter 2020, positive Adjusted EBITDA in the second and third quarters of 2020, and improvements in business levels in third quarter 2020. Based on these factors and our projections of operating results and cash flows from operations for the remainder of 2020, we repaid the $180.0 million drawdown on our Credit Facility and the $85.0 million of borrowings outstanding under our accounts receivable securitization program during the third quarter of 2020.

On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of September 30, 2020.

Our financing arrangements are further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2020. These purchase obligations totaled $41.6 million as of September 30, 2020, with $32.1 million estimated to be paid within the next year, $8.1 million estimated to be paid in the following two-year period, and $1.4 million to be paid within five years, provided that vendors complete their commitments to us. As of September 30, 2020, the amount of our purchase obligations has increased $7.9 million from December 31, 2019, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2020 capital expenditure plan.

As of September 30, 2020, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $130.9 million, including imputed interest. The scheduled maturities of our operating lease liabilities as of September 30, 2020 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $234.2 million, including interest, as of September 30, 2020, an increase of $6.3 million from December 31, 2019. The scheduled maturities of our long-term debt obligations as of September 30, 2020 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2019 Annual Report on Form 10-K during the nine months ended September 30, 2020.

As previously announced, our recent actions to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business include a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million. Our total capital expenditures for 2020, including amounts financed, are now estimated to range from $90 million to $95 million, net of asset sales. These 2020 estimated net capital expenditures include revenue equipment purchases of $64.0 million, primarily for our Asset-Based operations. The remainder of 2020 expected capital expenditures include real estate projects, costs of other facility and handling equipment for our Asset-Based operations, including forklifts, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2020 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $110 million in 2020.

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

Other Liquidity Information

The COVID-19 pandemic has been disruptive to businesses, the economy, and the financial markets, and uncertainty remains about the severity and duration of its impact. The effects of COVID-19 on the health of our employees and the economy, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $180.0 million and $113.3 million, respectively, at September 30, 2020. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On October 30, 2020, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 13, 2020. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the nine months ended September 30, 2020, we purchased 227,460 shares of our common stock for an aggregate cost of $5.7 million, leaving $7.5 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2020. We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $41.2 million from December 31, 2019 to September 30, 2020, reflecting higher business levels in September 2020 compared to December 2019.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $44.1 million and the increase in operating lease liabilities, including current portion, of $44.4 million from December 31, 2019 to September 30, 2020, are primarily due to new leases and lease renewals during the nine months ended September 30, 2020.

Accounts Payable

Accounts payable increased $27.6 million from December 31, 2019 to September 30, 2020, primarily due to increased business levels in September 2020 compared to December 2019.

Accrued Expenses

Accrued expenses increased $16.9 million from December 31, 2019 to September 30, 2020, primarily due to accruals for certain performance-based incentive plans and contributions to our defined contribution plan, and higher accruals for wages and vacation due to timing. These increases were partially offset by lower accrued balances related to workers’ compensation and third-party casualty insurance at September 30, 2020 versus December 31, 2019, primarily due to net payments in excess of claims activity for the nine months ended September 30, 2020.

Long-term Debt

The $31.6 million decrease in long-term debt, including current portion, from December 31, 2019 to September 30, 2020 is primarily due to the repayment in third quarter 2020 of the $40.0 million balance of our accounts receivable securitization program, which was outstanding as of December 31, 2019.

Off-Balance Sheet Arrangements

At September 30, 2020, our off-balance sheet arrangements for purchase obligations totaled $41.6 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 24.9% and 24.3% for the three and nine months ended September 30, 2020, respectively, compared to 30.3% and 28.3% for the same periods of 2019. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors may cause the full-year 2020 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2020		2019		2020		2019

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$8,227	21.0%	$4,902	21.0%	$13,082	21.0%	$13,335	21.0%
Federal income tax effects of:
Alternative fuel credit	(257)	(0.7)%	—	—%	(955)	(1.5)%	—	—%
Nondeductible expenses and other	550	1.5%	342	1.4%	930	1.5%	1,178	1.9%
Increase (decrease) in valuation allowances	88	0.2%	(26)	(0.1)%	323	0.5%	(26)	—%
Decrease in uncertain tax positions(1)	—	—%	—	—%	(933)	(1.5)	—	—
Tax expense from vested RSUs	(138)	(0.4)%	56	0.2%	541	0.9%	464	0.7%
Federal research and development tax credits	(62)	(0.2)%	—	—%	(505)	(0.8)%	—	—%
Nonunion pension termination expense(2)	—	—%	1,040	4.5%	—	—%	1,040	1.6%
Life insurance proceeds and changes in cash surrender value	(316)	(0.8)%	(117)	(0.4)%	(54)	(0.1)%	(570)	(0.9)%
Federal income tax provision	$8,092	20.6%	$6,197	26.6%	$12,429	20.0%	$15,421	24.3%
State income tax provision	1,682	4.3%	875	3.7%	2,682	4.3%	2,543	4.0%
Total provision for income taxes	$9,774	24.9%	$7,072	30.3%	$15,111	24.3%	$17,964	28.3%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.
(2)	Represents the impact of a noncash pension termination expense (with no tax benefit) recognized during the three and nine months ended September 30, 2019 related to an amount which was stranded is accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination (see Note G to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q).

At September 30, 2020, we had $60.7 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2020 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.0 million and $0.7 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2020 and 2019, financial reporting income exceeded income determined under income tax law.

During the nine months ended September 30, 2020, we made federal, state, and foreign tax payments of $9.2 million, and received refunds of $0.4 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2019 Annual Report on Form 10-K. The following policy has been updated during the nine months ended September 30, 2020 for the adoption of an accounting standard update.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These financing arrangements include a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million and an accounts receivable securitization program that allows for initial cash proceeds of $125.0 million to be provided under the program. As of December 31, 2019, we had outstanding borrowings of $70.0 million under our Credit Facility and $40.0 million under our accounts receivable securitization program. In March 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our Credit Facility and borrowed an additional $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty and the potential for cash flow disruption resulting from the COVID-19 outbreak. Due to improvement in our consolidated net cash position, stabilized customer account payment trends, and improved business levels, we repaid the $180.0 million drawdown on our Credit Facility and the $85.0 million of borrowings outstanding under our accounts receivable securitization program during the third quarter of 2020. As of September 30, 2020, we had available borrowing capacity under the initial maximum credit amounts of the Credit Facility and the accounts receivable securitization program of $180.0 million and $113.3 million, respectively. Our financing arrangements are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our credit agreements. We did not modify our Credit Facility, accounts receivable securitization program, or interest rate swap agreement during the three and nine months ended September 30, 2020 and, therefore, we are subject to the interest rate risk due to the variable interest rates on the borrowings under our credit agreements as of September 30, 2020 as disclosed in Part II, Item 7A of our 2019 Annual Report on Form 10-K. On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of September 30, 2020.

Risks associated with the continued economic impacts of the COVID-19 pandemic remain uncertain. Further discussion related to the impact of COVID-19 on our business and our response to the pandemic can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. In addition to the risk factors disclosed in Part I, Item 2 of our 2019 Annual Report on Form 10-K, we have supplemented our risk factors as discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Since December 31, 2019, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2019 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program (2)

	(in thousands, except share and per share data)
7/1/2020-7/30/2020	—	$—	—	$10,034
8/1/2020-8/31/2020	27,604	31.81	27,604	$9,156
9/1/2020-9/30/2020	49,856	32.62	49,856	$7,530
Total	77,460	$32.33	77,460
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

ARCBEST CORPORATION
(Registrant)

Date: November 6, 2020	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 6, 2020	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer