Form 10-K
period 2020-12-31
ARCBEST CORP /DE/
filed 2021-02-26
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2020.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2020, was $658,708,492.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 19, 2021, was 25,397,696.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 29, 2021, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	widespread outbreak of an illness or disease, including the COVID-19 pandemic and its effects, or any other public health crisis, as well as regulatory measures implemented in response to such events;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us;
●	a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents;
●	interruption or failure of third-party software or information technology systems or licenses;
●	untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight;
●	the loss or reduction of business from large customers;
●	the ability to manage our cost structure, and the timing and performance of growth initiatives;
●	maintaining our corporate reputation and intellectual property rights;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and develop employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	governmental regulations;
●	environmental laws and regulations, including emissions-control regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	self-insurance claims and insurance premium costs;
●	potential impairment of goodwill and intangible assets;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	seasonal fluctuations and adverse weather conditions; and
●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

From its roots in less-than-truckload (“LTL”) delivery, ArcBest has transformed into a full-scale provider of end-to-end supply chain services with a focus on innovation. Under the ArcBest brand, we offer our full array of logistics solutions to optimize our customers’ supply chains, while we continue to offer asset-based LTL services through the ABF Freight® network and ground expedite services under the Panther Premium Logistics® brand. Our service offerings also include truckload, dedicated, managed transportation, intermodal, international air and ocean, time critical, warehousing and distribution, household goods moving services under the U-Pack® brand, and commercial vehicle maintenance and repair through FleetNet America®. With a comprehensive suite of freight transportation and logistics services and employees who have The Skill and The Will® to get the job done, ArcBest has the unique ability to address even the most complex logistics and supply chain challenges that our customers face every day.

Our operations are conducted through our three reportable operating segments, which are described in the Business Description section below:

●	Asset-Based, which represents ABF Freight System, Inc. and certain other subsidiaries, including ABF Freight System (B.C.) ULC; ABF Freight System Canada ULC; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF Freight”);
●	ArcBest, our asset-light logistics operation; and
●	FleetNet.

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

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We seek to expand our revenue opportunities through deepening our existing customer and carrier relationships and securing new ones. We build relationships that last for decades and our customers assign a high degree of value for the capacity options, high level of service, and professionalism we provide. We increase these capacity options and enable high service levels by growing mutually beneficial relationships with our carrier partners. When customers talk about us, they say that we solve their logistics and transportation challenges, we are a trusted provider and partner who understands them, and we make their jobs easier.

●	Balancing our revenue and profit mix. We seek to differentiate ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing the mix of our revenue and profit between our Asset-Based segment and our Asset-Light operations. This growth in our Asset-Light business better reflects our customers’ spend for these services, and it drives long-term financial sustainability for us by making our business less capital-intensive relative to its size and by reducing volatility in our business performance through varying cycles, events, and/or environments.
●	Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. We seek to improve the customer experience while simultaneously driving improved cost efficiency in our business.

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

For the year ended December 31, 2020, no single customer accounted for more than 3% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 12% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 68% of our total revenues before other revenues and intercompany eliminations in 2020. For the year ended December 31, 2020, no single customer accounted for more than 4% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 11% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2020, 2019, and 2018.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight offers interstate and intrastate service to approximately 52,000 communities through 239 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

Our Asset-Based operations offer transportation of general commodities through standard, time-critical, and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. Shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by our Asset-Based operations include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

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

ArcBest Technologies, Inc., our wholly-owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in operation in a limited number of locations. ABF Freight has leased new facilities in the test pilot regions in Indiana and a new distribution center in Kansas City where operations commenced in late-third quarter 2020. The pilot provides ABF Freight an opportunity to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While we believe the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Labor costs, which amounted to 52.4% of Asset-Based revenues for 2020, are the largest component of the segment’s operating expenses. As of December 2020, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018 by a majority of ABF Freight’s IBT member employees who voted. Following ratification of the supplements to the collective bargaining agreement, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which began accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The profit-sharing bonus under the 2018 ABF NMFA was earned for the years ended December 31, 2020 and 2019 upon the Asset-Based segment achieving an annual GAAP operating ratio of 95.3% for 2020 and 95.2% for 2019.

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). ABF Freight’s funding obligations to the multiemployer pension plans to which it contributes are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension plan contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes.

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

For the year ended December 31, 2020, the combined revenues of our Asset-Light operations accounted for approximately 32% of our total revenues before other revenues and intercompany eliminations. For the year ended December 31, 2020, no single customer accounted for more than 5% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 25% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2020, 2019, and 2018.

ArcBest Segment

Our ArcBest segment originated with the formation of ABF Logistics in July 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. We have continued to strategically invest in our Asset-Light operations to help ensure we are positioned to serve the changing marketplace and meet our customers’ expanding needs by providing a comprehensive suite of transportation and logistics services. The ArcBest segment includes the acquired ground expedite services of the Panther Premium Logistics brand; our acquired truckload and dedicated operations; and household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations. Under our enhanced market approach to offer customers a single source of end-to-end logistics, the service offerings of the ArcBest segment have become more integrated. Management’s operating decisions are increasingly focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. The ArcBest segment offers the following solutions:

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

Truckload and Dedicated

Our truckload and dedicated services provide third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over the road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. We offer a growing network of more than 40,000 qualified service providers, with services to 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

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

Moving

Our moving services offer flexibility and convenience in the way people move through targeted service offerings for the “do-it-yourself” consumer. We offer these targeted services at competitive prices that reflect the additional value customers find in our convenient, reliable moving service offerings. Industry-leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

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

FleetNet Segment

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers in the United States, Canada, and Puerto Rico. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. and was incorporated in 1993 as Carolina Breakdown Service, Inc. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997.

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including Yellow Corporation, FedEx Freight Corporation (included in the FedEx Freight reporting segment of FedEx Corporation), UPS Freight (included in the Supply Chain & Freight reporting segment of United Parcel Service, Inc.), Old Dominion Freight Line, Inc., Saia, Inc., the LTL reporting segment of Roadrunner Transportation Systems, Inc., and the North American LTL operations of XPO Logistics, Inc. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling, access to other ArcBest logistics solutions, and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 17,000 active brokerage authorities, as well as asset-based truckload carriers, logistics companies including large expedite carriers, smaller expedite carriers, foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, internal shipping departments at companies that have substantial transportation requirements, smaller niche service providers, and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies including Landstar System, Inc., Echo Global Logistics, Inc., Hub Group, Inc., the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc., the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc., and the Logistics segment of Knight-Swift Transportation Holdings Inc. ArcBest’s moving services compete with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

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

Pricing

Approximately one fourth of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other three fourths of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, and current market conditions.

In December 2019, we began allowing shippers without negotiated published rates to obtain competitive LTL rates for their shipping needs with ABF Freight’s reliable service and capacity options. This innovative pricing mechanism allows customers to instantly access LTL rates online, by phone, or through application programming interface (“API”) technology for shipments within the United States, Canadian cross-border, Mexico, and Puerto Rico. We are able to offer customers the best price on each shipment by leveraging available capacity within the ABF Freight network at the time of the shipment. The market has been receptive to this pricing option for transactional LTL shipments and the program has been beneficial in optimizing our business levels during 2020.

In August 2017, we began applying space-based pricing on shipments subject to LTL tariffs to better reflect freight shipping trends that have evolved over the last several years. These trends include the overall growth and ongoing profile shift of bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

Industry Factors

According to management’s estimates and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $330 billion, with $43 billion of potential revenue in the LTL market segment, $244 billion potential in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Our Asset-Light operations represent a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges as well as for lower cost supply chain alternatives.

The transportation industry is subject to numerous laws, rules, and regulations, as further discussed below within “Environmental and Other Government Regulations,” and carriers are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The trucking industry faces rising costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy, as well as increasing costs in certain non-industry specific areas, including health care and retirement benefits. Higher compliance costs will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors. In addition, disruptions from unexpected events such as natural disasters and the COVID-19 pandemic have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management within their supply chains.

Seasonality

Our operations are impacted by seasonal fluctuations that affect tonnage, shipment or service event levels, and demand for our services, which in turn may impact our revenues and operating results. The COVID-19 pandemic had a significant negative impact on demand for our services during the second quarter of 2020, resulting in lower tonnage, shipment, and service event levels and, consequently, a decline in revenues. Although business levels improved in the third quarter of 2020, our results for 2020 do not reflect typical seasonal trends in business levels as described below for our reportable operating segments as a result of the impact of the COVID-19 pandemic on second quarter business levels.

Freight shipments and operating costs of our Asset-Based and ArcBest segments can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while, historically, the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic as previously described, may influence quarterly business levels.

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

Technology

Our advancements in technology are important to customer experience, efficiency, and scalability, and provide a competitive advantage. We continue to make investments in technology and innovations to advance in these areas. The majority of the information technology applications we use have been developed internally and tailored specifically for customer, capacity supplier, or internal business processing needs by our ArcBest Technologies subsidiary.

As previously disclosed in “Asset-Based Segment” within this Business section,  ArcBest Technologies began a pilot in early 2019 to improve freight handling at ABF Freight, which utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely. We have made other technology investments in a variety of areas to improve customer experience and optimize costs in our operating segments. In the Asset-Based segment, we are using enhanced tools to improve city pickup and delivery productivity, including advanced hardware and software enabled by proprietary analytics and algorithms. We use certain cognitive technologies to improve customer service and optimize our operations. In the ArcBest segment, we have developed machine-learning cognitive technologies using algorithms embedded in the applications our employees use to simplify and drive better decision making. We have launched a capacity sourcing tool to optimize the utilization of internal equipment capacity while reducing the time it takes to secure external equipment capacity in meeting customer requirements. We also use common quoting systems and predictive analytics tools which are undergoing continuous development and require ongoing investment.

Freight transportation customers communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, web, mobile applications, or electronic data interchange (“EDI”)  and, more recently, by API. In the ArcBest segment, the information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to provide the transportation, we are in contact with the carrier through numerous means of communication (i.e., mobile apps, satellite tracking, electronic logging device (“ELD”), and other communication units on the vehicles) to continually update the position of equipment, to better meet customers’ requirements to track the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers with real-time electronic updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites which allow customers to access information about their shipments, request shipment pickup, and utilize a variety of other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and Extensible Markup Language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own website or backend information systems using EDI standards as well as secure API. As a result, our customers can provide shipping information and support directly to their own customers.

ArcBest launched an innovation accelerator to encourage new, transformative ideas. This accelerator represents a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company, as well as evaluate potential external innovation partners. In 2020, ArcBest was a member of the Blockchain in Transport Alliance, which is a consortium of more than 250 freight transportation companies working to develop and set standards for the use of blockchain technology within the logistics and transportation industry.

Insurance

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty liability, and cargo loss and damage. We are effectively self-insured for $1.0 million of each workers’ compensation loss.  For each third-party casualty loss, we are generally self-insured for $1.0 million. We are also self-insured for each cargo loss, up to a $0.3 million deductible for our Asset-Based segment and a $0.1 million deductible for our ArcBest segment. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2021 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’

compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

Environmental and Other Government Regulations

Various international, federal, state and local agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, indirect air carriage, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. Compliance with future modifications to the regulations impacting the transportation industry may impact our operating practices and costs, which could have a material adverse impact on our financial condition, results of operations, and cash flows. Other carriers would be similarly affected by changes in industry regulations; therefore, the impact of such changes on our competitive position cannot be determined.

Environmental Regulations

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil.

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In September 2020, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling.

In September 2019, the state of California signed legislation which directs the California Air Resources Board (the “CARB”) and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. In December 2019, the CARB announced it will be suspending, until at least January 2022, its previously approved plans to enforce certain provisions of the EPA/NHTSA Phase 2 Final Rule that would regulate glider kits and trailers. In the event the EPA does not enforce the trailer regulations of EPA/NHTSA Phase 2, certain other states may also individually enact legislation to enforce the regulations. At the present time, management believes that these regulations may not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove to be as cost-effective as forecasted by the EPA and the NHTSA.

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide emissions. In January 2020, the EPA published an Advanced Notice of Proposed Rulemaking to solicit pre-proposal comments on the CTI. One planned feature of the initiative is to coordinate emissions standards nationwide in an effort to make compliance easier for the industry by preventing a further patchwork of state and local emissions regulations. The EPA intends to issue a proposed rulemaking in 2021 and is considering implementation of new standards beginning for 2027 model year engines.

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

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks for use in tractors and trucks. Maintenance of our 56 underground fuel storage tanks, which are located in 16 states, is regulated by the EPA and, in most cases, by state agencies. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results.

Certain of our Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. We are currently negotiating a settlement with the EPA regarding certain non-compliance issues with the CWA, the amount of which is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

We have received notices from the EPA and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating our subsidiaries’ involvement in waste disposal or waste generation at such sites, we have either agreed to de minimis settlements or determined that our obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurance in this regard. It is anticipated that the resolution of our environmental matters could take place over several years. Our reserves for environmental compliance matters and cleanup costs are estimated based on management’s experience with similar environmental matters and on testing performed at certain sites.

Other Government Regulations

We operate in the United States, and from the United States for international transportation, pursuant to federal operating authority granted by the U.S. Department of Transportation (the “DOT”) and the U.S. Federal Maritime Commission. Our operations are subject to cargo security and transportation regulations issued by the Transportation Security Administration and regulations issued by the U.S. Department of Homeland Security.

Our Asset-Based operations and our ArcBest segment’s network of third-party contract carriers must comply with industry regulations, including the ELD mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks and hours-of-service, safety and fitness, and other regulations of the DOT, including requirements related to drug and alcohol testing. We are subject to the hazardous materials regulations of the FMCSA for our transportation and arrangement for transportation of hazardous materials and explosives, as well as our disposal of hazardous waste.

We provide transportation and logistics services to and from a number of international locations and are, therefore, subject to a wide variety of domestic and international laws and regulations, including export and import laws. We are also subject to compliance with the Foreign Corrupt Practices Act and hold Customs-Trade Partnership Against Terrorism status for businesses within our Asset-Based and ArcBest segments.

If we were to violate the government regulations under which we operate, we may be subject to substantial fines or penalties or our business operations could be restricted, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

Human Capital Resources

As of December 2020, we had approximately 13,000 employees, of which approximately 59% were members of labor unions. As previously described in “Asset-Based Segment” within this Business section, as of December 2020, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2023.

Employee Attraction, Development, and Retention

Our business results and future growth opportunities depend on our ability to successfully manage our human capital resources, including attracting, developing, and retaining our personnel. Our data enriched, real-time linkage between forecasted demand and diverse talent pools, along with hiring for character, enable our unified recruiting team to attract and onboard the right candidates for the right roles faster than ever before. It all starts with hiring the right, values-aligned people. We then have intentional training and development plans throughout each stage of career progression that accelerate job mastery and development for future roles. We strive to recruit the right individual for each position and maintain a culture of continuous growth and development for our employees.  Through our comprehensive learning program, we offer classroom, virtual, and web-based training options. We also offer a tuition reimbursement program, and we partner with a private university to offer onsite and virtual classes for employees to further their education.

We utilize a customized performance management system that incorporates goals and development planning to better position employees in their career paths. We also have a succession planning program to ensure continuity in critical roles within our organization. We evaluate compensation to ensure it remains competitive, including the insurance and retirement benefits we provide to support the four pillars of wellness for our employees – physical, financial, emotional, and social. An annual survey is conducted to request feedback from employees to help us assess and improve engagement and implement changes to enhance our work environment.

Attracting and retaining qualified truck drivers is crucial to our business. To address the driver shortage that continues to impact the freight transportation industry, we have a partnership with the IBT that allows us to hire potential drivers and train them in-house through our Driver Development Program.

Diversity, Equity, and Inclusion

We embrace and encourage diverse experience and perspectives which, in turn, help us create an environment in which our employees want to belong, and such diversity helps us better serve our customers around the globe. We recently partnered with a consulting firm who specializes in the areas of diversity, equity, and inclusion as we work to assess, develop, and measure these areas of human capital management in our organization. Our corporate Code of Conduct sets forth our general principles of business conduct and ethics. Our nonunion employees are required to participate in annual Code of Conduct training, which includes our anti-discrimination and anti-harassment policies to further educate to our employees about the importance of diversity.

Health, Safety, and Security

We are focused on the health and wellbeing of our employees and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program in which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform and weight loss program, and we encourage healthy behaviors throughout the year through regular communications, educational sessions, wellness challenges, and other incentives.

As a transportation company, safety is critical to our business. We have safety procedures and guidelines, as well as required training and certification programs, for our drivers and freight handling personnel to promote safety on and off the road. Our safety policies and procedures extend to each of our company campuses to ensure the health, safety, and welfare of all employees. We also have safety measures and policies that apply to all independent contractors, owner operators, and fleet owners in our Panther fleet, for whom we have provided safety programs to heighten awareness, promote safe driving behaviors, and reduce violations and accidents.

In response to the COVID-19 pandemic, we implemented business continuity processes focused on maintaining customer service levels while emphasizing the health, welfare, and safety of our employees and our customers. The additional measures we implemented to safeguard our employees and customers, which are in alignment with guidelines established by the Centers for Disease Control and Prevention, are described in “COVID-19” within Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

We expect all employees, suppliers, and business affiliates to obey and respect human rights laws, and we will not tolerate any conduct that violates these laws. Due to the nature of our industry, we are in a critical position to help raise awareness of human trafficking to potentially disrupt these networks. Through partnerships with Truckers Against Trafficking® and Polaris, we educate our employees and drivers on the realities of modern-day slavery and how they can play a role in supporting the fight against human trafficking.

Reputation and Responsibility

Our Company and our brands are consistently recognized for best-in-class performance.

Brands

The value of our brands is critical to our success. ArcBest is recognized as a leading logistics provider with creative problem solvers who deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. The ABF Freight brand is well-recognized in the industry for our Asset-Based operations’ leadership in commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a best-in-class service provider known for excellence in the areas of customer service, reliability, and problem solving. The Panther Premium Logistics brand within the operations of our ArcBest segment is recognized for solving the toughest shipping and logistics challenges, delivering time-sensitive, mission-critical, and high-value freight with speed and precision. Our U-Pack brand offers a range of household moving and storage services, so our customers can move their household goods safely and affordably across the United States, Canada, and Puerto Rico.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including, but not limited to “ArcBest”, “ABF Freight”, “FleetNet America”, “Panther Premium Logistics”, “U-Pack”, “The Skill & The Will”, and “More Than Logistics”. For some marks, we also have registered or are pursuing registration in certain other countries. We believe these marks or designs are of significant value to our business and play an important role in enhancing brand recognition and executing our marketing strategy. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including  equipment and process patents in connection with the previously disclosed pilot test program at ABF Freight.

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In the local community of our corporate headquarters, we have been a long-time supporter of the United Way of Fort Smith Area and its partner organizations. In 2020, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. ArcBest was voted the Times Record “Best of the Best” place to work in the Fort Smith, Arkansas region in 2020 for the third consecutive year and is a three-time recipient of the “Healthy Workplace Award” from the Fort Smith Regional Chamber of Commerce. We support our employees as they carry out our wellness value by participating in healthy initiatives within the workplace and by representing our company in wellness events in their local communities.

In recognition by our customers for providing outstanding solutions and services, ArcBest was selected as a SupplyChainBrain “Great Supply Chain Partner” in 2020 for the third consecutive year, while ABF Freight was a three-time recipient of the honor preceding the first year ArcBest was named to the list. In 2019, ArcBest was recognized in Inbound Logistics’ annual list of “Green 75 Supply Chain Partners” for the third consecutive year, following ABF Freight’s appearance on the list of supply chain partners committed to sustainability for the previous seven years.

In 2020, ArcBest was named to Inbound Logistics’ list of “Top 100 Truckers” for the third consecutive year, continuing ABF Freight’s recognition on the list for the previous four years. The Company was also ranked 17th in The Commercial Carrier Journal’s 2020 list of “Top 250 For-Hire Carriers” for our fifth year of being listed. Marking the fourth year in a row to be honored by Training magazine, followed by eight consecutive years of ABF Freight’s recognition on the list, ArcBest was listed 16th in the “Training Top 125” in February 2021. ArcBest received the Samsara “2020 Top Fleet Award” for Fleet Innovator in recognition of being a technology-forward problem solver. In 2020, ArcBest was recognized in the “FreightTech 100” by FreightWaves, Inc. as one of the most innovative and disruptive companies across the freight industry.

ArcBest was recognized by Forbes as one of America’s “Best Large Employers” for 2021 and as one of America’s “Best-In-State Employers” in Arkansas for 2020. For the second consecutive year, ArcBest was named to Forbes’ Top 500 List of the “Best Employers for Diversity” in 2020. Our Chairman of the Board, President and CEO, Judy R. McReynolds, was named to the list of the “2020 Top 10 Women in Logistics” by Global Trade Magazine, the “Arkansas 250” list of Arkansas’ most influential leaders by Arkansas Business in 2020, the “2019 Distinguished Woman in Logistics” by the Women in Trucking Association, and the “2019 Most Influential Corporate Board Directors” by WomenInc. Magazine. ArcBest was designated as a 2020 Women on Boards “Winning “W” Company” for having more than 20% of its board seats held by women. For the third-time, ArcBest was recognized in 2019 by the Women’s Forum of New York for achieving at least 30% female representation on its board of directors.

Asset-Based Segment

Our Asset-Based carrier ABF Freight received the “Quest for Quality Award” in the National LTL and Truckload Expedited Motor Carrier categories from Logistics Management magazine for 2020, marking its eighth consecutive year and ninth year overall to be recognized. ABF Freight received the 2018 “Prism Award for Best Practices in Technology” from the American Payroll Association in recognition of its innovative practices in the areas of technology, management, process improvement and overall best practices in the U.S. payroll industry. ABF Freight partners with the IBT and the U.S. Army in the Teamsters Military Assistance Program, a joint training program to help soldiers transition from military service to civilian careers as professional truck drivers. ABF Freight earned the designation as a 2021 Military Friendly® Employer for its support of veterans by providing training and employment opportunities in the freight and logistics industry. In 2020, ABF Freight formed a partnership with the U.S. Military to train transitioning service members for our management roles through the Department of Defense Skillbridge program. In 2019, ABF Freight joined the U.S. Army Partnership for Youth Success (PaYS) program. This initiative connects first-term regular Army and Army Reserve soldiers to the civilian workforce by providing two guaranteed job interviews and possible employment after their service in the Army.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is a nine-time winner of  the American Trucking Associations’ Excellence in Security Award, an eight-time winner of the Excellence in Claims & Loss Prevention Award, and a seven-time winner of the President’s Trophy for Safety. In January 2019, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2019-2020 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism. In October 2018, an ABF Freight driver was named by the American Trucking Associations as the “National Truck Driver of the Year,” an honor bestowed upon one exceptional driver for noteworthy and career-long professional achievements, including a stellar safety record and dedication to keeping the roads safe.

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. To further enhance fuel economy and reduce emissions, our Asset-Based segment voluntarily installs aerodynamic aids on its fleet of over-the-road trailers. ABF Freight participates in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. In 2020, ABF Freight was recognized, for the third consecutive year and for the fourth time overall, with the SmartWay Freight Carrier Excellence Award by the EPA’s SmartWay Transport Partnership for being a top freight carrier for outstanding environmental achievements and an industry leader for its actions to reduce freight emissions. In 2019, ABF Freight was named a SmartWay High Performer by the EPA in recognition of its leadership in the freight industry for producing more efficient and sustainable supply chain solutions. ABF Freight has also participated in opportunities to address environmental issues in association with the American Trucking Associations’ Sustainability Task Force.

ArcBest Segment

Our ArcBest segment was recognized by Transport Topics on the “Top Freight Brokerage Firms” list in 2020, marking its sixth consecutive year to be listed. ArcBest was recognized with three “Quest for Quality” awards in 2020 by Logistics Magazine in the categories of Truckload Expedited Motor Carrier, Truckload Household Goods & High Value, and Rail Intermodal Marketing. The 2020 awards mark the sixth time Panther has been recognized by for the commitment to quality of our expedite operations and the second time U-Pack has been honored with the award. In 2018, ArcBest was named a “Top 50 U.S. Third-party Logistics Provider” by Armstrong & Associates, Inc. for the second year in a row. ArcBest Logistics and Panther are also EPA SmartWay Transport Partners.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our website located at www.arcb.com or through the SEC’s website located at www.sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The Annual Report on Form 10-K and other information may also be obtained without charge in writing to ArcBest Corporation, Attention: Investor Relations, 8401 McClure Drive, Fort Smith, AR 72916; or by telephone at 479-785-6000. The information contained on our website does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS

Our business is subject to a variety of material risks about which we are aware. We could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. This Risk Factors section discusses the material risks relating to our business activities, including business risks affecting the transportation industry and our Company that are largely out of our control. If any of these risks or circumstances actually occur, it could materially harm our business, results of operations, financial condition, and cash flows; impair our ability to implement business plans or complete development activities as scheduled; and/or result in a decline in the market price of our common stock.

Risks Related to Significant Unusual Events

The widespread outbreak of an illness or disease, including the COVID-19 pandemic and its effects, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our employees and/or adversely affect our business, results of operations, financial condition, and cash flows.

Our business has been and may continue to be negatively impacted by the COVID-19 pandemic, and could be negatively impacted by the widespread outbreak of another illness, disease, or public health crisis in the future. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Measures intended to prevent the spread of a health epidemic could also have an adverse effect on our business. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions that have resulted in business closures and disrupted supply chains worldwide. The COVID-19 pandemic and measures taken to prevent its spread negatively impacted demand for our services, and thus our shipment and tonnage levels, primarily in the second quarter of 2020, and could negatively impact our business in the future. The impact of the COVID-19 pandemic on our business during 2020 is further discussed in “COVID-19” within Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

Through the date of this filing, we have not experienced significant disruptions in our operations due to quarantines or positive COVID-19 cases among our employees. However, we have closed certain of our service center facilities for short periods of time as a result of positive COVID-19 cases and performed deep cleaning procedures at these locations. We cannot be certain that we will not experience disruptions to our operations in the future as the COVID-19 pandemic continues to evolve. If a high number of our employees were to contract COVID-19, our operations and customer service levels, and, consequently, our results of operations, could be adversely impacted.

The extent of the continued impact of the COVID-19 pandemic on our business and our employees is uncertain and will depend on future developments, including the duration and severity of the pandemic and government restrictions imposed in response to the pandemic. Extended periods of economic disruption and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition, and cash flows.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans can be successfully implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

Risks Related to Technology and Cybersecurity

We are dependent on our information technology systems, and a systems failure or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our information technology systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Any significant failure or other disruption in our critical information systems, including cybersecurity attacks and other cyber incidents, that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we have transitioned a significant portion of our employee population to remote work arrangements, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks. Although we have implemented measures to mitigate the heightened risk, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

A significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse effect on our business, results of operations, and financial condition. We attempt to mitigate our exposure to these risks through our technology security programs and disaster recovery plans, but there can be no assurance that such measures will prevent such risks. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic.

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

Certain of our information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our information technology systems depends upon the internet, electric utility providers, and telecommunications providers (terrestrial, cellular and satellite). The information technology systems of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide. Such disruptions or failures could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that supports our operations, and these operations depend on our ability to maintain these licenses. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

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

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers, and we believe that we must respond by investing in the enhancement of existing technology and in the development of new and innovative solutions to improve efficiencies and meet our customers’ needs. We have made, and continue to make, significant investments in software and physical assets that are in various stages of development and implementation. These investments include a pilot test program we began in early 2019 to improve freight handling at ABF Freight as further described in “Asset-Based Segment” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

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

If we do not pursue technological advances or engage in innovation, if we fail to successfully or timely develop and deploy enhanced or new technology, or if any enhanced or new technology does not yield the results we expect, we may be placed at a competitive disadvantage; lose customers; incur higher than anticipated costs, including the possible impact of asset impairment or the write-off of software development costs; or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

Risks Related to Our Business

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

Our growth plans place significant demands on our management and operating personnel, and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. Hiring new employees may increase training costs and may result in temporary labor inefficiencies. We have also incurred increased costs associated with long-term investment in the development of our owner operator fleet and contract carrier capacity for our ArcBest segment. As we focus on growing the business in our ArcBest segment, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share, which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels or changing market demands, as portions of salaries, wages, and benefits are fixed in nature and the adjustments that would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change. Due to the negative impact of the COVID-19 pandemic on demand for our services, we made operational changes in our Asset-Based network beginning in second quarter 2020, including workforce reductions to better align resources with business levels. As tonnage levels increased in the second half of 2020, certain operational resources were added back and they will continue to be carefully managed to available business. We may incur additional costs related to purchased transportation and/or experience labor inefficiencies while, and for a time following, training employees who are hired in response to growth. Incurring additional labor and/or purchased transportation costs which are disproportionate to our business levels could have a material adverse effect on our results of operations and financial condition. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement in our Asset-Based segment’s results of operations.

Damage to our corporate reputation may cause our business to suffer.

ArcBest is recognized as a leading logistics provider with creative problem solvers who deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets. Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators or other third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther Premium Logistics, and U-Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, environmental, social and governance (“ESG”) issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Our business, including the self-service moving services provided under our U-Pack brand, is increasingly dependent on the internet for attracting and securing customers, and the possibility that fraudulent behavior may confuse or deceive customers heightens the risk of damage to our reputation and increases the time and expense required to protect and maintain the integrity of our brands. With the increased use of social media outlets, adverse publicity, especially when based upon incorrect information or false statements, can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and, thus, have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

Our corporate reputation and business depend on a variety of intellectual property rights, and if we face infringement claims, the costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including, but not limited to, “ArcBest”, “ABF Freight”, “FleetNet America”, “Panther Premium Logistics”, “U-Pack”, “The Skill & The Will”, and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire internet domain names held by others when such names have caused, or had the potential to cause, consumer confusion. Additionally, our business and operations utilize and depend upon both internally developed and purchased technology. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with the previously disclosed pilot test program at ABF Freight. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Risks Related to Our Industry

We operate in a highly competitive and fragmented industry, and our business could suffer if we are unable to adequately address factors that could affect our profitability, growth prospects, and ability to compete in the transportation and logistics market.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The competitive factors material to our business are the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel, and have greater operating flexibility because they are subject to less-stringent labor work rules. Wage and benefit concessions granted to certain union competitors have allowed for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing and customers may accept bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Certain of our competitors may more effectively bundle their service offerings, which could impair our ability to maintain or grow our share of one or more markets in which we compete.
●	Our FleetNet operations also face challenges, and could suffer loss of business, due to companies that choose to insource their fleet repair and maintenance services.

Additionally, we have implemented measures, such as cubic minimum charges, in response to the evolving freight shipping trends over the last several years, including changes in shipment profiles and the acceleration in e-commerce. As the retail industry continues its trend toward increases in e-commerce, particularly in light of the impacts of COVID-19 on brick-and-mortar stores, the manner in which our customers source or utilize our services will continue to be impacted. If we are unable to successfully adapt and implement appropriate measures in response to these changes, our operating results could be adversely affected.

Increased prices for, or decreases in the availability of, new revenue equipment, as well as higher costs of equipment-related operating expenses, could adversely affect our results of operations and cash flows.

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

Risks Related to Employees and Benefits

We depend on our employees to support our business operations and future growth opportunities. If we have difficulty attracting and retaining employees, or if ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

As of December 2020, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT that will remain in effect through June 30, 2023. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility, which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

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

Many of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded, as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The underfunded status of these plans developed over many years, and we believe that an improved funded status will also take time to achieve, if it can be achieved at all. In addition, the highly competitive industry in which we operate could impact the viability of contributing employers. The reduction or loss of contributions by member employers, the impact of market risk or instability in the financial markets on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, all of which are beyond our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements. Many of the multiemployer pension funds to which we contribute could become insolvent in the near future; however, we would continue to be obligated to make contributions to those funds under the terms of the 2018 ABF NMFA.

Risks Related to Third Parties

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our business, results of operations, financial condition, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. If we are unable to correspondingly increase the prices we charge to our customers, including the effect of third-party carrier rate increases outpacing customer pricing, or if we are unable to secure sufficient third-party services to expand our capacity, add additional routes, or meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including the inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators and drivers of contracted carriers for our ArcBest segment; shortages in available cargo capacity of third parties; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our ArcBest segment.

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

Risks Related to Legal and Regulatory Matters

We are subject to litigation risks, and at times may need to initiate litigation, which could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort from our management team. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known legal claims, asserted against us may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves, which could have a material adverse effect on our financial condition or results of operations.

Our business operations are subject to numerous governmental regulations in the transportation industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our financial condition and results of operations.

Various international, federal, state and local agencies exercise broad regulatory powers over the transportation industry, such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Increases in costs to comply with such regulations or the failure to comply, which could subject us to penalties or revocation of our permits or licenses, could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services. Failure to comply with safety and security laws and regulations can result in both civil and criminal actions against the Company. In addition to the potential harm to our reputation and brands, the financial burdens resulting from such actions could have a material adverse effect on our financial condition and results of operations.

Failures by us, or our contracted owner operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose customers, as well as the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs, or we could experience difficulty in obtaining adequate levels of insurance coverage.

Our ArcBest segment utilizes third-party service providers who are subject to similar regulation requirements, as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, or if we experience a shortage of quality third-party vendors utilized in FleetNet’s operations, there could be a material adverse effect on the business and results of operations of our ArcBest and FleetNet segments. Also, activities by these providers that violate applicable laws or regulations could result in governmental or third-party actions against us. Although third-party service providers with whom we contract agree to comply with applicable laws and regulations, we may not be aware of, and may therefore be unable to address or remedy, violations by them.

As a provider of worldwide transportation and logistics services, the Company collects and processes significant amounts of customer data on a daily basis. Recently, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers can control the use and storage of their data. Complying with new data protection laws and regulations may increase the Company’s compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and may otherwise adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with future environmental laws and regulations may be significant and could adversely impact our results of operations.

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

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions may also require changes in our operating practices and impair equipment productivity. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain  covenants under our financing arrangements. A default under these financing arrangements or changes in regulations that impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program and the revolving credit facility (“Credit Facility”).

Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $70.0 million remains outstanding at the end of February 2021, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

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

If we default under the terms of the Third Amended and Restated Credit Agreement (the “Credit Agreement”) or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of a default under either of these facilities could constitute automatic default on the other of these facilities and could trigger cross-default provisions in our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts receivable securitization program, the lenders could proceed against the collateral by which the facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or accounts receivable securitization program, changes in regulations that impact the availability of funds or our costs to borrow under our financing arrangements, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Claims expenses or the cost of maintaining our insurance, including medical plans, could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for accidents or for cargo loss or damage, property damage, personal injury, and workers’ compensation related to events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, for loss or damage to our customers’ goods or other damages for which we are alleged or may be determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. While we have established reserves that are adjusted to reflect our claims experience, actual claims costs and legal expenses may exceed our estimates. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase, and we could experience difficulty in obtaining adequate levels of insurance coverage in that event. Our self-insurance program for third-party casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, our insurance costs or collateral requirements could materially increase, or we could experience difficulties in finding insurance in excess of our self-insured retention limits. We could also experience additional increases in our insurance premiums or deductibles in the future due to market conditions or if our claims experience worsens. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2020, we had recorded goodwill of $88.3 million and intangible assets, net of accumulated amortization, of $55.0 million. Our annual impairment evaluations for goodwill and indefinite-lived intangible assets in 2020 and 2018 produced no indication of impairment of the recorded balances. Our goodwill and intangible assets are primarily associated with acquisitions in the ArcBest segment. Our annual impairment evaluations for 2019 indicated an impairment of certain of these balances and, as a result, we recorded a noncash impairment related to goodwill and finite-lived customer relationship intangible assets of $20.0 million (pre-tax) and $6.0 million (pre-tax), respectively. (See Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the impairment charge.)

Considering the current environment, we also evaluated our goodwill and intangible assets for indicators of impairment as of December 31, 2020 and, based on our analysis, we believe the balances reported in our consolidated financial statements are appropriate as of December 31, 2020. Given the uncertainties regarding the economic environment and the future impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic, or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and noncash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Other External Conditions

Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. In connection with further changes to U.S. or international trade policy or other global trade impacts, the cost for goods transported globally could increase, which may lead to reduced consumer demands for such goods, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity.

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

Our operations are impacted by seasonal fluctuations that affect tonnage, shipment or service event levels, and demand for our services, which in turn may impact our revenues and operating results. Tonnage and shipment levels, service events, and operating costs of our segments have been, and may in the future be, adversely affected by inclement weather conditions, as further described in “Seasonality” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers or third-party service providers, damage existing infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and business levels and, consequently, our operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities are suitable and adequate and that the facilities have sufficient capacity to meet current business requirements. The Company owns an office facility in Fort Smith, Arkansas, containing 205,000 square feet, which provides space for certain corporate and subsidiary functions. The Company leases a secondary office building in Fort Smith, Arkansas, which contains 18,000 square feet.

Asset-Based Segment

As of December 31, 2020, the Asset-Based segment operated out of its general office building located in Fort Smith, Arkansas, which contains 196,800 square feet, and 239 service center facilities, 10 of which also serve as distribution centers. The Company owns 109 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Kansas City, Missouri	81	360,600
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, the ArcBest segment leases an office and warehouse location in Sparks, Nevada totaling approximately 129,600 square feet and four other locations with approximately 61,700 square feet of office and warehouse space.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 19, 2021, there were 25,397,696 shares of the Company’s common stock outstanding, which were held by 213 stockholders of record.

On January 28, 2021, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.08 per share to stockholders of record as of February 11, 2021. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Third Amended and Restated Credit Agreement, and other factors.

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

As of December 31, 2020 and 2019, treasury shares totaled 3,656,938 and 3,404,639, respectively. Under the repurchase program, the Company purchased 227,460 shares during the nine months ended September 30, 2020 and purchased 24,839 shares during the three months ended December 31, 2020, leaving $6.6 million available for repurchase under the program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
10/1/2020-10/31/2020	—	$—	—	$7,530
11/1/2020-11/30/2020	24,839	37.38	24,839	$6,602
12/1/2020-12/31/2020	—	—	—	$6,602
Total	24,839	$37.38	24,839
(1)	Represents the weighted average price paid per common share including commission.

As previously announced in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 28, 2021, the Board of Directors extended the share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock, increasing the balance from the $6.6 million remaining from the extension authorized in 2015.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2020. This information should be read in conjunction with Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,940,163	$2,988,310	$3,093,788	$2,826,457	$2,700,219
Operating income(1)(2)(3)(4)	98,278	63,770	109,098	61,348	34,065
Income before income taxes(1)(2)(4)(5)	92,496	51,471	84,386	51,576	28,287
Income tax provision (benefit)(6)	21,396	11,486	17,124	(8,150)	9,635
Net income(1)(2)(4)(5)(6)	71,100	39,985	67,262	59,726	18,652
Earnings per common share, diluted(1)(2)(4)(5)(6)	2.69	1.51	2.51	2.25	0.71
Cash dividends declared per common share	0.32	0.32	0.32	0.32	0.32
Balance Sheet Data:
Total assets	1,779,008	1,651,207	1,539,231	1,365,641	1,282,078
Current portion of long-term debt	67,105	57,305	54,075	61,930	64,143
Long-term debt (including notes payable and finance leases, excluding current portion)	217,119	266,214	237,600	206,989	179,530
Other Data:
Net capital expenditures, including assets acquired through notes payable and finance leases(7)	91,703	147,194	133,752	145,672	142,833
Depreciation and amortization of fixed assets	114,379	108,099	104,114	98,530	98,814
Amortization of intangibles	4,012	4,367	4,521	4,538	4,239

(1)	Includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, recognized in fourth quarter 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment. See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Includes a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, recognized by ABF Freight in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”). See Multiemployer Plans within Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)	In accordance with an amendment to Accounting Standards Codification (“ASC”) Topic 715, Compensation – Retirement Benefits, which the Company retrospectively adopted effective January 1, 2018, the components of net periodic benefit cost other than service cost are presented within other income (costs) in the consolidated financial statements. Therefore, these costs are no longer classified within operating income for all periods presented.
(4)	Includes restructuring costs related to the realignment of the Company’s corporate structure of $1.7 million (pre-tax), or $1.2 million (after-tax) and $0.05 per diluted share, for 2018; $3.0 million (pre-tax), or $1.8 million (after-tax) and $0.07 per diluted share, for 2017; and $10.3 million (pre-tax), or $6.3 million (after-tax) and $0.24 per diluted share, for 2016. See Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)	Includes nonunion defined benefit pension expense, including settlement, for 2016 through 2019. Pension settlements related to termination of the nonunion defined benefit pension plan began in fourth quarter 2018 and continued through third quarter 2019. In 2019, when plan termination was completed, nonunion defined benefit pension expense, including settlement and termination expense, totaled $9.0 million (pre-tax), or $7.7 million (after-tax) and $0.29 per diluted share. In 2018, when the pension settlements related to plan termination began, nonunion defined benefit pension expense, including settlement, totaled $18.2 million (pre-tax), or $13.5 million (after-tax) and $0.51 per diluted share. See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of the plan termination and presentation of nonunion defined benefit pension expense, including settlement and termination expense.
(6)	Includes a tax benefit of $3.8 million and $0.14 per diluted share for 2018 and $25.8 million and $0.98 per diluted share for 2017, as a result of recognizing the tax effects of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. See Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(7)	Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation and integrated logistics services to deliver innovative solutions. Our operations are conducted through our three reportable operating segments:

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

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	COVID-19 discusses the impact of the novel coronavirus (“COVID-19”) pandemic on our business, our response to the pandemic, and changes in economic measures which may influence our operating results;
●	Results of Operations includes:
●	an overview of consolidated results with 2020 compared to 2019, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;
●	a financial summary and analysis of our Asset-Based segment results of 2020 compared to 2019, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of the results of our Asset-Light operations for 2020 compared to 2019, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

The Consolidated Results section of Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the Consolidated Results section within Results of Operations of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted global supply chains. In the United States, most states placed restrictions on business operations and issued stay-at-home orders for residents beginning in late March and early April. Although many of these restrictions were eased or lifted throughout the country during May and June, COVID-19 continues to spread and business operations remain challenged. Although unemployment rates have improved since the 14.7% high reached in April 2020, recovery in the unemployment rate has slowed, and the January 2021 unemployment rate was 6.3%, versus 3.5% for the same period of 2020. On June 8, 2020, the National Bureau of Economic Research declared that a recession began in the United States in February 2020. The U.S. real gross domestic product (the “real GDP”) decreased at an annual rate of 31.4% in the second quarter of 2020. This sharp decline in real GDP represents the lowest quarter since the U.S. government began tracking this measure in 1947 and illustrates the difficulty of the economic environment during second quarter 2020. However, real GDP increased at an annual rate of 33.4% in third quarter 2020 and, according to the second estimate released by the Bureau of Economic Analysis on February 25, 2021, real GDP increased at an annual rate of 4.1% in fourth quarter 2020. We are encouraged by the record growth in real GDP in the second half of 2020 and other recent economic measures, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”) and the Industrial Production Index issued by the Federal Reserve. The Industrial Production Index, while still below 2019 levels, increased at an annual rate of 39.8% for third quarter 2020, recovering more than half of its February to April 2020 decline, and increased at an annual rate of 8.4% for fourth quarter 2020. PMI, which is a leading indicator for economic activity in the freight transportation and logistics industry, was 60.7% for December 2020, reflecting economic expansion in the manufacturing sector in December and the eighth consecutive month of growth in the overall economy, compared to 47.2% in December 2019. PMI was 58.7% for January 2021, compared to 50.9% for the same prior-year period, and is expected to expand through 2021. Manufacturing and trade inventory levels remain low and within a range we consider optimal for freight demand; although there can be no assurance that the economic environment, including the impact of the COVID-19 pandemic, will be favorable for our freight services in future periods.

Business Impact

The COVID-19 pandemic and the measures taken to prevent its spread began to impact our business during late March 2020. The negative impact on demand for our services accelerated as the COVID-19 pandemic continued to disrupt businesses and the economy during the second quarter of 2020. Consolidated revenues declined 1.6% in 2020, compared to 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services during the second quarter of 2020. Significant declines in our shipment and tonnage levels during second quarter 2020 drove the full-year decreases in our Asset-Based daily tonnage levels of 0.4% and decreases in our ArcBest segment shipments per day of 4.9% in 2020, compared to 2019. Tonnage and shipment levels began to improve in third quarter 2020 and increased year-over-year in each month of fourth quarter 2020 on a per-day basis, reflecting the positive impact of an improving marketplace. Following a year-over-year decrease of 18.7% in our quarterly consolidated revenues in second quarter 2020, third quarter 2020 increased 0.9% and fourth quarter increased 13.8%, compared to the same prior-year period, respectively. The extent of the continued effect of the COVID-19 pandemic on the economy and customers’ operations and, consequently, our business results depends on future developments.

Our consolidated net income totaled $71.1 million, or $2.69 per diluted share, in 2020, compared to $40.0 million, or $1.51 per diluted share, in 2019, which was impacted by a noncash impairment charge of $19.8 million (after-tax), or $0.75 per diluted share, recognized in the fourth quarter of 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment. Year-over-year improvement in our net income and earnings per share was achieved during this challenging business environment because of the dedication of our employees and prudent business decisions to manage resources and costs to business levels.

Quarter-to-date 2021 Business Update

The revenue improvements we experienced in fourth quarter 2020 continued quarter-to-date through late-February 2021. Compared to the same prior-year period, Asset-Based billed revenue increased approximately 7% on a per-day basis, primarily due to yield improvement, and revenue per day for our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) increased approximately 50%, primarily due to higher shipment levels and an increase in revenue per shipment. Our quarter-to-date 2021 results are further discussed in the business updates within the Asset-Based Segment Results and Asset-Light Results sections.

Business Response

Business Continuity & Our Employees and Customers

We are continuing the business continuity processes we implemented in March 2020 which focused on maintaining customer service levels while emphasizing the health, welfare, and safety of our employees and our customers. The measures we implemented to safeguard our employees and customers, which are in alignment with guidelines established by the Centers for Disease Control and Prevention, include employee communication on COVID-19 symptom awareness, proper hand washing, social distancing, mask wearing, and glove removal; increased cleaning and disinfecting measures; temperature screenings; providing masks and gloves to employees; reduced nonessential travel and in-person meetings, including meetings with customers; remote work arrangements for many personnel; installation of glass dividers between workstations; health screening questionnaires for personnel working onsite; health screening procedures for critical customer visitors; and promotion of social distancing to every extent possible, including between employees and with customers.

Financial Stability

As previously announced, in anticipation of lower business levels and the potential for cash flow disruption, we took actions in late March and early April 2020 to preserve cash and lower costs to mitigate the operating and financial impact of the COVID-19 pandemic.

On March 26, 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our revolving credit facility and borrowed $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to supplement our already strong cash and short-term investments position and preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 outbreak. Due to improvement in our consolidated net cash position, stabilized customer account payment trends, and improved business levels, we repaid these borrowings during third quarter 2020. Additionally, we repaid the remaining outstanding balance of $40.0 million under our accounts receivable securitization program in third quarter 2020. Our consolidated cash, cash equivalents, and short-term investments totaled $369.4 million at December 31, 2020. These amounts, net of debt, increased to a $85.1 million net cash position at December 31, 2020, compared to a $5.0 million net debt position at December 31, 2019, primarily reflecting positive earnings.

We lowered our planned capital expenditures for 2020 by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million. Total net capital expenditures, including equipment financed, for 2020 was $91.7 million, including $63.1 million of revenue equipment. For 2021, our total net capital expenditures, including amounts financed, are estimated to range from $150.0 million to $160.0 million, including revenue equipment of $100.0 million, primarily for our Asset-Based operations.

In April 2020, we implemented cost reduction actions which included a 15% reduction in the salaries of officers and nonunion employees and similar compensation adjustments for hourly nonunion employees; a 15% reduction in fees paid to members and committee chairpersons of our Board of Directors; implementation of a hiring freeze; suspension of the employer match on our nonunion 401(k) plan; and reduction of advertising, training, travel, and other costs to better align with current business levels. The compensation reductions lowered consolidated operating expenses by approximately $15 million in second quarter 2020, versus second quarter 2019. As a result of the positive sequential trends in our business levels through July 2020, we reversed the compensation cost reductions beginning in the third quarter of 2020, including officer and nonunion employee salaries, the employer match on our nonunion 401(k) plan, and fees for our Board of Directors. We provided one-time discretionary payments in fourth quarter 2020 to nonunion exempt personnel for the previously discussed 15% wage reduction incurred during the second quarter of 2020 and provided a bonus to nonunion hourly employees whose hours were reduced during the same time period. The expense related to these payments totaled approximately $11 million.

Throughout the second and third quarters of 2020, we utilized real-time, technology-enabled data to make operational changes in our Asset-Based network, including workforce reductions to better align resources with business levels. We are continually evaluating these operational changes and adjusting to current and anticipated business levels. These operational changes contributed to our positive financial results for 2020. As tonnage levels have increased, certain operational resources have been added back to the Asset-Based network, and they will continue to be carefully managed to business levels. Expenses for which we made cost reductions in 2020, including advertising, training, and travel, as well as customer and personnel related events which were suspended during the year, are expected to return. We also expect our nonunion healthcare costs to increase from 2020 expense levels, which were lower than the prior year due to a reduction in average costs per claim, reflecting the effect of the COVID-19 pandemic on the timing and availability of medical care. Our efforts to manage our operational costs may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods.

Accounting Estimates

In accordance with U.S. generally accepted accounting principles (“GAAP”), we use projected financial information to determine certain accounting estimates and the values of certain assets included in our consolidated financial statements. As of December 31, 2020, we evaluated our goodwill, intangible assets, operating assets, and deferred tax assets for indicators of impairment and challenged our accounting estimates considering the current economic conditions. Certain of these assessments are discussed in the paragraphs below. Given the uncertainties regarding the economic environment and the future impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate.

Goodwill and Intangible Asset Impairment Consideration

As further described in the Critical Accounting Policies section of MD&A, we performed our annual impairment evaluation of goodwill and indefinite-lived intangible assets as of October 1, 2020, and determined that there were no impairments of the recorded balances. While future impacts of COVID-19 and the economic environment are difficult to forecast, we expect to generate future cash flows which would continue to support the fair value in excess of carrying value for our reporting units and indefinite-life intangible assets.

As of December 31, 2020, we believe the values of the goodwill and intangible assets reported in our consolidated financial statements, which totaled $143.3 million, continue to be appropriate; however, we will continually monitor performance measures and events for any significant changes in impairment indicators. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic, or other factors that negatively impact the fair value of the operations of our reporting units could result in future impairment and a resulting noncash write-off of a significant portion of the goodwill and indefinite-lived intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Allowances on Accounts Receivable

As further described in the Critical Accounting Policies section of MD&A, we estimate our allowance for credit losses on accounts receivable based on historical trends, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. We continually update the data we use to ensure that these estimates reflect the most recent trends, factors, forecasts, and other information available; however, actual write-offs or adjustments could differ from our allowance estimates due to a number of factors, including changes in the overall economic environment or factors and risks surrounding a particular customer, both of which had a higher degree of uncertainty during 2020 due to the impact of the COVID-19 pandemic.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2020	2019	2018

	(in thousands, except per share data)
REVENUES
Asset-Based	$2,092,031	$2,144,679	$2,175,585

ArcBest	779,115	738,392	781,123
FleetNet	205,049	211,738	195,126
Total Asset-Light	984,164	950,130	976,249

Other and eliminations	(136,032)	(106,499)	(58,046)
Total consolidated revenues	$2,940,163	$2,988,310	$3,093,788

OPERATING INCOME
Asset-Based(1)	$98,865	$102,061	$103,862

ArcBest(2)	9,655	(20,189)	23,588
FleetNet	3,367	4,806	4,385
Total Asset-Light	13,022	(15,383)	27,973

Other and eliminations	(13,609)	(22,908)	(22,737)
Total consolidated operating income	$98,278	$63,770	$109,098

NET INCOME(1)(2)(3)(4)	$71,100	$39,985	$67,262

DILUTED EARNINGS PER SHARE(1)(2)(3)(4)	$2.69	$1.51	$2.51

(1)	Includes a one-time charge of $37.9 million (pre-tax), or $28.2 million (after-tax) and $1.05 per diluted share, in 2018 related to the multiemployer pension fund withdrawal liability resulting from the transition agreement ABF Freight entered into with the New England Pension Fund. See Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment, as further discussed in the Asset-Light Results section.
(3)	Includes after-tax nonunion defined benefit pension expense, including settlement expense, of $7.7 million and $0.29 per diluted share in 2019, and $13.5 million and $0.51 per diluted share in 2018. Pension settlement expense was higher in 2018 due to lump sum distributions as we advanced toward termination of the nonunion defined benefit pension plan. Pension settlement expense for 2019 relates to lump sum and other distributions to settle the plan benefit obligation and a pension termination expense. Termination of the nonunion pension plan was completed in 2019. See Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	The tax benefits and credits and other changes in the effective tax rates which impacted consolidated net income and earnings per share are further described within this Consolidated Results section and in the Income Taxes section of MD&A. As a result of recognizing the tax effects of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, consolidated net income and earnings per share were impacted by a tax benefit of $3.8 million, or $0.14 per diluted share, in 2018. The Tax Cuts and Jobs Act is further discussed in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our consolidated revenues, which totaled $2.9 billion for 2020, decreased 1.6% compared to 2019, primarily due to lower Asset-Based tonnage and ArcBest segment shipment levels resulting from the negative impact of the COVID-19 pandemic on demand for our services during the second quarter of 2020. The impact of the significant decline in second quarter tonnage and shipment levels to our 2020 revenues was partially offset by improved business levels during the second half of the year, primarily in the fourth quarter as customer shipping patterns recovered and we experienced increased demand for our logistics solutions. The year-over-year decrease in consolidated revenues for 2020 reflects a 2.5% decrease in our Asset-Based revenues, partially offset by a 3.6% increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). The higher elimination of revenues reported in the “Other and eliminations” line of consolidated revenues in 2020, compared to 2019, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

On a per-day basis, Asset-Based revenues decreased 3.0% in 2020, compared to 2019, reflecting a 2.4% decline in billed revenue per hundredweight, including fuel surcharges, and a 0.4% decrease in tonnage per day. The decline in our Asset-Based tonnage per day for 2020, compared to 2019, reflects a decrease in shipment levels, partially offset by a higher weight per shipment. The number of workdays was greater by one and one-half days in 2020, versus 2019. The increase in revenues of our Asset-Light operations for 2020, compared to 2019, was primarily due to an increase in revenue per shipment associated with higher market pricing in a tighter truckload capacity environment, partially offset by a decline in shipments per day (excluding managed transportation shipments). The Asset-Light revenue increase in the ArcBest segment was partially offset by decline in revenue for the FleetNet segment on lower service event volume. Our Asset-Light operations, on a combined basis, generated 32% and 31% of total revenues before other revenues and intercompany eliminations for 2020 and 2019, respectively.

Consolidated operating income increased $34.5 million in 2020 compared to 2019. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2020 and 2019 reflect the operating results of our operating segments and the items described below which are meaningful to the analysis of our consolidated operating results.

Operating results for 2019 were impacted by a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, recognized in the fourth quarter of 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment, as further discussed in the Asset-Light Results section.

Innovative technology costs related to a freight handling pilot test program at ABF Freight impacted consolidated results by $22.6 million (pre-tax), or $17.3 million (after-tax) and $0.66 per diluted share, for 2020, compared to $15.7 million (pre-tax), or $12.0 million (after-tax) and $0.45 per diluted share, for 2019. In 2019, the Asset-Based segment also incurred conversion costs to comply with the electronic logging device (“ELD”) mandate of $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.08 per diluted share, with no comparable costs recognized during 2020. These matters are further discussed in the Asset-Based Segment Results section.

The year-over-year pre-tax comparisons of consolidated operating results were impacted by costs for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, which increased $17.5 million in 2020, compared to 2019. The increase in these fringe benefit costs were partially offset by lower nonunion healthcare costs, which decreased $5.5 million in 2020, compared to 2019, due to a reduction in average costs per claim, reflecting the effect of the COVID-19 pandemic on the timing and availability of medical care.

The loss reported in the “Other and eliminations” line of consolidated operating income, which totaled $13.6 million for 2020, compared to $22.9 million for 2019, includes expenses related to investments to develop and design various technology and innovations, as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to our customers. The $9.3 million decrease in the loss reported in “Other and eliminations” for 2020, compared to 2019, reflects lower technology costs and reduced travel, marketing, and customer event operating expenses primarily due to the COVID-19 pandemic. We expect the loss reported in “Other and eliminations” for first quarter and full-year 2021 to approximate $6 million and $24 million, respectively, which would be more consistent with 2019 levels.

In addition to the above items, consolidated net income and earnings per share were impacted by income from changes in the cash surrender value of variable life insurance policies, which is reported below the operating income line in the consolidated statements of operations. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies contributed $2.3 million to consolidated net income and $0.09 to diluted earnings per share in 2020, versus $3.7 million and $0.14 per diluted share in 2019.

Consolidated after-tax pension expense, including settlement and termination expense, recognized for the nonunion defined benefit pension plan totaled $8.0 million, or $0.30 per diluted share, for 2019, with no comparable expense for 2020 as termination of the plan was completed as of December 31, 2019. These pension expenses for 2019 and termination of the nonunion defined benefit pension plan are detailed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated net income and earnings per share were impacted by $2.1 million, or $0.08 per diluted share, in 2020 and $1.4 million, or $0.05 per diluted share, in 2019 for a research and development tax credit. Consolidated net income and earnings per share for 2019 were also impacted by $2.3 million, or $0.09 per diluted share, for an alternative fuel tax credit related to the years ended December 31, 2019 and 2018, which was recognized upon the December 2019 retroactive reinstatement of the alternative fuel tax credit. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted the year-over-year comparisons of consolidated net income and earnings per share for 2020 and 2019 are further described within the Income Taxes section of MD&A and in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Third Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

	Year Ended December 31
	2020	2019	2018

	($ thousands)
Net income	$71,100	$39,985	$67,262
Interest and other related financing costs	11,697	11,467	9,468
Income tax provision	21,396	11,486	17,124
Depreciation and amortization	118,391	112,466	108,635
Amortization of share-based compensation	10,478	9,523	8,413
Amortization of net actuarial (gains) losses of benefit plans and pension settlement expense, including termination expense(1)	(500)	9,758	15,893
Asset impairment(2)	—	26,514	—
Multiemployer pension fund withdrawal liability charge(3)	—	—	37,922
Restructuring charges(4)			1,655
Consolidated Adjusted EBITDA	$232,562	$221,199	$266,372

(1)	Includes pre-tax settlement expense related to the nonunion defined benefit pension plan of $4.2 million and $12.9 million in 2019 and 2018, respectively, and pre-tax settlement expense related to the supplemental benefit plan of $0.1 million and $0.4 million in 2020 and 2019, respectively. For 2019, also includes a $4.0 million noncash pension termination expense related to an amount which was stranded in accumulated other comprehensive income until the pension benefit obligation was settled upon plan termination. Pension settlement expense was higher in 2018 due to lump sum distributions as we advanced toward termination of the nonunion defined benefit pension plan, which was completed in 2019. See Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	The noncash impairment charge recognized in 2019 relates to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment, as further discussed in the Asset-Light Results section.
(3)	ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund. See Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	Restructuring charges relate to the realignment of our organizational structure.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly-owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates a less-than-truckload (“LTL”) network across North America to provide freight transportation services. Our customers trust the LTL solutions ABF Freight has provided for nearly a century and rely on us to solve their transportation challenges. We are strategically investing in our Asset-Based operations to utilize technology to improve freight handling processes and provide better experiences for our customers.

See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2020, 2019, and 2018. This Asset-Based Operations section of Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the Asset-Based Operations section within Results of Operations of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

The key indicators necessary to understand the operating results of our Asset-Based segment are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Based segment:

●	Overall customer demand for Asset-Based transportation services, including the impact of economic factors.

●	Volume of transportation services provided and processed through our network, which influences operating leverage as the level of tonnage and number of shipments vary, primarily measured by:

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

Billed revenue per hundredweight, including fuel surcharges (yield) – revenue per every 100 pounds of shipment weight, including surcharges related to fuel, systematically calculated as shipments are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is not adjusted for the portion of revenue deferred for financial statement purposes.

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

As of December 2020, approximately 82% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual GAAP operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. A profit-sharing bonus was earned by contractual employees under the 2018 ABF NMFA, which totaled $5.0 million and $5.1 million for the year ended December 31, 2020 and 2019, respectively, upon the Asset-Based segment achieving an annual GAAP operating ratio of 95.3% in 2020 and 95.2% in 2019.

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

Approximately one fourth of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other three fourths of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

In December 2019, we began allowing shippers without negotiated published rates to instantly access competitive LTL rates for their shipping needs with capacity available in the ABF Freight network at the time of the shipment. The market has been receptive to the pricing option for transactional LTL shipments and this program has been beneficial in optimizing our business levels during 2020 by improving capacity utilization in the Asset-Based network.

We use a space-based pricing approach for shipments subject to LTL tariffs to align our pricing with freight profile trends in the industry, including bulkier shipments across the supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment assesses a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program which impacts approximately one third of Asset-Based shipments and primarily affects noncontractual customers. While fuel surcharge revenue generally more than offsets the increase in direct diesel fuel costs when applied, the total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2020, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2020 compared to 2019 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 52.4% and 53.6% of revenues for 2020 and 2019, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

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

On February 11, 2020, the Ways and Means Committee approved the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”) included as Subtitle H of the Concurrent Resolution on the Budget for Fiscal Year 2021. The legislative package will be sent to the House of Representatives and then to the Senate for approval. The Pension Relief Act includes various provisions to improve funding for multiemployer pension plans, including financial assistance provided through the PBGC to qualifying underfunded plans to secure pension benefits for plan participants. Stabilization of the multiemployer pension plans under the Pension Relief Act would protect the pension benefits of our contractual employees and further enhance our total union employee pay and benefit package. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which we contribute could become insolvent in the near future; however, we would continue to be obligated to make contributions to those funds under the terms of the 2018 ABF NMFA. While we cannot determine the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, we believe our future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act. There can be no assurances that the Pension Relief Act will be signed into law, either in its current form or in any other form.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. ABF Freight’s multiemployer pension contributions totaled $142.2 million and $153.7 million for 2020 and 2019, respectively. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. The contractual wage rate increased 1.6% and 1.4% effective July 1, 2020 and 2019, respectively. The average health, welfare, and pension benefit contribution rate increased approximately 2.2% and 2.0% effective primarily on August 1, 2020 and 2019, respectively.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2020	2019	2018
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	52.4%	53.6%	51.8%
Fuel, supplies, and expenses	10.0	12.0	11.8
Operating taxes and licenses	2.4	2.3	2.2
Insurance	1.6	1.5	1.5
Communications and utilities	0.8	0.9	0.8
Depreciation and amortization	4.5	4.2	4.0
Rents and purchased transportation	12.0	10.3	11.1
Shared services	10.4	9.9	9.9
Multiemployer pension fund withdrawal liability charge(1)	—	—	1.7
Gain on sale of property and equipment	(0.2)	(0.3)	—
Innovative technology costs(2)	1.1	0.6	0.2
Other	0.3	0.2	0.2
	95.3%	95.2%	95.2%

Asset-Based Operating Income	4.7%	4.8%	4.8%

(1)	ABF Freight recorded a one-time $37.9 million pre-tax charge in second quarter 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund. See Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Represents costs associated with the previously announced freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2020	2019	% Change
Workdays(1)	253.0	251.5
Billed revenue per hundredweight, including fuel surcharges	$34.60	$35.44	(2.4)%
Pounds	6,071,668,444	6,057,948,155	0.2%
Pounds per day	23,998,690	24,087,269	(0.4)%
Shipments per day	18,799	19,597	(4.1)%
Shipments per DSY hour	0.453	0.437	3.7%
Pounds per shipment	1,277	1,229	3.9%
Pounds per mile	19.50	19.14	1.9%
Average length of haul (miles)	1,080	1,034	4.4%

(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $2,092.0 million and $2,144.7 million for the year ended December 31, 2020 and 2019, respectively. The number of workdays was greater by one and one-half days in 2020, versus the prior year. Billed revenue (as described in the Asset-Based Segment Overview) decreased 2.7% on a per-day basis in 2020 compared to 2019, primarily reflecting a 2.4% decrease in total billed revenue per hundredweight, including fuel surcharges, and a 0.4% decrease in tonnage per day. Asset-Based revenues for 2020 were negatively impacted by reduced demand for the segment’s services in the second quarter of the year as a result of the COVID-19 pandemic.

The 2.4% decrease in total billed revenue per hundredweight for 2020, compared to 2019, was due to lower fuel surcharge revenues and changes in freight mix and shipment profile, reflecting heavier-weighted transactional shipments and the impact of the COVID-19 pandemic on the freight environment. The Asset-Based segment’s average nominal fuel surcharge rate for 2020 decreased approximately 290 basis points from 2019 levels. Excluding the impact of transactional shipments and fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the mid-single digits for 2020, compared to 2019. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during 2020 increased an average of 3.5%, compared to the prior year. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on both February 24, 2020 and February 4, 2019, although the rate changes vary by lane and shipment characteristics.

The 0.4% decrease in tonnage per day for 2020, compared to 2019, reflects a decrease in shipments per day of 4.1%, partially offset by a 3.9% increase in weight per shipment. The shipment decline in 2020 was impacted by the COVID-19 pandemic which disrupted customers’ shipping patterns beginning in late-March 2020 and reduced demand throughout second quarter 2020, before returning to more comparative year-over-year levels in third quarter 2020 and further improving in fourth quarter 2020. Lower shipment levels for 2020 primarily reflect a decline in traditional, published LTL-rated shipments. These decreases were partially offset by the positive impacts of technology-driven initiatives implemented in the latter part of 2019 designed to fill available Asset-Based equipment capacity with transactional LTL-rated shipments. These larger-sized LTL-rated shipments contributed to a 5.4% increase in LTL-rated weight per shipment for 2020, compared to 2019.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $98.9 million in 2020, compared to $102.1 million in 2019, with an operating ratio of 95.3% and 95.2%, respectively. The 0.1 percentage point increase in the Asset-Based segment’s operating ratio for 2020, compared to 2019, primarily reflects the decrease in revenues, partially offset by the operational changes in the Asset-Based network implemented in April 2020, as previously discussed in our Business Response within the COVID-19 section of MD&A, and the positive impact of freight mix changes related to an increase in transactional LTL-rated shipments, which positively impacted capacity utilization in the Asset-Based network.

ArcBest Technologies, Inc., our wholly-owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. Innovative technology costs related to the pilot impacted operating results of the Asset-Based segment by $22.5 million and $13.7 million for 2020 and 2019, respectively. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $6.0 million in first quarter 2021, compared to $4.5 million in first quarter 2020.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 52.4% and 53.6% of Asset-Based segment revenues for 2020 and 2019, respectively. The improvements in salaries, wages, and benefits as a percentage of revenue were partially offset by the effect of lower revenues, as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue levels. Salaries, wages, and benefits decreased $53.1 million for 2020, compared to 2019. The lower labor costs primarily reflect wage and workforce reductions in response to the negative impact of COVID-19 on business levels and the impact of managing labor hours to lower shipment levels. Labor costs also benefited from operational changes in our Asset-Based network (previously discussed in our Business Response within the COVID-19 section of MD&A). These decreases in labor costs were partially offset by the year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, as previously discussed in the Labor Costs section of the Asset-Based Segment Overview, and higher expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Although the Asset-Based segment manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the system to corresponding tonnage levels are limited as the segment strives to maintain customer service. Shipments per DSY hour improved 3.7% and pounds per mile increased 1.9% for 2020, compared to 2019, reflecting efforts to manage costs with shipment levels and the application of data-enabled technologies. A higher number of heavier transactional LTL-rated shipments during 2020 contributed to improved operational metrics in the Asset-Based network, compared to 2019, as these transactional shipments typically require less handling and utilize available trailer space that would otherwise be moving empty. Productivity measures also benefited from the effect of customers expanding appointment windows and the effect of less congested roadways as a result of restrictions on business operations and stay-at-home orders for residents in many states particularly during the second quarter of 2020.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.0 percentage points in 2020, compared to 2019, primarily due to lower fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 32% during 2020, compared to 2019. Fewer miles driven as a result of the decline in business levels in second quarter 2020 and higher utilization of purchased transportation during the second half of 2020, as further described below, also contributed to the year-over-year decreases in fuel, supplies, and expenses.

Depreciation and amortization expense as a percentage of revenue increased 0.3 percentage points in 2020, compared to 2019, primarily due to higher costs of new revenue equipment purchases and additional per unit costs related to electronic logging device (“ELD”) and other safety equipment enhancements. The year-over-year comparison of depreciation and amortization expense was impacted by impairment charges recognized in 2019 related to equipment replacement and other one-time costs totaling $2.7 million to comply with the ELD mandate which became effective in December 2019. The increase in depreciation and amortization as a percentage of revenue in 2020, compared to 2019, was also influenced by the effect of lower revenues, as a portion of these costs are fixed in nature and increase as a percent of revenue with decreases in business levels.

Rents and purchased transportation as a percentage of revenue increased 1.7 percentage points in 2020, compared to 2019, primarily due to increases in the utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve our customers’ needs as freight demand increased inconsistently across the Asset-Based system during the second half of 2020. Rail miles increased approximately 21% in 2020, compared to 2019.

Shared services as a percentage of revenue increased 0.5 percentage points in 2020, compared to 2019, primarily due to higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers. The increase in shared services as a percentage of revenue was influenced by the effect of lower revenues, as shared service cost allocations were impacted by lower business levels during 2020, primarily due to the negative impact of the COVID-19 pandemic on demand for freight transportation services during the second quarter of 2020.

Innovative technology costs as a percentage of revenue increased 0.5 percentage points for 2020, compared to 2019, primarily due to increased activity for the previously discussed freight handling pilot test program at ABF Freight.

Asset-Based Segment – First Quarter-to-date 2021

As an update to preliminary figures reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2021, January 2021 billed revenue per day increased 10.7% and tonnage per day increased 6.6%, compared to January 2020. Asset-Based billed revenues quarter-to-date through late-February 2021 increased approximately 7% above the same period of 2020 on a per-day basis, primarily reflecting an increase in total billed revenue per hundredweight, including fuel surcharges, of approximately 7% and flat tonnage levels. Although revenue per day was above the prior year quarter-to-date, severe winter weather in February 2021, relative to the same period last year, reduced tonnage and revenue totals compared to January trends and resulted in some additional costs. The increase in total billed revenue per hundredweight reflects a rational pricing environment, lower fuel surcharges, and freight mix changes, compared to the prior-year period. Asset-Based revenues quarter-to-date through late-February 2021, compared to the same period of 2020, were negatively impacted by lower fuel surcharge revenue due to an approximate 150 basis point decline in the nominal fuel surcharge rate, while total fuel costs were also lower.

The Asset-Based segment implemented nominal general rate increases on its LTL-rated base rate tariffs of 5.95% effective January 25, 2021, although the rate changes vary by lane and shipment characteristics. The general rate increase affects approximately one fourth of our Asset-Based business. In January 2021, the Asset-Based segment sold an unutilized property that will result in a gain of approximately $8.5 million for first quarter 2021, compared to a gain on the sale of property and equipment of $2.2 million in first quarter 2020. The first quarter of 2021 will have 63 working days compared to 64 days in first quarter 2020.

Tonnage levels are historically seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. Current economic conditions and the Asset-Based segment’s pricing approach, as previously discussed in the Pricing section of the Asset-Based Segment Overview within Results of Operations, will continue to impact the segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods. The marketplace pricing environment has been positive and rational in support of our efforts to secure needed price increases; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. We are focused on growing and making strategic investments in the development of our Asset-Light operations that enhance the efficient delivery of our services. Throughout our operations, we are seeking opportunities to expand our revenues by deepening customer relationships and securing new customers. In recent years, we have experienced significant growth in shipment levels and revenues of managed transportation solutions due, in part, to our strategic efforts to cross-sell our service offerings. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2020, 2019, and 2018. This Asset-Light Operations section of Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the Asset-Light Operations section within Results of Operations of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the year ended December 31, 2020. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the year ended December 31, 2020 and 2019, the combined revenues of our Asset-Light operations totaled $984.2 million and $950.1 million, respectively, accounting for approximately 32% and 31% of our total revenues before other revenues and intercompany eliminations in 2020 and 2019, respectively. Our Asset-Light results for 2020, compared to 2019, reflect stronger demand for the services of our ArcBest segment in the second half of the year which was positively impacted by tighter truckload capacity in the markets we serve, partially offset by the impact of reduced demand for our Asset-Light services during 2020, primarily in the second quarter of the year, as a result of the COVID-19 pandemic.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Year Ended December 31
	2020	2019	2018
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.4%	82.1%	80.8%
Supplies and expenses	1.2	1.5	1.7
Depreciation and amortization	1.3	1.5	1.8
Shared services	11.7	12.7	11.7
Other	1.2	1.3	1.2
Asset impairment(1)	—	3.6	—
Restructuring costs	—	—	0.1
Gain on sale of subsidiaries(2)	—	—	(0.3)
	98.8%	102.7%	97.0%

ArcBest Segment Operating Income (Loss)	1.2%	(2.7)%	3.0%
(1)	Asset impairment in 2019 represents the noncash charge to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment, further discussed below.
(2)	Gain recognized in 2018 relates to the sale of the ArcBest segment’s military moving businesses in December 2017.

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31
	2020	2019

Revenue per shipment	4.9%	(8.6%)

Shipments per day	(4.9%)	(2.0%)

ArcBest segment revenues totaled $779.1 million and $738.4 million in 2020 and 2019, respectively. The 5.5% increase in 2020 revenues, compared to 2019, primarily reflects a 4.9% increase in revenue per shipment associated with higher market prices resulting from tighter truckload capacity and continued demand for our managed transportation solutions, partially offset by a 4.9% decline in shipments per day (excluding managed transportation shipments). The impact of a softer economic environment during the first quarter of 2020 and the effects of the COVID-19 pandemic on customer demand, including closure of certain customers’ operations for a period of time, during the second quarter of 2020 contributed to the lower shipments for the year. The second half of 2020 experienced an increase in revenues, compared to 2019, impacted by strong demand, primarily for our expedite, truckload, and managed transportation services, as a result of improvements in customer business levels.

Third-party capacity, particularly for truckload services, has been relatively volatile in recent years. More available truckload capacity, combined with a softer economic environment throughout 2019 and the first quarter of 2020, resulted in a market-driven reduction in pricing for many services of the ArcBest segment. The negative impact of the COVID-19 pandemic on demand for transportation and logistics services during the second quarter of 2020 resulted in a further decline in market pricing. Market pricing improved in the second half of 2020, compared to the same period of 2019, due to the impact of capacity constraints in the industry. Significant changes in market capacity, such as those experienced during 2020, impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment.

Operating income totaled $9.7 million for 2020, compared to an operating loss of $20.2 million for 2019, primarily due to higher revenues in 2020 and the impact of a $26.5 million (pre-tax) impairment charge in 2019. The ArcBest segment recorded this noncash impairment charge in the fourth quarter of 2019 related to the impairment of certain goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the segment. The impairment resulted primarily from underperformance of the truckload and dedicated businesses within the ArcBest segment, driven by economic conditions and the effect of excess truckload market capacity on margins during 2019.

Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand for premium ground expedite services in the second half of 2020 and contributed to the segment’s operating improvement for 2020, compared to 2019. The segment’s purchased transportation costs increased by 1.3 percentage points as a percentage of revenue for 2020, compared to 2019. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in margin compression during 2020, compared to 2019. Operating results of the ArcBest segment benefited from lower shared services costs due to lower business levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

ArcBest Segment – First Quarter-to-date 2021

Revenues of our ArcBest segment (ArcBest Asset-Light operations, excluding FleetNet) increased approximately 50% on a per-day basis through late-February 2021, compared to the same prior-year period, reflecting increases in shipments per day and revenue per shipment as the segment continued to benefit from stronger demand and higher market prices resulting from tighter truckload capacity. The first quarter-to-date revenue comparison for 2021 to the same prior-year period was also positively impacted by continued demand for managed transportation solutions. Purchased transportation expense represented approximately 84% of revenues quarter-to-date in both periods. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on the operating results of our ArcBest segment in future periods.

FleetNet Segment

FleetNet revenues totaled $205.0 million and $211.7 million in 2020 and 2019, respectively. The 3.2% decrease in revenues in 2020, compared to 2019, was driven by lower service event volumes, primarily reflecting a reduction in miles driven by customers as a result of the COVID-19 pandemic.

FleetNet’s operating income was $3.4 million and $4.8 million in 2020 and 2019, respectively. The year-over-year decrease in operating income was impacted by the effect of lower revenues, as a portion of operating costs are fixed in nature and increase as a percent of revenue with decreases in revenue.

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

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2020	2019	2018

ArcBest Segment
Operating Income (Loss)(1)	$9,655	$(20,189)	$23,588
Depreciation and amortization(2)	9,714	11,344	13,750
Asset impairment(3)	—	26,514	—
Restructuring charges(4)	—	—	491
Adjusted EBITDA	$19,369	$17,669	$37,829

FleetNet Segment
Operating Income(1)	$3,367	$4,806	$4,385
Depreciation and amortization	1,622	1,341	1,140
Adjusted EBITDA	$4,989	$6,147	$5,525

Total Asset-Light
Operating Income (Loss)(1)	$13,022	$(15,383)	$27,973
Depreciation and amortization	11,336	12,685	14,890
Asset impairment(3)	—	26,514	—
Restructuring charges(4)	—	—	491
Adjusted EBITDA	$24,358	$23,816	$43,354
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $3.7 million, $4.2 million, and $4.3 million in 2020, 2019, and 2018, respectively, and amortization of acquired software of $1.0 million and $2.1 million in 2019 and 2018, respectively.
(3)	Asset impairment in 2019 represents the previously discussed noncash charge related to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment.
(4)	Restructuring costs relate to the realignment of our corporate structure (see Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Current Economic Conditions

Given the current economic conditions and the uncertainties regarding the potential continued impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the legal matters in which we are currently involved.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we have transitioned a significant portion of our office personnel to remote work arrangements, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

This Liquidity and Capital Resources section of MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	Year Ended December 31
	2020	2019	2018

	(in thousands)
Cash and cash equivalents(1)	$303,954	$201,909	$190,186
Short-term investments(2)	65,408	116,579	106,806
Total(3)	$369,362	$318,488	$296,992

(1)	Cash equivalents consist of money market funds, variable rate demand notes and, at December 31, 2018, U.S. Treasury securities with maturity dates of 90 days or less from the date of purchase.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At December 31, 2020, 2019, and 2018, cash, cash equivalents, and short-term investments of $156.4 million, $66.2 million, and $94.7 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

2020 Compared to 2019

Cash, cash equivalents, and short-term investments increased $50.9 million from December 31, 2019 to December 31, 2020. During 2020, cash provided by operations was used to repay $101.1 million of long-term debt (net of borrowings on our financing arrangements of $225.0 million); fund $29.9 million of capital expenditures, net of proceeds from asset sales (and an additional $61.8 million of certain Asset-Based revenue equipment was financed with notes payable); fund $14.2 million of internally developed software; pay dividends of $8.2 million on common stock; and purchase $6.6 million of treasury stock.

Our cash provided by operating activities during 2020 was $206.0 million, a $35.6 million increase compared to $170.4 million of cash provided by operating activities during 2019. Net income increased by $31.1 million in 2020, compared to 2019. In 2019, cash provided by operating activities included a $26.5 million (pre-tax) noncash impairment charge previously discussed in the ArcBest Segment within the Asset-Light Results section of Results of Operations. Excluding the increase in net income and the 2019 impairment charge, cash provided by operating activities increased by $31.0 million for 2020, compared 2019, primarily due to changes in operating assets and liabilities. Due to the improvement in business levels in the fourth quarter of 2020, accounts receivable increased for 2020, compared to a decrease in accounts receivable for 2019. Accounts payable and accrued expenses increased, compared to the prior year, due to increased business activity in late 2020 and the impact of higher accruals in the 2020 period for certain performance-based incentive plans. Cash contributions of $7.7 million were made to the nonunion defined benefit pension plan during 2019 to fund benefit and expense distributions in excess of plan assets that occurred during the plan termination, which was completed in 2019.

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

On May 4, 2020, we extended the term of our $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. We will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of December 31, 2020.

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2020:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$73,594	$886	$1,885	$70,823	$—
Interest rate swap(1)(3)	1,624	977	643	4	—
Notes payable, including fixed-rate interest(1)(4)	225,395	72,493	111,756	41,146	—
Finance lease obligations, including fixed-rate interest(1)	8	7	1	—	—
Operating lease obligations(5)	132,313	24,629	37,828	26,821	43,035
New England Pension Fund withdrawal liability(6)	32,973	1,589	3,178	3,178	25,028
Postretirement health expenditures(7)	7,012	588	1,284	1,358	3,782
Deferred salary distributions(8)	2,668	465	601	493	1,109
Supplemental benefit plan distributions(9)	424	—	—	—	424
Voluntary savings plan distributions(10)	2,947	435	785	—	1,727
Off-balance sheet obligations:
Purchase obligations(11)	44,664	38,612	4,545	1,457	50
Total	$523,622	$140,681	$162,506	$145,280	$75,155

(1)	See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further description of this obligation.

(2)	The Credit Facility matures on October 1, 2024 with interest payments paid monthly and principal due at maturity. Future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(3)	Amounts represent fixed interest payments net of estimated income from the interest rate swap based on the LIBOR swap curve.

(4)	Amounts represent future payments due under notes payable obligations, which relate primarily to revenue equipment and certain other equipment.

(5)	While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(6)	Amounts represent future payments due under the New England Pension Fund transition agreement. See Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of ABF Freight’s entry into this agreement.

(7)	We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $18.8 million as of December 31, 2020.

(8)	We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $1.8 million as of December 31, 2020.

(9)	We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the former nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The accumulated benefit obligation of the SBP accrued in the consolidated balance sheet totaled $0.4 million as of December 31, 2020.

(10)	We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2020, VSP related assets totaling $3.0 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(11)	Purchase obligations include authorizations to purchase and binding agreements with vendors relating to facility improvements, certain equipment, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2020.

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2020	2019	2018

	(in thousands)
Capital expenditures, gross including notes payable(1)	$105,051	$160,684	$138,008
Less financing from notes payable and finance lease obligations	61,803	70,372	94,016
Capital expenditures, net of notes payable and finance leases	43,248	90,312	43,992
Less proceeds from asset sales	13,348	13,490	4,256
Total capital expenditures, net	$29,900	$76,822	$39,736
(1)	As previously discussed in our Business Response within the COVID-19 section of MD&A, our actions during 2020 to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business included a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million.

For 2021, our total capital expenditures, including amounts financed, are estimated to range from $150.0 million to $160.0 million, net of asset sales. These 2021 estimated net capital expenditures include revenue equipment purchases of $100.0 million, primarily for our Asset-Based operations. The remainder of 2021 expected capital expenditures includes real estate projects, dock equipment upgrades and enhancements for our Asset-Based operations, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2021 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in a range of $115.0 million to $120.0 million in 2021. The amortization of intangible assets is estimated to be approximately $4.0 million in 2021.

Other Liquidity Information

The COVID-19 pandemic was disruptive to businesses, the economy, and the financial markets during 2020, and uncertainty remains about the severity and duration of its impact. General economic conditions, including the effects of the COVID-19 pandemic, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Cash, cash equivalents, and short-term investments totaled $369.4 million at December 31, 2020. We generated $206.0 million, $170.4 million, and $255.3 million of operating cash flow during 2020, 2019, and 2018, respectively. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $180.0 million and $113.3 million, respectively, at December 31, 2020. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or accounts receivable securitization program will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements, as disclosed in the Contractual Obligations table within this Liquidity and Capital Resources section of MD&A, over the next 12 months and for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

During 2020, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On January 28, 2021, our Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2021. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2020, we purchased 252,299 shares of our common stock for an aggregate cost of $6.6 million, leaving $6.6 million available for repurchase under the current buyback program as of December 31, 2020.

As previously announced in our Current Report on Form 8-K filed with the SEC on January 28, 2021, the Board of Directors of ArcBest extended our share repurchase program by authorizing a total of $50.0 million to be available for purchases of our common stock. The principal purposes of the share repurchase program are to offset dilution from the issuance of restricted stock units under our equity incentive plan and to enhance long-term stockholder value.

Our Credit Facility, accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In October 2018, the Financial Accounting Standards Board (the “FASB”) amended ASC Topic 815, Derivatives and Hedging, to permit the Secured Overnight Financing Rate (the “SOFR”) Overnight Index Swap Rate as a U.S. benchmark interest rate. The SOFR is calculated by the Federal Reserve Board based on the interest rates banks charge one another in the overnight market, typically called repurchase agreements, and is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The amendment to ASC Topic 815 was effective for us on January 1,

2019 and it did not have an impact on our consolidated financial statements. Any changes to the terms of our borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon our agreement with the lenders as to the replacement reference rate. Our Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from the replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2020 or 2019. We have interest rate swap agreements in place which are discussed in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $38.3 million from December 31, 2019 to December 31, 2020, reflecting higher business levels in December 2020 compared to December 2019.

Operating Right-of-Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $46.7 million and the increase in operating lease liabilities, including current portion, of $46.8 million from December 31, 2019 to December 31, 2020, are primarily due to new leases and lease renewals during 2020.

Accounts Payable

Accounts payable increased $36.5 million from December 31, 2019 to December 31, 2020, primarily due to increased business levels in December 2020 compared to December 2019.

Accrued Expenses

Accrued expenses increased $14.4 million from December 31, 2019 to December 31, 2020, primarily due to an increase in certain performance-based incentive plan accruals and higher accruals for vacation due to an extension of time for which eligible employees may carryover vacation time due to the COVID-19 pandemic. These increases were partially offset by lower accrued balances related to workers’ compensation and third-party casualty insurance, primarily due to net payments in excess of claims activity for 2020.

Off-Balance Sheet Arrangements

At December 31, 2020, our off-balance sheet arrangements for purchase obligations totaled $44.7 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

INCOME TAXES

The Income Taxes section of MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our effective tax rate was 23.1% and 22.3% of pre-tax income for 2020 and 2019, respectively. The difference between our effective rate and the federal statutory rate for 2020 and 2019 was impacted by the passage of The Further Consolidated Appropriations Act, 2020 in December 2019, which retroactively reinstated the alternative fuel tax credit that previously expired on December 31, 2017, for 2018 and 2019 and extended it through December 31, 2020. As a result, in 2020 we recognized alternative fuel tax credits of $1.3 million, and in the fourth quarter of 2019, we recognized alternative fuel tax credits for 2018 and 2019 totaling $2.3 million. The rates for 2020 and 2019 were also impacted by the recognition of federal research and development tax credits of which $2.1 million were recognized in 2020, and $1.4 million were recognized in 2019 for tax years 2015 through 2018. Additionally, a portion of the difference in the rates for 2020 and 2019 results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, non-deductible expenses, adjustments to valuation allowances on deferred taxes, adjustments to uncertain tax positions, and the settlement of share-based payment awards.

For 2020, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits or deficiencies recognized in the income statement upon settlement of share-based payment awards, caused our full year 2020 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

We had net deferred tax liabilities after valuation allowances of $66.2 million and $58.5 million at December 31, 2020 and 2019, respectively. Valuation allowances for deferred tax assets totaled $1.3 million, $0.7 million, and $0.1 million at December 31, 2020, 2019, and 2018, respectively. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $0.4 million and $0.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020, we had gross federal and state net operating loss carryforwards of $1.3 million and $18.4 million, respectively. These operating loss carryforwards were reserved by valuation allowances of $0.7 million, and an additional valuation allowance of $0.2 million was related to state research and development tax credits, at December 31, 2020. The need for additional valuation allowances is continually monitored by management.

At December 31, 2019 and 2018, we had reserves for uncertain tax positions of $0.9 million and $1.0 million, respectively, related to credits taken on federal returns. Upon the expiration of the statute of limitations for the federal returns on which the credits were claimed, we removed the reserve of less than $0.1 million as of December 31, 2019, and we removed the reserve of $0.9 million, which was established at December 31, 2018, as of March 31, 2020. No reserve for uncertain tax positions remained at December 31, 2020.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2020 and 2019, financial reporting income exceeded taxable income.

We made $28.6 million of federal, state, and foreign tax payments during the year ended December 31, 2020 and received refunds of $13.3 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2021 due primarily to the effect of 100% expensing of qualified depreciable assets in 2019 through 2022 as allowed under the Tax Reform Act. However, in the event we were to become unprofitable, provisions of the Tax Reform Act eliminating net operating loss carrybacks for 2018 and subsequent years would have an adverse impact on liquidity and financial condition.

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

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but we remain primarily responsible for fulfilling delivery to the customer and maintain discretion in setting the price for the services. Purchased transportation expense is recognized as incurred.

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

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments (collectively our receivable allowance). Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2020 operating income by $0.8 million on a pre-tax basis.

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our expedite and dedicated operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

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

Goodwill and Intangible Assets

Our consolidated goodwill balance of $88.3 million at December 31, 2020 is primarily related to acquisitions in the ArcBest segment which are included in the domestic freight transportation reporting unit for goodwill impairment testing, including the expedite freight transportation services we offer under the Panther Premium Logistics brand and certain of our Asset-Light truckload and dedicated businesses. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances was performed as of October 1, 2020, and it was determined that the estimated fair value of the domestic freight transportation reporting unit, included within the ArcBest segment, exceeded the recorded balances by less than 5%. The goodwill balance for each of the other reporting units was assessed qualitatively and it was determined that it was more likely than not that there was no impairment of goodwill as of the assessment date.

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

The fair value estimated for this evaluation is derived utilizing a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of a valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly traded companies which have similar operations. For the 2020 annual impairment tests of goodwill, market data suggests comparable companies are valued in the 0.5 to 1.2 times revenue range and in the 7.3 to 15.0 times EBITDA range. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of five years with a terminal value in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the reporting unit. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and could result in material impairments of goodwill in the future.

Our indefinite-lived intangible asset, which is the Panther trade name, totaled $32.3 million as of December 31, 2020. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible asset was performed as of October 1, 2020, and it was determined that the fair value of the Panther trade name was greater than the recorded balance by more than 30%.

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

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to increase from the prior year assessment date. The increase in our market capitalization as of October 1, 2020 is believed to be attributable to improved operating results, general market conditions, and the general state of the freight market. We believe that there is no basis for adjustment of asset values at this time.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2020 and 2019, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $97.6 million and $101.6 million at December 31, 2020 and 2019, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2020 expense for workers’ compensation and third-party casualty claims by approximately $4.7 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. Risks associated with the economic impacts of the COVID-19 pandemic remain uncertain. Further discussion related to the impact of COVID-19 on our business and our response to the pandemic can be found in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 1A (Risk Factors) included in Part I of this Annual Report on Form 10-K.

Interest Rate Risk

At December 31, 2020 and 2019, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $369.4 million and $318.5 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.9% in 2020 and 2.3% in 2019. Interest income was $3.6 million, $6.5 million, and $3.9 million in 2020, 2019, and 2018, respectively.

Under our Credit Agreement, as further described in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we have a Credit Facility which has an initial maximum credit amount of $250.0 million, including a swing line facility in the aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of December 31, 2019, $70.0 million was borrowed under the Credit Facility. We borrowed an additional $180.0 million under the Credit Facility in March 2020 as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, and repaid the borrowing during the third quarter of 2020. As of December 31, 2020, we had available borrowing capacity of $180.0 million under the initial maximum credit amount of the Credit Facility. Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Credit Agreement).

We have an interest rate swap agreement with a $50.0 million notional amount that started on January 2, 2020 with an original maturity date of  June 30, 2022. In May 2020, we extended the term of this interest rate swap from June 30, 2022 to October 1, 2024. The interest rate swap agreements require us to pay interest of 1.99% through June 30, 2022 to the counterparty in exchange for receipts of one-month LIBOR interest payments, and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.12% assuming the margin currently in effect on the Credit Facility as of December 31, 2020. After June 30, 2022 through October 1, 2024, we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% throughout the remaining term of the agreement, and will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of December 31, 2020. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates as defined by the agreement.

We have an accounts receivable securitization program, which matures October 1, 2021. The program provides cash proceeds of $125.0 million and has an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. As of December 31, 2019, $40.0 million was borrowed under the program. We borrowed an additional $45.0 million under the program in March 2020 as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, and repaid the outstanding balance of $85.0 million during the third quarter of 2020. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. Our accounts receivable securitization program is further described in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2020 and 2019. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair values of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2020 and 2019. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2020		2019
								Fair		Fair
	2021	2022	2023	2024	2025	Thereafter	Total	Value	Total	Value

	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$67,098	$60,448	$46,222	$30,952	$9,496	$—	$214,216	$217,226	$213,504	$216,432
Weighted-average interest rate	2.96%	2.92%	2.77%	2.44%	2.09%	—%
Variable-rate debt:
Credit Facility	$—	$—	$—	$70,000	$—	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	1.27%	1.30%	1.39%	1.57%	—%	—%
Accounts receivable securitization program	$—	$—	$—	$—	$—	$—	$—	$—	$40,000	$40,000
Interest rate swap(1)
Fixed interest payments	$1,042	$630	$225	$170	$—	$—
Fixed interest rate	1.99%	1.99%	0.43%	0.43%	—%	—%
Variable interest receipts	$64	$84	$127	$167	$—	$—
Projected interest rate	0.13%	0.17%	0.26%	0.45%	—%	—%

(1)	Our interest rate swaps are recorded at fair value in other long-term liabilities and other long-term assets in the consolidated balance sheet, as applicable. The fair value of the interest rate swaps was a liability of $1.6 million and $0.6 million at December 31, 2020 and 2019, respectively.

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

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2020 and 2019, we had cash, cash equivalents, and short-term investments totaling $156.4 million and $66.2 million, respectively, which were not either FDIC insured or direct obligations of the U.S. government.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $24.1 million and $23.0 million at December 31, 2020 and 2019, respectively. A 10% change in market value of these investments would have a $2.4 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2020 and 2019.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 5% of total consolidated revenues for both 2020 and 2019. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

Self-insurance reserves

Description of the Matter

At December 31, 2020, the Company’s aggregate self-insurance reserves accrual was $97.6 million, which is primarily related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts (recognized at the time of the incident based on the nature and severity of the claim) plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed with the assistance of a third party actuarial specialist.

Auditing the Company's self-insurance reserves is complex as it includes significant measurement uncertainty associated with the estimate, involves the application of significant management judgment, and employs the use of various actuarial methods. In addition, the estimate for self-insurance reserves is sensitive to significant management assumptions, including the frequency and severity assumptions used to derive the computation of the IBNR reserve, and the case reserves and loss development factors for reported claims.

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

Impairment analysis of goodwill and indefinite-lived intangible assets

Description of the Matter

At December 31, 2020, the Company’s goodwill and indefinite-lived intangible assets were $120.6 million. As discussed in Note D of the financial statements, goodwill and intangible assets are tested for impairment at least annually at the reporting unit level and asset level, respectively.

Auditing management’s annual goodwill and indefinite-lived intangible assets impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units and indefinite-lived intangible assets. In particular, the fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, revenue growth rate, operating margin, working capital requirements, terminal value and market multiples, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process. For example, we tested controls over management’s review of the quantitative impairment analyses of goodwill and intangible assets, including their review of valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the Company’s reporting units and intangible assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. With the assistance of our valuation specialists, we compared the significant assumptions used by management to current industry and economic trends and performed procedures to identify information that might contradict the Company’s selected methodologies and associated significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Tulsa, Oklahoma
February 26, 2021

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2020	2019

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303,954	$201,909
Short-term investments	65,408	116,579
Accounts receivable, less allowances (2020 – $7,851; 2019 – $5,448)	320,870	282,579
Other accounts receivable, less allowances (2020 – $660; 2019 – $476)	14,343	18,774
Prepaid expenses	37,774	30,377
Prepaid and refundable income taxes	11,397	9,439
Other	4,422	4,745
TOTAL CURRENT ASSETS	758,168	664,402
PROPERTY, PLANT AND EQUIPMENT
Land and structures	342,178	342,122
Revenue equipment	916,760	896,020
Service, office, and other equipment	233,810	233,354
Software	163,193	151,068
Leasehold improvements	15,156	10,383
	1,671,097	1,632,947
Less allowances for depreciation and amortization	992,407	949,355
PROPERTY, PLANT AND EQUIPMENT, net	678,690	683,592
GOODWILL	88,320	88,320
INTANGIBLE ASSETS, net	54,981	58,832
OPERATING RIGHT-OF-USE ASSETS	115,195	68,470
DEFERRED INCOME TAXES	6,158	7,725
OTHER LONG-TERM ASSETS	77,496	79,866
TOTAL ASSETS	$1,779,008	$1,651,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$170,898	$134,374
Income taxes payable	316	12
Accrued expenses	246,746	232,321
Current portion of long-term debt	67,105	57,305
Current portion of operating lease liabilities	21,482	20,265
TOTAL CURRENT LIABILITIES	506,547	444,277
LONG-TERM DEBT, less current portion	217,119	266,214
OPERATING LEASE LIABILITIES, less current portion	97,839	52,277
POSTRETIREMENT LIABILITIES, less current portion	18,555	20,294
OTHER LONG-TERM LIABILITIES	37,948	38,892
DEFERRED INCOME TAXES	72,407	66,210
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2020: 29,045,309 shares, 2019: 28,810,902 shares	290	288
Additional paid-in capital	342,354	333,943
Retained earnings	595,932	533,187
Treasury stock, at cost, 2020: 3,656,938 shares; 2019: 3,404,639 shares	(111,173)	(104,578)
Accumulated other comprehensive income	1,190	203
TOTAL STOCKHOLDERS’ EQUITY	828,593	763,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,779,008	$1,651,207

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2020	2019	2018

	(in thousands, except share and per share data)
REVENUES	$2,940,163	$2,988,310	$3,093,788

OPERATING EXPENSES	2,841,885	2,924,540	2,984,690

OPERATING INCOME	98,278	63,770	109,098

OTHER INCOME (COSTS)
Interest and dividend income	3,616	6,453	3,914
Interest and other related financing costs	(11,697)	(11,467)	(9,468)
Other, net	2,299	(7,285)	(19,158)
	(5,782)	(12,299)	(24,712)

INCOME BEFORE INCOME TAXES	92,496	51,471	84,386

INCOME TAX PROVISION	21,396	11,486	17,124

NET INCOME	$71,100	$39,985	$67,262

EARNINGS PER COMMON SHARE
Basic	$2.80	$1.56	$2.61
Diluted	$2.69	$1.51	$2.51

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,410,232	25,535,529	25,679,736
Diluted	26,422,523	26,450,055	26,698,831

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.32	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2020	2019	2018

	(in thousands)
NET INCOME	$71,100	$39,985	$67,262

OTHER COMPREHENSIVE INCOME, net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2020 – $513; 2019 – $2,308, 2018 – $477)	1,480	6,657	(1,376)
Pension settlement expense, including termination expense, net of tax of: (2020 – $23; 2019 – $1,167, 2018 – $3,327)	66	7,338	9,598
Amortization of unrecognized net periodic benefit cost (credit), net of tax of: (2020 – $152; 2019 – $314, 2018 – $740)
Net actuarial (gain) loss	(437)	931	2,204
Prior service credit	(1)	(25)	(69)

Interest rate swap and foreign currency translation:
Change in unrealized gain (loss) on interest rate swap, net of tax of: (2020 – $277; 2019 – $357, 2018 – $84)	(782)	(1,007)	236
Change in foreign currency translation, net of tax of: (2020 – $232; 2019 – $194, 2018 – $241)	661	547	(681)

OTHER COMPREHENSIVE INCOME, net of tax	987	14,441	9,912

TOTAL COMPREHENSIVE INCOME	$72,087	$54,426	$77,174

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(in thousands)
Balance at December 31, 2017	28,496	$285	$319,436	$438,379	2,852	$(86,064)	$(20,574)	$651,462
Adjustments to beginning retained earnings for adoption of accounting standards				3,992			(3,576)	416
Balance at January 1, 2018	28,496	285	319,436	442,371	2,852	(86,064)	(24,150)	651,878
Net income				67,262				67,262
Other comprehensive income, net of tax							9,912	9,912
Issuance of common stock under share-based compensation plans	189	2	(2)					—
Tax effect of share-based compensation plans			(2,135)					(2,135)
Share-based compensation expense			8,413					8,413
Purchase of treasury stock					246	(9,404)		(9,404)
Dividends declared on common stock				(8,244)				(8,244)
Balance at December 31, 2018	28,685	287	325,712	501,389	3,098	(95,468)	(14,238)	717,682
Net income				39,985				39,985
Other comprehensive income, net of tax							14,441	14,441
Issuance of common stock under share-based compensation plans	126	1	(1)					—
Tax effect of share-based compensation plans			(1,291)					(1,291)
Share-based compensation expense			9,523					9,523
Purchase of treasury stock					307	(9,110)		(9,110)
Dividends declared on common stock				(8,187)				(8,187)
Balance at December 31, 2019	28,811	288	333,943	533,187	3,405	(104,578)	203	763,043
Adjustments to beginning retained earnings for adoption of accounting standards (see Note B)				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				71,100				71,100
Other comprehensive income, net of tax							987	987
Issuance of common stock under share-based compensation plans	234	2	(2)					—
Tax effect of share-based compensation plans			(2,065)					(2,065)
Share-based compensation expense			10,478					10,478
Purchase of treasury stock					252	(6,595)		(6,595)
Dividends declared on common stock				(8,157)				(8,157)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019	2018

	(in thousands)
OPERATING ACTIVITIES
Net income	$71,100	$39,985	$67,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,379	108,099	104,114
Amortization of intangibles	4,012	4,367	4,521
Pension settlement expense, including termination expense	89	8,505	12,925
Share-based compensation expense	10,478	9,523	8,413
Provision for losses on accounts receivable	4,327	1,223	2,336
Change in deferred income taxes	7,715	5,411	1,872
Asset impairment	—	26,514	—
Gain on sale of property and equipment and lease termination	(2,376)	(5,247)	(59)
Gain on sale of subsidiaries	—	—	(1,945)
Changes in operating assets and liabilities:
Receivables	(38,129)	13,720	(23,554)
Prepaid expenses	(7,966)	(4,756)	(2,988)
Other assets	2,646	(1,365)	(4,341)
Income taxes	(1,712)	(8,720)	12,169
Operating right-of-use assets and lease liabilities, net	756	728	—
Multiemployer pension fund withdrawal liability	(611)	(584)	22,602
Accounts payable, accrued expenses, and other liabilities	41,281	(27,039)	52,020
NET CASH PROVIDED BY OPERATING ACTIVITIES	205,989	170,364	255,347

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(43,248)	(90,955)	(43,992)
Proceeds from sale of property and equipment	13,348	13,490	4,256
Proceeds from sale of subsidiaries	—	—	4,680
Purchases of short-term investments	(165,133)	(129,709)	(108,495)
Proceeds from sale of short-term investments	216,735	120,409	58,698
Capitalization of internally developed software	(14,241)	(11,476)	(10,097)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,461	(98,241)	(94,950)

FINANCING ACTIVITIES
Borrowings under credit facilities	180,000	—	—
Borrowings under accounts receivable securitization program	45,000	—	—
Proceeds from notes payable	—	20,410	—
Payments on long-term debt	(326,098)	(58,938)	(71,260)
Net change in book overdrafts	6,510	(2,722)	262
Deferred financing costs	—	(562)	(202)
Payment of common stock dividends	(8,157)	(8,187)	(8,244)
Purchases of treasury stock	(6,595)	(9,110)	(9,404)
Payments for tax withheld on share-based compensation	(2,065)	(1,291)	(2,135)
NET CASH USED IN FINANCING ACTIVITIES	(111,405)	(60,400)	(90,983)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,045	11,723	69,414
Cash and cash equivalents at beginning of period	201,909	190,186	120,772
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$303,954	$201,909	$190,186

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$61,803	$70,372	$94,016
Accruals for equipment received	$1,667	$234	$2,807
Lease liabilities arising from obtaining right-of-use assets	$67,819	$32,761	$—

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

The Asset-Based segment represented approximately 68% of the Company’s 2020 total revenues before other revenues and intercompany eliminations. As of December 2020, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which will remain in effect through June 30, 2023.

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

Reclassifications: Certain reclassifications have been made to the prior period presentation of accrued expenses in the consolidated balance sheets to conform to the current year presentation. Current portion of pension and postretirement liabilities previously presented in a separate line in the consolidated balance sheets have been reclassed to accrued expenses. There was no impact on total current liabilities as a result of the reclassification.

Subsequent Events

In January 2021, the Asset-Based segment sold an unutilized property that will result in a gain on sale of property and equipment of approximately $8.5 million.

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

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 4% of its revenues in 2020, 2019, or 2018 or more than 6% of its accounts receivable balance at December 31, 2020 and 2019. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Allowances: On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses, (“ASC Topic 326”), which replaces the incurred loss methodology model with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables and other receivables.

The Company maintains allowances for credit losses (formerly known as the allowance for doubtful accounts) and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $3.6 million and $1.8 million at December 31, 2020 and 2019, respectively. During 2020, the allowance for credit losses increased $4.3 million and was reduced $2.5 million by write-offs, net of recoveries.

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following useful lives: structures – primarily 15 to 60 years; revenue equipment – 3 to 16 years; and other equipment – 2 to 15 years. The Company utilizes tractors and trailers in its operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

Computer Software for Internal Use, Including Web Site Development and Cloud Computing Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the application development stage, or during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and postimplementation-operation stage, which includes maintenance and training costs, are expensed as incurred. For financial reporting purposes, capitalized software costs are amortized by the straight-line method generally over 2 to 7 years. Capitalized costs related to cloud computing and hosting arrangements are presented within prepaid expenses in the accompanying consolidated balance sheets. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right of use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at fair value and recognize an impairment loss in operating income. For the year ended December 31, 2019, the Company recorded a pre-tax impairment charge of $6.5 million related to long-lived assets within the ArcBest segment (see Note D). At December 31, 2020, management was not aware of other events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $1.1 million and $1.3 million are reported within other noncurrent assets as of December 31, 2020 and 2019, respectively.

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

The Company’s income taxes for the year ended December 31, 2018, were impacted by the recognition of the effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) that was signed into law on December 22, 2017 (see Note E).

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $21.3 million and $14.7 million at December 31, 2020 and 2019, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Long-Term Debt: Long-term debt consists of borrowings outstanding under the Company’s revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (“Credit Agreement”) and accounts receivable securitization program; notes payable for the financing of revenue equipment, other equipment, and software; and finance lease obligations. The Company’s long-term debt and financing arrangements are further described in Note G.

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

Leases: The Company leases, primarily under operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Finance leases are not material to the consolidated financial statements. The Company also has a small number of subleases and income leases on owned properties that are immaterial to the consolidated financial statements. The Company adopted ASC Topic 842, Leases, (“ASC Topic 842”) effective January 1, 2019. In accordance with ASC Topic 842, right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. For financial reporting purposes, right-of-use assets held under finance leases are amortized over their estimated useful lives on the same basis as owned assets, and leasehold improvements associated with assets utilized under finance or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under finance leases is included in depreciation expense. Obligations under the finance lease arrangements are included in long-term debt.

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

An assessment is made on or after the effective date of newly signed contracts as to whether the contract is, or contains, a lease at the inception of a contract. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (3) whether the Company has the right to direct the use of the asset. For all operating leases that meet the scope of ASC Topic 842, a right-of-use asset and a lease liability are recognized. The right-of-use asset is measured as the initial amount of the lease liability, plus any initial direct costs incurred, less any prepayments prior to commencement or lease incentives received. The lease liability is initially measured at the present value of the lease payments, discounted using the Company’s secured incremental borrowing rate for the same term as the underlying lease unless the interest rate implicit in the lease is readily determined, then the implicit rate will be used. Lease payments included in the measurement of the lease liability are comprised of the following: (1) the fixed noncancelable lease payments, (2) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (3) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: Termination of the Company’s nonunion defined benefit pension plan was completed in 2019 (as further discussed in Note I). The policy disclosures related to the nonunion defined benefit pension plan within this Note apply to the Company’s accounting for the plan for the periods presented in the consolidated financial statements and related disclosures of this Annual Report on Form 10-K prior to liquidation of the plan as of December 31, 2019.

The Company recognizes the funded status of the supplemental benefit plan (the “SBP”) and postretirement health benefit plan in the consolidated balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. The benefit obligations of the SBP and postretirement health benefit plan represent the funded status, as these plans do not have plan assets. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment which created the prior service credit. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The Company has not incurred service cost under the nonunion defined benefit pension plan or the SBP since the accrual of benefits under the plans was frozen on July 1, 2013 and December 31, 2009, respectively; however, the Company incurs service cost under the postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (including pension settlement expense) of the nonunion defined benefit pension plan, the SBP, and the postretirement health benefit plan are reported within the other line item of other income (costs).

The expense and liability related to the SBP, postretirement health benefit plan, and, prior to termination, the nonunion defined benefit pension plan, are measured based upon a number of assumptions and using the services of a third-party actuary. The discount rates used to discount the plans’ obligations are determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Prior to plan termination, the Company established the expected rate of return on plan assets for the nonunion defined benefit pension plan by considering the historical and expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and, for the postretirement health benefit plan, future increases in health care costs. The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost.

The Company uses December 31 as the measurement date for the SBP, postretirement health benefit plan, and, prior to termination, the nonunion defined benefit pension plan. Plan obligations are also remeasured upon curtailment and upon settlement.

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

The Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original length of one year or less or contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

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

Earnings Per Share: Prior to 2020, the Company used the two-class method for calculating earnings per share due to certain equity awards being deemed participating securities. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The calculation uses the net income based on the two-class method and the weighted-average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Effective in 2020, the Company no longer has equity awards that are deemed participating securities. Basic earnings per share is calculated by dividing net income by the daily weighted number of shares of the Company’s common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method. Under this method, the denominator used in calculating diluted earnings per share includes the impact of unvested restricted equity awards.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units (“RSUs”) generally vest at the end of a five-year period following the date of grant for RSUs awarded prior to 2018 and at the end of a four-year period following the date of grant for subsequent grants. Awards granted to non-employee directors typically vest at the end of a one-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares which are subsequently distributed. Effective in 2020, the Company no longer has equity awards which are paid dividends or dividend equivalents during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

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

Adopted Accounting Pronouncements

As previously discussed in the accounting policy for allowances within this Note, effective January 1, 2020, the Company adopted ASC Topic 326, which replaced the incurred loss methodology model with an expected loss methodology referred to as the CECL methodology for the Company’s trade receivables and other receivables. The Company adopted ASC Topic 326 with the modified retrospective approach. Under this approach, results for reporting periods after January 1, 2020 are presented under ASC Topic 326 while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The Company recorded a decrease to retained earnings of $0.2 million as of January 1, 2020 for the cumulative effect of adopting ASC Topic 326.

On January 1, 2020 the Company adopted ASC Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASC Subtopic 350-40”). The amendments to ASC Subtopic 350-40 clarify the accounting treatment for implementation costs incurred by the customer in a cloud computing software arrangement. The amendments allow implementation costs of cloud computing arrangements to be capitalized using the same method prescribed by ASC Subtopic 350-40, Internal-Use Software. The amendments to ASC Subtopic 350-40 were adopted on a prospective basis and did not have an impact on the Company’s consolidated financial statements.

On January 1, 2020 the Company adopted ASC Topic 820, Fair Value Measurement, which was amended to modify the disclosure requirements of fair value measurements, primarily impacting the disclosures for Level 3 fair value measurements. The amendment did not have an impact on the Company’s financial statement disclosures.

The amendments to ASC Topic 848, Reference Rate Reform, (“ASC Topic 848”) are effective as of March 12, 2020 through December 31, 2022 and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company did not elect the optional expedients or apply the exceptions allowed by ASC Topic 848 during the year ended December 31, 2020 and does not expect that the amendments, if elected, will have a significant impact on the Company’s consolidated financial statements. The Company’s Credit Facility, accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR, which is expected to be phased out by the end of 2021. The Company’s Credit Facility and current interest rate swap agreement, which was amended on May 4, 2020 (see Note G), mature on October  1, 2024. The Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement and the interest rate on the swap agreement will change to the rate in the Credit Agreement. Any changes to the terms of the Company’s borrowing arrangements which would allow for the use of an alternative to LIBOR in calculating the interest rate under such arrangements are anticipated to be effective in 2022 upon the Company’s agreement with the lenders as to the replacement reference rate.

Accounting Pronouncements Not Yet Adopted

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment is effective for the Company beginning January 1, 2021 and is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	December 31	December 31
	2020	2019

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$240,687	$166,619
Variable rate demand notes(1)(2)	29,066	14,750
Money market funds(3)	34,201	20,540
Total cash and cash equivalents	$303,954	$201,909

Short-term investments
Certificates of deposit(1)	$53,297	$69,314
U.S. Treasury securities(4)	12,111	47,265
Total short-term investments	$65,408	$116,579
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2020 and 2019, cash, cash equivalents, and short-term investments totaling $156.4 million and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2020		2019

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	—	—	40,000	40,000
Notes payable(3)	214,216	217,226	213,504	216,432
New England Pension Fund withdrawal liability(4)	21,407	25,523	22,018	24,462
	$305,623	$312,749	$345,522	$350,894
(1)	The Credit Facility carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(3)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(4)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability (see Note I). The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 2.6% and 3.4% at December 31, 2020 and 2019, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$34,201	$34,201	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,955	2,955	—	—
	$37,156	$37,156	$—	$—
Liabilities:
Interest rate swaps(3)	$1,622	$—	$1,622	$—

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$20,540	$20,540	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,427	2,427	—	—
	$22,967	$22,967	$—	$—
Liabilities:
Interest rate swaps(3)	$563	$—	$563	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2020 and December 31, 2019 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets remeasured on a nonrecurring basis at December 31, 2020. The following table presents the fair value of assets remeasured on a nonrecurring basis as of December 31, 2019.

	December 31, 2019
	Nonrecurring Fair Value Remeasurements
	Significant
	Unobservable Inputs	Total
	(Level 3)	Losses

	(in thousands)
Assets:
Goodwill(1)	$83,842	$(20,000)
Long-lived assets(2)	6,805	(6,514)
	$90,647	$(26,514)
(1)	A portion of the goodwill within the ArcBest segment was reduced to its implied fair value as of October 1, 2019 (see Note D).
(2)	Represents fair value of the dedicated asset group within the ArcBest segment. Losses include write-downs of $6.0 million related to customer relationship intangibles (see Note D) and $0.5 million related to revenue equipment within the dedicated asset group included in the ArcBest segment reducing the carrying amounts to implied fair value as of October 1, 2019.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2018	$108,320	$107,690	$630
Goodwill impairment(1)	(20,000)	(20,000)	—
Balances at December 31, 2019 and 2020(2)	$88,320	$87,690	$630

Accumulated impairment at December 31, 2019 and 2020	$(20,000)	$(20,000)	$—
(1)	Goodwill impairment charge related to the ArcBest segment further described within this Note.
(2)	Goodwill was not adjusted during the year ended December 31, 2020.

The annual impairment evaluation of the goodwill balance of the domestic freight reporting unit, which includes the Company’s expedite, truckload, and dedicated operations, was performed as of October 1, 2020 and it was determined that there was no impairment of the recorded balance. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Management’s assumptions include a continuing economic recovery into 2021. The goodwill balance for each of the other reporting units was assessed qualitatively and it was determined that it was more likely than not that there was no impairment of goodwill as of the assessment date. Furthermore, as of December 31, 2020, no indicators of impairment were identified.

As of the October 1, 2019 annual impairment testing, it was determined that the recorded balances of the domestic freight reporting unit within the ArcBest segment exceeded the estimated fair value of the reporting unit. As a result, the Company recorded a noncash goodwill impairment charge of $20.0 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019. It was also determined that potential impairment indicators existed and an impairment test of the asset groups, including the Company’s finite-lived intangible assets was performed as of October 1, 2019. The Company recorded a noncash impairment charge of $6.5 million, which was recognized in “Asset impairment” within the ArcBest segment operating expenses for the year ended December 31, 2019 to record the asset group at fair value. Approximately $6.0 million of the impairment was related to customer relationships and an additional $0.5 million was related to revenue equipment. The impairment resulted primarily from underperformance of the truckload and dedicated businesses within the domestic freight reporting unit of the ArcBest segment during 2019. Economic conditions during 2019, including lack of growth in the industrial and manufacturing sectors, tariff impacts of international trade, and higher customer inventory levels, contributed to uncertainty on projected shipment levels for purposes of these accounting assessments.

Intangible assets consisted of the following as of December 31:

		2020			2019
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$30,477	$22,244	$52,721	$26,667	$26,054
Other	13	980	543	437	1,294	816	478
	14	53,701	31,020	22,681	54,015	27,483	26,532
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,001	$31,020	$54,981	$86,315	$27,483	$58,832

The annual impairment evaluation of indefinite-lived intangible assets was performed as of October 1, 2020 and it was determined that there was no impairment of the recorded balances.

The future amortization for intangible assets acquired through business acquisitions as of December 31, 2020 were as follows:

Amortization of
Intangible Assets
(in thousands)
2021	$3,838
2022	3,815
2023	3,722
2024	3,689
2025	3,674
Thereafter	3,943
Total amortization	$22,681

NOTE E – INCOME TAXES

On December 22, 2017, H.R. 1/Public Law 115-97 which includes tax legislation titled Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, the Company recognized a reduction of net deferred income tax liabilities of $3.8 million in 2018 related to the reversal of temporary differences through the Company’s fiscal tax year end of February 28, 2018. As of December 31, 2018, the accounting for the income tax effect of the Tax Reform Act was complete and all amounts recorded were considered final.

In addition to the effect on net deferred tax liabilities, the Company recorded a reduction in current income tax expense of $0.1 million at December 31, 2018, as a result of the Tax Reform Act, to reflect the Company’s application of a blended rate due to the use of a fiscal year rather than a calendar year for U.S. income tax filing. Because the Company’s fiscal tax year included the effective date of the rate change under the Tax Reform Act, taxes are required to be calculated by applying a blended rate to the taxable income for the tax year ending February 28, 2018. The blended rate is calculated based on the ratio of days in the fiscal tax year prior to and after the effective date of the rate change. In computing total tax expense for the twelve months ended December 31, 2018, a federal blended rate of 32.74% was applied to the two months ended February 28, 2018, and a 21.0% federal statutory rate was applied to the ten months ended December 31, 2018.

The Tax Reform Act made many other changes in the tax law applicable to corporations, including the one-time transition tax on earnings of foreign subsidiaries, the tax on global intangible low-taxed income, and the tax on base erosion payments. At December 31, 2020, the Company has determined these provisions of the Tax Reform Act will not have a significant impact on the Company’s consolidated financial statements.

Additional tax law changes occurred in December 2019 which had an impact on the 2019 tax provision. The nature and effect of these 2019 changes are described in the reconciliation of the effective tax rate and the statutory tax rate below.

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2020	2019	2018(1)

	(in thousands)
Current provision:
Federal	$10,001	$2,202	$9,750
State	3,267	1,813	3,264
Foreign	413	2,060	2,238
	13,681	6,075	15,252

Deferred provision (benefit):
Federal	5,948	4,196	1,157
State	1,789	1,221	737
Foreign	(22)	(6)	(22)
	7,715	5,411	1,872
Total provision for income taxes	$21,396	$11,486	$17,124
(1)	For 2018, the income tax provision reflects the impact of the Tax Reform Act, as previously disclosed in this Note.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31, were as follows:

	2020(1)	2019(1)	2018(1)(2)

	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$4,975	$16,255	$23,153
Amortization of intangibles and impairment	183	(6,933)	(763)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(182)	(1,880)	469
Revenue recognition	(1,481)	(1,437)	(2,524)
Allowance for doubtful accounts	(652)	541	(115)
Nonunion pension and other retirement plans	957	564	(2,810)
Multiemployer pension fund withdrawal(3)	157	150	(5,818)
Federal and state net operating loss carryforwards utilized (generated)	(259)	59	746
State depreciation adjustments	343	(1,302)	(1,761)
Share-based compensation	(195)	(709)	(529)
Valuation allowance increase (decrease)	617	383	(744)
Other accrued expenses	1,663	(699)	(4,881)
Impact of the Tax Reform Act(2)	—	—	(3,772)
Prepaid expenses	1,207	1,782	1,313
Operating lease right-of-use assets/liabilities – net(4)	(13)	(1,049)	—
Other	395	(314)	(92)
Deferred tax provision	$7,715	$5,411	$1,872
(1)	The components of the deferred tax provision reflect the statutory U.S. income tax rate in effect for the applicable year, which is a blended rate for 2018 (as previously discussed within this Note), and 21% for 2019 and 2020.
(2)	For 2018, the effect of the change in the U.S. corporate tax rate from 35% to 21% in accordance with the Tax Reform Act is reflected as a separate component of the deferred tax provision.
(3)	ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Pension Fund (see Note I).
(4)	Net change in operating lease right-of-use deferred tax assets and liabilities recorded due to the adoption of ASC Topic 842 in 2019.

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2020	2019

	(in thousands)
Deferred tax assets:
Accrued expenses	$40,502	$41,757
Operating lease liabilities(1)	33,933	19,726
Supplemental pension liabilities	103	1,091
Multiemployer pension fund withdrawal(2)	5,409	5,546
Postretirement liabilities other than pensions	4,871	5,359
Share-based compensation	5,827	5,605
Federal and state net operating loss carryovers	1,353	1,093
Revenue recognition	1,426	—
Other	1,297	1,538
Total deferred tax assets	94,721	81,715
Valuation allowance	(1,284)	(668)
Total deferred tax assets, net of valuation allowance	93,437	81,047

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	113,092	107,835
Operating lease right-of-use assets(1)	32,923	18,703
Intangibles	7,520	7,373
Revenue recognition	—	669
Prepaid expenses	6,151	4,952
Total deferred tax liabilities	159,686	139,532
Net deferred tax liabilities	$(66,249)	$(58,485)
(1)	Operating lease right-of-use assets and liabilities were recorded in 2019 due to the adoption of ASC Topic 842.
(2)	ABF Freight recorded a multiemployer pension fund withdrawal liability in 2018 resulting from the transition agreement it entered into with the New England Pension Fund (see Note I).

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2020(1)	2019(1)	2018(1)

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$19,424	$10,809	$17,721
Federal income tax effects of:
State income taxes	(1,062)	(637)	(840)
Nondeductible expenses	1,395	1,344	1,682
Life insurance proceeds and changes in cash surrender value	(488)	(775)	7
Alternative fuel credit	(1,261)	(2,340)	(1,203)
Net increase (decrease) in valuation allowances	617	382	(891)
Net increase (decrease) in uncertain tax positions	(933)	(20)	933
Settlement of share-based compensation	420	388	(649)
Impact of the Tax Reform Act on current tax(1)	—	—	(52)
Impact of the Tax Reform Act on deferred tax(1)	—	—	(3,772)
Nonunion pension termination expense	—	1,040	—
Foreign tax credits generated	(391)	(2,054)	(2,216)
Federal research and development tax credits	(2,078)	(1,354)	—
Other	306	(385)	187
Federal income tax provision	15,949	6,398	10,907
State income tax provision	5,056	3,034	4,001
Foreign income tax provision	391	2,054	2,216
Total provision for income taxes	$21,396	$11,486	$17,124
Effective tax rate	23.1%	22.3%	20.3%

(1)	Amounts in this reconciliation reflect the statutory U.S. income tax rate in effect for the applicable year after the enactment of the Tax Reform Act, which is 21%. The effect of applying a blended rate of 32.74% for the two months ended February 28, 2018, in accordance with the Tax Reform Act, is reflected in separate components of the reconciliation.

Income taxes paid, excluding income tax refunds, totaled $28.6 million, $28.1 million, and $21.8 million in 2020, 2019, and 2018, respectively. Income tax refunds totaled $13.3 million, $13.1 million, and $18.5 million in 2020, 2019, and 2018, respectively.

Under ASC Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year, except for 2018 when it predominantly occurred in the fourth quarter. The 2020 and 2019 tax rates reflect tax expense of 0.5% and 0.9%, respectively, and the 2018 rate reflects a benefit of 0.8% for settlement of stock awards. The tax benefit of dividends on share-based payment awards was less than $0.1 million for each of the years 2020, 2019, and 2018.

At December 31, 2020, the Company had gross federal net operating loss carryforwards of $1.3 million. The use of these net operating loss carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). Of the total amount, $1.0 million will expire if not used within five years; however, it is not expected that the Section 382 limitation will result in the expiration of these net operating loss carryforwards prior to their availability under Section 382. The remaining $0.3 million will expire in 10 years if not used. Due to taxable losses for three prior tax years for the business to which this amount relates, a valuation allowance of $0.1 million for these federal net operating losses was established at December 31, 2020.

At December 31, 2020, the Company had total gross state net operating losses of $18.4 million. Gross state net operating losses of $5.3 million are from the acquisition of Panther and relate to periods ending on or prior to June 15, 2012. State carryforward periods for the remaining Panther net operating losses vary from 10 to 20 years. Gross state net operating losses of $11.6 million are for subsidiaries that have had taxable losses for three prior tax years or have other nexus issues that reduce the likelihood of the utilization of the losses. A valuation allowance of $0.6 million was established for these state net operating losses at December 31, 2020. Also due to three-year taxable losses and nexus issues, state tax credit carryforwards of $0.2 million were fully reserved by a valuation allowance of $0.2 million at December 31, 2020. The unused state tax credits have a carryforward period of 20 years.

As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $0.4 million and $0.7 million at December 31, 2020 and 2019, respectively.

Consolidated federal income tax returns filed for tax years through 2016 are closed by the applicable statute of limitations. The Company is under examination by one state taxing authority at December 31, 2020. The Company is not under examination by foreign taxing authorities at December 31, 2020.

At December 31, 2019 and 2018, the Company had reserves for uncertain tax positions of $0.9 million and $1.0 million, respectively. These reserves related to credits taken on federal returns and were fully removed upon the expiration of the statute of limitations in the first quarter of 2020 and the fourth quarter of 2019, respectively. No reserve for uncertain tax positions remained at December 31, 2020.

For 2020, 2019, and 2018, interest paid or accrued related to foreign and state income taxes was immaterial.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Current operating leases have remaining terms of less than 12.1 years, some of which include one or more options to renew, with renewal option terms up to five years. There are no available termination options as of December 31, 2020. The right-of-use assets and lease liabilities as of December 31, 2020 and 2019 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of December 31, 2020 and 2019 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in CPI index, rent payments that are based on usage, and other lease related payments which are subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The components of operating lease expense were as follows:

	Year Ended December 31
	2020	2019

	(in thousands)
Operating lease expense	$24,559	$22,291
Variable lease expense	3,152	3,366
Sublease income	(398)	(324)

Total operating lease expense(1)	$27,313	$25,333
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

Rental expense for operating leases, excluding expenses related to leases with initial terms of less than one year, totaled $20.5 million, net of sublease income, for 2018.

The operating cash flows from operating lease activity were as follows:

	Year Ended December 31
	2020	2019

	(in thousands)
Noncash change in operating right-of-use assets	$21,184	$20,439
Change in operating lease liabilities	(20,428)	(19,711)
Operating right-of-use-assets and lease liabilities, net	$756	$728

Cash paid for amounts included in the measurement of operating lease liabilities	$(23,810)	$(21,714)

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2020
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$115,195	$114,908	$287

Operating lease liabilities (current)	$21,482	$21,207	$275
Operating lease liabilities (long-term)	97,839	97,828	11
Total operating lease liabilities	$119,321	$119,035	$286

Weighted-average remaining lease term (in years)	6.7
Weighted-average discount rate	3.18%

	December 31, 2019
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$68,470	$67,227	$1,243

Operating lease liabilities (current)	$20,265	$19,293	$972
Operating lease liabilities (long-term)	52,277	52,008	269

Total operating lease liabilities	$72,542	$71,301	$1,241

Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	3.77%

Maturities of operating lease liabilities at December 31, 2020 were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

	(in thousands)
2021	$24,629	$24,352	$277
2022	21,073	21,062	11
2023	16,755	16,755	—
2024	14,668	14,668	—
2025	12,153	12,153	—
Thereafter	43,035	43,035	—
Total lease payments	132,313	132,025	288
Less imputed interest	(12,992)	(12,990)	(2)
Total	$119,321	$119,035	$286

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

	December 31	December 31
	2020	2019

	(in thousands)
Credit Facility (interest rate of 1.3%(1) at December 31, 2020)	$70,000	$70,000
Accounts receivable securitization borrowings	—	40,000
Notes payable (weighted-average interest rate of 3.0% at December 31, 2020)	214,216	213,504
Finance lease obligations (weighted-average interest rate of 3.3% at December 31, 2020)	8	15
	284,224	323,519
Less current portion	67,105	57,305
Long-term debt, less current portion	$217,119	$266,214
(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% and 2.98% based on the margin of the Credit Facility as of December 31, 2020 and 2019, respectively.

Scheduled maturities of long-term debt obligations as of December 31, 2020 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
2021	$73,386	$886	$72,493	$7
2022	64,750	914	63,835	1
2023	48,892	971	47,921	—
2024	102,393	70,823	31,570	—
2025	9,576	—	9,576	—
Thereafter	—	—	—	—
Total payments	298,997	73,594	225,395	8
Less amounts representing interest	14,773	3,594	11,179	—
Long-term debt	$284,224	$70,000	$214,216	$8
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases at December 31 were included in property, plant and equipment as follows:

	2020	2019

	(in thousands)
Revenue equipment	$326,823	$265,315
Software	—	2,140
Service, office, and other equipment	26,270	26,344
Total assets securing notes payable or held under finance leases	353,093	293,799
Less accumulated depreciation and amortization(1)	115,424	71,405
Net assets securing notes payable or held under finance leases	$237,669	$222,394
(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 2.9% at December 31, 2020. The Company paid interest of $11.3 million, $10.9 million, and $8.7 million in 2020, 2019, and 2018, respectively, net of capitalized interest which totaled $0.3 million for 2020 and $0.2 million for 2019 and 2018.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed an additional $180.0 million under the Credit Facility in March 2020 as a precautionary measure to preserve financial flexibility during the COVID-19 pandemic, and repaid the borrowing during the third quarter of 2020. As of December 31, 2020, the Company had available borrowing capacity of $180.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2020.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of December 31, 2020. The fair value of the interest rate swap of $1.4 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2020 and 2019, respectively. The Company had a five-year interest rate swap agreement with a $50.0 million notional amount that matured on January 2, 2020 for which less than $0.1 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2019.

On May 4, 2020, the Company extended the term of its $50.0 million notional amount interest rate swap agreement from June 30, 2022 to October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of December 31, 2020. The fair value of the interest rate swap of $0.2 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2020.

The unrealized loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at December 31, 2020 and 2019, and the change in the unrealized loss on the interest rate swaps for the years ended December 31, 2020 and 2019 was reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at December 31, 2020.

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

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at December 31, 2020.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2020, standby letters of credit of $11.7 million have been issued under the program, which reduced the available borrowing capacity to $113.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2020 and 2019, the Company had letters of credit outstanding of $12.3 million and $12.8 million, respectively, (including $11.7 million and $12.2 million, respectively, issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2020 and 2019, surety bonds outstanding related to the self-insurance program totaled $61.7 million and $62.3 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $61.8 million and $90.8 million for revenue equipment and other equipment during the year ended December 31, 2020 and 2019, respectively.

NOTE H – ACCRUED EXPENSES

	December 31
	2020	2019

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$103,898	$107,149
Accrued vacation pay	51,728	47,730
Accrued compensation, including retirement benefits(1)	67,690	52,720
Taxes other than income	10,468	8,722
Other	12,962	16,000
Total accrued expenses	$246,746	$232,321
(1)	Certain reclassifications have been made to the prior period accrued expenses in this table to conform to the current year presentation. There was no impact on total current liabilities as a result of the reclassifications. Current portion of pension and postretirement liabilities previously presented in a separate line in the consolidated balance sheets have been reclassed to “Accrued compensation, including retirement benefits” to conform to the current year presentation of accrued expenses.

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

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. The plan began distributing immediate lump sum benefit payments related to the plan termination in fourth quarter 2018 and continued making these distributions during 2019. The plan purchased a nonparticipating annuity contract from an insurance company during 2019 to settle the pension obligation related to the vested benefits of plan participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation for the vested benefits of plan participants who could not be located for payment was transferred to the Pension Benefit Guaranty Corporation (the “PBGC”). The Company made $7.7 million of tax-deductible cash contributions to the plan in 2019 to fund the plan benefit and expense distributions in excess of plan assets. Termination of the nonunion defined benefit plan was completed in 2019 and the plan was liquidated as of December 31, 2019.

The Company recognized pension settlement expense as a component of net periodic benefit cost related to the nonparticipating annuity contract purchase and the transfer of the remaining benefit obligation to the PBGC in 2019, and lump-sum benefit distributions from the plan in 2019 and 2018. The pension settlement expense amounts are presented in the tables within this Note. In 2019, an additional $4.0 million pension termination expense (with no tax benefit) was recorded with pension settlement expense in the “Other, net” line of other income (costs) in the consolidated statements of operations. This noncash charge was related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. The stranded amount originally related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s board of directors (the “Board of Directors”). The Compensation Committee of the Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2020 and 2019 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense in 2018.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2020	2019	2020	2019	2020	2019

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$—	$33,373	$3,236	$3,948	$20,630	$29,488
Service cost	—	—	—	—	187	320
Interest cost	—	624	9	39	576	1,212
Actuarial (gain) loss(1)	—	300	34	186	(2,027)	(9,542)
Benefits paid	—	(34,297)	(2,887)	(937)	(615)	(848)
Benefit obligations, end of year	—	—	392	3,236	18,751	20,630
Change in plan assets
Fair value of plan asset, beginning of year	—	26,646	—	—	—	—
Actual return on plan assets	—	(59)	—	—	—	—
Employer contributions	—	7,710	2,887	937	615	848
Benefits paid	—	(34,297)	(2,887)	(937)	(615)	(848)
Fair value of plan assets, end of year	—	—	—	—	—	—
Funded status at period end	$—	$—	$(392)	$(3,236)	$(18,751)	$(20,630)

Accumulated benefit obligation	$—	$—	$392	$3,236	$18,751	$20,630
(1)	The actuarial gain on the postretirement health benefit plan for 2020 is primarily related to the impact of actuarial assumptions on the valuation of plan costs, including lower health care cost trend rates, partially offset by a decrease in the discount rate used to remeasure the plan obligation at December 31, 2020 versus December 31, 2019. The actuarial gain on the postretirement health benefit plan for 2019 was primarily related to the impact of a lower cost prescription drug plan effective January 1, 2020.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2020	2019	2020	2019

Current portion of pension and postretirement liabilities	$—	$(2,886)	$(588)	$(686)
Pension and postretirement liabilities, less current portion	(392)	(350)	(18,163)	(19,944)
Liabilities recognized	$(392)	$(3,236)	$(18,751)	$(20,630)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018

	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$187	$320	$366
Interest cost	—	624	4,269	9	39	108	576	1,212	837
Expected return on plan assets	—	(31)	(1,582)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(1)	(33)	(93)
Pension settlement expense(1)	—	4,164	12,925	89	370	—	—	—	—
Amortization of net actuarial (gain) loss(2)	—	260	2,583	8	95	81	(597)	898	304
Net periodic benefit cost	$—	$5,017	$18,195	$106	$504	$189	$165	$2,397	$1,414
(1)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.
(2)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2020	2019(1)	2018(2)	2020(3)	2019(4)	2018

	(in thousands, except per share data)
Pension settlement distributions	$—	$33,938	$105,279	$2,887	$937	$—
Pension settlement expense, pre-tax(5)	$—	$4,164	$12,925	$89	$370	$—
Pension settlement expense per diluted share, net of taxes	$—	$0.12	$0.36	$—	$0.01	$—
(1)	Pension settlement distributions for 2019 represent $18.4 million of lump-sum benefit distributions, including participant-elected distributions associated with the plan’s termination, a $14.0 million nonparticipating annuity contract purchase, and a $1.5 million transfer of benefit obligations to the PBGC.
(2)	Pension settlement distributions for 2018 represent lump-sum benefit distributions, including participant-elected distributions associated with the plan’s termination.
(3)	The 2020 SBP distributions include the portion of a benefit related to an officer retirement that occurred in 2019 which was delayed for six months after retirement in accordance with IRC Section 409A.
(4)	The 2019 SBP distribution excludes the portion of the benefit related to an officer retirement which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to the delayed distribution was recognized in 2019.
(5)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2020	2019	2020	2019

Unrecognized net actuarial (gain) loss	$64	$127	$(4,454)	$(3,024)
Unrecognized prior service credit	—	—	—	(1)
Total	$64	$127	$(4,454)	$(3,025)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2020	2019	2020	2019
Discount rate	1.1%	2.4%	2.3%	3.1%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2020	2019(1)	2018(2)	2020	2019	2018	2020	2019	2018
Discount rate	N/A	3.9%	3.1%	2.4%	3.6%	2.8%	3.1%	4.2%	3.5%
Expected return on plan assets	N/A	1.4%	1.4%	N/A	N/A	N/A	N/A	N/A	N/A
(1)	The discount rate presented was used to determine the first quarter 2019 expense, and the short-term discount rate established upon quarterly settlements in 2019 of 3.8% and 3.7%, was used to calculate the expense for the second and third quarter of 2019, respectively. The expected return on plan assets presented was used to determine nonunion pension expense for first quarter 2019, and a 0.0% expected return on plan assets was used to determine nonunion pension expense for the second and third quarters of 2019.
(2)	The discount rate presented was used to determine the first quarter 2018 credit, and the interim discount rate established upon each quarterly settlement in 2018 of 3.6%, 3.8%, and 3.6% was used to calculate the expense for the second, third, and fourth quarter of 2018, respectively.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2020	2019
Health care cost trend rate assumed for next year(1)	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline	4.5%	5.0%
Year that the rate reaches the cost trend assumed rate	2032	2026
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully-insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2020 and 2019 are for 2022 and 2021, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2020 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

2021	$—	$588
2022	$—	$618
2023	$—	$667
2024	$—	$667
2025	$—	$691
2026-2030	$424	$3,781

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $1.8 million and $2.1 million were recorded as of December 31, 2020 and 2019, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Cash Long-Term Incentive Plan (see Cash Long-Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2020 and 2019, VSP balances of $3.0 million and $2.4 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the 401(k) plans totaled $4.6 million, $6.8 million, and $6.1 million for 2020, 2019, and 2018, respectively. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $12.6 million, $10.9 million, and $11.6 million in 2020, 2019, and 2018, respectively, related to its discretionary contributions to the defined contribution plan. Participants are fully vested in their benefits under the defined contribution plan after three years of service.

Cash Long-Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2020, 2019, and 2018, $14.2 million, $13.7 million, $18.3 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $55.7 million and $53.2 million at December 31, 2020 and 2019, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $2.3 million and $3.7 million for 2020 and 2019, respectively, and a loss of less than $0.1 million for 2018, associated with changes in the cash surrender value and proceeds from life insurance policies.

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

Based on the most recent annual funding notices the Company has received, most of which are for plan year ended December 31, 2019, approximately 56% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2020 were made to plans that are in “critical and declining status,” including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, approximately 3% were made to plans that are in “critical status” but not “critical and declining status,” and approximately 4% were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2020	2019	Implemented (c)	2020	2019	2018	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$68,704	$75,803	$74,177	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	23,633	24,860	25,268	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,485	13,907	13,393	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	9,885	10,164	9,929	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	Implemented(10)	4,464	4,802	20,090	No

All other plans in the aggregate					22,023	24,210	24,392
Total multiemployer pension contributions paid(11)					$142,194	$153,746	$167,249

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2020 and 2019 is for the plan’s year-end status at December 31, 2019 and 2018, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2019 and 2018.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2019 and 2018.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2019 – January 31, 2020 and February 1, 2018 – January 31, 2019.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2020 and 2019.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2020 and 2019.
(7)	Contributions include $1.6 million for 2020 and 2019, respectively, and $15.7 million for 2018, related to the multiemployer pension fund withdrawal liability which is further discussed in this Note.
(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2019 and 2018.

(9)	PPA zone status relates to plan years October 1, 2019 – September 30, 2020 and October 1, 2018 – September 30, 2019.
(10)	Adopted a rehabilitation plan effective January 1, 2009.
(11)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The 2018 ABF NMFA and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by the previously mentioned payments related to the New England Pension Fund and changes in Asset-Based business levels. Due to the negative impact of the COVID-19 pandemic on tonnage levels, the Company made operational changes in the Asset-Based network in the second and third quarters of 2020, including workforce reductions to better align resources with business levels. The reduction in hours worked by a portion of ABF Freight’s contractual employees contributed to lower contributions to multiemployer pension plans for 2020, compared to 2019.

For 2020, 2019, and 2018, approximately one half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 24.8%, and 27.2% as of January 1, 2019 and 2018, respectively. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 30, 2020, in which the plan’s actuary certified that, as of January 1, 2020, the plan is in critical and declining status, as defined by the Reform Act. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 5 years.

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

ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability as of June 30, 2018 when the transition agreement was determined to be probable. The withdrawal liability was partially settled through the initial lump sum cash payment of $15.1 million made in third quarter 2018, and the remainder will be settled with monthly payments to the New England Pension Fund over a period of 23 years with an initial aggregate present value of $22.8 million. In accordance with current tax law, these payments are deductible for income taxes when paid. As of December 31, 2020, the outstanding withdrawal liability totaled $21.4 million, of which $0.6 million and $20.8 million was recorded in accrued expenses and other long-term liabilities, respectively.

Prior to 2020, the Company received notices that a reduction of benefits was authorized by the Treasury Department for the Western Pennsylvania Teamsters and Employers Pension Fund and the New York State Teamsters Conference Pension and Retirement Fund. The Company also previously received notice that the PBGC will provide financial assistance to the Road Carriers Local 707 Pension Fund, which was declared insolvent, by paying retiree benefits not to exceed the PBGC guarantee limits. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2020 were made to each of these funds.

The Company received a notice of insolvency dated September 30, 2020 for the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund (the “North Jersey Welfare Fund”) which is expected to become insolvent in April 2021. While the board of trustees of the 560 Pension Fund will continue to administer the fund, the PBGC will provide financial assistance to the fund by paying retiree benefits not to exceed the PBGC guarantee limits for insolvent multiemployer plans. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2020, were made to the North Jersey Welfare Fund.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $163.8 million, $172.0 million, and $162.1 million, for the year ended December 31, 2020, 2019, and 2018, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 4.0%, 3.8%, and 4.1% primarily on August 1, 2020, 2019, and 2018, respectively, under the ABF Freight’s collective bargaining agreement with the IBT.

Due to the negative impact of the COVID-19 pandemic on tonnage levels, the Company made operational changes in the Asset-Based network in the second and third quarters of 2020, including workforce reductions to better align resources with business levels. The reduction in hours worked by a portion of ABF Freight’s contractual employees resulted in lower contributions to multiemployer health and welfare plans for 2020, compared to 2019. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2020, 2019, and 2018 multiemployer health and welfare plan contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows at December 31:

	2020	2019	2018

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit (costs)	$4,390	$2,898	$(11,821)
Interest rate swap	(1,622)	(563)	801
Foreign currency translation	(1,182)	(2,075)	(2,816)

Total	$1,586	$260	$(13,836)

After-tax amounts:
Unrecognized net periodic benefit credit (costs)(1)	$3,260	$2,152	$(12,749)
Interest rate swap	(1,198)	(416)	591
Foreign currency translation	(872)	(1,533)	(2,080)

Total	$1,190	$203	$(14,238)
(1)	The year ended December 31, 2018 includes $4.0 million related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities which was recognized as pension termination expense during 2019 upon extinguishment of the nonunion defined benefit pension plan (see Note I). The reclassification of stranded income tax effects related to this item was not permitted by the amendment to ASC Topic 220, Comprehensive Income, which the Company adopted as of January 1, 2018.

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized Net	Interest	Foreign
		Periodic Benefit	Rate	Currency
	Total	Credit (Costs)	Swap	Translation

	(in thousands)
Balances at December 31, 2018	$(14,238)	$(12,749)	$591	$(2,080)

Other comprehensive income (loss) before reclassifications	6,197	6,657	(1,007)	547
Amounts reclassified from accumulated other comprehensive loss	8,244	8,244	—	—
Net current-period other comprehensive income (loss)	14,441	14,901	(1,007)	547

Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)

Other comprehensive income (loss) before reclassifications	1,359	1,480	(782)	661
Amounts reclassified from accumulated other comprehensive income	(372)	(372)	—	—
Net current-period other comprehensive income (loss)	987	1,108	(782)	661

Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit (Costs)(1)(2)
	2020	2019

	(in thousands)
Amortization of net actuarial gain (loss)	$589	$(1,253)
Amortization of prior service credit	1	33
Pension settlement expense, including termination expense(3)(4)	(89)	(8,505)
Total, pre-tax	501	(9,725)
Tax benefit (expense)	(129)	1,481
Total, net of tax	$372	$(8,244)
(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note I).
(3)	For the year ended December 31, 2019, amounts included in accumulated other comprehensive income related to the nonunion defined benefit pension plan were reclassed to net income in their entirety upon settlement of the pension benefit obligation. These amounts include amortization of net actuarial loss of $0.3 million (pre-tax) and pension settlement expense, including termination expense, of $8.1 million (pre-tax) which were recognized in the “Other, net” line of other income (costs). These reclassifications impacted net income by $7.3 million for the year ended December 31, 2019.
(4)	The year ended December 31, 2019 includes a $4.0 million noncash pension termination expense (with no tax benefit) related to an amount which was stranded in accumulated other comprehensive income until the pension benefit obligation was settled upon plan termination (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2020		2019
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,033	$0.08	$2,052
Second quarter	$0.08	$2,049	$0.08	$2,050
Third quarter	$0.08	$2,040	$0.08	$2,043
Fourth quarter	$0.08	$2,035	$0.08	$2,042

On January 28, 2021, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2021.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2020, the Company purchased 252,299 shares for an aggregate cost of $6.6 million, leaving $6.6 million available for repurchase under the program as of December 31, 2020. Treasury shares totaled 3,656,938 and 3,404,639 as of December 31, 2020 and 2019, respectively.

As previously announced in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 28, 2021, the Board of Directors extended the share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock.

NOTE K – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2020 and 2019. The Ownership Incentive Plan provides for the granting of 4.3 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2020	1,617,120	$24.82
Granted	579,660	$19.22
Vested	(320,788)	$30.29
Forfeited(1)	(34,842)	$25.48
Outstanding – December 31, 2020	1,841,150	$22.09
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31, 2020, 2019, and 2018 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2020	579,660	$19.22
2019	386,840	$27.75
2018	231,510	$44.50

Beginning with 2018 grants, the vesting date for RSUs granted to employees was reduced from the end of a five-year period to the end of a four-year period following the date of grant. The fair value of restricted stock awards that vested in 2020, 2019, and 2018 was $7.8 million, $4.9 million, and $9.6 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2020 was $18.0 million, which is expected to be recognized over a weighted-average period of approximately 2 years.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2020	2019	2018

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$71,100	$39,985	$67,262
Effect of unvested restricted stock awards	—	(22)	(150)
Adjusted net income	$71,100	$39,963	$67,112
Denominator:
Weighted-average shares	25,410,232	25,535,529	25,679,736
Earnings per common share	$2.80	$1.56	$2.61

Diluted
Numerator:
Net income	$71,100	$39,985	$67,262
Effect of unvested restricted stock awards	—	(21)	(145)
Adjusted net income	$71,100	$39,964	$67,117
Denominator:
Weighted-average shares	25,410,232	25,535,529	25,679,736
Effect of dilutive securities	1,012,291	914,526	1,019,095
Adjusted weighted-average shares and assumed conversions	26,422,523	26,450,055	26,698,831
Earnings per common share	$2.69	$1.51	$2.51

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights and, therefore, the RSUs granted in 2020, 2019, and 2018 are not participating securities.

During 2019, the remaining unvested RSUs receiving dividends became vested; therefore, in 2020 the Company began using the treasury stock method for calculating earnings per share.

For the year ended December 31, 2019 and 2018 outstanding stock awards of 0.2 million and 0.1 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”). The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the ArcBest segment, including freight transportation related to certain consumer household goods self-move services.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The ArcBest segment provides services to the Asset-Based segment.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2020	2019	2018

	(in thousands)
REVENUES
Asset-Based	$2,092,031	$2,144,679	$2,175,585
ArcBest	779,115	738,392	781,123
FleetNet	205,049	211,738	195,126
Other and eliminations	(136,032)	(106,499)	(58,046)
Total consolidated revenues	$2,940,163	$2,988,310	$3,093,788
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,095,694	$1,148,761	$1,128,030
Fuel, supplies, and expenses	209,095	257,133	255,655
Operating taxes and licenses	49,300	50,209	48,792
Insurance	33,568	32,516	32,887
Communications and utilities	17,916	18,614	16,983
Depreciation and amortization	94,326	89,798	85,951
Rents and purchased transportation	250,159	221,479	242,247
Shared services	217,258	212,773	215,302
Multiemployer pension fund withdrawal liability charge(1)	—	—	37,922
Gain on sale of property and equipment	(3,309)	(5,892)	(410)
Innovative technology costs(2)	22,458	13,739	3,810
Other	6,701	3,488	4,554
Total Asset-Based	1,993,166	2,042,618	2,071,723
ArcBest
Purchased transportation	649,933	606,113	631,501
Supplies and expenses	9,627	10,789	13,329
Depreciation and amortization	9,714	11,344	13,750
Shared services	90,983	93,961	91,266
Other	9,203	9,860	9,143
Asset impairment(3)	—	26,514	—
Restructuring costs(4)	—	—	491
Gain on sale of subsidiaries(5)	—	—	(1,945)
Total ArcBest	769,460	758,581	757,535

FleetNet	201,682	206,932	190,741
Other and eliminations	(122,423)	(83,591)	(35,309)
Total consolidated operating expenses	$2,841,885	$2,924,540	$2,984,690

(1)	ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund (see Note I).
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(3)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the segment (see Note D).
(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note N).
(5)	Gain recognized in 2018 relates to the sale of the ArcBest segment’s military moving business in December 2017.

	For the Year Ended December 31
	2020	2019	2018

	(in thousands)
OPERATING INCOME (LOSS)
Asset-Based	$98,865	$102,061	$103,862
ArcBest	9,655	(20,189)	23,588
FleetNet	3,367	4,806	4,385
Other and eliminations	(13,609)	(22,908)	(22,737)
Total consolidated operating income	$98,278	$63,770	$109,098

OTHER INCOME (COSTS)
Interest and dividend income	$3,616	$6,453	$3,914
Interest and other related financing costs	(11,697)	(11,467)	(9,468)
Other, net(1)	2,299	(7,285)	(19,158)
Total other costs	(5,782)	(12,299)	(24,712)
INCOME BEFORE INCOME TAXES	$92,496	$51,471	$84,386
(1)	Includes the components of net periodic benefit cost other than service cost, including pension settlement and termination expense (see Note I), and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	2020	2019	2018

	(in thousands)
Revenues from customers
Asset-Based	$1,998,549	$2,077,287	$2,131,571
ArcBest	770,560	731,366	773,968
FleetNet	166,654	175,055	182,861
Other	4,400	4,602	5,388
Total consolidated revenues	$2,940,163	$2,988,310	$3,093,788

Intersegment revenues
Asset-Based	$93,482	$67,392	$44,014
ArcBest	8,555	7,026	7,155
FleetNet	38,395	36,683	12,265
Other and eliminations	(140,432)	(111,101)	(63,434)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$2,092,031	2,144,679	2,175,585
ArcBest	779,115	738,392	781,123
FleetNet	205,049	211,738	195,126
Other and eliminations	(136,032)	(106,499)	(58,046)
Total consolidated revenues	$2,940,163	$2,988,310	$3,093,788

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2020	2019	2018

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$85,135	$122,437	$116,505
ArcBest	1,258	3,909	5,174
FleetNet	675	590	1,365
Other and eliminations(2)(3)	17,983	33,748	14,631
	$105,051	$160,684	$137,675

	For the year ended December 31
	2020	2019	2018

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$94,326	$89,798	$85,951
ArcBest(4)	9,714	11,344	13,750
FleetNet(5)	1,622	1,341	1,140
Other and eliminations(2)	12,729	9,983	7,794
	$118,391	$112,466	$108,635
(1)	Includes assets acquired through notes payable of $61.8 million, $67.6 million, and $86.8 million in 2020, 2019, and 2018, respectively.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $23.2 million and $6.9 million in 2019 and 2018, respectively.
(4)	Includes amortization of intangibles of $3.7 million, $4.2 million, and $4.3 million in 2020, 2019, and 2018, respectively.
(5)	Includes amortization of intangibles which totaled $0.2 million in 2020, 2019, and 2018.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2020	2019	2018

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,368,588	$1,408,409	$1,398,348
Rents, purchased transportation, and other costs of services	974,835	934,958	989,006
Fuel, supplies, and expenses	250,221	316,047	325,126
Depreciation and amortization(1)	118,391	112,466	108,635
Other	129,850	126,146	123,998
Asset impairment(2)	—	26,514	—
Multiemployer pension fund withdrawal liability charge(3)	—	—	37,922
Restructuring costs(4)	—	—	1,655
	$2,841,885	$2,924,540	$2,984,690
(1)	Includes amortization of intangible assets.
(2)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the segment (see Note D).
(3)	ABF Freight recorded a one-time charge in 2018 for the multiemployer pension fund withdrawal liability resulting from the transition agreement it entered into with the New England Pension Fund (see Note I).
(4)	Restructuring costs relate to the realignment of the Company’s corporate structure (see Note N).

NOTE N – RESTRUCTURING CHARGES

On November 3, 2016, the Company announced its plan to implement an enhanced market approach to better serve its customers. The enhanced market approach unified the Company’s sales, pricing, customer service, marketing, and capacity sourcing functions effective January 1, 2017, and allows the Company to operate as one logistics provider under the ArcBest brand. The Company recorded $1.7 million of charges in operating expenses related to the restructuring during 2018, the majority of which were noncash. These restructuring charges included $0.4 million associated with the termination of noncancelable lease and consulting agreements and $1.3 million primarily related to severance payments resulting from headcount reductions and other employee-related costs.

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in underground tanks at certain facilities. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (the “EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. The Company maintains an accrual, which is included in accrued expenses in the consolidated balance sheets, for estimated environmental cleanup costs of properties currently or previously operated by the Company. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of December  31, 2020. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Other Events

In February 2021, the Company received a Notice of Assessment from a state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of the assessment and plans to appeal the assessment and defend its position. The Company has previously accrued an amount related to this assessment consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the amount involved will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2020 and 2019.

	2020
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

	(in thousands, except share and per share data)
Revenues	$701,399	$627,370	$794,980	$816,414
Operating expenses	693,580	606,945	755,198	786,162
Operating income	7,819	20,425	39,782	30,252
Other income (costs)	(5,434)	309	(604)	(53)
Income tax provision	483	4,854	9,774	6,285

Net income	$1,902	$15,880	$29,404	$23,914

Earnings per common share
Basic	$0.07	$0.62	$1.15	$0.94
Diluted	$0.07	$0.61	$1.11	$0.89

Average common shares outstanding
Basic	25,390,377	25,463,559	25,470,094	25,427,449
Diluted	26,246,800	26,217,957	26,592,457	26,734,287

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except share and per share data)
Revenues	$711,839	$771,490	$787,563	$717,418
Operating expenses(2)	703,248	736,290	756,355	728,647
Operating income(2)	8,591	35,200	31,208	(11,229)
Other costs(3)	(1,995)	(1,640)	(7,866)	(798)
Income tax provision (benefit)	1,708	9,184	7,072	(6,478)

Net income (loss)(2)(3)	$4,888	$24,376	$16,270	$(5,549)

Earnings (loss) per common share(4)
Basic(2)(3)	$0.19	$0.95	$0.64	$(0.22)
Diluted(2)(3)	$0.18	$0.92	$0.62	$(0.22)

Average common shares outstanding
Basic	25,570,415	25,554,286	25,527,982	25,490,393
Diluted	26,512,349	26,431,592	26,416,595	25,490,393
(1)	Quarterly results for the second quarter of 2020 do not reflect typical seasonal trends in business levels due to the negative impact of the COVID-19 pandemic on demand for the Company’s services which resulted in lower revenues and operating results for second quarter 2020.
(2)	Fourth quarter 2019 includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.78 per diluted share, related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment. See Note D.
(3)	Includes nonunion pension expense, including settlement, for the first three quarters of 2019. In third quarter 2019, when the benefit obligation of the plan was settled, nonunion defined benefit pension expense, including settlement and termination expense, totaled $6.7 million (pre-tax), or $6.0 million (after-tax) and $0.23 diluted share. See Note I for annual amounts of nonunion pension expense, including settlement and termination expense.
(4)	The Company used the two-class method for calculating earnings per share. See Note L.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

February 26, 2021

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Director Nominees,” “Governance of the Company,” and “Executive Officers of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 29, 2021 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “Director Compensation,” “2020 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2020 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2020 Year-End,” “2020 Option Exercises and Stock Vested,” “2020 Pension Benefits,” “2020 Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “CEO Pay Ratio,” and “2020 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 29, 2021, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2020 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 29, 2021, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 29, 2021, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 29, 2021, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,448	$4,327		$1,887	(a)	$3,811	(b)	$7,851
Allowance for other accounts receivable	$476	$(14)	(c)	$198	(d)	$—		$660
Allowance for deferred tax assets	$668	$—		$—		$(616)	(e)	$1,284

Year Ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$7,380	$1,223		$(245)	(a)	$2,910	(b)	$5,448
Allowance for other accounts receivable	$806	$(330)	(c)	$—		$—		$476
Allowance for deferred tax assets	$53	$—		$—		$(615)	(e)	$668

Year Ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$7,657	$2,336		$863	(a)	$3,476	(b)	$7,380
Allowance for other accounts receivable	$921	$(115)	(c)	$—		$—		$806
Allowance for deferred tax assets	$844	$—		$—		$791	(e)	$53

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
Note d –	Charged to retained earnings as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
Note e –	Decrease (increase) in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.

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

3.3

Fifth Amended and Restated Bylaws of the Company, dated as of October 31, 2016 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2016, File No. 000-19969, and incorporated herein by reference).

3.4

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, File No. 000-19969, and incorporated herein by reference).

4.1

Description of Common Stock (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020, File No. 000-19969, and incorporated herein by reference).

10.1

ABF National Master Freight Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018, File No. 000-19969, and incorporated herein by reference).

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

10.3

Reentry Agreement, effective as of August 1, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No 000-19969, and incorporated herein by reference).

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

10.6#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2020 awards) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

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

10.9#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2019 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

10.10#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2020 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

10.11#

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

10.13#

Amendment One to the ArcBest Corporation 2012 Change in Control Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.14#

Amendment Two to the ArcBest Corporation 2012 Change in Control Plan (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.15#

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

10.17#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.18#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.19#

First Amendment to the ArcBest Corporation Voluntary Savings Plan, Amended and Restated effective as of January 1, 2017 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.20#

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

10.24#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.25#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

10.26#

First Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2020, File No. 000-19969, and incorporated herein by reference).

10.27#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.28#

First Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.29#

Second Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.30#

Third Amendment to the ArcBest Corporation Executive Officer Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.31#

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

10.33#

ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969 and incorporated herein by reference).

10.34#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

10.35#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

10.36#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

10.37

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

10.38

First Amendment to Second Amended and Restated Receivables Loan Agreement and Omnibus Amendment, dated as of June 9, 2017, by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, Regions Bank, as a lender, PNC Bank, National Association, as a lender, LC Issuer and Agent for the lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018, File No. 000-19969, and incorporated herein by reference).

10.39

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

10.40

Third Amendment to Second Amended and Restated Receivables Loan Agreement, dated as of December 30, 2019, by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as Servicer, PNC Bank National Association and Regions Bank, as Lenders, and PNC Bank, National Association, as LC Issuer and Agent for the Lenders and their assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020, File No. 000-19969, and incorporated herein by reference)

10.41

Third Amended and Restated Credit Agreement, dated as of September 27, 2019, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION

Date:	February 26, 2021	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 26, 2021
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 26, 2021
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 26, 2021
Traci L. Sowersby	and Principal Accounting Officer

/s/ Eduardo F. Conrado	Director	February 26, 2021
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 26, 2021
Fredrik J. Eliasson

/s/ Stephen E. Gorman	Director	February 26, 2021
Stephen E. Gorman

/s/ Michael P. Hogan	Director	February 26, 2021
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	February 26, 2021
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 26, 2021
Craig E. Philip

/s/ Steven L. Spinner	Director	February 26, 2021
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 26, 2021
Janice E. Stipp