Form 10-Q
period 2021-03-31
ARCBEST CORP /DE/
filed 2021-05-07
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value	25,385,513 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2021	2020
	(Unaudited)

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$301,542	$303,954
Short-term investments	59,316	65,408
Accounts receivable, less allowances (2021 – $7,736; 2020 – $7,851)	344,242	320,870
Other accounts receivable, less allowances (2021 – $662; 2020 – $660)	13,766	14,343
Prepaid expenses	40,356	37,774
Prepaid and refundable income taxes	4,604	11,397
Other	4,893	4,422
TOTAL CURRENT ASSETS	768,719	758,168
PROPERTY, PLANT AND EQUIPMENT
Land and structures	344,282	342,178
Revenue equipment	914,140	916,760
Service, office, and other equipment	235,727	233,810
Software	169,004	163,193
Leasehold improvements	15,534	15,156
	1,678,687	1,671,097
Less allowances for depreciation and amortization	1,015,989	992,407
PROPERTY, PLANT AND EQUIPMENT, net	662,698	678,690
GOODWILL	88,320	88,320
INTANGIBLE ASSETS, net	54,028	54,981
OPERATING RIGHT-OF-USE ASSETS	111,412	115,195
DEFERRED INCOME TAXES	6,289	6,158
OTHER LONG-TERM ASSETS	76,549	77,496
TOTAL ASSETS	$1,768,015	$1,779,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$177,885	$170,898
Income taxes payable	—	316
Accrued expenses	235,161	246,746
Current portion of long-term debt	66,064	67,105
Current portion of operating lease liabilities	21,632	21,482
TOTAL CURRENT LIABILITIES	500,742	506,547
LONG-TERM DEBT, less current portion	200,773	217,119
OPERATING LEASE LIABILITIES, less current portion	94,473	97,839
POSTRETIREMENT LIABILITIES, less current portion	18,518	18,555
OTHER LONG-TERM LIABILITIES	33,992	37,948
DEFERRED INCOME TAXES	67,608	72,407
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2021: 29,057,374 shares, 2020: 29,045,309 shares	291	290
Additional paid-in capital	344,542	342,354
Retained earnings	617,256	595,932
Treasury stock, at cost, 2021: 3,671,861 shares; 2020: 3,656,938 shares	(112,174)	(111,173)
Accumulated other comprehensive income	1,994	1,190
TOTAL STOCKHOLDERS’ EQUITY	851,909	828,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,768,015	$1,779,008

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2021	2020

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$829,213	$701,399

OPERATING EXPENSES	797,022	693,580

OPERATING INCOME	32,191	7,819

OTHER INCOME (COSTS)
Interest and dividend income	392	1,375
Interest and other related financing costs	(2,428)	(2,947)
Other, net	1,192	(3,862)
	(844)	(5,434)

INCOME BEFORE INCOME TAXES	31,347	2,385

INCOME TAX PROVISION	7,986	483

NET INCOME	$23,361	$1,902

EARNINGS PER COMMON SHARE
Basic	$0.92	$0.07
Diluted	$0.87	$0.07

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,454,921	25,390,377
Diluted	26,930,402	26,246,800

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2021	2020

	(Unaudited)
	(in thousands)
NET INCOME	$23,361	$1,902

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Net actuarial loss, net of tax of: (2021 – $—; 2020 – $3)	—	(8)
Pension settlement expense, net of tax of: (2021 – $—; 2020 – $23)	—	66
Amortization of unrecognized net periodic benefit credit, net of tax of: (2021 – $35; 2020 – $37)
Net actuarial gain	(100)	(108)

Interest rate swap and foreign currency translation:
Change in unrealized gain (loss) on interest rate swap, net of tax of: (2021 – $204; 2020 – $352)	575	(997)
Change in foreign currency translation, net of tax of: (2021 – $118; 2020 – $502)	329	(1,420)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	804	(2,467)

TOTAL COMPREHENSIVE INCOME (LOSS)	$24,165	$(565)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				23,361				23,361
Other comprehensive income, net of tax							804	804
Issuance of common stock under share-based compensation plans	12	1	(1)					—
Tax effect of share-based compensation plans			(165)					(165)
Share-based compensation expense			2,354					2,354
Purchase of treasury stock					15	(1,001)		(1,001)
Dividends declared on common stock				(2,037)				(2,037)
Balance at March 31, 2021	29,057	$291	$344,542	$617,256	3,672	$(112,174)	$1,994	$851,909

	Three Months Ended March 31, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive income, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6							—
Tax effect of share-based compensation plans			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2021	2020

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$23,361	$1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,387	28,032
Amortization of intangibles	967	981
Pension settlement expense	—	89
Share-based compensation expense	2,354	2,181
Provision for losses on accounts receivable	(96)	1,383
Change in deferred income taxes	(4,998)	(2,815)
Gain on sale of property and equipment	(8,635)	(2,130)
Changes in operating assets and liabilities:
Receivables	(22,568)	3,874
Prepaid expenses	(2,582)	(3,429)
Other assets	(164)	5,800
Income taxes	6,376	2,949
Operating right-of-use assets and lease liabilities, net	567	(138)
Accounts payable, accrued expenses, and other liabilities	(1,435)	(15,550)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,534	23,129

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(9,588)	(6,738)
Proceeds from sale of property and equipment	10,079	4,692
Purchases of short-term investments	(18,130)	(73,973)
Proceeds from sale of short-term investments	24,418	12,210
Capitalization of internally developed software	(5,705)	(3,342)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,074	(67,151)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	180,000
Borrowings under accounts receivable securitization program	—	45,000
Payments on long-term debt	(17,387)	(14,598)
Net change in book overdrafts	(5,434)	(10,869)
Payment of common stock dividends	(2,037)	(2,033)
Purchases of treasury stock	(1,001)	(3,162)
Payments for tax withheld on share-based compensation	(161)	(60)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,020)	194,278

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,412)	150,256
Cash and cash equivalents at beginning of period	303,954	201,909
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$301,542	$352,165

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$233	$39
Lease liabilities arising from obtaining right-of-use assets	$1,959	$10,370

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

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2021. As of March 2021, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used in preparation of the Company’s consolidated financial statements as of and for the three months ended March 31, 2021. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Reclassifications: Certain reclassifications have been made to the prior period presentation in the consolidated statements of cash flows to conform to the current year presentation. The multiemployer pension fund withdrawal liability, which was associated with the 2018 transition agreement and withdrawal from the New England Teamsters and Trucking Industry Pension Fund, was previously presented in a separate line of changes in operating assets and liabilities in the consolidated statements of cash flows and has been reclassed to the accounts payable, accrued expenses, and other liabilities line. There was no impact on net cash used in operating activities or total cash and cash equivalents as a result of the reclassification.

Adopted Accounting Pronouncements

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment was effective for the Company on January 1, 2021, and did not impact the consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

Management believes there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$236,380	$240,687
Variable rate demand notes(1)(2)	29,161	29,066
Money market funds(3)	36,001	34,201
Total cash and cash equivalents	$301,542	$303,954

Short-term investments
Certificates of deposit(1)	$59,316	$53,297
U.S. Treasury securities(4)	—	12,111
Total short-term investments	$59,316	$65,408

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $152.9 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2021		2020

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Notes payable(2)	196,830	201,282	214,216	217,226
New England Pension Fund withdrawal liability(3)	21,250	23,361	21,407	25,523
	$288,080	$294,643	$305,623	$312,749

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability (see in Note I to the consolidated financial statements in Item 8 of the Company’s 2020 Annual Report on Form 10-K). The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 3.4% and 2.6% at March 31, 2021 and December 31, 2020, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$36,001	$36,001	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,017	3,017	—	—
Interest rate swaps(3)	351	—	351	—
	$39,369	$39,018	$351	$—
Liabilities:
Interest rate swaps(3)	$1,194	$—	$1,194	$—

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$34,201	$34,201	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,955	2,955	—	—
	$37,156	$37,156	$—	$—
Liabilities:
Interest rate swaps(3)	$1,622	$—	$1,622	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2021 and December 31, 2020 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of $87.7 million and $0.6 million reported in the ArcBest and FleetNet segments, respectively, at both March 31, 2021 and December 31, 2020.

Intangible assets consisted of the following:

		March 31, 2021			December 31, 2020
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$31,429	$21,292	$52,721	$30,477	$22,244
Other	13	994	558	436	980	543	437
	14	53,715	31,987	21,728	53,701	31,020	22,681
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,015	$31,987	$54,028	$86,001	$31,020	$54,981

The future amortization for intangible assets acquired through business acquisitions as of March 31, 2021 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2021	$2,870
2022	3,815
2023	3,722
2024	3,689
2025	3,674
Thereafter	3,958
Total amortization	$21,728

NOTE D – INCOME TAXES

The effective tax rate was 25.5% and 20.3% for the three months ended March 31, 2021 and 2020, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three months ended March 31, 2021, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards. For the three months ended March 31, 2020, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research development tax credits, changes in valuation allowances, and the reversal of an uncertain tax position.

As of March 31, 2021, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2021 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.4 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively.

The Company had a reserve for uncertain tax positions of $0.9 million at December 31, 2020. The reserve was reversed in the first quarter of 2020 due to the expiration of the statute of limitations. At March 31, 2021, the Company has no reserve for uncertain tax positions.

The Company paid federal and state income taxes of $6.5 million during the three months ended March 31, 2021, and paid foreign and state income taxes of $0.3 million during the three months ended March 31, 2020, respectively. The Company received refunds of less than $0.1 million of federal and state income taxes and refunds of $0.4 million of federal income taxes that were paid in prior years during the three months ended March 31, 2021 and 2020, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)
Operating lease expense	$6,642	$5,796
Variable lease expense	1,332	1,040
Sublease income	(155)	(92)

Total operating lease expense(1)	$7,819	$6,744
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)
Noncash change in operating right-of-use assets	$5,741	$5,815
Change in operating lease liabilities	(5,174)	(5,953)
Operating right-of-use-assets and lease liabilities, net	$567	$(138)

Cash paid for amounts included in the measurement of operating lease liabilities	$(6,079)	$(5,925)

Maturities of operating lease liabilities at March 31, 2021 were as follows:

			Equipment
		Land and	and
	Total	Structures	Other

	(in thousands)
Remainder of 2021	$18,816	$18,748	$68
2022	21,459	21,423	36
2023	17,248	17,223	25
2024	15,088	15,088	—
2025	12,561	12,561	—
Thereafter	43,109	43,109	—
Total lease payments	128,281	128,152	129
Less imputed interest	(12,176)	(12,174)	(2)
Total	$116,105	$115,978	$127

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	March 31	December 31
	2021	2020

	(in thousands)
Credit Facility (interest rate of 1.2%(1) at March 31, 2021)	$70,000	$70,000
Notes payable (weighted-average interest rate of 3.0% at March 31, 2021)	196,830	214,216
Finance lease obligations (weighted-average interest rate of 3.3% at March 31, 2021)	7	8
	266,837	284,224
Less current portion	66,064	67,105
Long-term debt, less current portion	$200,773	$217,119

(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of both March 31, 2021 and December 31, 2020.

Scheduled maturities of long-term debt obligations as of March 31, 2021 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
Due in one year or less	$71,839	$899	$70,933	$7
Due after one year through two years	60,650	1,005	59,645	—
Due after two years through three years	43,891	1,362	42,529	—
Due after three years through four years	98,088	70,854	27,234	—
Due after four years through five years	6,117	—	6,117	—
Due after five years	—	—	—	—
Total payments	280,585	74,120	206,458	7
Less amounts representing interest	13,748	4,120	9,628	—
Long-term debt	$266,837	$70,000	$196,830	$7

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	March 31	December 31
	2021	2020

	(in thousands)
Revenue equipment	$325,562	$326,823
Service, office, and other equipment	26,270	26,270
Total assets securing notes payable or held under finance leases	351,832	353,093
Less accumulated depreciation and amortization(1)	126,398	115,424
Net assets securing notes payable or held under finance leases	$225,434	$237,669

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. As of March 31, 2021, the Company had available borrowing capacity of $180.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2021.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of March 31, 2021. The fair value of the interest rate swap of $1.2 million and $1.4 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2021 and December 31, 2020, respectively.

The Company also has an interest rate swap agreement with a $50.0 million notional amount interest rate swap agreement which will start on June 30, 2022 and mature on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of March 31, 2021. The fair value of the interest rate swap of $0.4 million was recorded in other long-term assets and $0.2 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2021 and December 31, 2020, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at March 31, 2021 and December 31, 2020, and the change in the unrealized loss on the interest rate swaps for the three months ended March 31, 2021 and 2020 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at March 31, 2021.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on October 1, 2021, allows for cash proceeds of $125.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2021.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2021, standby letters of credit of $11.7 million have been issued under the program, which reduced the available borrowing capacity to $113.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2021, the Company had letters of credit outstanding of $12.3 million (including $11.7 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2021, surety bonds outstanding related to the self-insurance program totaled $61.6 million.

NOTE G – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

	(in thousands)
Service cost	$—	$—	$48	$47
Interest cost	1	3	107	144
Pension settlement expense(1)	—	89	—	—
Amortization of net actuarial (gain) loss(2)	2	4	(137)	(149)
Net periodic benefit cost(3)	$3	$96	$18	$42

(1)	For the three months ended March 31, 2020, pension settlement expense for the supplemental benefit pension plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement.
(2)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(3)	Service cost is reported within operating expenses and the other components of net periodic benefit cost (including pension settlement expense) are reported within the other line item of other income (costs) in the consolidated statements of operations.

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contributions to these plans are based generally on the time worked by ABF Freight’s contractual employees at rates specified in the 2018 ABF NMFA and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006, which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As set forth in the 2020 Annual Funding Notice for the Central States Pension Plan, the funded percentage of the plan was 19.5% as of January 1, 2020. In the Notice of Critical and Declining Status for the Central States Pension Plan dated March 31, 2021, the plan’s actuary certified that the plan is in critical and declining status, as defined by the Reform Act, for the plan year beginning January 1, 2021. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

On March 11, 2021, H.R.1319, the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) was signed into law. The American Rescue Plan Act includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes, including the Central States Pension Plan, could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2018 ABF NMFA.

Through the term of the 2018 ABF NMFA, which extends through June 30, 2023, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, management believes future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan. More information will become available as the PBGC develops and issues regulations to implement the financial assistance program provided by the American Rescue Plan Act.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2020 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31	December 31
	2021	2020

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$4,255	$4,390
Interest rate swap	(843)	(1,622)
Foreign currency translation	(735)	(1,182)

Total	$2,677	$1,586

After-tax amounts:
Unrecognized net periodic benefit credit	$3,160	$3,260
Interest rate swap	(623)	(1,198)
Foreign currency translation	(543)	(872)

Total	$1,994	$1,190

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2021 and 2020:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation

	(in thousands)
Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	904	—	575	329
Amounts reclassified from accumulated other comprehensive loss	(100)	(100)	—	—
Net current-period other comprehensive income (loss)	804	(100)	575	329

Balances at March 31, 2021	$1,994	$3,160	$(623)	$(543)

Balances at December 31, 2019	203	2,152	(416)	(1,533)

Other comprehensive loss before reclassifications	(2,425)	(8)	(997)	(1,420)
Amounts reclassified from accumulated other comprehensive income	(42)	(42)	—	—
Net current-period other comprehensive loss	(2,467)	(50)	(997)	(1,420)

Balances at March 31, 2020	$(2,264)	$2,102	$(1,413)	$(2,953)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Three Months Ended March 31
	2021	2020

	(in thousands)
Amortization of net actuarial gain	$135	$145
Pension settlement expense(3)	—	(89)
Total, pre-tax	135	56
Tax expense	(35)	(14)
Total, net of tax	$100	$42

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the three months ended March 31, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2021		2020
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,037	$0.08	$2,033

On April 29, 2021, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 13, 2021.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2020, the Company had $6.6 million remaining under the program for repurchases of its common stock. On January 28, 2021 the Board of Directors extended the share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock. During the three months ended March 31, 2021, the Company purchased 14,923 shares for an aggregate cost of $1.0 million, leaving $49.0 million available for repurchase of common stock under the program.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2021	2020

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$23,361	$1,902
Effect of unvested restricted stock awards	—	(1)
Adjusted net income	$23,361	$1,901
Denominator:
Weighted-average shares	25,454,921	25,390,377
Earnings per common share	$0.92	$0.07

Diluted
Numerator:
Net income	$23,361	$1,902
Effect of unvested restricted stock awards	—	(1)
Adjusted net income	$23,361	$1,901
Denominator:
Weighted-average shares	25,454,921	25,390,377
Effect of dilutive securities	1,475,481	856,423
Adjusted weighted-average shares and assumed conversions	26,930,402	26,246,800
Earnings per common share	$0.87	$0.07

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

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset Based segment provides services to the ArcBest segment, including freight transportation related to certain consumer household goods self-move services.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume and the impact of other external events or conditions, including the COVID-19 pandemic.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
REVENUES
Asset-Based	$556,292	$515,713
ArcBest	252,336	164,775
FleetNet	59,163	52,439
Other and eliminations	(38,578)	(31,528)
Total consolidated revenues	$829,213	$701,399

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$285,694	$283,838
Fuel, supplies, and expenses	60,841	61,225
Operating taxes and licenses	12,248	12,794
Insurance	8,939	7,824
Communications and utilities	4,970	4,711
Depreciation and amortization	23,484	23,270
Rents and purchased transportation	75,588	55,770
Shared services	55,866	48,885
Gain on sale of property and equipment(1)	(8,695)	(2,164)
Innovative technology costs(2)	6,868	4,533
Other	434	1,787
Total Asset-Based	526,237	502,473

ArcBest
Purchased transportation	210,995	137,182
Supplies and expenses	2,568	2,280
Depreciation and amortization	2,386	2,470
Shared services	26,072	21,727
Other	2,050	2,525
Total ArcBest	244,071	166,184

FleetNet	58,140	51,399
Other and eliminations	(31,426)	(26,476)
Total consolidated operating expenses	$797,022	$693,580

OPERATING INCOME
Asset-Based	$30,055	$13,240
ArcBest	8,265	(1,409)
FleetNet	1,023	1,040
Other and eliminations	(7,152)	(5,052)
Total consolidated operating income	$32,191	$7,819
OTHER INCOME (COSTS)
Interest and dividend income	$392	$1,375
Interest and other related financing costs	(2,428)	(2,947)
Other, net(3)	1,192	(3,862)
Total other income (costs)	(844)	(5,434)
INCOME BEFORE INCOME TAXES	$31,347	$2,385

(1)	The three months ended March 31, 2021 includes an $8.6 million gain on the sale of an unutilized service center property.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(3)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
Revenues from customers
Asset-Based	$529,724	$495,728
ArcBest	250,241	162,948
FleetNet	48,434	41,744
Other	814	979
Total consolidated revenues	$829,213	$701,399

Intersegment revenues
Asset-Based	$26,568	$19,985
ArcBest	2,095	1,827
FleetNet	10,729	10,695
Other and eliminations	(39,392)	(32,507)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$556,292	$515,713
ArcBest	252,336	164,775
FleetNet	59,163	52,439
Other and eliminations	(38,578)	(31,528)
Total consolidated revenues	$829,213	$701,399

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$359,395	$344,946
Rents, purchased transportation, and other costs of services	309,338	217,028
Fuel, supplies, and expenses	73,149	71,773
Depreciation and amortization(1)	30,354	29,013
Other	24,786	30,820
	$797,022	$693,580
(1)	Includes amortization of intangible assets.

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

The Company has received notices from the Environmental Protection Agency (the “EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. The Company maintains an accrual which is included in accrued expenses in the consolidated balance sheets, for estimated environmental cleanup costs of properties currently or previously operated by the Company. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of March 31, 2021. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. Our 2020 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2021	2020

	(in thousands, except per share data)
REVENUES
Asset-Based	$556,292	$515,713

ArcBest	252,336	164,775
FleetNet	59,163	52,439
Total Asset-Light	311,499	217,214

Other and eliminations	(38,578)	(31,528)
Total consolidated revenues	$829,213	$701,399

OPERATING INCOME
Asset-Based	$30,055	$13,240

ArcBest	8,265	(1,409)
FleetNet	1,023	1,040
Total Asset-Light	9,288	(369)

Other and eliminations	(7,152)	(5,052)
Total consolidated operating income	$32,191	$7,819

NET INCOME	$23,361	$1,902

DILUTED EARNINGS PER SHARE	$0.87	$0.07

Our consolidated revenues, which totaled $829.2 million for the three months ended March 31, 2021, increased 18.2%, compared to the same prior-year period, reflecting increased demand for shipping and logistics services in an improving economic environment, compared to the same prior-year period. The year-over-year changes in consolidated revenues for the three months ended March 31, 2021 reflect an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 43.4% and an increase in our Asset-Based revenues of 7.9%. The increased elimination of revenue amounts reported in the “Other and eliminations” line of consolidated revenues for the three months ended March 31, 2021, compared to the same period of 2020, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

The increase in revenues of our Asset-Light operations for the three months ended March 31, 2021 primarily reflects increases in revenue per shipment of 25.9% and shipments per day of 22.7% for the ArcBest segment, compared to the same period of 2020. An increase in roadside service event volumes and higher revenue per event for FleetNet also contributed to the year-over-year revenue improvement. On a combined basis, the Asset-Light operating segments generated approximately 36% and 30% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2021 and 2020, respectively. The Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 8.8% for the three months ended March 31, 2021, compared to the same period of 2020, with per-day increases in tonnage and shipments of 1.8% and 2.6%, respectively, for the three months ended March 31, 2021, compared to the same prior-year period.

Consolidated operating income totaled $32.2 million for the three months ended March 31, 2021, compared to $7.8 million for the same period of 2020. The $24.4 million increase in consolidated operating income is primarily due to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). Consolidated operating results benefited from gains on the sale of property and equipment, which increased $6.5 million for the three months ended March 31, 2021, compared to the same period of 2020. The year-over-year comparison of consolidated operating results was also impacted by increased investments in innovative technology, as described in the following paragraph, and higher costs for certain nonunion performance-based incentive plans. For the three months ended March 31, 2021, compared to the same period of 2020, expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, increased $8.5 million.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $6.9 million (pre-tax), or $5.3 million (after-tax) and $0.20 per diluted share, for first quarter 2021, compared to $4.6 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted share, for first quarter 2020. The freight handling pilot test program is discussed in the Asset-Based Operating Income section of Asset-Based Segment Results within Asset-Based Operations.

The loss reported in the “Other and eliminations” line, which totaled $7.2 million for the three months ended March 31, 2021, compared to $5.1 million for the same period of 2020, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $2.1 million increase in the loss reported in “Other and eliminations” for the three months ended March 31, 2021, compared to the same period of 2020, reflects higher technology costs and shared service personnel expenses primarily related to higher business levels compared to the weaker economic environment experienced in the first quarter of 2020. We expect the loss reported in “Other and eliminations” for second quarter and full-year 2021 to approximate $5 million and $24 million, respectively.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies and changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased net income by $1.3 million, or $0.05 per diluted share, for the three months ended March 31, 2021, compared to a decrease in net income of $3.8 million, or $0.14 per diluted share, for the same prior-year period.

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

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
Net income	$23,361	$1,902
Interest and other related financing costs	2,428	2,947
Income tax provision	7,986	483
Depreciation and amortization	30,354	29,013
Amortization of share-based compensation	2,354	2,181
Amortization of net actuarial gains of benefit plans and pension settlement expense(1)	(135)	(56)
Consolidated Adjusted EBITDA	$66,348	$36,470
(1)	The three months ended March 31, 2020 include pre-tax pension settlement expense of $0.1 million related to our supplemental benefit plan.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries (“ABF Freight”). Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2020 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2020 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

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

Average length of haul (miles) – total miles between origin and destination service centers for all shipments (including shipments moved with purchased transportation) during the period, with miles weighted based on the size of shipments.

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

We also quantify certain key operating statistics which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

●	Shipments per DSY hour – total shipments (including shipments handled by purchased transportation agents) divided by dock, street, and yard (“DSY”) hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be partially offset by increased purchase transportation expense.

●	Pounds per mile – total pounds divided by total miles driven during the period (including pounds and miles moved with purchased transportation). This metric is used to measure labor efficiency of linehaul operations, although it is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

As of March 2021, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2021	2020
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.4%	55.0%
Fuel, supplies, and expenses	10.9	11.9
Operating taxes and licenses	2.2	2.5
Insurance	1.6	1.5
Communications and utilities	0.9	0.9
Depreciation and amortization	4.2	4.5
Rents and purchased transportation	13.6	10.8
Shared services	10.1	9.5
Gain on sale of property and equipment	(1.6)	(0.4)
Innovative technology costs(1)	1.2	0.9
Other	0.1	0.3
	94.6%	97.4%

Asset-Based Operating Income	5.4%	2.6%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended
	March 31
	2021	2020	% Change
Workdays(1)	63.0	64.0
Billed revenue per hundredweight, including fuel surcharges	$36.09	$33.16	8.8%
Pounds	1,556,829,906	1,552,936,297	0.3%
Pounds per day	24,711,586	24,264,630	1.8%
Shipments per day	19,292	18,803	2.6%
Shipments per DSY hour	0.455	0.439	3.6%
Pounds per shipment	1,281	1,290	(0.7)%
Pounds per mile	19.19	19.87	(3.4)%
Average length of haul (miles)	1,091	1,042	4.7%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2021 totaled $556.3 million, compared to $515.7 million for the same period of 2020. Billed revenue (as described in the Asset-Based Segment Overview) increased 10.8% on a per-day basis for the three months ended March 31, 2021, compared to the same prior-year period. For the three months ended March 31, 2021, the increase in billed revenue reflects an 8.8% increase in total billed revenue per hundredweight, including fuel surcharges, and a 1.8% increase in tonnage per day, compared to the same period of 2020. The number of workdays was fewer by one day in first quarter 2021, versus first quarter 2020.

The 8.8% increase in total billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2021, compared to the same period of 2020, was primarily due to changes in freight profile and business mix. A strong pricing environment and on-going yield management initiatives, including a general rate increase, also contributed to the year-over-year improvement in billed revenue per hundredweight, partially offset by lower fuel surcharges. Excluding the impact of fuel surcharges, the increase in billed revenue per hundredweight on LTL-rated freight was in the mid-single digits for the three months ended March 31, 2021, compared to the same prior-year period. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2021 increased approximately 5.6%. Pricing on contractual business reflected higher than historical average increases primarily due to tight market capacity and increased customer business levels as the economy continues to recover from the COVID-19 pandemic. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.95% and 5.9% effective January 25, 2021 and February 24, 2020, respectively, although the rate changes vary by lane and shipment characteristics.

The 1.8% increase in tonnage per day for the three months ended March 31, 2021, compared to the same prior-year period, reflects a mid-single-digit percentage increase in LTL-rated tonnage, partially offset by a double-digit percentage decrease in truckload-rated spot shipment tonnage moving in the Asset-Based network. Although severe winter weather negatively impacted business levels during first quarter 2021, total shipments increased 2.6% on a per-day basis for the three months ended March 31, 2021, compared to the same period of 2020 due to an increase in transactional LTL-rated shipments. The resulting higher proportion of these larger-sized LTL-rated shipments contributed to a 2.6% increase in LTL-rated weight per shipment for the three months ended March 31, 2021, compared to the same period of 2020. Unseasonably strong demand for U-Pack household goods moving services also contributed to the first quarter 2021 tonnage and shipment growth, compared to first quarter 2020.

The Asset-Based segment’s average nominal fuel surcharge rate for the three months ended March 31, 2021 decreased slightly compared to the same period of 2020. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $30.1 million for the three months ended March 31, 2021, compared to $13.2 million for the same period of 2020. The Asset-Based segment operating ratio improved by 2.8 percentage points for the three months ended March 31, 2021, compared to the same prior-year period, reflecting the increased revenues and effectively managing operating resources to higher shipment levels. Operating income was also positively impacted by the sale of an unutilized property which contributed to the $8.7 million of total gains on the sale of property and equipment for the three months ended March 31, 2021, compared to $2.2 million in the same prior-year period.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $6.9 million for the three months ended March 31, 2021, compared to $4.5 million for the same period of 2020. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $6 million in second quarter 2021, compared to $4.8 million in second quarter 2020.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.4% of Asset-Based segment revenues for the three-month period ended March 31, 2021, compared to 55.0% for the same period of 2020. The decrease in salaries, wages, and benefits as a percentage of revenue for the first quarter of 2021, compared to the first quarter of 2020, was partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $1.9 million for the three months ended March 31, 2021, compared to the same period of 2020, reflecting higher expense accruals for certain performance-based incentive plans and year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.6% effective July 1, 2020, and the average health, welfare, and pension benefit contribution rate increased approximately 2.2% effective primarily on August 1, 2020.

The Asset-Based segment manages costs with shipment levels; however, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure to corresponding tonnage and shipment levels in certain locations due to customer demand may be limited as the segment strives to maintain customer service. Shipments per DSY hour improved 3.6% for the three months ended March 31, 2021, compared to the same period of 2020, reflecting efforts to manage costs with shipment levels and the application of data-enabled technologies that improve the efficiency of matching customer needs with available capacity resources; however, the benefit of this productivity improvement was partially offset by utilization of higher-cost purchased transportation in certain locations to maintain service levels during the shipment growth in first quarter 2021. Pounds per mile decreased 3.4% for the three months ended March 31, 2021, compared to the same period of 2020, due to a 0.7% decrease in weight per shipment and a 4.7% increase in average length of haul, resulting from changes in business mix.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.0 percentage point for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to lower costs related to repairs and maintenance on tractors and trailers and reduced travel expenses due to the COVID-19 pandemic, partially offset by increased weather-related service center expenses resulting from the severe winter storms in February 2021.

Rents and purchased transportation as a percentage of revenue increased 2.8 percentage points for the three months ended March 31, 2021, compared to the same period of 2020, primarily due to higher utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers as freight demand increased irregularly across the Asset-Based system during the first quarter of 2021 as the economy continues to recover from the COVID-19 pandemic. For the three-month period ended March 31, 2021, rail miles increased approximately 26%, compared to the same prior-year period.

Shared services as a percentage of revenue increased 0.6 percentage points for the three months ended March 31, 2021, compared to the same period of 2020, primarily due to higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, for which the timing of recognition was impacted by the effect of the COVID-19 pandemic on operating results for the first quarter of 2020. Shared service expense allocations were also higher in first quarter 2021, compared to first quarter 2020, due to increased business levels.

Gain on sale of property and equipment as a percentage of revenue increased 1.2 percentage points for the three months ended March 31, 2021, compared to the same prior-year period, primarily due to the previously mentioned sale of an unutilized service center property which contributed to the total gain on sale of property and equipment of $8.7 million for first quarter 2021, compared to $2.2 million for first quarter 2020.

Asset-Based Segment — April 2021

The improvements in Asset-Based business levels that we experienced in the first quarter of 2021 continued during April 2021. Although statistics for April 2021 have not been finalized, preliminary Asset-Based billed revenues increased approximately 47% on a per-day basis in April 2021, compared to April 2020, reflecting an increase in average daily total tonnage of approximately 29% and an increase in total billed revenue per hundredweight, including fuel surcharges, of approximately 15%. The April 2021 revenue comparison to the same prior-year month was impacted by the effect of the

COVID-19 pandemic on billed revenues in April 2020 which decreased 21% on a per-day basis, compared to April 2019. Total shipments per day increased approximately 19% in April 2021, compared to April 2020. Total weight per shipment increased approximately 8% in April 2021, with the weight per shipment on LTL-rated shipments up approximately 9%, versus the same prior-year period.

As a result of the significant effect of the COVID-19 pandemic and the related economic shutdown on revenues in April 2020, sequential results provide a more meaningful comparison. Based on preliminary statistics for April 2021, Asset-Based billed revenues increased approximately 6% on a per-day basis, compared to March 2021, reflecting sequential increases in average daily total tonnage of approximately 5% and shipments per day of approximately 3%. Compared to typical seasonal patterns in recent years, our preliminary sequential trends for April 2021, compared to March 2021, are the best in the past 10 years for billed revenue per day and tonnage per day and the third best in the past 10 years for shipments per day. The improvement in business levels for April 2021 reflects strong demand, as customers continue to recover from the COVID-19 pandemic, and the positive impact of changes in freight mix and business mix, including continued solid demand for U-Pack household goods moving services.

The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the current economic recovery, may influence quarterly comparisons. Current economic conditions and the Asset-Based segment’s pricing approach (which is described in the Asset-Based Segment Overview within the Results of Operations section of Item 7 (MD&A) of Part II of our 2020 Annual Report on Form 10-K) will continue to impact our Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods. The marketplace pricing environment has been positive and rational in support of our efforts  to secure needed price increases; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2020 Annual Report on Form 10-K. The key indicators necessary to understand our Asset-Light operating results are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segments. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Light operations:

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three months ended March 31, 2021. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three months ended March 31, 2021, the combined revenues of our Asset-Light operations totaled $311.5 million, compared to $217.2 million for the same period of 2020. The combined revenues of our Asset-Light operating segments generated approximately 36% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2021, compared to approximately 30% for the three months ended March 31, 2020. Our Asset-Light combined operating income for the three months ended March 31, 2021 improved to $9.3 million, compared to a combined operating loss of $0.4 million for the same prior-year period, primarily reflecting improved demand and higher market prices resulting from tighter truckload capacity.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended
	March 31
	2021	2020
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.6%	83.3%
Supplies and expenses	1.0	1.4
Depreciation and amortization	1.0	1.5
Shared services	10.3	13.2
Other	0.8	1.5
	96.7%	100.9%

ArcBest Segment Operating Income (Loss)	3.3%	(0.9)%

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

Year Over Year % Change
Three Months Ended
March 31, 2021

Revenue per shipment	25.9%

Shipments per day	22.7%

ArcBest segment revenues totaled $252.3 million for the three months ended March 31, 2021, compared to $164.8 million for the same period of 2020. The 53.1% increase in first quarter 2021 revenues, compared to first quarter 2020, primarily reflects a 25.9% increase in revenue per shipment associated with higher market prices resulting from tighter truckload capacity and a 22.7% increase in shipments per day (excluding managed transportation shipments) reflecting stronger customer demand. Continuing improvement in the economic environment drove the increased demand for services of our ArcBest segment, as increased customer business levels which were experienced in the second half of 2020 continued during the first quarter of 2021. Customers’ growing need for comprehensive, managed logistics solutions also contributed to the year-over-year increase in revenues.

Operating income totaled $8.3 million for the three months ended March 31, 2021, compared to an operating loss of $1.4 million for the same period of 2020, primarily reflecting the increase in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand and pricing for premium ground expedite services in first quarter 2021 and contributed to the segment’s operating improvement, compared to first quarter 2020. The segment’s purchased transportation costs increased by 0.3 percentage points as a percentage of revenue for the three months ended March 31, 2021, compared to the same period of 2020. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in slight margin compression during the first quarter of 2021, compared to the first quarter of 2020. Significant changes in market capacity, such as those experienced during 2020 and into 2021, impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. Operating results were also impacted by higher operating expenses due to increased business levels in first quarter 2021, including increased wages and costs to manage higher shipment volumes. These higher expenses contributed to the $4.3 million increase in shared service costs in first quarter 2021, compared to first quarter 2020. Shared service costs as a percentage of revenue decreased 2.9 percentage points for first quarter 2021, compared to the same period of 2020, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

ArcBest Segment – April 2021

The improvements in business levels that our ArcBest segment experienced throughout the first quarter of 2021 continued during April 2021. Although statistics for April 2021 have not been finalized, preliminary revenues of our ArcBest segment on a per-day basis in April 2021 were approximately 89% above the prior-year period, reflecting increases in shipments per day and revenue per shipment, as the segment benefitted from continued customer demand in an improving economic environment and higher market prices resulting from tighter truckload capacity. The year-over-year revenue comparison was impacted by the significant effect of the COVID-19 pandemic and the related economic shutdown on revenues in April 2020 and, therefore, sequential results provide a more meaningful comparison. Based on preliminary statistics for April 2021, ArcBest segment revenues decreased approximately 3% on a per-day basis, compared to March 2021. Purchased transportation expense per day also decreased approximately 3% in April 2021, compared to March 2021, and represented approximately 84% of revenues in both periods. There were 21.5 workdays in both April 2021 and April 2020, and 23 workdays in March 2021. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the effect of the economic environment, including the impact of the COVID-19 pandemic, will not have an adverse effect on the operating results of our ArcBest segment in future periods.

FleetNet Segment

FleetNet’s revenues totaled $59.2 million for the three months ended March 31, 2021, compared to $52.4 million for the same period of 2020. The 12.8% increase in revenues for the three months ended March 31, 2021, compared to the same period of 2020, was driven by higher roadside service event volumes, which were positively impacted by severe winter weather during February 2021, and increases in revenue per event for roadside and preventative maintenance services.

FleetNet’s operating income totaled $1.0 million for each of the three-month periods ended March 31, 2021 and 2020. FleetNet’s operating income margins were impacted by the effect of higher costs to service the increase in total events for the three months ended March 31, 2021, compared to the same period of 2020.

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

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2021	2020

	(in thousands)
ArcBest Segment
Operating Income (Loss)(1)	$8,265	$(1,409)
Depreciation and amortization(2)	2,386	2,470
Adjusted EBITDA	$10,651	$1,061

FleetNet Segment
Operating Income(1)	$1,023	$1,040
Depreciation and amortization	415	391
Adjusted EBITDA	$1,438	$1,431

Total Asset-Light
Operating Income (Loss)(1)	$9,288	$(369)
Depreciation and amortization	2,801	2,861
Adjusted EBITDA	$12,089	$2,492
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $0.9 million for each of the three-month periods ended March 31, 2021 and 2020.

Current Economic Conditions

The COVID-19 pandemic, which negatively impacted the economy and challenged business operations and supply chains during 2020, has continued into 2021. During the first quarter of 2021, certain COVID-19 vaccines were approved by the U.S. Food and Drug Administration and a roll-out process began to provide the vaccines to qualified individuals. Vaccinations and other health and safety measures implemented in response to the pandemic have slowed the spread of COVID-19 in many geographical areas and lessened the severity of COVID-related restrictions throughout portions of the United States.

Economic conditions continued to improve during the first quarter of 2021. Although recovery in the unemployment rate has slowed in 2021, the April 2021 unemployment rate was 6.1%, versus the record high 14.7% reached in April 2020. We are encouraged by the growth in the U.S. real gross domestic product (the “real GDP”) since the second quarter of 2020, when the National Bureau of Economic Research declared that a recession began in the United States in February 2020, and the improvements in other recent economic measures, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”) and the Industrial Production Index issued by the Federal Reserve. According to the advance estimate released by the Bureau of Economic Analysis on April 29, 2021, real GDP increased at an annual rate of 6.4% for first quarter 2021. The Industrial Production Index, while still below 2019 levels, increased at an annual rate of 2.5% for first quarter 2021. PMI, which is a leading indicator for economic activity in the freight transportation and logistics industry, was 60.7% for April 2021, compared to 41.5% for April 2020, reflecting continued economic expansion in the manufacturing sector and growth in the overall economy. Manufacturing and trade inventory levels remain low and within a range we consider optimal for freight demand; although there can be no assurance that the economic environment, including the impact of the COVID-19 pandemic, will be favorable for our freight services in future periods.

Given the uncertainties regarding the economic environment and the potential impact of the COVID-19 pandemic on our business in future periods, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting non-cash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. See Note K to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of legal matters in which we are currently involved.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents(1)	$301,542	$303,954
Short-term investments(2)	59,316	65,408
Total(3)	$360,858	$369,362

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and, at December 31, 2020, U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At March 31, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $152.9 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments decreased $8.5 million from December 31, 2020 to March 31, 2021. During the three-month period ended March 31, 2021, cash on hand and cash provided by operations was used to repay $17.4 million of long-term debt; fund $5.7 million of internally developed software; pay dividends of $2.0 million on common stock; and purchase $1.0 million of treasury stock.

Cash provided by operating activities during the three months ended March 31, 2021 was $22.5 million compared to $23.1 million in the same prior-year period. Net income increased $21.5 million for the three months ended March 31, 2021, compared to the same period of 2020. Changes in operating assets and liabilities as a result of higher business levels in the first quarter of 2021 offset the majority of the positive effect of the increased net income on cash provided by operating activities. The decrease in cash due to changes in operating assets and liabilities was attributable to an increase in accounts receivable for the three months ended March 31, 2021, compared to a decrease in accounts receivable for the same period of 2020, partially offset by the effect of a higher increase in accounts payable for the three months ended March 31, 2021, versus the same period of 2020, which resulted in lower cash outflows from accounts payable, accrued expenses, and other liabilities. Cash provided by operating activities was impacted by gains on the sale of property and equipment of $8.6 million on a consolidated basis for the three months ended March 31, 2021, compared to $2.1 million for the same period of 2020. Cash provided by operating activities also reflected federal and state income tax payments, net of refunds, of $6.4 million for the three months ended March 31, 2021, compared to federal income tax refunds, net of state and foreign income tax payments, of $0.1 million for the three months ended March 31, 2020.

Financing Arrangements

Our financing arrangements are further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2021. These purchase obligations totaled $139.0 million as of March 31, 2021, with $133.9 million estimated to be paid within the next year, $4.9 million estimated to be paid in the following two-year period, and $0.2 million to be paid within five years, provided that vendors complete their commitments to us. As of March 31, 2021, the amount of our purchase obligations has increased $94.3 million from December 31, 2020, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2021 capital expenditure plan.

As of March 31, 2021, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $128.2 million, including imputed interest. The scheduled maturities of our operating lease liabilities as of March 31, 2021 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $206.5 million, including interest, as of March 31, 2021, for a decrease of $18.9 million from December 31, 2020. The scheduled maturities of our long-term debt obligations as of March 31, 2021 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2020 Annual Report on Form 10-K during the three months ended March 31, 2021.

Our total capital expenditures for 2021, including amounts financed, are estimated to range from $150.0 million to $160.0 million, net of asset sales. These 2021 estimated net capital expenditures include revenue equipment purchases of $100.0 million, primarily for our Asset-Based operations. The remainder of 2021 expected capital expenditures include real estate projects, dock equipment upgrades and enhancements for our Asset-Based operations, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2021 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in the range of $115.0 million to $120.0 million in 2021. The amortization of intangible assets is estimated to be approximately $4.0 million in 2021.

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

Other Liquidity Information

General economic conditions, including the effects of the COVID-19 pandemic in future periods, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $180.0 million and $113.3 million, respectively, at March 31, 2021. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On April 29, 2021, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 13, 2021. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the three months ended March 31, 2021, we purchased 14,923 shares of our common stock for an aggregate cost of $1.0 million, leaving $49.0 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2021. We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $23.4 million from December 31, 2020 to March 31, 2021, reflecting higher business levels in March 2021 compared to December 2020.

Accrued Expenses

Accrued expenses decreased $11.6 million from December 31, 2020 to March 31, 2021, primarily due to payments during the first quarter of 2021 of amounts accrued at December 31, 2020 for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, and contributions to our defined contribution plan. These decreases were partially offset by higher accrued balances related to wages and vacation at March 31, 2021, compared to December 31, 2020, due to timing.

Long-term Debt

The $17.4 million decrease in long-term debt, including current portion, from December 31, 2020 to March 31, 2021 is primarily due to payments on note payables during the first quarter of 2021.

Off-Balance Sheet Arrangements

At March 31, 2021, our off-balance sheet arrangements for purchase obligations totaled $139.0 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 25.5% and 20.3% for the three months ended March 31, 2021 and 2020, respectively. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2021 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2021		2020

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$6,583	21.0%	$501	21.0%
Federal income tax effects of:
Alternative fuel credit	—	—%	(451)	(18.9)%
Nondeductible expenses and other	481	1.5%	405	17.0%
Increase in valuation allowances	92	0.3%	193	8.1%
Decrease in uncertain tax positions(1)	—	—%	(933)	(39.1)%
Tax expense (benefit) from vested RSUs	(135)	(0.4)%	20	0.8%
Federal research and development tax credits	(128)	(0.4)%	(250)	(10.5)%
Life insurance proceeds and changes in cash surrender value	(266)	(0.8)%	799	33.5%
Federal income tax provision	$6,627	21.2%	$284	11.9%
State income tax provision	1,359	4.3%	199	8.4%
Total provision for income taxes	$7,986	25.5%	$483	20.3%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.

At March 31, 2021, we had $61.3 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2021 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.4 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2021 and 2020, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2021, we made federal and state tax payments of $6.5 million, and received refunds of less than $0.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2020 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the three months ended March 31, 2021.

Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: widespread outbreak of an illness or disease, including the COVID-19 pandemic and its effects, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us; a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight; the loss or reduction of business from large customers; the ability to manage our cost structure, and the timing and performance of growth initiatives; maintaining our corporate reputation and intellectual property rights; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and develop employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations and adverse weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (the “SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risks associated with the continued economic impacts of the COVID-19 pandemic remain uncertain. Further discussion related to current economic conditions and the impact of the COVID-19 pandemic on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

Since December 31, 2020, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2020 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2020 Annual Report Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)

	(in thousands, except share and per share data)
1/1/2021-1/31/2021	—	$—	—	$50,000
2/1/2021-2/28/2021	5,350	58.82	5,350	$49,685
3/1/2021-3/31/2021	9,573	71.72	9,573	$48,999
Total	14,923	$67.09	14,923
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, and again in January 2021, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

10.1#

Second Amendment to the Amended and Restated ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021, File No. 000-19969, and incorporated herein by reference).

10.2#*	The ArcBest 16b Annual Incentive Compensation Plan and form of award.

10.3#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.4#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2021 awards).

10.5#*	Form of Restricted Stock Unit Award Agreement (Employees) (for 2021 awards).
.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 7, 2021	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 7, 2021	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer