Form 10-Q
period 2021-06-30
ARCBEST CORP /DE/
filed 2021-08-06
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock, $0.01 par value	25,557,575 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2021	2020
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$362,619	$303,954
Short-term investments	59,967	65,408
Accounts receivable, less allowances (2021 – $7,396; 2020 – $7,851)	360,498	320,870
Other accounts receivable, less allowances (2021 – $667; 2020 – $660)	13,284	14,343
Prepaid expenses	36,355	37,774
Prepaid and refundable income taxes	5,871	11,397
Other	4,937	4,422
TOTAL CURRENT ASSETS	843,531	758,168
PROPERTY, PLANT AND EQUIPMENT
Land and structures	345,829	342,178
Revenue equipment	933,264	916,760
Service, office, and other equipment	239,462	233,810
Software	170,528	163,193
Leasehold improvements	15,835	15,156
	1,704,918	1,671,097
Less allowances for depreciation and amortization	1,038,974	992,407
PROPERTY, PLANT AND EQUIPMENT, net	665,944	678,690
GOODWILL	86,368	88,320
INTANGIBLE ASSETS, net	53,084	54,981
OPERATING RIGHT-OF-USE ASSETS	109,860	115,195
DEFERRED INCOME TAXES	6,419	6,158
OTHER LONG-TERM ASSETS	76,267	77,496
TOTAL ASSETS	$1,841,473	$1,779,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$204,124	$170,898
Income taxes payable	7,357	316
Accrued expenses	260,185	246,746
Current portion of long-term debt	66,644	67,105
Current portion of operating lease liabilities	21,950	21,482
TOTAL CURRENT LIABILITIES	560,260	506,547
LONG-TERM DEBT, less current portion	171,075	217,119
OPERATING LEASE LIABILITIES, less current portion	92,811	97,839
POSTRETIREMENT LIABILITIES, less current portion	18,514	18,555
OTHER LONG-TERM LIABILITIES	35,722	37,948
DEFERRED INCOME TAXES	64,957	72,407
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2021: 29,317,699 shares, 2020: 29,045,309 shares	293	290
Additional paid-in capital	338,263	342,354
Retained earnings	676,179	595,932
Treasury stock, at cost, 2021: 3,783,227 shares; 2020: 3,656,938 shares	(119,273)	(111,173)
Accumulated other comprehensive income	2,672	1,190
TOTAL STOCKHOLDERS’ EQUITY	898,134	828,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,841,473	$1,779,008

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$948,973	$627,370	$1,778,186	$1,328,769

OPERATING EXPENSES	874,674	606,945	1,671,696	1,300,525

OPERATING INCOME	74,299	20,425	106,490	28,244

OTHER INCOME (COSTS)
Interest and dividend income	322	991	714	2,366
Interest and other related financing costs	(2,274)	(3,378)	(4,702)	(6,325)
Other, net	1,111	2,696	2,303	(1,166)
	(841)	309	(1,685)	(5,125)

INCOME BEFORE INCOME TAXES	73,458	20,734	104,805	23,119

INCOME TAX PROVISION	12,477	4,854	20,463	5,337

NET INCOME	$60,981	$15,880	$84,342	$17,782

EARNINGS PER COMMON SHARE
Basic	$2.38	$0.62	$3.30	$0.70
Diluted	$2.27	$0.61	$3.13	$0.68

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,586,353	25,463,559	25,522,453	25,468,624
Diluted	26,910,796	26,217,957	26,926,133	26,252,486

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(Unaudited)
	(in thousands)
NET INCOME	$60,981	$15,880	$84,342	$17,782

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Net actuarial loss, net of tax of: (2021 – Three-month period $—, Six-month period $—; 2020 – Three-month period $—, Six-month period $3)	—	—	—	(8)
Pension settlement expense, net of tax of: (2021 – Three-month period $—, Six-month period $—; 2020 – Three-month period $—, Six-month period $23)	—	—	—	66
Amortization of unrecognized net periodic benefit costs, net of tax of: (2021 – Three-month period $34, Six-month period $69; 2020 – Three-month period $39, Six-month period $76)
Net actuarial gain	(100)	(109)	(200)	(217)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2021 – Three-month period $59, Six-month period $263; 2020 – Three-month period $766, Six-month period $414)	166	(174)	741	(1,171)
Change in foreign currency translation, net of tax of: (2021 – Three-month period $215, Six-month period $333; 2020 – Three-month period $842, Six-month period $340)	612	457	941	(963)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	678	174	1,482	(2,293)

TOTAL COMPREHENSIVE INCOME	$61,659	$16,054	$85,824	$15,489

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three and Six Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				23,361				23,361
Other comprehensive income, net of tax							804	804
Issuance of common stock under share-based compensation plans	12	1	(1)					—
Tax effect of share-based compensation plans			(165)					(165)
Share-based compensation expense			2,354					2,354
Purchase of treasury stock					15	(1,001)		(1,001)
Dividends declared on common stock				(2,037)				(2,037)
Balance at March 31, 2021	29,057	$291	$344,542	$617,256	3,672	$(112,174)	$1,994	$851,909
Net income				60,981				60,981
Other comprehensive income, net of tax							678	678
Issuance of common stock under share-based compensation plans	261	2	(2)					—
Tax effect of share-based compensation plans			(9,601)					(9,601)
Share-based compensation expense			3,324					3,324
Purchase of treasury stock					111	(7,099)		(7,099)
Dividends declared on common stock				(2,058)				(2,058)
Balance at June 30, 2021	29,318	$293	$338,263	$676,179	3,783	$(119,273)	$2,672	$898,134

	Three and Six Months Ended June 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive loss, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6							—
Tax effect of share-based compensation plans			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206
Net income				15,880				15,880
Other comprehensive income, net of tax							174	174
Issuance of common stock under share-based compensation plans	141	2	(2)					—
Tax effect of share-based compensation plans			(1,010)					(1,010)
Share-based compensation expense			2,890					2,890
Dividends declared on common stock				(2,049)				(2,049)
Balance at June 30, 2020	28,958	$290	$337,942	$546,689	3,555	$(107,740)	$(2,090)	$775,091

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2021	2020

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$84,342	$17,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,709	56,140
Amortization of intangibles	1,927	1,959
Pension settlement expense	—	89
Share-based compensation expense	5,678	5,071
Provision for losses on accounts receivable	(334)	999
Change in deferred income taxes	(7,612)	(5,170)
Gain on sale of property and equipment and lease termination	(8,408)	(3,581)
Gain on sale of subsidiaries	(6,923)	—
Changes in operating assets and liabilities:
Receivables	(37,745)	9,626
Prepaid expenses	1,419	1,444
Other assets	25	4,358
Income taxes	12,275	8,413
Operating right-of-use assets and lease liabilities, net	761	(230)
Accounts payable, accrued expenses, and other liabilities	41,786	(14,833)
NET CASH PROVIDED BY OPERATING ACTIVITIES	145,900	82,067

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(25,395)	(16,209)
Proceeds from sale of property and equipment	10,864	7,670
Proceeds from sale of subsidiaries	9,013	—
Purchases of short-term investments	(43,690)	(97,493)
Proceeds from sale of short-term investments	49,165	46,725
Capitalization of internally developed software	(9,477)	(6,495)
NET CASH USED IN INVESTING ACTIVITIES	(9,520)	(65,802)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	180,000
Borrowings under accounts receivable securitization program	—	45,000
Payments on long-term debt	(54,643)	(29,185)
Net change in book overdrafts	(922)	615
Deferred financing costs	(189)	—
Payment of common stock dividends	(4,095)	(4,082)
Purchases of treasury stock	(8,100)	(3,162)
Payments for tax withheld on share-based compensation	(9,766)	(1,070)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(77,715)	188,116

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,665	204,381
Cash and cash equivalents at beginning of period	303,954	201,909
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$362,619	$406,290

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$8,138	$13,566
Accruals for equipment received	$5,984	$857
Lease liabilities arising from obtaining right-of-use assets	$6,051	$23,727

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

The Asset-Based segment represented approximately 65% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2021. As of June 2021, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used in preparation of the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2021. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Adopted Accounting Pronouncements

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment was effective for the Company on January 1, 2021, and did not impact the consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

Management believes there is no new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$284,265	$240,687
Variable rate demand notes(1)(2)	29,253	29,066
Money market funds(3)	49,101	34,201
Total cash and cash equivalents	$362,619	$303,954

Short-term investments
Certificates of deposit(1)	$59,967	$53,297
U.S. Treasury securities(4)	—	12,111
Total short-term investments	$59,967	$65,408

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $132.5 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2021		2020

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$70,000	$70,000
Notes payable(2)	187,715	190,519	214,216	217,226
New England Pension Fund withdrawal liability(3)	21,092	23,821	21,407	25,523
	$258,807	$264,340	$305,623	$312,749

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability (see in Note I to the consolidated financial statements in Item 8 of the Company’s 2020 Annual Report on Form 10-K). The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 3.1% and 2.6% at June 30, 2021 and December 31, 2020, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$49,101	$49,101	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,306	3,306	—	—
Interest rate swaps(3)	354	—	354	—
	$52,761	$52,407	$354	$—
Liabilities:
Interest rate swaps(3)	$973	$—	$973	$—

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$34,201	$34,201	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,955	2,955	—	—
	$37,156	$37,156	$—	$—
Liabilities:
Interest rate swaps(3)	$1,622	$—	$1,622	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2021 and December 31, 2020 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2020	$88,320	$87,690	$630
Goodwill divested(1)	(1,952)	(1,952)	—
Balances at June 30, 2021	$86,368	$85,738	$630
(1)	Goodwill divested due to the sale of the labor services portion of the ArcBest segment’s moving business was determined based on the relative fair value of the business sold to the total fair value of the reporting unit.

Intangible assets consisted of the following:

		June 30, 2021			December 31, 2020
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$32,380	$20,341	$52,721	$30,477	$22,244
Other	13	1,010	567	443	980	543	437
	14	53,731	32,947	20,784	53,701	31,020	22,681
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,031	$32,947	$53,084	$86,001	$31,020	$54,981

The future amortization for intangible assets acquired through business acquisitions as of June 30, 2021 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2021	$1,911
2022	3,815
2023	3,722
2024	3,689
2025	3,674
Thereafter	3,973
Total amortization	$20,784

NOTE D – INCOME TAXES

The effective tax rate was 17.0% and 19.5% for the three and six months ended June 30, 2021, respectively. The effective tax rate was 23.4% and 23.1% for the three and six months ended June 30, 2020, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2021, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards. For the three and six months ended June 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research development tax credits, changes in valuation allowances, and the tax expense from the vesting stock awards. The Company’s effective tax rate for the six months ended June 30, 2020 was also impacted by the reversal of an uncertain tax position.

As of June 30, 2021, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2021 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.4 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively.

The Company paid federal, state, and foreign income taxes of $15.3 million during the six months ended June 30, 2021, and paid foreign and state income taxes of $2.3 million during the six months ended June 30, 2020. The Company received refunds of federal and state income taxes that were paid in prior years of less than $0.1 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
Operating lease expense	$6,584	$5,803	$13,226	$11,599
Variable lease expense	963	543	2,295	1,583
Sublease income	(156)	(42)	(311)	(134)

Total operating lease expense(1)	$7,391	$6,304	$15,210	$13,048
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020

	(in thousands)
Noncash change in operating right-of-use assets	$11,386	$11,002
Change in operating lease liabilities	(10,625)	(11,232)
Operating right-of-use-assets and lease liabilities, net	$761	$(230)

Cash paid for amounts included in the measurement of operating lease liabilities	$(12,446)	$(11,826)

Maturities of operating lease liabilities at June 30, 2021 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2021	$13,071	$13,071	$—
2022	22,759	22,723	36
2023	18,281	18,256	25
2024	16,020	16,020	—
2025	13,407	13,407	—
Thereafter	44,136	44,136	—
Total lease payments	127,674	127,613	61
Less imputed interest	(12,913)	(12,912)	(1)
Total	$114,761	$114,701	$60
(1)	Excludes future minimum lease payments for a lease which was executed but had not yet commenced as of June 30, 2021 of $37.3 million which will be paid over approximately 10 years. The Company plans to take possession of the leased space in third quarter 2022.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	June 30	December 31
	2021	2020

	(in thousands)
Credit Facility (interest rate of 1.2%(1) at June 30, 2021)	$50,000	$70,000
Notes payable (weighted-average interest rate of 2.9% at June 30, 2021)	187,715	214,216
Finance lease obligations (weighted-average interest rate of 3.3% at June 30, 2021)	4	8
	237,719	284,224
Less current portion	66,644	67,105
Long-term debt, less current portion	$171,075	$217,119

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of both June 30, 2021 and December 31, 2020.

Scheduled maturities, including interest payments, of long-term debt obligations as of June 30, 2021 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
Due in one year or less	$71,778	$637	$71,137	$4
Due after one year through two years	57,710	784	56,926	—
Due after two years through three years	42,571	1,049	41,522	—
Due after three years through four years	72,345	50,296	22,049	—
Due after four years through five years	4,567	—	4,567	—
Due after five years	124	—	124	—
Total payments	249,095	52,766	196,325	4
Less amounts representing interest	11,376	2,766	8,610	—
Long-term debt	$237,719	$50,000	$187,715	$4

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	June 30	December 31
	2021	2020

	(in thousands)
Revenue equipment	$326,914	$326,823
Service, office, and other equipment	26,250	26,270
Total assets securing notes payable or held under finance leases	353,164	353,093
Less accumulated depreciation and amortization(1)	135,538	115,424
Net assets securing notes payable or held under finance leases	$217,626	$237,669

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. In June 2021, the Company repaid $20.0 million of borrowings under the Credit Facility. As of June 30, 2021, standby letters of credit of $0.6 million have been issued under the Credit Facility, which reduced the available borrowing capacity to $199.4 million under the initial maximum credit amount of the Credit Facility, as of June 30, 2021.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2021.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of June 30, 2021. The fair value of the interest rate swap of $1.0 million and $1.4 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2021 and December 31, 2020, respectively.

The Company also has an interest rate swap agreement with a $50.0 million notional amount which will start on June 30, 2022 and mature on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of June 30, 2021. The fair value of the interest rate swap of $0.4 million was recorded in other long-term assets and $0.2 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2021 and December 31, 2020, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at June 30, 2021 and December 31, 2020, and the change in the unrealized loss on the interest rate swaps for the three and six months ended June 30, 2021 and 2020 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at June 30, 2021.

Accounts Receivable Securitization Program

In June 2021, the Company amended and restated its accounts receivable securitization program. The amendment extended the maturity date of this program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million and increased the amount of additional borrowings the Company may request under the accordion feature from $25.0 million to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2021.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2021, standby letters of credit of $10.1 million have been issued under the program, which reduced the available borrowing capacity to $39.9 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2021, the Company had letters of credit outstanding of $11.2 million (including $10.1 million issued under the accounts receivable securitization program and $0.6 million issued under the Credit Facility). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2021, surety bonds outstanding related to the self-insurance program totaled $61.6 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $8.1 million for revenue equipment during the three months ended June 30, 2021.

Subsequent to June 30, 2021, the Company financed the purchase of an additional $12.9 million of revenue equipment through promissory note arrangements as of August 2, 2021.

NOTE G – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

	(in thousands)
Service cost	$—	$—	$48	$47
Interest cost	1	2	107	144
Amortization of net actuarial (gain) loss(1)	3	1	(137)	(149)
Net periodic benefit cost(2)	$4	$3	$18	$42

	Six Months Ended June 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021(2)	2020

	(in thousands)
Service cost	$—	$—	$96	$94
Interest cost	2	5	214	288
Amortization of prior service credit	—	—	—	—
Pension settlement expense(3)	—	89	—	—
Amortization of net actuarial (gain) loss(1)	5	5	(274)	(298)
Net periodic benefit cost(2)	$7	$99	$36	$84

(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(2)	Service cost is reported within operating expenses and the other components of net periodic benefit cost (including pension settlement expense) are reported within the other line item of other income (costs) in the consolidated statements of operations.
(3)	For the six months ended June 30, 2020, pension settlement expense for the supplemental benefit plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement.

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

On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. The Company is currently evaluating the impact of the assistance to be provided by the SFA Program to the multiemployer pension plans to which ABF Freight contributes. Through the term of the 2018 ABF NMFA, which extends through June 30, 2023, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, management believes future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2020 Annual Report on Form 10-K.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30	December 31
	2021	2020

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$4,121	$4,390
Interest rate swap	(618)	(1,622)
Foreign currency translation	92	(1,182)

Total	$3,595	$1,586

After-tax amounts:
Unrecognized net periodic benefit credit	$3,060	$3,260
Interest rate swap	(457)	(1,198)
Foreign currency translation	69	(872)

Total	$2,672	$1,190

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended June 30, 2021 and 2020:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation

	(in thousands)
Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	1,682	—	741	941
Amounts reclassified from accumulated other comprehensive loss	(200)	(200)	—	—
Net current-period other comprehensive income (loss)	1,482	(200)	741	941

Balances at June 30, 2021	$2,672	$3,060	$(457)	$69

Balances at December 31, 2019	203	2,152	(416)	(1,533)

Other comprehensive loss before reclassifications	(2,142)	(8)	(1,171)	(963)
Amounts reclassified from accumulated other comprehensive income	(151)	(151)	—	—
Net current-period other comprehensive loss	(2,293)	(159)	(1,171)	(963)

Balances at June 30, 2020	$(2,090)	$1,993	$(1,587)	$(2,496)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Six Months Ended June 30
	2021	2020

	(in thousands)
Amortization of net actuarial gain	$269	$293
Pension settlement expense(3)	—	(89)
Total, pre-tax	269	204
Tax expense	(69)	(53)
Total, net of tax	$200	$151

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the six months ended June 30, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2021		2020
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,037	$0.08	$2,033
Second quarter	$0.08	$2,058	$0.08	$2,049

On July 27, 2021, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 11, 2021.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2020, the Company had $6.6 million remaining under the program for repurchases of its common stock. On January 28, 2021 the Board of Directors extended the share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock. During the six months ended June 30, 2021, the Company purchased 126,289 shares for an aggregate cost of $8.1 million, leaving $41.9 million available for repurchase of common stock under the program.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$60,981	$15,880	$84,342	$17,782
Effect of unvested restricted stock awards	—	(17)	—	(18)
Adjusted net income	$60,981	$15,863	$84,342	$17,764
Denominator:
Weighted-average shares	25,586,353	25,463,559	25,522,453	25,468,624
Earnings per common share	$2.38	$0.62	$3.30	$0.70

Diluted
Numerator:
Net income	$60,981	$15,880	$84,342	$17,782
Effect of unvested restricted stock awards	—	(17)	—	(18)
Adjusted net income	$60,981	$15,863	$84,342	$17,764
Denominator:
Weighted-average shares	25,586,353	25,463,559	25,522,453	25,468,624
Effect of dilutive securities	1,324,443	754,398	1,403,680	783,862
Adjusted weighted-average shares and assumed conversions	26,910,796	26,217,957	26,926,133	26,252,486
Earnings per common share	$2.27	$0.61	$3.13	$0.68

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
REVENUES
Asset-Based	$652,832	$460,070	$1,209,124	$975,783
ArcBest	270,748	151,467	523,084	316,242
FleetNet	59,547	46,440	118,710	98,879
Other and eliminations	(34,154)	(30,607)	(72,732)	(62,135)
Total consolidated revenues	$948,973	$627,370	$1,778,186	$1,328,769

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$302,370	$248,995	$588,064	$532,833
Fuel, supplies, and expenses	64,689	45,675	125,530	106,900
Operating taxes and licenses	12,303	11,629	24,551	24,423
Insurance	9,454	8,247	18,393	16,071
Communications and utilities	4,663	4,342	9,633	9,053
Depreciation and amortization	23,308	23,327	46,792	46,597
Rents and purchased transportation	95,082	46,152	170,670	101,922
Shared services	69,372	45,605	125,238	94,490
Gain on sale of property and equipment(1)	71	(1,175)	(8,624)	(3,339)
Innovative technology costs(2)	7,532	4,789	14,400	9,322
Other	77	1,448	511	3,235
Total Asset-Based	588,921	439,034	1,115,158	941,507

ArcBest
Purchased transportation	226,603	125,090	437,598	262,272
Supplies and expenses	2,476	1,989	5,044	4,269
Depreciation and amortization	2,366	2,449	4,752	4,919
Shared services	29,078	18,840	55,150	40,567
Gain on sale of subsidiaries(3)	(6,923)	—	(6,923)	—
Other	2,021	1,796	4,071	4,321
Total ArcBest	255,621	150,164	499,692	316,348

FleetNet	58,409	45,658	116,549	97,057
Other and eliminations	(28,277)	(27,911)	(59,703)	(54,387)
Total consolidated operating expenses	$874,674	$606,945	$1,671,696	$1,300,525

OPERATING INCOME
Asset-Based	$63,911	$21,036	$93,966	$34,276
ArcBest	15,127	1,303	23,392	(106)
FleetNet	1,138	782	2,161	1,822
Other and eliminations	(5,877)	(2,696)	$(13,029)	$(7,748)
Total consolidated operating income	$74,299	$20,425	106,490	28,244
OTHER INCOME (COSTS)
Interest and dividend income	$322	$991	$714	$2,366
Interest and other related financing costs	(2,274)	(3,378)	(4,702)	(6,325)
Other, net(4)	1,111	2,696	2,303	(1,166)
Total other income (costs)	(841)	309	(1,685)	(5,125)
INCOME BEFORE INCOME TAXES	$73,458	$20,734	$104,805	$23,119

(1)	The six months ended June 30, 2021 includes an $8.6 million gain on the sale of an unutilized service center property.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(3)	Gain recognized for the three and six months ended June 30, 2021 relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021.
(4)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
Revenues from customers
Asset-Based	$630,145	$439,585	$1,159,869	$935,313
ArcBest	268,038	149,683	518,279	312,631
FleetNet	49,951	37,245	98,385	78,989
Other	839	857	1,653	1,836
Total consolidated revenues	$948,973	$627,370	$1,778,186	$1,328,769

Intersegment revenues
Asset-Based	$22,687	$20,485	$49,255	$40,470
ArcBest	2,710	1,784	4,805	3,611
FleetNet	9,596	9,195	20,325	19,890
Other and eliminations	(34,993)	(31,464)	(74,385)	(63,971)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$652,832	$460,070	$1,209,124	$975,783
ArcBest	270,748	151,467	523,084	316,242
FleetNet	59,547	46,440	118,710	98,879
Other and eliminations	(34,154)	(30,607)	(72,732)	(62,135)
Total consolidated revenues	$948,973	$627,370	$1,778,186	$1,328,769

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$389,146	$305,220	$748,541	$650,166
Rents, purchased transportation, and other costs of services	347,760	187,914	657,098	404,942
Fuel, supplies, and expenses	80,020	54,838	153,169	126,611
Depreciation and amortization(1)	30,282	29,086	60,636	58,099
Other(2)	27,466	29,887	52,252	60,707
	$874,674	$606,945	$1,671,696	$1,300,525
(1)	Includes amortization of intangible assets.
(2)	The three and six months ended June 30, 2021 includes a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment. The six months ended June 30, 2021 also includes an $8.6 million gain related to the sale of an unutilized service center property within the Asset-Based segment.

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

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of June 30, 2021. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Other Events

In February 2021, the Company received a Notice of Assessment from a state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of the assessment and filed an appeal in May 2021. The Company has previously accrued an amount related to this assessment consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the amount involved will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands, except per share data)
REVENUES
Asset-Based	$652,832	$460,070	$1,209,124	$975,783

ArcBest	270,748	151,467	523,084	316,242
FleetNet	59,547	46,440	118,710	98,879
Total Asset-Light	330,295	197,907	641,794	415,121

Other and eliminations	(34,154)	(30,607)	(72,732)	(62,135)
Total consolidated revenues	$948,973	$627,370	$1,778,186	$1,328,769

OPERATING INCOME
Asset-Based	$63,911	$21,036	$93,966	$34,276

ArcBest	15,127	1,303	23,392	(106)
FleetNet	1,138	782	2,161	1,822
Total Asset-Light	16,265	2,085	25,553	1,716

Other and eliminations	(5,877)	(2,696)	(13,029)	(7,748)
Total consolidated operating income	$74,299	$20,425	$106,490	$28,244

NET INCOME	$60,981	$15,880	$84,342	$17,782

DILUTED EARNINGS PER SHARE	$2.27	$0.61	$3.13	$0.68

Our consolidated revenues, which totaled $949.0 million and $1,778.2 million for the three and six months ended June 30, 2021, respectively, increased 51.3% and 33.8%, respectively, compared to the same prior-year periods. The revenue growth was attributable to increased demand and higher pricing for shipping and logistics services in an improving economic environment. Our revenues during the six-month period ended June 30, 2020 were negatively impacted by the COVID-19 pandemic which disrupted businesses and the economy. The year-over-year changes in consolidated revenues for the three and six months ended June 30, 2021 reflect an increase in our Asset-Based revenues of 41.9% and 23.9%, respectively, and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 66.9% and 54.6%, respectively. The increased elimination of revenue amounts reported in the “Other and eliminations” line of consolidated revenues for the three and six months ended June 30, 2021, compared to the same period of 2020, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 15.4% and 12.4% for the three and six months ended June 30, 2021, compared to the same periods of 2020, with per-day increases in tonnage of 22.7% and 11.7%, respectively, and shipments of 13.5% and 7.8%, respectively, for the three and six months ended June 30, 2021, compared to the same prior-year periods. The increase in revenues of our Asset-Light operations for the three and six months ended June 30, 2021 primarily reflects increases in revenue per shipment of 32.9% and 29.5%, respectively, and shipments per day of 39.0% and 30.4%, respectively, for the ArcBest segment, compared to the same period of 2020. An increase in roadside and maintenance service event volumes and higher revenue per event for FleetNet also contributed to the year-over-year revenue improvement. On a combined basis, the Asset-Light operating segments generated approximately 34% and 35% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2021, respectively, and 30% for the same periods of 2020.

Consolidated operating income totaled $74.3 million and $106.5 million for the three and six months ended June 30, 2021, respectively, compared to $20.4 million and $28.2 million for the same periods of 2020. The $53.9 million and $78.3 million increase in consolidated operating income for the three and six months ended June 30, 2021, respectively, is primarily due to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). The year-over-year comparisons of consolidated operating income were also impacted by items described in the following paragraphs, including cost reduction actions taken in second quarter 2020, costs related to investments in innovative technology, a gain on the sale of a subsidiary, certain nonunion performance-based incentive plans, certain other nonunion fringe benefits, and, for the six-month period, gains on the sales of property and equipment.

The comparisons of our consolidated operating income for the three and six months ended June 30, 2021 to the same prior-year periods are impacted by numerous actions we implemented, primarily in the second quarter of 2020, in response to the COVID-19 pandemic in anticipation of lower business levels. In April 2020, we implemented cost reduction actions which included a 15% reduction in the salaries of officers and nonunion employees and similar compensation adjustments for hourly nonunion employees; a 15% reduction in fees paid to members and committee chairpersons of ArcBest’s Board of Directors; implementation of a hiring freeze; suspension of the employer match on our nonunion 401(k) plan; and reduction of advertising, training, travel, and other costs to better align with current business levels. These compensation reductions lowered consolidated operating expenses by approximately $15 million in second quarter 2020. We also made workforce reductions in our Asset-Based network to better align resources with business levels during second quarter 2020. We reversed our cost reductions beginning in the third quarter of 2020, including officer and nonunion employee salaries, the employer match on our nonunion 401(k) plan, and fees for our Board of Directors.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $7.4 million (pre-tax), or $5.6 million (after-tax) and $0.21 per diluted share, for second quarter 2021, compared to $4.7 million (pre-tax), or $3.6 million (after-tax) and $0.14 per diluted share, for second quarter 2020. For the six months ended June 30, 2021, these costs impacted consolidated results by $14.3 million (pre-tax), or $10.9 million (after-tax) and $0.40 per diluted share, compared to $9.3 million (pre-tax), or $7.2 million (after-tax) and $0.27 per diluted share, for the same period of 2020. The freight handling pilot test program is discussed in the Asset-Based Operating Income section of Asset-Based Segment Results within Asset-Based Operations.

Consolidated operating results for the three and six months ended June 30, 2021 also benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021 which resulted in a gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share.

For the three and six months ended June 30, 2021, compared to the same periods of 2020, expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, increased $14.0 million and $22.5 million, respectively. Nonunion healthcare expenses increased $3.4 million and $4.5 million for the three and six months ended June 30, 2020, respectively, versus the same prior-year periods. For the six months ended June 30, 2021, consolidated operating income also benefited from gains on the sale of property and equipment, which increased $5.3 million compared to the same period of 2020.

The loss reported in the “Other and eliminations” line, which totaled $5.9 million and $13.0 million for the three and six months ended June 30, 2021, respectively, compared to $2.7 million and $7.7 million for the same periods of 2020, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $3.2 million and $5.3 million increase in the loss reported in “Other and eliminations” for the three and six months ended June 30, 2021, respectively, primarily reflects higher expenses compared to the same periods of 2020, due to the previously discussed cost reductions during the second quarter of 2020 in response to the COVID-19 pandemic and increases in shared service personnel expenses related to higher business levels in the 2021 periods compared to the weaker economic environment experienced in the prior-year periods. We expect the loss reported in “Other and eliminations” for third quarter and full-year 2021 to approximate $5 million and $24 million, respectively.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards,  and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased net income by $1.2 million, or $0.05 per diluted share, and $2.5 million, or $0.09 per diluted share, for the three and six months ended June 30, 2021, respectively, compared to an increase in net income of $2.6 million, or $0.10 per diluted share, and a decrease of  $1.2 million, or $0.05 per diluted share, respectively, for the same prior-year periods. The vesting of restricted stock units, which primarily occurs in the second quarter of each year, resulted in a tax benefit of $6.8 million, or $0.25 per diluted share, and $6.9 million, or $0.26 per diluted share, for the three and six months ended June 30, 2021, respectively, compared to tax expense of $0.7 million, or $0.03 per diluted share, for each of the same periods of 2020.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
Net income	$60,981	$15,880	$84,342	$17,782
Interest and other related financing costs	2,274	3,378	4,702	6,325
Income tax provision	12,477	4,854	20,463	5,337
Depreciation and amortization	30,282	29,086	60,636	58,099
Amortization of share-based compensation	3,324	2,890	5,678	5,071
Amortization of net actuarial gains of benefit plans and pension settlement expense(1)	(134)	(148)	(269)	(204)
Consolidated Adjusted EBITDA	$109,204	$55,940	$175,552	$92,410
(1)	The six months ended June 30, 2020 include pre-tax pension settlement expense of $0.1 million related to our supplemental benefit plan.

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

As of June 2021, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased

1.7% effective July 1, 2021, and the average health, welfare, and pension benefit contribution rate is expected to increase approximately 2.5% effective primarily on August 1, 2021.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	46.3%	54.1%	48.6%	54.6%
Fuel, supplies, and expenses	9.9	9.9	10.4	11.0
Operating taxes and licenses	1.9	2.5	2.0	2.5
Insurance	1.4	1.8	1.5	1.6
Communications and utilities	0.7	1.0	0.8	0.9
Depreciation and amortization	3.6	5.1	3.9	4.8
Rents and purchased transportation	14.6	10.0	14.1	10.4
Shared services	10.6	9.9	10.4	9.7
Gain on sale of property and equipment	—	(0.2)	(0.7)	(0.3)
Innovative technology costs(1)	1.2	1.0	1.2	1.0
Other	—	0.3	—	0.3
	90.2%	95.4%	92.2%	96.5%

Asset-Based Operating Income	9.8%	4.6%	7.8%	3.5%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2021	2020	% Change	2021	2020	% Change
Workdays(1)	63.5	63.5		126.5	127.5
Billed revenue per hundredweight, including fuel surcharges	$38.87	$33.69	15.4%	$37.54	$33.41	12.4%
Pounds	1,701,634,637	1,386,384,302	22.7%	3,258,464,543	2,939,320,599	10.9%
Pounds per day	26,797,396	21,832,824	22.7%	25,758,613	23,053,495	11.7%
Shipments per day	19,713	17,372	13.5%	19,504	18,090	7.8%
Shipments per DSY hour	0.450	0.463	(2.8)%	0.452	0.450	0.4%
Pounds per shipment	1,359	1,257	8.1%	1,321	1,274	3.7%
Pounds per mile	19.09	20.19	(5.4)%	19.14	20.02	(4.4)%
Average length of haul (miles)	1,107	1,084	2.1%	1,099	1,062	3.5%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2021 totaled $652.8 million and $1,209.1 million, respectively, compared to $460.1 million and $975.8 million, respectively, for the same periods of 2020. The increase in revenues for the three and six months ended June 30, 2021 reflects improvement in business levels compared to the significant reduction in demand experienced in second quarter 2020 as a result of the COVID-19 pandemic. Billed revenue (as described in the Asset-Based Segment Overview) increased 41.6% and 25.6% on a per-day basis for the three and six months ended June 30, 2021, respectively, compared to the same prior-year periods. For the three and six months ended June 30, 2021, the increase in billed revenue reflects a 22.7% and 11.7% increase in tonnage per day, respectively, and a 15.4% and 12.4% increase in total billed revenue per hundredweight, including fuel surcharges, respectively, compared to the same periods of 2020. The number of workdays was the same in second quarter 2021 and fewer by one day in the first half of 2021, versus the same periods of 2020.

Tonnage per day increased 22.7% and 11.7% for the three and six months ended June 30, 2021, respectively, compared to the same prior-year periods, due to increases in weight per shipment on higher daily shipment levels. The year-over-year increase in tonnage per day for the three months ended June 30, 2021 reflects double-digit percentage increases in both LTL-rated and truckload-rated tonnage per day. For the six months ended June 30, 2021, tonnage growth reflects a double-digit percentage increase in LTL-rated tonnage per day, partially offset by a low-single-digit percentage decrease in truckload-rated spot shipment tonnage moving in the Asset-Based network. Total shipments increased 13.5% and 7.8% on a per-day basis for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, primarily driven by increases in LTL-rated shipments reflecting strong customer demand. Larger-sized LTL-rated shipments, including an increase in pieces per shipment, impacted the growth in total weight per shipment for the three and six months ended June 30, 2021. Truckload-rated tonnage was positively impacted by strong demand for U-Pack household goods moving services in the three- and six-month periods ended June 30, 2021. The total truckload-rated tonnage metrics for the three and six month periods compared to the same prior-year periods were impacted by reductions in spot-quoted shipments.

The 15.4% and 12.4% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, was primarily due to a strong pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. A higher mix of LTL-rated shipments and an increase in U-Pack business, as well as a longer average length of haul and higher fuel surcharge revenues associated with increased fuel prices, positively impacted the total billed revenue per hundredweight measure for the three and six months ended June 30, 2021, compared to the same prior-year periods. On-going yield management initiatives, including a general rate increase, also contributed to the year-over-year improvement in billed revenue per hundredweight. Excluding the impact of fuel surcharges, the increase in billed revenue per hundredweight on LTL-rated freight was in the mid-single digits for the three and six months ended June 30, 2021, respectively, compared to the same prior-year periods. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2021 increased approximately 6.7% and 6.1%, respectively, compared to the same periods of 2020. Pricing on contractual business reflected higher than historical average increases primarily due to tight market capacity and increased customer business levels. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.95% and 5.9% effective January 25, 2021 and February 24, 2020, respectively, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate for the three and six months ended June 30, 2021 increased approximately 440 and 220 basis points, respectively, compared to the same periods of 2020. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $63.9 million and $94.0 million for the three and six months ended June 30, 2021, respectively, compared to $21.0 million and $34.3 million for the same periods of 2020. The Asset-Based segment’s operating ratio improved by 5.2 and 4.3 percentage points for the three and six months ended June  30, 2021, respectively, compared to the same prior-year periods, reflecting the increased revenues and management of operating resources to higher shipment levels. Operating income for the six months ended June 30, 2021 was also positively impacted by the sale of an unutilized property which contributed to the $8.6 million of total gains on the sale of property and equipment, compared to $3.3 million in the same prior-year period.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $7.5 million and $14.4 million for the three and six months ended June 30, 2021, respectively, compared to $4.8 million and $9.3 million, respectively, for the same periods of 2020. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $7.5 million in third quarter 2021, compared to $6.2 million in third quarter 2020.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 46.3% and 48.6% of Asset-Based segment revenues for the three and six-month period ended June 30, 2021, respectively, compared to 54.1% 54.6%, respectively, for the same periods of 2020. The decreases in salaries, wages, and benefits as a percentage of revenue for the three and six months ended June 30, 2021, compared to the same prior-year periods, were partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $53.4 million and $55.2 million for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, primarily due to the increase in business levels. The increase in expense also reflects higher expense accruals for certain performance-based incentive plans, year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, and higher nonunion wages and benefits versus the prior-year periods when cost reductions were in place in response to the COVID-19 pandemic, as previously discussed in the Consolidated Results section of MD&A. The contractual wage rate under the 2018 ABF NMFA increased 1.6% effective July 1, 2020, and the average health, welfare, and pension benefit contribution rate increased approximately 2.2% effective primarily on August 1, 2020.

The Asset-Based segment manages costs with shipment levels; however, increased shipment levels, freight profile changes, challenges with hiring an adequate number of personnel, and equipment capacity constraints pressured the efficiency of dock, street, and yard tasks during the second quarter of 2021. Shipments per DSY hour declined 2.8% for the second quarter of 2021, compared to second quarter 2020, primarily due to inefficiencies driven by equipment capacity constraints related to the business growth and the effect of handling a higher number of larger LTL-rated shipments, including an increase in pieces per shipment. For the six months ended June 30, 2021, shipments per DSY hour improved 0.4% compared to the same period of 2020. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels. The decrease in pounds per mile of 5.4% and 4.4% for the three and six months ended June 30, 2021, respectively, compared to the same period of 2020, was due to the higher number of miles (including purchased transportation miles) incurred to service the business growth and the increase in average length of haul resulting from intended changes in business mix, which was compensated by an increase in billed revenue per shipment.

Fuel, supplies, and expenses as a percentage of revenue for the second quarter of 2021 was consistent with the second quarter of 2020. For the six months ended June 30, 2021, fuel, supplies, and expenses as a percentage of revenue decreased 0.6 percentage points, compared to the same period of 2020. The changes in fuel, supplies, and expenses as a percentage of revenue were influenced by the effect of higher revenues including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Fuel, supplies, and expenses increased $19.0 million and $18.6 million for the three and six months ended June 30, 2021, respectively, compared to the same prior-year period,  primarily due to higher fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 96% and 39% during the three and six months ended June 30, 2021, respectively, compared to the same period of 2020. More miles driven as a result of the increase in business levels also contributed to the year-over-year increases in fuel, supplies, and expenses. For the six months ended June 30, 2021, fuel, supplies, and expenses was also impacted by higher expenses associated with increased business levels and weather-related service center expenses resulting from severe winter storms in first quarter 2021, partially offset by lower costs related to repairs and maintenance on tractors and trailers.

Depreciation and amortization as a percentage of revenue decreased 1.5 and 0.9 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020; however, depreciation and amortization expense was relatively consistent across the periods. The decrease in depreciation and amortization as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 4.6 and 3.7 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, primarily due to higher utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers as freight demand increased across the Asset-Based system during the first half of 2021. For the three- and six-month periods ended June 30, 2021, rail miles increased approximately 53% and 39%, respectively, compared to the same prior-year periods.

Shared services as a percentage of revenue increased 0.7 percentage points for each of the three- and six-month periods ended June 30, 2021, compared to the same periods of 2020, primarily due to the cost reductions that were in place during 2020 in response to the COVID-19 pandemic, as previously discussed in the Consolidated Results section of MD&A. In addition, the increase in costs as a percentage of revenue reflects higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, for which the timing of recognition was impacted by the effect of the COVID-19 pandemic on operating results for the first half of 2020. The business growth also resulted in higher shared service expense allocations for the three and six months ended June 30, 2021, compared to same prior-year periods.

Asset-Based Segment — July 2021

The year-over-year improvements in our Asset-Based business levels during the first half of 2021 continued during July 2021 as the segment benefited from a strong pricing environment and increased customer business levels. Although statistics for July 2021 have not been finalized, preliminary Asset-Based billed revenues increased approximately 25% on a per-day basis in July 2021, compared to July 2020, reflecting an increase in average daily total tonnage of approximately 5% and an increase in total billed revenue per hundredweight, including fuel surcharges, of approximately 20%. Total shipments per day increased approximately 3% in July 2021, compared to July 2020. Total weight per shipment increased approximately 2% in July 2021, with the weight per shipment on LTL-rated shipments up approximately 6%, versus the same prior-year period.

The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the current economic recovery, may influence quarterly comparisons. Current economic conditions and the Asset-Based segment’s pricing approach (which is described in the Asset-Based Segment Overview within the Results of Operations section of Item 7 (MD&A) of Part II of our 2020 Annual Report on Form 10-K) will continue to impact our Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods. The marketplace pricing environment has been positive and rational during our efforts to secure needed price increases; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three and six months ended June 30, 2021. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three and six months ended June 30, 2021, the combined revenues of our Asset-Light operations totaled $330.3 million and $641.8 million, respectively, compared to $197.9 million and $415.1 million, respectively, for the same periods of 2020. The increase in revenues for the three and six months ended June 30, 2021 reflects improvement in business levels compared to the significant reduction in demand experienced in second quarter 2020 as a result of the COVID-19 pandemic. The combined revenues of our Asset-Light operating segments generated approximately 34% and 35% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2021, respectively, compared to approximately 30% for both the three and six months ended June 30, 2020. Our Asset-Light combined operating income for the three and six months ended June 30, 2021 improved to $16.3 million and $25.6 million, respectively, compared to $2.1 million and $1.7 million, respectively, for the same prior-year periods, primarily reflecting improved demand and higher market prices resulting from tighter truckload market capacity. The year-over-year operating income improvement also benefited from a $6.9 million gain on the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.7%	82.6%	83.6%	82.9%
Supplies and expenses	0.9	1.3	1.0	1.3
Depreciation and amortization	0.9	1.6	0.9	1.6
Shared services	10.7	12.4	10.5	12.8
Gain on sale of subsidiaries(1)	(2.6)	—	(1.3)	—
Other	0.8	1.2	0.8	1.4
	94.4%	99.1%	95.5%	100.0%

ArcBest Segment Operating Income (Loss)	5.6%	0.9%	4.5%	—%
(1)	Gain recognized for the three and six months ended June 30, 2021 relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021.

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

Revenue per shipment	32.9%	29.5%

Shipments per day	39.0%	30.4%

ArcBest segment revenues totaled $270.7 million and $523.1 million for the three and six months ended June 30, 2021, respectively, compared to $151.5 million and $316.2 million, respectively, for the same periods of 2020. The 78.8% and 65.4% respective increases in revenues primarily reflect improved market demand compared to the same periods of 2020, which were negatively impacted by the COVID-19 pandemic. The revenue increases for the three and six months ended June 30, 2021, compared to the same periods of 2020, primarily reflect increases in revenue per shipment of 32.9% and 29.5%, respectively, associated with higher market prices resulting from tighter truckload capacity and increases in shipments per day (excluding managed transportation shipments) of 39.0% and 30.4%, respectively, due to strong customer demand. Customers’ growing need for comprehensive, managed logistics solutions and new account growth also contributed to the year-over-year increases in revenues.

Operating income totaled $15.1 million and $23.4 million for the three and six months ended June 30, 2021, respectively, compared to operating income of $1.3 million and an operating loss of $0.1 million for the same periods of 2020, respectively, with the improvement primarily reflecting the increases in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand and pricing for ground expedite services for the three and six months ended June 30, 2021 and contributed to the segment’s operating income improvement, compared to the prior-year periods. Operating results for the three and six months ended June 30, 2021 also benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business, as previously mentioned, which contributed 2.6 and 1.3 percentage points to the segment’s operating ratio for the three and six months ended June 30, 2021, respectively.

The segment’s purchased transportation costs as a percentage of revenue increased by 1.1 and 0.7 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in margin compression during the three and six months ended June 30, 2021, compared to the same periods of 2020. Significant changes in market capacity, such as those experienced during 2020 and  2021, impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment.

As previously discussed in the Consolidated Results section of MD&A, prior-year operating expenses were lower due to corporate cost reductions in place during the second quarter of 2020, in response to the COVID-19 pandemic. As cost reductions were lifted, operating expenses returned to more normal levels, resulting in increases when comparing to prior-year periods. Operating results for the three and six months ended June 30, 2021 were also impacted by higher operating expenses due to increased business levels and growth initiatives, including investments in technology and increased wages and costs to manage higher shipment volumes. These higher expenses contributed to the $10.2 million and $14.6 million increase in shared service costs for the three and six months ended June 30, 2021, respectively, compared to the same prior-year periods. Shared service costs as a percentage of revenue decreased 1.7 and 2.3 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

ArcBest Segment –July 2021

The year-over-year improvements in our ArcBest segment business levels during the first half of 2021 continued during July 2021. Although statistics for July 2021 have not been finalized, preliminary revenues of our ArcBest segment on a per-day basis in July 2021 were approximately 47% above the prior-year period, reflecting increases in shipments per day and revenue per shipment, as the segment benefited from continued customer demand in an improving economic environment and higher market prices resulting from tighter truckload market capacity. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the effect of the economic environment, including the impact of the COVID-19 pandemic, will not have an adverse effect on the operating results of our ArcBest segment in future periods.

FleetNet Segment

FleetNet’s revenues totaled $59.5 million and $118.7 million for the three and six months ended June 30, 2021, respectively, compared to $46.4 million and $98.9 million, respectively, for the same periods of 2020. The 28.2% and 20.1% increases in revenues for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, were driven by higher event volumes and increases in revenue per event for roadside and preventative maintenance services. FleetNet’s results reflect higher demand for its services compared to the same periods of 2020, which were impacted by a reduction in miles driven by customers as a result of the COVID-19 pandemic. The increase in roadside service event volumes was also impacted by a higher number of events from customers who experienced an increase in e-commerce business and, for the six-month period, severe winter weather during the first quarter of 2021.

FleetNet’s operating income totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively, compared to $0.8 million and $1.8 million, respectively, for the same periods of 2020, primarily reflecting the increases in revenues. FleetNet’s operating income margins for the second quarter of 2021 benefited from increases in revenue per event which outpaced the increased costs to service events. For the six months ended June 30, 2021, the impact of higher revenue per event on FleetNet’s operating income margins was offset by the effect of higher costs to service the increase in total events, compared to the same period of 2020.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

	(in thousands)
ArcBest Segment
Operating Income (Loss)(1)	$15,127	$1,303	$23,392	$(106)
Depreciation and amortization(2)	2,366	2,449	4,752	4,919
Adjusted EBITDA	$17,493	$3,752	$28,144	$4,813

FleetNet Segment
Operating Income(1)	$1,138	$782	$2,161	$1,822
Depreciation and amortization	413	402	828	793
Adjusted EBITDA	$1,551	$1,184	$2,989	$2,615

Total Asset-Light
Operating Income(1)	$16,265	$2,085	$25,553	$1,716
Depreciation and amortization	2,779	2,851	5,580	5,712
Adjusted EBITDA	$19,044	$4,936	$31,133	$7,428
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $1.0 million and $1.9 million for the three and six months ended June 30, 2021 and 2020, respectively.

Current Economic Conditions

The COVID-19 pandemic negatively impacted the economy and challenged business operations and supply chains during 2020, which resulted in declines in our business levels and operating results primarily in the second quarter of 2020. Economic conditions continued to improve during the first half of 2021. During the first quarter of 2021, certain COVID-19 vaccines were approved by the U.S. Food and Drug Administration for emergency use and a roll-out process began to provide the vaccines to qualified individuals. Vaccinations and other health and safety measures implemented in response to the pandemic slowed the spread of COVID-19 in many geographical areas and lessened the severity of COVID-related restrictions throughout portions of the United States. However, the Delta variant, a highly contagious coronavirus strain which was first identified in India in December 2020, spread to the United States in March 2021 and is now the dominant variant of the virus. Cases have been rising in the United States since early July, especially in certain geographic regions. In late-July 2021, the Centers for Disease Control and Prevention updated their guidance to recommend fully vaccinated people (along with unvaccinated people) should wear masks indoors in public in areas of substantial or high transmission of COVID-19. The recent surge in the Delta variant has increased the uncertainty of the future impact of the COVID-19 pandemic on the economy and business operations.

We are encouraged by the growth in the U.S. real gross domestic product (the “real GDP”) since the second quarter of 2020, when the National Bureau of Economic Research declared that a recession began in the United States in February 2020, and the improvements in other recent economic measures, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”) and the Industrial Production Index issued by the Federal Reserve. According to the advance estimate released by the Bureau of Economic Analysis on July 29, 2021, real GDP increased at an annual rate of 6.5% for second quarter 2021. The Industrial Production Index, while still below pre-pandemic levels, increased at an annual rate of 5.5% for second quarter 2021. PMI, which is a leading indicator for demand in the freight transportation and logistics industry, was 59.5% for July 2021, compared to 53.7% for July 2020 and 41.5% in April 2020, which was the lowest monthly PMI during the pandemic. The improvement in PMI reflects continued economic expansion in the manufacturing sector and growth in the overall economy. Manufacturing and trade inventory levels remain well below the range we consider optimal for businesses which is considered a positive for freight demand; although there can be no assurance that the economic environment, including the impact of the COVID-19 pandemic, will be favorable for our freight services in future periods.

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

Effects of Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business. Generally, inflationary increases in labor, fuel costs, and other operating expenses as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

Generally, inflationary increases in labor and operating costs regarding our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods.

Supply chain disruptions and component shortages due in part to closure of suppliers’ and manufacturers’ operations during the COVID-19 pandemic as well as strong demand in recent quarters have limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims and coverage and compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including ransomware attacks and other cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we transitioned a significant portion of our office personnel to remote work arrangements during 2020, and many of these employees are still working remotely, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents(1)	$362,619	$303,954
Short-term investments(2)	59,967	65,408
Total(3)	$422,586	$369,362

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and, at December 31, 2020, U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At June 30, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $132.5 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $53.2 million from December 31, 2020 to June 30, 2021. During the six-month period ended June 30, 2021, cash on hand and cash provided by operations was used to repay $54.6 million of long-term debt (including $20.0 million repaid on the Credit Facility); fund $14.5 million of capital expenditures, net of proceeds from asset sales (and an additional $8.1 million of certain Asset-Based revenue equipment was financed with notes payable); fund $9.5 million of internally developed software; purchase $8.1 million of treasury stock; and pay dividends of $4.1 million on common stock.

The comparisons of our consolidated cash flows and liquidity for the six months ended June 30, 2021 to the same period of 2020 are impacted by actions we implemented during 2020 in response to the COVID-19 pandemic. In addition to the cost reductions previously discussed in the Consolidated Results section of MD&A, the following actions should be considered when analyzing our year-over-year cash flows and liquidity for the six months ended June 30, 2021. On March 26, 2020, we drew down the $180.0 million remaining available borrowing capacity under the initial maximum credit amount of our revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement and borrowed $45.0 million under our accounts receivable securitization program. These borrowings were a proactive measure to increase our cash position and preserve financial flexibility in consideration of general economic and financial market uncertainty and the potential for cash flow disruption resulting from the COVID-19 outbreak. These funds supplemented our already strong cash and short-term investments position and were repaid during third quarter 2020. We also lowered our planned capital expenditures for 2020 by 30%, including a reduction in revenue equipment purchases of $18.0 million.

Cash provided by operating activities during the six months ended June 30, 2021 was $145.9 million compared to $82.1 million in the same prior-year period. Net income increased $66.6 million for the six months ended June 30, 2021, compared to the same period of 2020. The increase in net income includes a $6.9 million gain on the sale of the labor services subsidiary of the ArcBest segment’s moving business during second quarter 2021 and a $4.8 million increase in gains on the sale of property and equipment for the six months ended June 30, 2021, compared to the same period of 2020, primarily related to the sale of an unutilized property in the Asset-Based segment. Changes in operating assets and liabilities contributed $9.7 million to the increase in cash provided by operating activities during the six months ended June 30, 2021, compared to the same period of 2020. The increases in accounts payable and accrued expenses for the six months ended June 30, 2021 which were primarily due to the impact of higher business levels, compared to the decreases in these accounts for the same prior-year period, resulted in higher cash flows from operations. These cash flows were partially offset by the business-driven increase in accounts receivable for the six months ended June 30, 2021, versus a decrease in accounts receivable for the same period of 2020. Cash provided by operating activities also reflected federal and state income tax payments, net of refunds, of $15.2 million for the six months ended June 30, 2021, compared to state and foreign income tax payments, net of refunds of federal and state income taxes, of $1.9 million for the six months ended June 30, 2020.

Financing Arrangements

In June 2021, we repaid $20.0 million of borrowings under our Credit Facility. We had available borrowing capacity of $199.4 million under the initial maximum credit amount of the Credit Facility, as of June 30, 2021.

We amended and restated our accounts receivable securitization program in June 2021. The amendment extended the maturity date of this program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million, and increased the amount of additional borrowings we may request under the accordion feature of the program from $25.0 million to $100.0 million, subject to certain conditions. As of June 30, 2021, our available borrowing capacity under the accounts receivable securitization program was $39.9 million, as reduced for standby letters of credit issued under the program.

Our financing arrangements are further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2021. These purchase obligations totaled $138.3 million as of June 30, 2021, with $131.9 million estimated to be paid within the next year, $6.1 million estimated to be paid in the following two-year period, and $0.3 million to be paid within five years, provided that vendors complete their commitments to us. As of June 30, 2021, the amount of our purchase obligations has increased $93.7 million from December 31, 2020, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2021 capital expenditure plan.

As of June 30, 2021, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $127.7 million, including imputed interest. The scheduled maturities of our operating lease liabilities as of June 30, 2021 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $196.3 million, including interest, as of June 30, 2021, for a decrease of $29.1 million from December 31, 2020. The scheduled maturities of our long-term debt obligations as of June 30, 2021 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2020 Annual Report on Form 10-K during the six months ended June 30, 2021.

Our total capital expenditures for 2021, including amounts financed, are estimated to range from $160.0 million to $170.0 million, net of asset sales, reflecting a $10.0 million increase from our previously disclosed range related to planned real estate investments in the second half of 2021. Our estimated net capital expenditures for 2021 include revenue equipment purchases of $100.0 million, primarily for our Asset-Based operations. The remainder of 2021 expected capital expenditures include real estate projects, dock equipment upgrades and enhancements for our Asset-Based operations, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2021 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in the range of $115.0 million to $120.0 million in 2021. The amortization of intangible assets is estimated to be approximately $4.0 million in 2021. As we continue to make investments to provide assured capacity solutions to our customers, we expect to increase our revenue equipment purchases in 2022 by an estimated $50.0 million to $60.0 million from 2021 projected levels, and we preliminarily expect to increase our annualized capital expenditures above historical levels by an estimated $50.0 million to $75.0 million to upgrade and expand our Asset-Based service centers.

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

Other Liquidity Information

General economic conditions, including the effects of the COVID-19 pandemic in future periods, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $199.4 million and $39.9 million, respectively, at June 30, 2021. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses, fund our ongoing investments in technology, and repay amounts due under our financing arrangements. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

On July 27, 2021, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 11, 2021. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the six months ended June 30, 2021, we purchased 126,289 shares of our common stock for an aggregate cost of $8.1 million, leaving $41.9 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2021. We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $39.6 million from December 31, 2020 to June 30, 2021, reflecting higher business levels in June 2021 compared to December 2020.

Accounts Payable

Accounts payable increased $33.2 million from December 31, 2020 to June 30, 2021, primarily due to increased business levels in June 2021 compared to December 2020.

Accrued Expenses

Accrued expenses increased $13.4 million from December 31, 2020 to June 30, 2021, primarily due to the timing effect on wage and vacation accruals at June 30, 2021, compared to December 31, 2020.

Long-term Debt

The $46.5 million decrease in long-term debt, including current portion, from December 31, 2020 to June 30, 2021 is primarily due to the $20.0 million repayment of borrowings under our Credit Facility during second quarter 2021 and payments on note payables during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

At June 30, 2021, our off-balance sheet arrangements for purchase obligations totaled $138.3 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 17.0% and 19.5% for the three and six months ended June 30, 2021, respectively, compared to 23.4% and 23.1%, respectively, for the same periods of 2020. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2021 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2021		2020		2021		2020

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$15,426	21.0%	$4,354	21.0%	$22,009	21.0%	$4,855	21.0%
Federal income tax effects of:
Alternative fuel credit	—	—%	(247)	(1.2)%	—	—%	(698)	(3.0)%
Nondeductible expenses and other	1,012	1.4%	(24)	(0.1)%	1,493	1.4%	380	1.6%
Increase in valuation allowances	35	—%	41	0.2%	127	0.1%	235	1.0%
Decrease in uncertain tax positions(1)	—	—%	—	—%	—	—%	(933)	(4.0)%
Tax expense (benefit) from vested RSUs	(6,796)	(9.2)%	659	3.1%	(6,931)	(6.6)%	679	3.0%
Federal research and development tax credits	(125)	(0.2)%	(193)	(0.9)%	(253)	(0.2)%	(443)	(1.9)%
Life insurance proceeds and changes in cash surrender value	(262)	(0.4)%	(537)	(2.6)%	(528)	(0.5)%	262	1.1%
Federal income tax provision	$9,290	12.6%	$4,053	19.5%	$15,917	15.2%	$4,337	18.8%
State income tax provision	3,187	4.4%	801	3.9%	4,546	4.3%	1,000	4.3%
Total provision for income taxes	$12,477	17.0%	$4,854	23.4%	$20,463	19.5%	$5,337	23.1%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.

At June 30, 2021, we had $58.5 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2021 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.4 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’

compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended June 30, 2021 and 2020, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2021, we made federal and state tax payments of $15.3 million, and received refunds of less than $0.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2020 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the six months ended June 30, 2021. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risks associated with future economic impacts of the COVID-19 pandemic remain uncertain. Further discussion related to current economic conditions and the impact of the COVID-19 pandemic on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

In June 2021, we repaid $20.0 million of borrowings under our Credit Facility. We had available borrowing capacity of $199.4 million under the initial maximum credit amount of the Credit Facility, as of June 30, 2021.

In June 2021, we amended and restated our accounts receivable securitization program to decrease the initial maximum credit amount of the program from $125.0 million to $50.0 million and to increase the additional borrowing we may request under an accordion feature of the program from $25.0 million to $100.0 million, subject to certain conditions. The maturity date of the accounts receivable securitization program was extended to July 1, 2024. As of June 30, 2021, we did not have any current principal borrowings under the accounts receivable securitization program and our available borrowing capacity, as reduced for standby letters of credit issued under the program, was $39.9 million.

Since December 31, 2020, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

During the quarter ended June 30, 2021, the Company implemented a new human capital management (“HCM”) system which replaced the current payroll systems and certain components of the human resource systems. Certain processes and procedures were changed as a result of the HCM system implementation, which resulted in changes to the Company’s internal controls over financial reporting. The Company has implemented additional controls to mitigate internal control risks and performed testing to ensure data integrity. Other than these changes related to the HCM system implementation, no changes in the Company’s internal controls over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)

	(in thousands, except share and per share data)
4/1/2021-4/30/2021	—	$—	—	$48,999
5/1/2021-5/31/2021	10,475	77.07	10,475	$48,192
6/1/2021-6/30/2021	100,891	62.36	100,891	$41,900
Total	111,366	$63.74	111,366
(1)	Represents the weighted-average price paid per common share including commission.
(2)	In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, and again in January 2021, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

10.2#

Consulting Agreement by and between ABF Freight System, Inc. and Tim Thorne, dated July 1, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021, File No. 000-19969, and incorporated herein by reference).

10.3

Third Amended and Restated Receivables Loan Agreement dated as of June 9, 2021, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 6, 2021	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 6, 2021	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer