Form 10-Q
period 2021-09-30
ARCBEST CORP /DE/
filed 2021-11-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, $0.01 par value	25,568,342 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2021	2020
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408,207	$303,954
Short-term investments	60,289	65,408
Accounts receivable, less allowances (2021 – $6,847; 2020 – $7,851)	425,006	320,870
Other accounts receivable, less allowances (2021 – $671; 2020 – $660)	13,827	14,343
Prepaid expenses	30,120	37,774
Prepaid and refundable income taxes	9,258	11,397
Other	6,419	4,422
TOTAL CURRENT ASSETS	953,126	758,168
PROPERTY, PLANT AND EQUIPMENT
Land and structures	347,771	342,178
Revenue equipment	965,263	916,760
Service, office, and other equipment	243,601	233,810
Software	170,045	163,193
Leasehold improvements	15,970	15,156
	1,742,650	1,671,097
Less allowances for depreciation and amortization	1,058,343	992,407
PROPERTY, PLANT AND EQUIPMENT, net	684,307	678,690
GOODWILL	86,368	88,320
INTANGIBLE ASSETS, net	52,135	54,981
OPERATING RIGHT-OF-USE ASSETS	105,219	115,195
DEFERRED INCOME TAXES	6,544	6,158
OTHER LONG-TERM ASSETS	74,729	77,496
TOTAL ASSETS	$1,962,428	$1,779,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$227,893	$170,898
Income taxes payable	6,535	316
Accrued expenses	291,586	246,746
Current portion of long-term debt	67,897	67,105
Current portion of operating lease liabilities	21,765	21,482
TOTAL CURRENT LIABILITIES	615,676	506,547
LONG-TERM DEBT, less current portion	176,545	217,119
OPERATING LEASE LIABILITIES, less current portion	88,232	97,839
POSTRETIREMENT LIABILITIES, less current portion	18,506	18,555
OTHER LONG-TERM LIABILITIES	38,208	37,948
DEFERRED INCOME TAXES	64,218	72,407
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2021: 29,351,569 shares, 2020: 29,045,309 shares	294	290
Additional paid-in capital	340,315	342,354
Retained earnings	737,820	595,932
Treasury stock, at cost, 2021: 3,783,227 shares; 2020: 3,656,938 shares	(119,273)	(111,173)
Accumulated other comprehensive income	1,887	1,190
TOTAL STOCKHOLDERS’ EQUITY	961,043	828,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,962,428	$1,779,008

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,016,657	$794,980	$2,794,843	$2,123,749

OPERATING EXPENSES	929,096	755,198	2,600,792	2,055,723

OPERATING INCOME	87,561	39,782	194,051	68,026

OTHER INCOME (COSTS)
Interest and dividend income	323	756	1,037	3,122
Interest and other related financing costs	(2,072)	(2,860)	(6,774)	(9,185)
Other, net	338	1,500	2,641	334
	(1,411)	(604)	(3,096)	(5,729)

INCOME BEFORE INCOME TAXES	86,150	39,178	190,955	62,297

INCOME TAX PROVISION	22,459	9,774	42,922	15,111

NET INCOME	$63,691	$29,404	$148,033	$47,186

EARNINGS PER COMMON SHARE
Basic	$2.48	$1.15	$5.79	$1.86
Diluted	$2.38	$1.11	$5.51	$1.79

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,632,805	25,470,094	25,559,642	25,403,786
Diluted	26,770,146	26,592,457	26,872,381	26,289,946

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(Unaudited)
	(in thousands)
NET INCOME	$63,691	$29,404	$148,033	$47,186

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Net actuarial loss, net of tax of: (2021 – Three-month period $—, Nine-month period $—; 2020 – Three-month period $—, Nine-month period $3)	—	—	—	(8)
Pension settlement expense, net of tax of: (2021 – Three-month period $—, Nine-month period $—; 2020 – Three-month period $—, Nine-month period $23)	—	—	—	66
Amortization of unrecognized net periodic benefit credit, net of tax of: (2021 – Three-month period $35, Nine-month period $104; 2020 – Three-month period $38, Nine-month period $114)
Net actuarial gain	(100)	(110)	(300)	(327)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2021 – Three-month period $46, Nine-month period $309; 2020 – Three-month period $48, Nine-month period $366)	128	136	869	(1,035)
Change in foreign currency translation, net of tax of: (2021 – Three-month period $288, Nine-month period $45; 2020 – Three-month period $246, Nine-month period $94)	(813)	697	128	(266)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(785)	723	697	(1,570)

TOTAL COMPREHENSIVE INCOME	$62,906	$30,127	$148,730	$45,616

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three and Nine Months Ended September 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				23,361				23,361
Other comprehensive income, net of tax							804	804
Issuance of common stock under share-based compensation plans	12	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(165)					(165)
Share-based compensation expense			2,354					2,354
Purchase of treasury stock					15	(1,001)		(1,001)
Dividends declared on common stock				(2,037)				(2,037)
Balance at March 31, 2021	29,057	$291	$344,542	$617,256	3,672	$(112,174)	$1,994	$851,909
Net income				60,981				60,981
Other comprehensive income, net of tax							678	678
Issuance of common stock under share-based compensation plans	261	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(9,601)					(9,601)
Share-based compensation expense			3,324					3,324
Purchase of treasury stock					111	(7,099)		(7,099)
Dividends declared on common stock				(2,058)				(2,058)
Balance at June 30, 2021	29,318	$293	$338,263	$676,179	3,783	$(119,273)	$2,672	$898,134
Net income				63,691				63,691
Other comprehensive loss, net of tax							(785)	(785)
Issuance of common stock under share-based compensation plans	34	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(836)					(836)
Share-based compensation expense			2,889					2,889
Dividends declared on common stock				(2,050)				(2,050)
Balance at September 30, 2021	29,352	$294	$340,315	$737,820	3,783	$(119,273)	$1,887	$961,043

	Three and Nine Months Ended September 30, 2020
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standard				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				1,902				1,902
Other comprehensive loss, net of tax							(2,467)	(2,467)
Issuance of common stock under share-based compensation plans	6							—
Shares withheld for employee tax remittance on share-based compensation			(60)					(60)
Share-based compensation expense			2,181					2,181
Purchase of treasury stock					150	(3,162)		(3,162)
Dividends declared on common stock				(2,033)				(2,033)
Balance at March 31, 2020	28,817	$288	$336,064	$532,858	3,555	$(107,740)	$(2,264)	$759,206
Net income				15,880				15,880
Other comprehensive income, net of tax							174	174
Issuance of common stock under share-based compensation plans	141	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(1,010)					(1,010)
Share-based compensation expense			2,890					2,890
Dividends declared on common stock				(2,049)				(2,049)
Balance at June 30, 2020	28,958	$290	$337,942	$546,689	3,555	$(107,740)	$(2,090)	$775,091
Net income				29,404				29,404
Other comprehensive income, net of tax							723	723
Issuance of common stock under share-based compensation plans	82	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(919)					(919)
Share-based compensation expense			2,885					2,885
Purchase of treasury stock					77	(2,505)		(2,505)
Dividends declared on common stock				(2,040)				(2,040)
Balance at September 30, 2020	29,040	$290	$339,908	$574,053	3,632	$(110,245)	$(1,367)	$802,639

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2021	2020

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$148,033	$47,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,113	85,189
Amortization of intangibles	2,882	2,942
Pension settlement expense	—	89
Share-based compensation expense	8,567	7,956
Provision for losses on accounts receivable	(57)	2,170
Change in deferred income taxes	(8,593)	2,831
Gain on sale of property and equipment and lease termination	(8,389)	(3,280)
Gain on sale of subsidiaries	(6,923)	—
Changes in operating assets and liabilities:
Receivables	(103,886)	(38,905)
Prepaid expenses	7,655	809
Other assets	539	3,918
Income taxes	8,174	3,065
Operating right-of-use assets and lease liabilities, net	650	234
Accounts payable, accrued expenses, and other liabilities	101,577	37,062
NET CASH PROVIDED BY OPERATING ACTIVITIES	238,342	151,266

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(43,506)	(20,146)
Proceeds from sale of property and equipment	11,509	8,943
Proceeds from sale of subsidiaries	9,013	—
Purchases of short-term investments	(56,011)	(159,253)
Proceeds from sale of short-term investments	61,174	192,563
Capitalization of internally developed software	(14,308)	(9,568)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,129)	12,539

FINANCING ACTIVITIES
Borrowings under credit facilities	—	180,000
Borrowings under accounts receivable securitization program	—	45,000
Payments on long-term debt	(76,513)	(309,640)
Net change in book overdrafts	(305)	349
Deferred financing costs	(295)	—
Payment of common stock dividends	(6,145)	(6,122)
Purchases of treasury stock	(8,100)	(5,667)
Payments for tax withheld on share-based compensation	(10,602)	(1,989)
NET CASH USED IN FINANCING ACTIVITIES	(101,960)	(98,069)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,253	65,736
Cash and cash equivalents at beginning of period	303,954	201,909
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD	$408,207	$267,645

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$36,731	$53,045
Accruals for equipment received	$3,158	$2,146
Lease liabilities arising from obtaining right-of-use assets	$7,280	$60,535

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that helps keep the global supply chain moving. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest, the Company’s asset-light logistics operation; and FleetNet. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 65% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2021. As of September 2021, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates. The Company considered the impact of the novel coronavirus (“COVID-19”) pandemic on the estimates and assumptions used in preparation of the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021. Given the uncertainties regarding the economic environment and the impact of the COVID-19 pandemic on our business, it is possible that these estimates and assumptions may materially change in future periods.

Adopted Accounting Pronouncements

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment was effective for the Company on January 1, 2021, and did not impact the consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$279,661	$240,687
Variable rate demand notes(1)(2)	29,344	29,066
Money market funds(3)	99,202	34,201
Total cash and cash equivalents	$408,207	$303,954

Short-term investments
Certificates of deposit(1)	$60,289	$53,297
U.S. Treasury securities(4)	—	12,111
Total short-term investments	$60,289	$65,408

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $170.6 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2021		2020

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$70,000	$70,000
Notes payable(2)	194,439	196,840	214,216	217,226
New England Pension Fund withdrawal liability(3)	20,931	23,567	21,407	25,523
	$265,370	$270,407	$305,623	$312,749

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 3.1% and 2.6% at September 30, 2021 and December 31, 2020, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). Included in other long-term liabilities with the current portion included in accrued expenses.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$99,202	$99,202	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,558	3,558	—	—
Interest rate swaps(3)	293	—	293	—
	$103,053	$102,760	$293	$—
Liabilities:
Interest rate swaps(3)	$737	$—	$737	$—

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$34,201	$34,201	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,955	2,955	—	—
	$37,156	$37,156	$—	$—
Liabilities:
Interest rate swaps(3)	$1,622	$—	$1,622	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2021 and December 31, 2020 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2020	$88,320	$87,690	$630
Goodwill divested(1)	(1,952)	(1,952)	—
Balances at September 30, 2021	$86,368	$85,738	$630
(1)	Goodwill divested due to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021 was determined based on the relative fair value of the business sold to the total fair value of the reporting unit.

Intangible assets consisted of the following:

		September 30, 2021			December 31, 2020
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$33,329	$19,392	$52,721	$30,477	$22,244
Other	13	1,016	573	443	980	543	437
	14	53,737	33,902	19,835	53,701	31,020	22,681
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$86,037	$33,902	$52,135	$86,001	$31,020	$54,981

The future amortization for intangible assets acquired through business acquisitions as of September 30, 2021 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2021	$955
2022	3,815
2023	3,722
2024	3,689
2025	3,674
Thereafter	3,980
Total amortization	$19,835

NOTE D – INCOME TAXES

The effective tax rate was 26.1% and 22.5% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 24.9% and 24.3% for the three and nine months ended September 30, 2020, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2021, the difference between the Company’s effective tax rate and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards. For the three and nine months ended September 30, 2020, the difference between the Company’s effective tax rate and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal alternative fuel and research and development tax credits, changes in tax valuation allowances, and the tax effect from the vesting stock awards. The Company’s effective tax rate for the nine months ended September 30, 2020 was also impacted by the reversal of an uncertain tax position.

As of September 30, 2021, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2021 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.6 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively.

The Company paid federal, state, and foreign income taxes of $43.0 million and $9.2 million during the nine months ended September 30, 2021 and 2020, respectively. The Company received refunds of federal and state income taxes that were paid in prior years of less than $0.1 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively.

NOTE E – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
Operating lease expense	$6,575	$6,351	$19,801	$17,950
Variable lease expense	957	665	3,252	2,248
Sublease income	(157)	(120)	(468)	(254)

Total operating lease expense(1)	$7,375	$6,896	$22,585	$19,944
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended September 30
	2021	2020

	(in thousands)
Noncash change in operating right-of-use assets	$17,256	$15,718
Change in operating lease liabilities	(16,606)	(15,484)
Operating right-of-use-assets and lease liabilities, net	$650	$234

Cash paid for amounts included in the measurement of operating lease liabilities	$(19,128)	$(17,715)

Maturities of operating lease liabilities at September 30, 2021 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2021	$6,616	$6,529	$87
2022	23,448	23,180	268
2023	18,392	18,367	25
2024	16,098	16,098	—
2025	13,397	13,397	—
Thereafter	44,108	44,108	—
Total lease payments	122,059	121,679	380
Less imputed interest	(12,062)	(12,060)	(2)
Total	$109,997	$109,619	$378
(1)	Excludes future minimum lease payments for a lease which was executed but had not yet commenced as of September 30, 2021 of $37.3 million which will be paid over approximately 10 years. The Company plans to take possession of the leased space in fourth quarter 2022.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	September 30	December 31
	2021	2020

	(in thousands)
Credit Facility (interest rate of 1.2%(1) at September 30, 2021)	$50,000	$70,000
Notes payable (weighted-average interest rate of 2.7% at September 30, 2021)	194,439	214,216
Finance lease obligations (weighted-average interest rate of 3.3% at September 30, 2021)	3	8
	244,442	284,224
Less current portion	67,897	67,105
Long-term debt, less current portion	$176,545	$217,119

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of both September 30, 2021 and December 31, 2020.

Scheduled maturities, including interest payments, of long-term debt obligations as of September 30, 2021 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
Due in one year or less	$72,838	$632	$72,203	$3
Due after one year through two years	57,990	808	57,182	—
Due after two years through three years	42,912	1,087	41,825	—
Due after three years through four years	73,841	50,000	23,841	—
Due after four years through five years	7,634	—	7,634	—
Due after five years	160	—	160	—
Total payments	255,375	52,527	202,845	3
Less amounts representing interest	10,933	2,527	8,406	—
Long-term debt	$244,442	$50,000	$194,439	$3

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	September 30	December 31
	2021	2020

	(in thousands)
Revenue equipment	$335,743	$326,823
Service, office, and other equipment	26,251	26,270
Total assets securing notes payable or held under finance leases	361,994	353,093
Less accumulated depreciation and amortization(1)	137,659	115,424
Net assets securing notes payable or held under finance leases	$224,335	$237,669

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company repaid $20.0 million of borrowings under the Credit Facility in the second quarter of 2021. As of September 30, 2021, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility. On November 3, 2021, the Company borrowed $30.0 million under the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2021.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of September 30, 2021. The fair value of the interest rate swap of $0.7 million and $1.4 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2021 and December 31, 2020, respectively.

The Company also has an interest rate swap agreement with a $50.0 million notional amount which will start on June 30, 2022 and mature on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of September 30, 2021. The fair value of the interest rate swap of $0.3 million was recorded in other long-term assets and $0.2 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2021 and December 31, 2020, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at September 30, 2021 and December 31, 2020, and the change in the unrealized loss on the interest rate swaps for the three and nine months ended September 30, 2021 and 2020 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at September 30, 2021.

Accounts Receivable Securitization Program

In the second quarter of 2021, the Company amended and restated its accounts receivable securitization program. The amendment extended the maturity date of this program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million and increased the amount of additional borrowings the Company may request under the accordion feature from $25.0 million to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2021.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2021, standby letters of credit of $10.1 million have been issued under the program, which reduced the available borrowing capacity to $39.9 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2021, the Company had letters of credit outstanding of $10.7 million (including $10.1 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2021, surety bonds outstanding related to the self-insurance program totaled $50.9 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $28.6 million and $36.7 million for revenue equipment during the three and nine months ended September 30, 2021, respectively.

Subsequent to September 30, 2021, the Company financed the purchase of an additional $5.1 million of revenue equipment through promissory note arrangements as of November 1, 2021.

NOTE G – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

	(in thousands)
Service cost	$—	$—	$48	$46
Interest cost	1	2	107	144
Amortization of net actuarial (gain) loss(1)	2	2	(137)	(150)
Net periodic benefit cost(2)	$3	$4	$18	$40

	Nine Months Ended September 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021(2)	2020

	(in thousands)
Service cost	$—	$—	$144	$140
Interest cost	3	7	321	432
Pension settlement expense(3)	—	89	—	—
Amortization of net actuarial (gain) loss(1)	7	7	(411)	(448)
Net periodic benefit cost(2)	$10	$103	$54	$124

(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(2)	Service cost is reported within operating expenses and the other components of net periodic benefit cost (including pension settlement expense) are reported within the other line item of other income (costs) in the consolidated statements of operations.
(3)	For the nine months ended September 30, 2020, pension settlement expense for the supplemental benefit plan of $0.1 million (pre-tax), or $0.1 million (after-tax), was due to a $0.7 million benefit related to an officer retirement.

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

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30	December 31
	2021	2020

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$3,986	$4,390
Interest rate swap	(444)	(1,622)
Foreign currency translation	(1,009)	(1,182)

Total	$2,533	$1,586

After-tax amounts:
Unrecognized net periodic benefit credit	$2,960	$3,260
Interest rate swap	(329)	(1,198)
Foreign currency translation	(744)	(872)

Total	$1,887	$1,190

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2021 and 2020:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	997	—	869	128
Amounts reclassified from accumulated other comprehensive income	(300)	(300)	—	—
Net current-period other comprehensive income (loss)	697	(300)	869	128

Balances at September 30, 2021	$1,887	$2,960	$(329)	$(744)

Balances at December 31, 2019	203	2,152	(416)	(1,533)

Other comprehensive loss before reclassifications	(1,309)	(8)	(1,035)	(266)
Amounts reclassified from accumulated other comprehensive income	(261)	(261)	—	—
Net current-period other comprehensive loss	(1,570)	(269)	(1,035)	(266)

Balances at September 30, 2020	$(1,367)	$1,883	$(1,451)	$(1,799)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Nine Months Ended September 30
	2021	2020

	(in thousands)
Amortization of net actuarial gain	$404	$441
Pension settlement expense(3)	—	(89)
Total, pre-tax	404	352
Tax expense	(104)	(91)
Total, net of tax	$300	$261

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note G.
(3)	For the nine months ended September 30, 2020, pension settlement expense is related to the supplemental benefit plan (see Note G).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2021		2020
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,037	$0.08	$2,033
Second quarter	$0.08	$2,058	$0.08	$2,049
Third quarter	$0.08	$2,050	$0.08	$2,040

On November 1, 2021, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 12, 2021.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2020, the Company had $6.6 million remaining under the program for repurchases of its common stock. On January 28, 2021 the Board of Directors extended the share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock. During the nine months ended September 30, 2021, the Company purchased 126,289 shares for an aggregate cost of $8.1 million, leaving $41.9 million available for repurchase of common stock under the program. On November 1, 2021, the Company announced that its Board of Directors authorized the Company to enter into an accelerated share repurchase program (“ASR”) and, on November 2, 2021, the Company entered into a fixed dollar ASR with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock. See Note L for further disclosure of the ASR.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$63,691	$29,404	$148,033	$47,186
Effect of unvested restricted stock awards	—	(4)	—	(22)
Adjusted net income	$63,691	$29,400	$148,033	$47,164
Denominator:
Weighted-average shares	25,632,805	25,470,094	25,559,642	25,403,786
Earnings per common share	$2.48	$1.15	$5.79	$1.86

Diluted
Numerator:
Net income	$63,691	$29,404	$148,033	$47,186
Effect of unvested restricted stock awards	—	(4)	—	(22)
Adjusted net income	$63,691	$29,400	$148,033	$47,164
Denominator:
Weighted-average shares	25,632,805	25,470,094	25,559,642	25,403,786
Effect of dilutive securities	1,137,341	1,122,363	1,312,739	886,160
Adjusted weighted-average shares and assumed conversions	26,770,146	26,592,457	26,872,381	26,289,946
Earnings per common share	$2.38	$1.11	$5.51	$1.79

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. The COVID-19 pandemic had a significant negative impact on demand for the Company’s services during the the second quarter of 2020, resulting in lower tonnage, shipment, and service event levels and, consequently, lower segment revenues for the second quarter of 2020. Although business levels improved in the third quarter of 2020, the Company’s operating segment information for the nine months ended September 30, 2020 does not reflect typical seasonal trends in business levels as described below for the Company’s reportable operating segments.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations are influenced by seasonal variations in service event volume and the impact of other external events or conditions, including the COVID-19 pandemic.

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

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the Company’s Board of Directors, and certain technology investments. Shared services costs attributable to the operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
REVENUES
Asset-Based	$681,164	$561,856	$1,890,288	$1,537,639
ArcBest	305,207	217,294	828,291	533,536
FleetNet	66,514	50,545	185,224	149,424
Other and eliminations	(36,228)	(34,715)	(108,960)	(96,850)
Total consolidated revenues	$1,016,657	$794,980	$2,794,843	$2,123,749

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$305,839	$287,385	$893,903	$820,218
Fuel, supplies, and expenses	66,947	50,144	192,477	157,044
Operating taxes and licenses	12,426	12,296	36,977	36,719
Insurance	10,175	8,587	28,568	24,658
Communications and utilities	4,559	4,373	14,192	13,426
Depreciation and amortization	23,233	24,054	70,025	70,651
Rents and purchased transportation	95,855	69,442	266,525	171,364
Shared services	71,017	60,664	196,255	155,154
Gain on sale of property and equipment(1)	—	133	(8,624)	(3,206)
Innovative technology costs(2)	6,903	6,199	21,303	15,521
Other	592	1,933	1,103	5,168
Total Asset-Based	597,546	525,210	1,712,704	1,466,717

ArcBest
Purchased transportation	256,900	181,129	694,498	443,401
Supplies and expenses	2,741	2,746	7,785	7,015
Depreciation and amortization	2,352	2,413	7,104	7,332
Shared services	31,048	24,217	86,198	64,784
Gain on sale of subsidiaries(3)	—	—	(6,923)	—
Other	1,984	1,958	6,055	6,279
Total ArcBest	295,025	212,463	794,717	528,811

FleetNet	65,245	49,558	181,794	146,615
Other and eliminations	(28,720)	(32,033)	(88,423)	(86,420)
Total consolidated operating expenses	$929,096	$755,198	$2,600,792	$2,055,723

OPERATING INCOME
Asset-Based	$83,618	$36,646	$177,584	$70,922
ArcBest	10,182	4,831	33,574	4,725
FleetNet	1,269	987	3,430	2,809
Other and eliminations	(7,508)	(2,682)	$(20,537)	$(10,430)
Total consolidated operating income	$87,561	$39,782	194,051	68,026
OTHER INCOME (COSTS)
Interest and dividend income	$323	$756	$1,037	$3,122
Interest and other related financing costs	(2,072)	(2,860)	(6,774)	(9,185)
Other, net(4)	338	1,500	2,641	334
Total other income (costs)	(1,411)	(604)	(3,096)	(5,729)
INCOME BEFORE INCOME TAXES	$86,150	$39,178	$190,955	$62,297
(1)	The nine months ended September 30, 2021 includes an $8.6 million gain on the sale of an unutilized service center property.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(3)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021.
(4)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note G) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
Revenues from customers
Asset-Based	$655,737	$537,631	$1,815,606	$1,472,944
ArcBest	303,076	214,857	821,355	527,488
FleetNet	56,656	41,276	155,041	120,265
Other	1,188	1,216	2,841	3,052
Total consolidated revenues	$1,016,657	$794,980	$2,794,843	$2,123,749

Intersegment revenues
Asset-Based	$25,427	$24,225	$74,682	$64,695
ArcBest	2,131	2,437	6,936	6,048
FleetNet	9,858	9,269	30,183	29,159
Other and eliminations	(37,416)	(35,931)	(111,801)	(99,902)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$681,164	$561,856	$1,890,288	$1,537,639
ArcBest	305,207	217,294	828,291	533,536
FleetNet	66,514	50,545	185,224	149,424
Other and eliminations	(36,228)	(34,715)	(108,960)	(96,850)
Total consolidated revenues	$1,016,657	$794,980	$2,794,843	$2,123,749

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$397,116	$363,035	$1,145,657	$1,013,201
Rents, purchased transportation, and other costs of services	382,759	267,438	1,039,857	672,380
Fuel, supplies, and expenses	82,051	61,321	235,221	187,932
Depreciation and amortization(1)	30,359	30,032	90,995	88,131
Other(2)	36,811	33,372	89,062	94,079
	$929,096	$755,198	$2,600,792	$2,055,723
(1)	Includes amortization of intangible assets.
(2)	The nine months ended September 30, 2021 includes a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment and an $8.6 million gain related to the sale of an unutilized service center property within the Asset-Based segment.

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

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of September 30, 2021. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Other Events

In February 2021, the Company received a Notice of Assessment from a state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of the assessment and filed an appeal in May 2021. The Company has previously accrued an amount related to this assessment consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE L – SUBSEQUENT EVENTS

Acquisition

On September 29, 2021, the Company entered into an agreement and plan of merger to acquire MoLo Solutions, LLC (“MoLo”), a Chicago-based truckload freight brokerage company. As a result of the transaction, which closed on November 1, 2021, MoLo became a wholly owned subsidiary of the Company. Subsequent to closing, the acquired operations are expected to be reported within the ArcBest operating segment. Terms of the transaction included initial consideration paid at closing of $235.0 million, subject to certain post-closing adjustments which were estimated at closing, and the potential for additional cash consideration based on achievement of certain targets of adjusted earnings before interest, taxes, depreciation and amortization as adjusted for certain items pursuant to the merger agreement for years 2023 through 2025. The Company funded the initial purchase price with cash from its cash reserves.

Due to the timing of the recent acquisition, the initial accounting for the business combination, including the determination of the fair value of the contingent consideration and the allocation of the purchase consideration to the fair value of assets acquired and liabilities assumed was not complete as of the date of this Quarterly Report on Form 10-Q.

Accelerated Share Repurchase Program

On November 1, 2021, the Company announced that its Board of Directors authorized the Company to enter into an accelerated share repurchase program (“ASR”). The ASR authorization is in addition to the authorization under the Company’s existing share repurchase program, which is described in Note H. On November 2, 2021, the Company entered into a fixed dollar ASR with a third-party financial institution, to effect an accelerated repurchase of the Company’s common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under the ASR, the Company paid $100.0 million and received an initial delivery of 709,287 shares valued at $75.0 million based on the closing price of the Company’s common stock on November, 2, 2021. The remaining balance is scheduled to settle in the first quarter of 2022. The total shares repurchased will be based on the daily volume-weighted average share price of the Company’s common stock during the term of the ASR, less a negotiated discount. All share repurchase activities under the Company’s existing share repurchase program are suspended while the ASR is in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “ArcBestTM,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that helps keep the global supply chain moving. Our operations are conducted through our three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest, our asset-light logistics operation; and FleetNet. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

Our previously announced acquisition of MoLo Solutions, LLC (“MoLo”) closed on November 1, 2021. We entered into the agreement and plan of merger to acquire MoLo on September 29, 2021. As a result of the acquisition, MoLo became a wholly owned subsidiary of the Company. The acquired operations are expected to be reported within the ArcBest segment of our Asset-Light operations. Terms of the transaction included initial cash consideration of $235.0 million paid at closing, subject to certain post-closing adjustments which were estimated at closing, and the potential for additional cash consideration for years 2023 through 2025 based on achievement of certain targets of adjusted earnings before interest, taxes, depreciation and amortization, as adjusted for certain items pursuant to the merger agreement (“MoLo Adjusted EBITDA”). At 100% of the MoLo Adjusted EBITDA target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million.

MoLo is a Chicago-based company that is one of the fastest-growing truckload brokers in North America. The acquisition of MoLo is expected to accelerate our business growth by providing additional truckload capacity in our Asset-Light operations – nearly doubling the available truckload carriers in our network – and improving our ability to serve larger customers with network consistency, enhanced truckload support and expertise, and better data. Our revenue opportunities are expected to expand with greater cross-selling potential and increased scale of truckload brokerage services as we advance our position in the large and growing domestic transportation management market. The acquisition is expected to enhance shareholder value and drive sustainable earnings growth, through leveraging economies of scale and efficiencies through operational synergies.

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands, except per share data)
REVENUES
Asset-Based	$681,164	$561,856	$1,890,288	$1,537,639

ArcBest	305,207	217,294	828,291	533,536
FleetNet	66,514	50,545	185,224	149,424
Total Asset-Light	371,721	267,839	1,013,515	682,960

Other and eliminations	(36,228)	(34,715)	(108,960)	(96,850)
Total consolidated revenues	$1,016,657	$794,980	$2,794,843	$2,123,749

OPERATING INCOME
Asset-Based	$83,618	$36,646	$177,584	$70,922

ArcBest	10,182	4,831	33,574	4,725
FleetNet	1,269	987	3,430	2,809
Total Asset-Light	11,451	5,818	37,004	7,534

Other and eliminations	(7,508)	(2,682)	(20,537)	(10,430)
Total consolidated operating income	$87,561	$39,782	$194,051	$68,026

NET INCOME	$63,691	$29,404	$148,033	$47,186

DILUTED EARNINGS PER SHARE	$2.38	$1.11	$5.51	$1.79

Our consolidated revenues, which totaled $1.0 billion and $2.8 billion for the three and nine months ended September 30, 2021, respectively, increased 27.9% and 31.6%, respectively, compared to the same prior-year periods. The revenue growth was attributable to increased demand and higher pricing for shipping and logistics services in an improving economic environment. Our revenues during the nine-month period ended September 30, 2020 were negatively impacted by the COVID-19 pandemic which disrupted businesses and the economy. The year-over-year changes in consolidated revenues for the three and nine months ended September 30, 2021 reflect an increase in our Asset-Based revenues of 21.2% and 22.9%, respectively, and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 38.8% and 48.4%, respectively. The increased elimination of revenue amounts reported in the “Other and eliminations” line of consolidated revenues for the three and nine months ended September 30, 2021, compared to the same periods of 2020, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 17.1% and 13.9% for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, with per-day increases in tonnage of 2.4% and 8.4% and shipments of 0.5% and 5.3% for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year periods. The increase in revenues of our Asset-Light operations for the three and nine months ended September 30, 2021 primarily reflects increases in revenue per shipment of 27.0% and 28.0%, respectively, and shipments per day of 9.7% and 22.4%, respectively, for the ArcBest segment, compared to the same periods of 2020. An increase in roadside and maintenance service event volumes and higher revenue per event for FleetNet also contributed to the year-over-year revenue improvement. On a combined basis, the Asset-Light operating segments generated approximately 35% of our total revenues before other revenues and intercompany eliminations for both the three and nine months ended September 30, 2021, and approximately 32% and 31% for the same periods of 2020, respectively.

Consolidated operating income totaled $87.6 million and $194.1 million for the three and nine months ended September 30, 2021, respectively, compared to $39.8 million and $68.0 million for the same periods of 2020. The

$47.8 million and $126.1 million increase in consolidated operating income for the three and nine months ended September 30, 2021, respectively, is primarily due to the improved results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). The year-over-year comparisons of consolidated operating income were also impacted by items described in the following paragraphs, including cost reduction actions taken in second quarter 2020 and the reversal of those actions in third quarter 2020, costs related to investments in innovative technology, transaction costs related to the MoLo acquisition, certain nonunion performance-based incentive plans, certain other nonunion fringe benefits, and, for the nine-month period, a gain on the sale of a subsidiary and gains on the sale of property and equipment.

We implemented numerous actions, primarily in the second quarter of 2020, in response to the COVID-19 pandemic in anticipation of lower business levels. In the third quarter of 2020, as economic recovery progressed and our financial results became more certain, we reversed these cost reduction actions which had lowered consolidated operating expenses by approximately $15 million in second quarter 2020. In recognition of the sacrifices our employees made during 2020 to serve our customers through the pandemic, in November 2020, we announced that we would be providing one-time discretionary payments in fourth quarter 2020 to nonunion personnel for the 15% wage reduction incurred by our nonunion exempt employees during the second quarter of 2020 and providing a bonus to nonunion hourly employees whose hours were reduced during the same time period. We recognized expense of approximately $7 million in third quarter 2020 based on the probability of these payments occurring in the fourth quarter of 2020.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted consolidated results by $6.9 million (pre-tax), or $5.2 million (after-tax) and $0.20 per diluted share, for third quarter 2021, compared to $6.0 million (pre-tax), or $4.6 million (after-tax) and $0.17 per diluted share, for third quarter 2020. For the nine months ended September 30, 2021, these costs impacted consolidated results by $21.2 million (pre-tax), or $16.1 million (after-tax) and $0.60 per diluted share, compared to $15.3 million (pre-tax), or $11.8 million (after-tax) and $0.45 per diluted share, for the same period of 2020. The freight handling pilot test program is discussed in the Asset-Based Operating Income section of Asset-Based Segment Results within Asset-Based Operations.

Consolidated operating results for the nine months ended September 30, 2021 also benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021 which resulted in a gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share. Transaction costs associated with the MoLo acquisition impacted consolidated results by $1.6 million (pre-tax), or $1.2 million (after tax) and $0.04 per diluted share, for the three and nine months ended September 30, 2021. Transaction costs associated with the MoLo acquisition are expected to approximate $5 million in the fourth quarter of 2021.

For the three and nine months ended September 30, 2021, compared to the same periods of 2020, expenses for certain nonunion performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers, increased $4.5 million and $26.9 million, respectively. Nonunion healthcare expenses increased $3.4 million and $8.3 million for the three and nine months ended September 30, 2021, respectively, due to an increase in the average cost of claims, compared to the same period of 2020 when healthcare utilization was lower due to the COVID-19 pandemic. For the nine months ended September 30, 2021, consolidated operating income also benefited from gains on the sale of property and equipment, which increased $5.1 million compared to the same period of 2020.

The loss reported in the “Other and eliminations” line, which totaled $7.5 million and $20.5 million for the three and nine months ended September 30, 2021, respectively, compared to $2.7 million and $10.4 million for the same periods of 2020, includes expenses related to investments to develop and design various ArcBest technology and innovations as well as expenses related to shared services for the delivery of comprehensive transportation and logistics services to ArcBest’s customers. The $4.8 million and $10.1 million increase in the loss reported in “Other and eliminations” for the three and nine months ended September 30, 2021, respectively, primarily reflects comparison to the same periods of 2020 when actions were taken during the pandemic to reduce costs. We expect the loss reported in “Other and eliminations” for fourth quarter and full-year 2021 to approximate $12 million and $33 million, respectively.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards,  and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased net income by $0.4 million, or $0.01 per diluted share, and $2.9 million, or $0.11 per diluted share, for the three and nine months ended September 30, 2021, respectively, compared to an increase in net income of $1.5 million, or $0.06 per diluted share, and $0.3 million, or $0.01 per diluted share, respectively, for the same prior-year periods. The vesting of restricted stock units, which primarily occurs in the second quarter of each year, resulted in a tax benefit of $0.5 million, or $0.02 per diluted share, and $7.4 million, or $0.28 per diluted share, for the three and nine months ended September 30, 2021, respectively, compared to tax benefit of $0.1 million, or $0.01 per diluted share, and tax expense of $0.5 million, or $0.02 per diluted share, for the same periods of 2020, respectively.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
Net income	$63,691	$29,404	$148,033	$47,186
Interest and other related financing costs	2,072	2,860	6,774	9,185
Income tax provision	22,459	9,774	42,922	15,111
Depreciation and amortization	30,359	30,032	90,995	88,131
Amortization of share-based compensation	2,889	2,885	8,567	7,956
Amortization of net actuarial gains of benefit plans and pension settlement expense(1)	(135)	(148)	(404)	(352)
Transaction costs(2)	1,607	—	1,607	—
Consolidated Adjusted EBITDA	$122,942	$74,807	$298,494	$167,217
(1)	The nine months ended September 30, 2020 includes pre-tax pension settlement expense of $0.1 million related to our supplemental benefit plan.
(2)	Transaction costs are associated with the previously announced acquisition of MoLo.

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

As of September 2021, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	44.9%	51.2%	47.3%	53.3%
Fuel, supplies, and expenses	9.8	8.9	10.2	10.2
Operating taxes and licenses	1.8	2.2	2.0	2.4
Insurance	1.5	1.5	1.5	1.6
Communications and utilities	0.7	0.8	0.7	0.9
Depreciation and amortization	3.4	4.3	3.7	4.6
Rents and purchased transportation	14.1	12.4	14.1	11.2
Shared services	10.4	10.8	10.4	10.1
Gain on sale of property and equipment	—	—	(0.5)	(0.2)
Innovative technology costs(1)	1.0	1.1	1.1	1.0
Other	0.1	0.3	0.1	0.3
	87.7%	93.5%	90.6%	95.4%

Asset-Based Operating Income	12.3%	6.5%	9.4%	4.6%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2021	2020	% Change	2021	2020	% Change
Workdays(1)	64.0	64.0		190.5	191.5
Billed revenue per hundredweight, including fuel surcharges	$41.79	$35.69	17.1%	$38.95	$34.21	13.9%
Pounds	1,621,964,199	1,584,516,960	2.4%	4,880,428,742	4,523,837,559	7.9%
Pounds per day	25,343,191	24,758,078	2.4%	25,619,049	23,623,173	8.4%
Shipments per day	19,526	19,421	0.5%	19,511	18,535	5.3%
Shipments per DSY hour	0.446	0.457	(2.4)%	0.450	0.453	(0.7)%
Pounds per shipment	1,298	1,275	1.8%	1,313	1,275	3.0%
Pounds per mile	18.39	19.23	(4.4)%	18.88	19.74	(4.4)%
Average length of haul (miles)	1,098	1,096	0.2%	1,099	1,074	2.3%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2021 totaled $681.2 million and $1.9 billion, respectively, compared to $561.9 million and $1.5 billion, respectively, for the same periods of 2020. The increases in revenues for the three and nine months ended September 30, 2021 reflect a solid pricing environment and improvement in business levels versus the same prior-year periods. Asset-Based revenues for the nine months ended September 30, 2020 were negatively impacted by reduced shipper demand in second quarter 2020 as a result of the COVID-19 pandemic. Billed revenue (as described in the Asset-Based Segment Overview) increased 19.9% and 23.5% on a per-day basis for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year periods. For the three and nine months ended September 30, 2021, the increase in billed revenue reflects a 17.1% and 13.9% increase in total billed revenue per hundredweight, including fuel surcharges, respectively, and a 2.4% and 8.4% increase in tonnage per day, respectively, compared to the same periods of 2020. The number of workdays was the same in third quarter 2021 and fewer by one day in the nine months ended September 30, 2021, versus the same periods of 2020.

The 17.1% and 13.9% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, was primarily due to a strong pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. A higher mix of LTL-rated shipments, as well as a longer average length of haul and higher fuel surcharge revenues associated with increased fuel prices, positively impacted the total billed revenue per hundredweight measure for the three and nine months ended September 30, 2021, compared to the same prior-year periods. On-going yield management initiatives, including a general rate increase, also contributed to the year-over-year improvement in billed revenue per hundredweight. Excluding the impact of fuel surcharges, the increase in billed revenue per hundredweight on LTL-rated freight was in the double digits for third quarter 2021 and in the high-single digits for the nine months ended September 30, 2021, respectively, compared to the same prior-year periods. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2021 increased approximately 8.6% and 6.7%, respectively, compared to the same periods of 2020. Pricing on contractual business reflected higher than historical average increases primarily due to tight market capacity and increased customer business levels. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.95% and 5.9% effective January 25, 2021 and February 24, 2020, respectively, although the rate changes vary by lane and shipment characteristics.

Tonnage per day increased 2.4% and 8.4% for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year periods, due to increases in weight per shipment on higher daily shipment levels. Total shipments increased 0.5% and 5.3% on a per-day basis for the three and nine months ended September 30, 2021, compared to the same periods of 2020, reflecting increases in LTL-rated shipments, partially offset by decreases in truckload-rated shipments. Year-over-year tonnage and shipment growth was the result of an emphasis on allocating network resources to serving core LTL customers, from which we experienced strong demand in the 2021 periods. Larger-sized LTL-rated shipments, including an increase in pieces per shipment, impacted the growth in total weight per shipment for the three and nine months ended September 30, 2021. The reduction in truckload-rated tonnage reflects the intentional moderation of spot-quoted shipments, including lower U-Pack household goods shipments, in order to better serve core LTL customers in the three- and nine-month periods ended September 30, 2021, compared to the same periods of 2020. However, U-Pack business continued to contribute to our year-over-year revenue increases as pricing on these shipments improved versus the prior-year periods.

The Asset-Based segment’s average nominal fuel surcharge rate for the three and nine months ended September 30, 2021 increased approximately 530 and 320 basis points, respectively, compared to the same periods of 2020. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $83.6 million and $177.6 million for the three and nine months ended September 30, 2021, respectively, compared to $36.6 million and $70.9 million for the same periods of 2020. The Asset-Based segment’s operating ratio improved by 5.8 and 4.8 percentage points for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year periods, reflecting the increased revenues, partially offset by higher operating costs due to increased business levels. Operating income for the nine months ended September 30, 2021 was positively impacted by the sale of an unutilized property which contributed to the $8.6 million of total gains on the sale of property and equipment, compared to $3.2 million in the same prior-year period.

Innovative technology costs related to the freight handling pilot test program at ABF Freight impacted operating results of the Asset-Based segment by $6.9 million and $21.3 million for the three and nine months ended September 30, 2021, respectively, compared to $6.2 million and $15.5 million, respectively, for the same periods of 2020. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $7 million in fourth quarter 2021, which is consistent with the costs recognized in fourth quarter 2020.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 44.9% and 47.3% of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2021, respectively, compared to 51.2% and 53.3%, respectively, for the same periods of 2020. The decreases in salaries, wages, and benefits as a percentage of revenue for the three and nine months ended September 30, 2021, compared to the same prior-year periods, were partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $18.5 million and $73.7 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to the increase in business levels. The increases in labor costs also reflect higher expense accruals for certain performance-based incentive plans, year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, and higher workers’ compensation expense reflecting an increase in the severity of claims experience. The contractual wage rate under the 2018 ABF NMFA increased 1.7% and 1.6% effective July 1, 2021 and 2020, respectively, and the average health, welfare, and pension benefit contribution rate increased approximately 2.3% and 2.2% effective primarily on August 1, 2021 and 2020, respectively.

The Asset-Based segment manages costs with shipment levels; however, increased shipment levels, freight profile changes, challenges with hiring an adequate number of personnel, and equipment capacity constraints pressured the efficiency of dock, street, and yard tasks during the three and nine months ended September 30, 2021. Shipments per DSY hour declined 2.4% and 0.7% for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to inefficiencies driven by personnel and equipment capacity constraints related to the business growth and the effect of handling a higher number of larger LTL-rated shipments, including an increase in pieces per shipment. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels. The decrease in pounds per mile of 4.4% for each of the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods of 2020, was due to the higher number of miles (including purchased transportation miles) incurred to service the business growth and the increase in average length of haul resulting from intended changes in business mix, which was compensated by an increase in billed revenue per shipment.

Fuel, supplies, and expenses as a percentage of revenue increased 0.9 percentage points during the third quarter of 2021, and were consistent for the nine months ended September 30, 2021, compared to the same periods of 2020. Fuel, supplies, and expenses increased $16.8 million and $35.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year period,  primarily due to higher fuel costs as the Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 76% and 51% during the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020. More miles driven as a result of the increase in business levels also contributed to the year-over-year increases in fuel, supplies, and expenses. For the nine months ended September 30, 2021, fuel, supplies, and expenses was also impacted by higher expenses associated with increased business levels.

Depreciation and amortization as a percentage of revenue decreased 0.9 percentage points for each of the three- and nine-month periods ended September 30, 2021, compared to the same periods of 2020; however, depreciation and amortization expense was relatively consistent across the periods. The decrease in depreciation and amortization as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 1.7 and 2.9 percentage points for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, primarily due to higher utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers as freight demand increased across the Asset-Based system during 2021. The year-over-year increases in purchased transportation costs were also impacted by higher fuel surcharges related to these services due to higher fuel costs. For the three- and nine-month periods ended September 30, 2021, rail miles increased approximately 10% and 28%, respectively, compared to the same prior-year periods.

Asset-Based Segment — October 2021

The year-over-year improvements in our Asset-Based business levels during the first nine months of 2021 continued during October 2021 as the segment benefited from a strong pricing environment and increased customer business levels. Although statistics for October 2021 have not been finalized, preliminary Asset-Based billed revenues increased approximately 20% on a per-day basis in October 2021, compared to October 2020, reflecting an increase in total billed revenue per hundredweight, including fuel surcharges, of approximately 18% and an increase in average daily total tonnage of approximately 1%. Total shipments per day increased approximately 1% in October 2021, compared to October 2020. Total weight per shipment remained flat in October 2021 versus the same prior-year period.

In recent years, excluding 2020, the historical average sequential change in our Asset-Based segment’s operating ratio in the fourth quarter, versus the third quarter, has been an increase of approximately 200 basis points. Current economic conditions and the Asset-Based segment’s pricing approach (which is described in the Asset-Based Segment Overview within the Results of Operations section of Item 7 (MD&A) of Part II of our 2020 Annual Report on Form 10-K) will continue to impact our Asset-Based segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods. The marketplace pricing environment has been positive and rational during our efforts to secure needed price increases; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. The combined revenues of our Asset-Light operating segments generated approximately 35% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2021, respectively, compared to approximately 32% and 31% for the three and nine months ended September 30, 2020, respectively.

As previously discussed in the General section of MD&A, our acquisition of MoLo closed on November 1, 2021. This acquisition accelerates the growth of our company by increasing the scale of truckload brokerage services offered within our ArcBest segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo’s significant capabilities and talent to our truckload brokerage service offering allows us to better meet the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business represents less than 20% of segment revenues for the three and nine months ended September 30, 2021. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three and nine months ended September 30, 2021, the combined revenues of our Asset-Light operations totaled $371.7 million and $1.0 billion, respectively, compared to $267.8 million and $683.0 million, respectively, for the same periods of 2020. The increases in revenues for the three and nine months ended September 30, 2021, compared to the same periods of 2020, reflect higher demand in a solid business environment. Although business levels improved in the third quarter of 2020, our Asset-Light operations for the nine months ended September 30, 2020 reflect the significant reduction in demand we experienced, primarily in second quarter 2020, as a result of the COVID-19 pandemic. Our Asset-Light combined operating income for the three and nine months ended September 30, 2021 improved to $11.5 million and $37.0 million, respectively, compared to $5.8 million and $7.5 million, respectively, for the same prior-year periods, primarily reflecting improved demand and higher market prices resulting from tighter truckload market capacity. The year-over-year operating income improvement for the nine months ended September 30, 2021 also benefited from a $6.9 million gain on the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	84.2%	83.4%	83.8%	83.1%
Supplies and expenses	0.9	1.3	0.9	1.3
Depreciation and amortization	0.8	1.1	0.9	1.4
Shared services	10.2	11.1	10.4	12.1
Gain on sale of subsidiaries(1)	—	—	(0.8)	—
Other	0.6	0.9	0.7	1.2
	96.7%	97.8%	95.9%	99.1%

ArcBest Segment Operating Income	3.3%	2.2%	4.1%	0.9%
(1)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021.

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Revenue per shipment	27.0%	28.0%

Shipments per day	9.7%	22.4%

ArcBest segment revenues totaled $305.2 million and $828.3 million for the three and nine months ended September 30, 2021, respectively, compared to $217.3 million and $533.5 million, respectively, for the same periods of 2020. The 40.5% and 55.2% respective increases in revenues primarily reflect improved market demand compared to the same prior-year periods. As previously discussed, ArcBest segment revenues for the nine months ended September 30, 2021 were negatively impacted by a reduction in demand as a result of the COVID-19 pandemic, most significantly in second quarter 2020, while business levels were recovering in the third quarter of 2020. The revenue increases for the three and nine months ended September 30, 2021, compared to the same periods of 2020, primarily reflect increases in revenue per shipment of 27.0% and 28.0%, respectively, associated with higher market prices resulting from tighter truckload capacity, and increases in shipments per day (excluding managed transportation shipments) of 9.7% and 22.4%, respectively, due to strong customer demand. Customers’ growing need for comprehensive, managed logistics solutions and growth initiatives for our truckload brokerage services also contributed to the year-over-year increases in revenues. The revenue increases for the three and nine months ended September 30, 2021, compared to the same periods of 2020, were partially offset by lower moving services revenue due to the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021.

Operating income totaled $10.2 million and $33.6 million for the three and nine months ended September 30, 2021, respectively, compared to operating income of $4.8 million and of $4.7 million for the same periods of 2020, respectively, with the improvement primarily reflecting the increases in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand and pricing for ground expedite services for the three and nine months ended September 30, 2021 and contributed to the segment’s operating income improvement, compared to the prior-year periods. Operating results for the nine months ended September 30, 2021 also benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business, as previously mentioned, which contributed 0.8 percentage points to the segment’s operating ratio for the nine months ended September 30, 2021.

The segment’s purchased transportation costs as a percentage of revenue increased by 0.8 and 0.7 percentage points for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in margin compression during the three and nine months ended September 30, 2021, compared to the same periods of 2020. Significant changes in market capacity, such as those experienced during 2020 and 2021, impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment.

The operating income improvement for the three and nine months ended September 30, 2021 was partially offset by higher operating expenses due to increased business levels and growth initiatives, including investments in technology and increased wages and costs to manage higher shipment volumes. These higher expenses contributed to the $6.8 million and $21.4 million increase in shared service costs for the three and nine months ended September 30, 2021, respectively, compared to the same prior-year periods. Shared service costs as a percentage of revenue decreased 0.9 and 1.7 percentage points for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

ArcBest Segment –October 2021

The year-over-year improvements in our ArcBest segment business levels during the first nine months of 2021 continued during October 2021. Although statistics for October 2021 have not been finalized, preliminary revenues of our ArcBest segment on a per-day basis in October 2021 were approximately 46% above the prior-year period, reflecting increases in revenue per shipment and shipments per day, as the segment benefited from continued customer demand in a strong business environment and higher market prices resulting from tighter truckload market capacity. Purchased transportation expense represented approximately 83% of revenues in October 2021, compared to approximately 84% of revenues in October 2020. Current economic conditions will continue to impact business levels and purchased transportation costs of our ArcBest segment and, as such, there can be no assurance that the effect of the economic environment, including the impact of the COVID-19 pandemic, will not have an adverse effect on the operating results of our ArcBest segment in future periods.

FleetNet Segment

FleetNet’s revenues totaled $66.5 million and $185.2 million for the three and nine months ended September 30, 2021, respectively, compared to $50.5 million and $149.4 million, respectively, for the same periods of 2020. The 31.6% and 24.0% increases in revenues for the three and nine months ended September 30, 2021, respectively, compared to the same periods of 2020, were driven by higher event volumes and increases in revenue per event for roadside and preventative maintenance services. FleetNet’s results reflect higher demand for its services compared to the same periods of 2020, which were impacted by a reduction in miles driven by customers as a result of the COVID-19 pandemic, primarily in the second quarter of 2020. The increase in roadside service event volumes was also impacted by a higher number of events from customers who experienced an increase in e-commerce business.

FleetNet’s operating income totaled $1.3 million and $3.4 million for the three and nine months ended September 30, 2021, respectively, compared to $1.0 million and $2.8 million, respectively, for the same periods of 2020, primarily reflecting the increases in revenues. FleetNet’s operating income margins for the three and nine months ended September 30, 2021 benefited from increases in revenue per event which outpaced the increased costs to service higher event volumes.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

	(in thousands)
ArcBest Segment
Operating Income(1)	$10,182	$4,831	$33,574	$4,725
Depreciation and amortization(2)	2,352	2,413	7,104	7,332
Adjusted EBITDA	$12,534	$7,244	$40,678	$12,057

FleetNet Segment
Operating Income(1)	$1,269	$987	$3,430	$2,809
Depreciation and amortization	413	411	1,241	1,204
Adjusted EBITDA	$1,682	$1,398	$4,671	$4,013

Total Asset-Light
Operating Income(1)	$11,451	$5,818	$37,004	$7,534
Depreciation and amortization	2,765	2,824	8,345	8,536
Adjusted EBITDA	$14,216	$8,642	$45,349	$16,070
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	For the ArcBest segment, includes amortization of acquired intangibles of $0.9 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $2.8 million, respectively, for the same periods of 2020.

Current Economic Conditions

The COVID-19 pandemic negatively impacted the economy and challenged business operations and supply chains during 2020, which resulted in declines in our business levels and operating results primarily in the second quarter of 2020. Economic conditions continued to improve during the first nine months of 2021. During the first quarter of 2021, certain COVID-19 vaccines were approved by the U.S. Food and Drug Administration for emergency use and began to be rolled out to qualified individuals. Vaccinations and other health and safety measures implemented in response to the pandemic slowed the spread of COVID-19 in many geographical areas and lessened the severity of COVID-related restrictions throughout portions of the United States. However, cases began to rise in the United States in early July 2021, especially in certain geographic regions, due to the Delta variant, a highly contagious coronavirus strain which spread to the United States in March 2021. The Delta variant continues to be the dominant variant of the virus; however, cases began to decline significantly in late-September 2021 and into October 2021. The surge in the Delta variant increased the uncertainty of the future impact of the COVID-19 pandemic on the economy and business operations. Additionally, President Biden announced on September 9, 2021 his “Path Out of the Pandemic” plan, which includes mandated COVID-19 vaccine and testing rules for large employers (100 or more employees) to be issued through an emergency temporary standard (“ETS”) by the Occupational Safety and Health Administration (“OSHA”). The ETS guidance was issued on November 4, 2021 by OSHA and the deadline for compliance is January 4, 2022. We are currently designing our policies and procedures to comply with the ETS and assessing the impact the ETS may have on our operations and costs.

The U.S. real gross domestic product (the “real GDP”) has been growing since the second quarter of 2020, when the National Bureau of Economic Research declared that a recession began in the United States in February 2020, and other economic measures have also improved, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”) and the Industrial Production Index issued by the Federal Reserve. According to the advance estimate released by the Bureau of Economic Analysis on October 28, 2021, real GDP increased at an annual rate of 2.0% for third quarter 2021, which was negatively impacted by the surge in COVID-19 cases in third quarter 2021. The Industrial Production Index, while still below pre-pandemic levels, increased at an annual rate of 4.3% for third quarter 2021. PMI, which is a leading indicator for demand in the freight transportation and logistics industry, was 60.8% for October 2021, compared to 58.8% for October 2020 and 41.5% in April 2020, which was the lowest monthly PMI during the pandemic. The improvement in PMI reflects continued economic expansion in the manufacturing sector and growth in the overall economy. However, the manufacturing economy is being impacted by long raw materials lead times, continued shortages of critical materials, rising commodities prices, and difficulties in transporting products. Pandemic-related issues including worker shortages and supply chain issues continue to limit manufacturing growth potential. Manufacturing and trade inventory levels remain well below the range we consider optimal for businesses which is considered a positive for freight demand; although there can be no assurance that the economic environment, including the impact of the COVID-19 pandemic, will be favorable for our freight services in future periods.

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

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-

site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we transitioned a significant portion of our office personnel to remote work arrangements during 2020, and many of these employees are still working remotely, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility (“Credit Facility”) under our Third Amended and Restated Credit Agreement (“Credit Agreement”) or our accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents(1)	$408,207	$303,954
Short-term investments(2)	60,289	65,408
Total(3)	$468,496	$369,362

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and, at December 31, 2020, U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At September 30, 2021 and December 31, 2020, cash, cash equivalents, and short-term investments totaling $170.6 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments increased $99.1 million from December 31, 2020 to September 30, 2021. During the nine-month period ended September 30, 2021, cash on hand and cash provided by operations was used to repay $76.5 million of long-term debt (including $20.0 million repaid on the Credit Facility); fund $32.0 million of capital expenditures, net of proceeds from asset sales (and an additional $36.7 million of certain Asset-Based revenue equipment was financed with notes payable); fund $14.3 million of internally developed software; purchase $8.1 million of treasury stock; and pay dividends of $6.1 million on common stock.

The year-over-year comparisons of our consolidated cash flows are impacted by lower business levels during the nine-month period ended September 30, 2020 due to the  negative impact of the COVID-19 pandemic, primarily in the second quarter of 2020. Cash provided by operating activities during the nine months ended September 30, 2021 was $238.3 million compared to $151.3 million in the same prior-year period. Net income increased $100.8 million for the nine months ended September 30, 2021, compared to the same period of 2020. The increase in net income includes a $6.9 million gain on the sale of the labor services subsidiary of the ArcBest segment’s moving business during second quarter 2021 and a $5.1 million increase in gains on the sale of property and equipment for the nine months ended September 30, 2021, compared to the same period of 2020, primarily related to the sale of an unutilized property in the Asset-Based segment. Changes in operating assets and liabilities contributed $8.5 million to the increase in cash provided by operating activities during the nine months ended September 30, 2021, compared to the same period of 2020. For the nine months ended September 30, 2021, increases in accounts payable and accrued expenses, primarily due to the impact of higher business levels, and increases in balances accrued for certain performance-based incentive plans (including our long-term incentive plans which are impacted by shareholder returns relative to peers), exceeded the increases in these accounts for the same prior-year period and resulted in higher cash flows from operations. The increase in income taxes payable for the nine months ended September 30, 2021, related to higher income, also contributed to the increase in cash flows from operations. These cash flows were partially offset by the business-driven increase in accounts receivable for the nine months ended September 30, 2021, which was higher than the increase in accounts receivable for the same period of 2020. Cash provided by operating activities also reflected federal, state, and foreign income tax payments, net of refunds of federal and state income taxes, of $42.9 million for the nine months ended September 30, 2021, compared to $8.8 million for the same prior-year period.

Financing Arrangements

In June 2021, we repaid $20.0 million of borrowings under our Credit Facility. We had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility, as of September 30, 2021. On November 3, 2021, we drew down $30.0 million under the Credit Facility, resulting in $170.0 million of remaining available borrowing capacity under the initial maximum credit amount of the Credit Facility.

We amended and restated our accounts receivable securitization program in June 2021. The amendment extended the maturity date of this program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million, and increased the amount of additional borrowings we may request under the accordion feature of the program from $25.0 million to $100.0 million, subject to certain conditions. As of September 30, 2021, our available borrowing capacity under the accounts receivable securitization program was $39.9 million, as reduced for standby letters of credit issued under the program.

Our financing arrangements, and our borrowings under these agreements, are further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2021. These purchase obligations totaled $101.4 million as of September 30, 2021, with $95.4 million estimated to be paid within the next year, $5.9 million estimated to be paid in the following two-year period, and $0.1 million to be paid within five years, provided that vendors complete their commitments to us. As of September 30, 2021, the amount of our purchase obligations has increased $56.7 million from December 31, 2020, primarily related to revenue equipment, real estate projects, and technology advancements which are included in our 2021 capital expenditure plan.

As of September 30, 2021, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $122.1 million, including imputed interest. The scheduled maturities of our operating lease liabilities as of September 30, 2021 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our contractual obligations related to our notes payable, which provide financing for revenue equipment and software purchases, totaled $202.8 million, including interest, as of September 30, 2021, for a decrease of $22.6 million from December 31, 2020. The scheduled maturities of our long-term debt obligations as of September 30, 2021 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2020 Annual Report on Form 10-K during the nine months ended September 30, 2021.

Our total capital expenditures for 2021, including amounts financed, are estimated to be approximately $100 million to $110 million, net of asset sales. This capital expenditure estimate is lower than our previous estimate due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by part shortages and manufacturing disruptions that have continued into November 2021. As a result, we now expect that $40.0 million to $50.0 million of our previously planned capital expenditures for 2021 will carry over into 2022. Our estimated net capital expenditures for 2021 include revenue equipment purchases of $75.0 million, primarily for our Asset-Based operations. The remainder of 2021 expected capital expenditures include real estate projects, dock equipment upgrades and enhancements for our Asset-Based operations, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2021 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $117.0 million in 2021. The amortization of intangible assets is estimated to be approximately $4.0 million in 2021. As a part of our long-term commitment to facilitate future growth and improve our ability to serve our customers, we expect to increase our investments in revenue equipment and real estate additions and upgrades above historical levels. Our preliminary expectation of 2022 capital expenditures is a range of $225.0 million to $250.0 million.

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

Other Liquidity Information

General economic conditions, including the effects of the COVID-19 pandemic in future periods, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options, and we believe these agreements provide borrowing capacity options necessary for growth of our businesses. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $39.9 million, respectively, at September 30, 2021. As previously discussed, a $30.0 million draw down under our Credit Facility on November 3, 2021 reduced the available borrowing capacity under this financing arrangement to $170.0 million. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; pay the consideration due under our agreement and plan of merger to acquire MoLo; and fund our accelerated share repurchase program, as discussed in the following paragraphs. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

As previously discussed in the General section of MD&A, our acquisition of MoLo closed on November 1, 2021. We funded the $235.0 million initial purchase price with available cash reserves. The merger agreement is subject to certain post-closing adjustments which were estimated at closing and provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of MoLo Adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the MoLo Adjusted EBITDA target, consisting of a target earnout of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.

We continue to enhance shareholder value with our quarterly dividend payments and share repurchase programs. On November 1, 2021, our Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 12, 2021. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

In addition to the accelerated share repurchase (“ASR”) as described below, we have a program (“the existing share repurchase program”) in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the nine months ended September 30, 2021, we purchased 126,289 shares of our common stock for an aggregate cost of $8.1 million, leaving $41.9 million available for repurchase under the existing share repurchase program. As previously announced, we entered into a fixed dollar ASR program with a third-party financial institution on November 2, 2021 to effect an accelerated repurchase of $100.0 million of our common stock. All share repurchase activities under our existing share repurchase program are suspended while the ASR is in effect. The ASR is further discussed in Note L to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Instruments

We have an interest rate swap agreement in place which is discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $104.1 million from December 31, 2020 to September 30, 2021, reflecting higher business levels in September 2021 compared to December 2020.

Accounts Payable

Accounts payable increased $57.0 million from December 31, 2020 to September 30, 2021, primarily due to increased business levels in September 2021 compared to December 2020.

Accrued Expenses

Accrued expenses increased $44.8 million from December 31, 2020 to September 30, 2021, primarily due to the timing effect on wage accruals at September 30, 2021, compared to December 31, 2020, and an increase in certain performance-based incentive plan accruals.

Long-term Debt

The $39.8 million decrease in long-term debt, including current portion, from December 31, 2020 to September 30, 2021 is primarily due to the $20.0 million repayment of borrowings under our Credit Facility during second quarter 2021 and payments on notes payable during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

At September 30, 2021, our off-balance sheet arrangements for purchase obligations totaled $101.4 million, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 26.1% and 22.5% for the three and nine months ended September 30, 2021, respectively, compared to 24.9% and 24.3%, respectively, for the same periods of 2020. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2021 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2021		2020		2021		2020

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$18,092	21.0%	$8,227	21.0%	$40,101	21.0%	$13,082	21.0%
Federal income tax effects of:
Alternative fuel credit	—	—%	(257)	(0.7)%	—	—%	(955)	(1.5)%
Nondeductible expenses and other	923	1.1%	550	1.5%	2,416	1.3%	930	1.5%
Increase in valuation allowances	158	0.2%	88	0.2%	285	0.1%	323	0.5%
Decrease in uncertain tax positions(1)	—	—%	—	—%	—	—%	(933)	(1.5)%
Tax expense (benefit) from vested RSUs	(480)	(0.6)%	(138)	(0.4)%	(7,411)	(3.9)%	541	0.9%
Federal research and development tax credits	(125)	(0.1)%	(62)	(0.2)%	(378)	(0.2)%	(505)	(0.8)%
Life insurance proceeds and changes in cash surrender value	(83)	(0.1)%	(316)	(0.8)%	(611)	(0.3)%	(54)	(0.1)%
Federal income tax provision	$18,485	21.5%	$8,092	20.6%	$34,402	18.0%	$12,429	20.0%
State income tax provision	3,974	4.6%	1,682	4.3%	8,520	4.5%	2,682	4.3%
Total provision for income taxes	$22,459	26.1%	$9,774	24.9%	$42,922	22.5%	$15,111	24.3%

(1)	The statute of limitations expired in the first quarter of 2020 for the federal tax refund for which the reserve for uncertain tax positions was established in 2018.

At September 30, 2021, we had $57.7 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2021 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.6 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as revenue recognition, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended September 30, 2021, income determined under income tax law exceeded financial reporting income. For the nine months ended September 30, 2020, financial reporting income exceeded income determined under income tax law.

During the nine months ended September 30, 2021, we made federal, state, and foreign tax payments of $43.0 million, and received refunds of less than $0.1 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2020 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the nine months ended September 30, 2021. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: market fluctuations and interruptions affecting the price of our stock or the price or timing of our share repurchase programs; widespread outbreak of an illness or disease, including the COVID-19 pandemic and its effects, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us; a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight; the loss or reduction of business from large customers; the ability to manage our cost structure, and the timing and performance of growth initiatives; the cost, integration, and performance of any recent or future acquisitions, including the MoLo acquisition, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; the timing or amount of the earnout payments for the MoLo acquisition, if any; maintaining our corporate reputation and intellectual property rights; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and develop employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations and adverse weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (the “SEC”).

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

In second quarter 2021, we repaid $20.0 million of borrowings under our Credit Facility. We had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility, as of September 30, 2021. On November 3, 2021, we drew down $30.0 million under the Credit Facility, resulting in $170.0 million of remaining available borrowing capacity under the initial maximum credit amount of the Credit Facility. Borrowings under the Credit Facility are subject to variable interest rates as defined within our Credit Agreement.

In second quarter 2021, we amended and restated our accounts receivable securitization program to decrease the initial maximum credit amount of the program from $125.0 million to $50.0 million and to increase the additional borrowing we may request under an accordion feature of the program from $25.0 million to $100.0 million, subject to certain conditions. The maturity date of the accounts receivable securitization program was extended to July 1, 2024. As of September 30, 2021, we did not have any current principal borrowings under the accounts receivable securitization program and our available borrowing capacity, as reduced for standby letters of credit issued under the program, was $39.9 million.

Since December 31, 2020, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2020 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2020 Annual Report on Form 10-K. ArcBest is supplementing the risk factors set forth under “Item 1A. Risk Factors” in the Company’s 2020 Annual Report on Form 10-K with the new risk factor set forth below. This risk factor should be read in conjunction with the risk factors in the Company’s 2020 Annual Report on Form 10-K.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions within the expected time period or at all. The cost, integration, and performance of any such acquisition may adversely affect our business, results of operations, financial condition, and cash flows.

As part of our strategy to expand our revenue opportunities and achieve a more balanced business mix, we acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021. The acquired truckload brokerage operations of MoLo are expected to be included in our ArcBest operating segment and result in growth of our Asset-Light operations. We may be unable to generate sufficient revenue or earnings from the operations of MoLo, or any future acquired business, to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. The risks involved in successful integration could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. Any difficulties encountered in combining operations, including underestimation of the resources required to support an acquisition, could prevent us from realizing the full benefits anticipated from the acquisition, and within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

The possible risks involved in recent or future acquisitions include, among others:

●	Potential loss of customers, key employees, and third-party service providers;
●	Difficulties synchronizing operations of the companies, including the integration of workforces while continuing to provide consistent, high-quality service to customers;
●	Unanticipated issues in the assimilation and consolidation of information technology, communications, and other systems, including additional systems training and other labor inefficiencies;
●	Assumption of pre-existing contractual relationships into which we would not have otherwise entered;
●	Delays in consolidation of corporate and administrative infrastructures;
●	Diversion of management’s attention from our current operations to the acquired operations and any difficulties encountered in combining operations;
●	Difficulties and costs of on-boarding employees to our policies, procedures, business culture, and benefits and compensation programs, which may be inconsistent with those of the acquired company;
●	The inability to apply and maintain our internal controls and compliance with regulatory requirements under the Sarbanes-Oxley Act of 2002;
●	Difficulties related to additional or unanticipated regulatory and compliance issues;
●	Adverse tax consequences associated with the acquisition; and
●	Other unanticipated issues, expenses, and liabilities, including previously unknown liabilities associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification provisions.

We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The complex and time-consuming processes of evaluating acquisitions and performing due diligence procedures include risks that may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Future acquisitions, if any, may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities, which may negatively impact our capitalization and financial position. Further, we may not be able to acquire any additional companies at all or on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing strategic transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In January 2021, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases. As of September 30, 2021 and December 31, 2020, the Company had $41.9 million and $6.6 million, respectively, remaining under the program for repurchases of its common stock. The Company did not make share repurchases during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

2.1

Agreement and Plan of Merger, dated September 29, 2021, by and among the Company, Simba Sub, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives. (Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2021, File No. 000-19969, and incorporated herein by reference).

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

10.1*	Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of October 1, 2021, among ArcBest Corporation, the Lenders, and U.S. Bank National Association, as Adminstrative Agent.

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

ARCBEST CORPORATION
(Registrant)

Date: November 5, 2021	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 5, 2021	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer