Form 10-K
period 2021-12-31
ARCBEST CORP /DE/
filed 2022-02-25
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2021.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2021, was $1,458,553,375.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 25, 2022, was 24,597,758.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 27, 2022, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	the effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us;
●	a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents;
●	interruption or failure of third-party software or information technology systems or licenses;
●	untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight;
●	the loss or reduction of business from large customers;
●	the ability to manage our cost structure, and the timing and performance of growth initiatives;
●	the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, Inc., and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all;
●	market fluctuations and interruptions affecting the price of our stock or the price or timing of our share repurchase programs;
●	maintaining our corporate reputation and intellectual property rights;
●	nationwide or global disruption in the supply chain increasing volatility in freight volumes;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and develop employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	governmental regulations;
●	environmental laws and regulations, including emissions-control regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	self-insurance claims and insurance premium costs;
●	potential impairment of goodwill and intangible assets;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	increasing costs due to inflation;
●	seasonal fluctuations and adverse weather conditions; and
●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest,” “we,” “us,” and “our”) is a multibillion-dollar logistics company that leverages technology and a full suite of shipping and logistics solutions to meet our customers’ needs and help keep the global supply chain moving. Through organic growth, smart strategic acquisitions, visionary leadership, and a mindset focused on the future, ArcBest® has evolved from a local Arkansas freight hauler formed in 1923 to the $4 billion logistics powerhouse we are today. With over 14,000 employees across more than 250 campuses and service centers, we serve as a trusted advisor to some of the world’s biggest and most recognizable brands — creating smart logistics solutions that make it easier to do business. We see the world through our customers’ eyes, and through the power of our integrated solutions, help them respond to even the most rigorous market demands. The insights needed to do this are driven by our innovative spirit and championed by experts across our business who understand the importance of being agile. By thoughtfully analyzing real-time industry data and listening to our customers, we implement transformative logistics solutions that save money, drive growth, and get the job done.

United as ArcBest, we offer ground, air, and ocean transportation through a variety of capacity providers, including our less-than-truckload (“LTL”) carrier ABF Freight®, our newly acquired truckload brokerage company ~~—~~  MoLo Solutions, LLC (“MoLo”), and our Panther Premium Logistics® fleet. We also offer fleet maintenance and repair services through FleetNet America® and household goods moving through U-Pack®. Our innovative tech company, ArcBest Technologies, provides custom-built solutions, leading-edge technologies, and advanced analytics that help support our customers and optimize supply chains. Our mission is to connect and positively impact the world through solving logistics challenges.

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

On November 1, 2021, we acquired MoLo®. As a result of the acquisition, MoLo became a wholly owned subsidiary of the Company. The acquired operations are reported within the ArcBest segment of our Asset-Light operations. MoLo is a Chicago-based company that is one of the fastest-growing truckload brokers in North America. The acquisition provides additional truckload capacity in our Asset-Light operations — more than doubling the available truckload carriers in our network — and is expected to improve our ability to serve larger customers, better meeting their critical needs through comprehensive supply chain solutions.

Vision and Values

“We’ll Find a Way” is our vision. It is a testament of what our customers say about us – that we’re the kind of company that partners with them to solve problems and make things happen. It speaks to the can-do attitude and will of our people to do the hard things well.

We carry out our vision by exemplifying our corporate values:

●	Creativity – We create solutions.
●	Integrity – We do the right thing.
●	Collaboration – We work together.
●	Growth – We grow our people and our business.
●	Excellence – We exceed expectations.
●	Wellness – We embrace total health.

Strategy

Our customer-led strategy is to produce long-term value with our creative problem solvers by growing informed, trusted, and innovative relationships with shippers and capacity providers and delivering a best-in-class experience efficiently through their desired channels.

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We expand our revenue opportunities through deepening our existing customer and carrier relationships and securing new ones. We build relationships that last for decades, and our customers assign a high degree of value for the capacity options, high level of service, and professionalism we provide. We increase these capacity options and enable high service levels by growing mutually beneficial relationships with our carrier partners and enhancing our capabilities through strategic acquisitions such as the MoLo transaction. When customers talk about us, they say that we solve their logistics and transportation challenges, we are a trusted provider and partner that understands them, and we make their jobs easier.
●	Balancing our revenue and profit mix. We differentiate ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing the mix of our revenue between our Asset-Based segment and our Asset-Light operations. This more balanced mix of revenue better reflects our customers’ spend for these services, and it drives long-term financial sustainability for us by making our business less capital-intensive relative to its size and by reducing volatility in our business performance through varying cycles, events, and/or environments. The MoLo acquisition demonstrates our commitment to grow our Asset-Light operations as we work toward aligning our overall revenue mix with our customers’ transportation spend.
●	Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. We seek to improve the customer experience while simultaneously driving improved cost efficiency in our business.

Business Description

ArcBest is an integrated logistics company that delivers innovative solutions for a variety of supply chain challenges, leveraging our technology and full suite of shipping and logistics solutions to meet our customers’ critical supply chain needs. Our offerings include LTL freight transportation through the ABF Freight network; truckload freight transportation, including brokerage services offered through our newly acquired operations of MoLo; specialized transportation, logistics, and supply chain management services, including ground expedite solutions through the Panther Premium Logistics brand and household goods moving services under the U-Pack brand; and commercial vehicle maintenance and repair from FleetNet. From Fortune 100 companies to small businesses, our customers trust ArcBest for their transportation and logistics needs.

With a relentless focus on customer needs and unique access to assured transportation capacity, we create solutions for even the most complex and demanding supply chains. We strive to help customers solve their logistics challenges by efficiently providing a best-in-class experience with easy access to our integrated solutions.

For the year ended December 31, 2021, no single customer accounted for more than 2% of our consolidated revenues, and the 10 largest customers, on a combined basis, accounted for approximately 9% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 62% of our total revenues before other revenues and intercompany eliminations in 2021. For the year ended December 31, 2021, no single customer accounted for more than 1% of revenues in the Asset-Based segment, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 4% of its revenues. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2021, 2020, and 2019.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business formed in 1935 which was the successor to a local transfer and storage carrier that was established in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight offers interstate and intrastate service to approximately 51,000 communities through 239 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

Our Asset-Based segment offers transportation of general commodities through standard, time-critical, and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. Shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by our Asset-Based operations include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

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

ArcBest Technologies, Inc., our wholly owned subsidiary which is focused on the advancement of supply chain execution technologies, began a pilot test program (the “pilot”) in early 2019 to improve freight handling at ABF Freight. The pilot utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot is in the early stages in a limited number of locations. ABF Freight has leased a facility in Indiana, a new distribution center in Missouri, and signed a lease for a new pilot location in Utah set to open in 2022. The pilot provides ABF Freight an opportunity to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While we believe the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Labor costs, which amounted to 46.6% of Asset-Based revenues for 2021, are the largest component of the segment’s operating expenses. As of December 2021, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018 by a majority of ABF Freight’s IBT member employees who voted. Following ratification of the supplements to the collective bargaining agreement, the 2018 ABF NMFA was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. The major economic provisions of the 2018 ABF NMFA include restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The profit-sharing bonus under the 2018 ABF NMFA was earned for the years ended December 31, 2021, 2020, and 2019 upon the Asset-Based segment achieving an annual GAAP operating ratio of 89.9% for 2021, 95.3% for 2020, and 95.2% for 2019. As a result of the operating ratio achieved in 2021, ABF Freight paid the profit-sharing bonus to qualified union-represented employees at the 3% maximum amount provided in the 2018 ABF NMFA.

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

For the year ended December 31, 2021, the combined revenues of our Asset-Light operations accounted for approximately 38% of our total revenues before other revenues and intercompany eliminations. For the year ended December 31, 2021, no single customer accounted for more than 7% of the ArcBest segment’s revenues, and the segment’s 10 largest customers, on a combined basis, accounted for approximately 32% of its revenues. Following our acquisition of MoLo, our Asset-Light operations accounted for approximately 44% of our total revenues before other revenues and intercompany eliminations in the fourth quarter of 2021, indicating strong momentum in our efforts to align our revenue mix with that of our customers’ logistics spend. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2021, 2020, and 2019.

ArcBest Segment

Our ArcBest segment originated with the formation of ABF Logistics in July 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. We have continued to strategically invest in our Asset-Light operations to ensure we are positioned to serve the changing marketplace and meet our customers’ expanding needs by providing a comprehensive suite of transportation and logistics services. The ArcBest segment includes the acquired ground expedite services of Panther Premium Logistics; our acquired truckload and dedicated operations, including the previously mentioned truckload brokerage services of MoLo; and household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations. Under our enhanced market approach to offer customers a single source of integrated logistics solutions, the service offerings of the ArcBest segment have become more integrated. Management’s operating decisions are focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. The ArcBest segment offers the following solutions:

Expedite

Leveraging our Panther Premium Logistics fleet, we offer expedite freight transportation services to commercial and government customers and premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through these services, ArcBest solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and contract carriers.

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

Truckload and Dedicated

Our truckload and dedicated services provide third-party transportation brokerage by sourcing a variety of capacity solutions, including dry van over-the-road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. With the addition of MoLo, we offer a growing network of more than 80,000 approved contract carriers, with services to 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

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

Managed Transportation

Through our managed transportation solutions, we provide complete freight transportation management services which enable customers to continually optimize their supply chains. ArcBest seeks to offer value through identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther Premium Logistics fleet, and other ArcBest capacity sources, offering strategic supply chain solutions with unique access to assured capacity.

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

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as final mile, time critical, product launch, warehousing and distribution, retail logistics, supply chain optimization, brokered LTL, and trade show shipping services. Our Retail+ compliance solution helps vendors better meet large retailers’ stringent shipping and delivery requirements by combining innovative software solutions with enhanced operations processes.

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

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including Yellow Corporation, FedEx Freight Corporation (included in the FedEx Freight reporting segment of FedEx Corporation), Old Dominion Freight Line, Inc., Saia, Inc., the LTL reporting segment of TFI International Inc., and the North American LTL reporting segment of XPO Logistics, Inc. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling, access to other ArcBest logistics solutions, and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 17,000 active brokerage authorities, as well as asset-based truckload carriers, logistics companies including large expedite carriers, smaller expedite carriers, foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, internal shipping departments at companies that have substantial transportation requirements, smaller niche service providers, and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies including Landstar System, Inc., Echo Global Logistics, Inc., Hub Group, Inc., the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc., the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc., the Logistics segment of Knight-Swift Transportation Holdings Inc., and the Brokerage and Other Services segment of XPO Logistics, Inc. ArcBest’s moving services compete with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, reliable access to capacity, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

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

Pricing

Approximately 25% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 75% of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, and current market conditions.

We allow shippers without negotiated published rates to obtain competitive LTL rates for their shipping needs with ABF Freight’s reliable service and capacity options. This innovative pricing mechanism allows customers to instantly access LTL rates online, by phone, or through application programming interface (“API”) technology for shipments within the United States, Canadian cross-border, Mexico, and Puerto Rico. We are able to offer customers the best price on each shipment by leveraging available capacity within the ABF Freight network at the time of the shipment. The market has been receptive to this pricing option for transactional LTL shipments and the program has been beneficial in optimizing our business levels.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to better reflect freight shipping trends, including the overall growth and ongoing profile shift to bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. We are experienced in handling complicated freight and offer logistics solutions that respond to the unique shipment characteristics of our customers’ various products and commodities. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

Industry Factors

According to management’s estimates and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $355 billion, with $42 billion of potential revenue in the LTL market segment, $270 billion potential in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Our Asset-Light operations represent a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market. The addition of MoLo to our Asset-Light operations strengthens our growth position in the domestic transportation management market. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges and lower cost supply chain alternatives.

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

Seasonality

Our operations are impacted by seasonal fluctuations that affect tonnage, shipment or service event levels, and demand for our services, which in turn may impact our revenues and operating results. In recent periods, our operations have not been as heavily impacted by seasonal fluctuations, due in part to strategic initiatives we have undertaken to enable profitable growth through seasons and cycles.

Freight shipments and operating costs of our Asset-Based and ArcBest segments can be adversely affected by inclement weather conditions. Historically, the second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, and the impact of other adverse external events or conditions, including the COVID-19 pandemic, may influence quarterly business levels. During both 2020 and 2021, the fourth quarter had the highest shipment levels of the year for our Asset-Based and ArcBest segments. Our yield initiatives, along with the overall increase in demand, have given us the ability to add shipments in non-peak times, making us less susceptible to seasonal fluctuations in recent years. In the future, we do not expect seasonality to impact our business as significantly as it has in the past.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but disruptive events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume and the impact of other external events or conditions, including the COVID-19 pandemic.

Technology

ArcBest has a strong history of innovation, and our ongoing technology advancements are critical to customer experience, efficiency, and scalability. This leading-edge technology also provides a competitive advantage. We continue to make investments in technology and innovations to advance in these areas. The majority of the technology applications used at ArcBest have been developed internally by our ArcBest Technologies subsidiary and are tailored specifically for customer, capacity supplier, or internal business processing needs.

We continuously analyze emerging technologies and collaborate with partners to develop modern logistics solutions. In November 2021, we invested $25 million in Phantom Auto, the leading provider of human-centered remote operation software. As part of our agreement with Phantom Auto, we became a lead investor in their Series B Preferred offering and our Chief Innovation Officer and President of ArcBest Technologies joined the Phantom Auto Board of Directors. This investment aligns with our long-term goals and complements our existing innovation pipeline, roadmap and partnerships. Utilizing this technology will help alleviate the constrained labor market in the logistics sector, as remote operation offers access to a new labor pool and allows workers who prefer to work remotely rather than in a confined space with others the ability to do so. We are focused on optimizing our performance through technological innovation and supporting our customers’ success in their operations. As such, we have arrangements in place to pilot remote-enabled forklifts with third parties, including our customers, in 2022. These forklifts will run on software provided by Phantom Auto.

We have made additional technology investments to improve customer experience and optimize costs in our operating segments:

●	As previously disclosed in “Asset-Based Segment” within this Business section, ArcBest Technologies began a pilot in early 2019 to improve freight handling at ABF Freight. This advanced technology utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely.
●	In the Asset-Based segment, we use enhanced tools with advanced hardware and software enabled by proprietary algorithms, to improve city pickup and delivery productivity.
●	We use cognitive technologies to improve customer service and optimize our operations, including in the ArcBest segment where we have developed machine-learning cognitive technologies that use algorithms embedded in the applications our employees use to simplify workflows and drive better decision making.
●	To better meet customer requirements, we have launched a capacity sourcing tool that optimizes the utilization of internal equipment capacity while reducing the time it takes to secure external equipment capacity.
●	To improve the accuracy and efficiency of the quoting and booking process, we use common quoting systems and predictive analytics tools which require continuous development and ongoing investment.

Typically, freight transportation customers communicate their freight needs, on a shipment-by-shipment basis, by means of telephone, email, web, mobile applications, or electronic data interchange (“EDI”) and, more recently, by API. In the ArcBest segment, the information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to provide the transportation, we are in contact with the carrier through numerous means of communication (i.e., mobile apps, satellite tracking, electronic logging device (“ELD”), and other communication units on the vehicles) to continually update the position of equipment, to better meet customers’ requirements to track the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers with real-time electronic updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites which allow customers to access information about their shipments, request shipment pickup, and utilize a variety of other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and Extensible Markup Language (XML) connectivity. This technology allows customers to incorporate data from our systems directly into their own website or other information systems using EDI standards as well as secure API. As a result, our customers can provide shipping information and support directly to their own customers.

ArcBest has also launched an innovation accelerator to encourage new, transformative ideas. This accelerator includes a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company, and to evaluate potential external innovation partners. In 2020, ArcBest was a member of the Blockchain in Transport Alliance, which is a consortium of more than 250 freight transportation companies working to develop and set standards for the use of blockchain technology within the logistics and transportation industry.

In May 2021, ArcBest announced a $1 million investment in the Peak Innovation Center, a state-of-the-art career and technical education center that will be available to approximately 43,000 students from 22 regional school districts. The Peak Innovation Center, with an anticipated opening in 2022, is expected to address needs of the Fort Smith, Arkansas community to create a pipeline of local talent to fill existing jobs and support further economic growth.

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

We have been able to obtain what we believe to be adequate insurance coverage for 2022 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

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

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas (“GHG”) emissions (“EPA/NHTSA Phase 2”), imposing new fuel efficiency standards for medium- and heavy-duty vehicles, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In September 2020, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling.

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

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide emissions. In January 2020, the EPA published an Advanced Notice of Proposed Rulemaking to solicit pre-proposal comments on the CTI. One planned feature of the initiative is to coordinate emissions standards nationwide in an effort to make compliance easier for the industry by preventing a further patchwork of state and local emissions regulations. In August 2021, the EPA announced the “Clean Truck Plan,” a series of rulemakings over the next three years, the first of which is expected to be finalized by December 2022 to set new emissions standards to reduce nitrogen oxide emissions from heavy-duty vehicles beginning with model year 2027.

While fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs for which the amounts cannot be determined at this time. The future of “cap and trade” programs or measures is unknown and the potential costs of such programs or similar future legislative or regulatory measures are uncertain. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted either federally or locally.

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks for use in tractors and trucks. Maintenance of our 56 underground fuel storage tanks, which are located in 16 states, is regulated by the EPA and, in most cases, by state agencies. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results. Notwithstanding current compliance, we are subject to on-going environmental remediation obligations concerning historical underground storage tank releases, for which the resolutions are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Certain of our Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. Management believes we are in substantial compliance with all such regulations. Notwithstanding current compliance, we previously determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, we self-reported the matter to the EPA. We have reserved an estimated settlement expense for this matter, for which the resolution is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

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

We continue to monitor compliance and assess the business impact of regulations developed by federal and state governments regarding the COVID-19 pandemic. On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to develop regulations requiring employers with 100 or more employees to require COVID-19 vaccination or weekly testing. OSHA released its emergency temporary standard (“ETS”) on November 4, 2021. On January 13, 2022, the Supreme Court of the United States issued an opinion granting a stay of the ETS applicable to large employers.  Effective January 26, 2022, OSHA withdrew the ETS applicable to large employers, leaving it as a proposed rule, not an emergency standard. We cannot predict with certainty whether the proposed rule will ultimately be held enforceable as a final rule.

If we were to violate the government regulations under which we operate, we may be subject to substantial fines or penalties or our business operations could be restricted, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

Human Capital Resources

Our people are at the heart of our success and we’re building a workplace that embraces all cultures, languages, perspectives, and experiences, so we can provide the best atmosphere for our employees and the best service to our customers. As of December 2021, we had over 14,000 employees, of which approximately 58% were members of labor unions. As previously described in “Asset-Based Segment” within this Business section, as of December 2021, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2023.

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

We utilize a customized performance management system that incorporates goals and development planning to better position employees in their career paths. Employees meet with their direct supervisor annually to participate in an annual career conversation. We also have a succession planning program to ensure continuity in critical roles within our organization, allowing leaders to identify and develop employees for specific career paths. We evaluate compensation to ensure it remains competitive, including the insurance and retirement benefits we provide to support the four pillars of wellness for our employees – physical, financial, emotional, and social. An annual survey is conducted to request feedback from employees to help us assess and improve engagement and implement changes to enhance our work environment.

Attracting and retaining qualified truck drivers is crucial to our business. To address the driver shortage that continues to impact the freight transportation industry, we have strong hiring partnerships with the IBT and the military that allows us to hire potential drivers and train them before they leave the military service. We also have an in-house training program through our Driver Development Program and frequent onsite hiring events at critical locations.

Diversity, Equity, and Inclusion

We embrace and encourage diverse experience and perspectives which, in turn, help us create an environment in which our employees want to belong, and such diversity helps us better serve our customers around the globe. We partner with a consulting firm who specializes in the areas of diversity, equity, and inclusion (“DEI”) as we work to assess, develop, and measure these areas of human capital management in our organization. Our corporate Code of Conduct sets forth our general principles of business conduct and ethics. Our nonunion employees are required to participate in annual Code of Conduct training, which includes our anti-discrimination and anti-harassment policies to further educate to our employees about the importance of diversity. In 2021, 100% of our new hires completed anti-harassment training. Over 85% of our management employees participated in DEI training in 2021.

During 2021, we have invested in personnel to focus on leading the development of ArcBest’s DEI strategy, roadmap, and initiatives and partner with leaders in the organization to drive advancement of our people and community programs through the implementation and management of key aspects of employee policies and programs. In December 2021, we unveiled our three-year strategic roadmap that will guide our DEI work for 2022 and beyond. The strategy is divided into the following four main areas – workforce, workplace, community, and marketplace – each focusing on a different aspect of corporate diversity. We are intentional in our efforts to attract, hire, and retain diverse and underrepresented talent. Our 2021 new hires represented a variety of backgrounds and experiences, with 55% of them being diverse as categorized by gender, race, ethnicity, or military status.

Health, Safety, and Security

We are focused on the health and wellbeing of our employees, and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program in which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform and weight loss program, and we encourage healthy behaviors throughout the year through regular communications, educational sessions, wellness challenges, and other incentives. In 2021, we added life coaching services as well-being support became even more important during the COVID-19 pandemic.

As a transportation company, safety is critical to our business. We have safety procedures and guidelines, as well as required training and certification programs, for our drivers and freight handling personnel to promote safety on and off the road. We also have safety measures and policies that apply to all independent contractors, owner operators, and fleet owners in our Panther Premium Logistics fleet, for whom we have provided safety programs to heighten awareness, promote safe driving behaviors, and reduce violations and accidents. Additionally, all of our company campuses, including corporate offices, are subject to safety and security policies and procedures to ensure the health, safety, and welfare of all employees.

In response to the COVID-19 pandemic, we implemented business continuity processes focused on maintaining customer service levels while emphasizing the health, welfare, and safety of our employees and our customers. The additional measures we implemented to safeguard our employees and customers were in alignment with guidelines established by the Centers for Disease Control and Prevention. Many of these measures are still in place, including employee communication on COVID-19 symptom awareness, proper hand washing, social distancing, and mask wearing; supporting vaccination against COVID-19 by providing on-site access to the vaccines and the resources to locate a vaccination site; increased cleaning and disinfecting measures; reduced nonessential travel and in-person meetings, including meetings with customers; remote work arrangements for many personnel; installation of glass dividers between workstations; health screening questionnaires for personnel working onsite; and health screening procedures for critical customer visitors.

We expect all employees to obey and respect human rights laws, and we will not tolerate any conduct that violates these laws. We set the same expectations for our vendors, suppliers and service providers through our Supplier Code of Conduct. Due to the nature of our industry, we are in a critical position to help raise awareness of human trafficking to potentially disrupt these networks. Through partnerships with Truckers Against Trafficking® and Polaris, we educate our employees and drivers on the realities of modern-day slavery and how they can play a role in supporting the fight against human trafficking.

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

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including, but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “MoLo,” “U-Pack,”

“The Skill & The Will,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries.

Other Intellectual Property

Additionally, our business and operations utilize and depend upon both internally developed and purchased technology. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with the previously disclosed pilot test program at ABF Freight.

Commitment to Social and Environmental Responsibility

We are focused on understanding the potential impact and related risks of environmental, social, and governance (“ESG”) issues on our business, as well as the impact of our operations on the environment. In recent years, we have invested in personnel and resources to develop our ESG program. We are integrating ESG factors into our strategy as we continue to seek more sustainable approaches across our business and partner with customers to meet sustainability needs in their supply chains. Beginning with our 2019 report, we have voluntarily published an annual ESG report that details our ESG focal points, including DEI efforts, sustainability approaches, investments in operational efficiencies and innovation, safety standards, and community-based partnerships. We are working towards adopting and aligning our ESG framework with pertinent Sustainability Accounting Standards Board (SASB) standards, which connect businesses and investors on the financial impacts of sustainability and identify the subset of ESG issues most relevant to financial performance. In 2021, we collaborated with a third-party consultant to conduct a materiality assessment that will help identify and prioritize our ESG initiatives.

We are actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. In 2021, we established a GHG emissions measurement task force to better understand the impact of our business on the environment and opportunities for improvement. ABF Freight participates in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce GHGs and diesel emissions. ABF Freight has also participated in opportunities to address environmental issues in association with the American Trucking Associations’ Sustainability Task Force. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. To further enhance fuel economy and reduce emissions, ABF Freight voluntarily installs aerodynamic aids on its fleet of over-the-road trailers. We continue to research and pursue more sustainable equipment, including replacing aging equipment models with clean, fuel-efficient equipment. In our dock operations, we utilize forklifts with engines powered by liquefied petroleum gas (“LPG”), which is recognized by the EPA as a clean, alternative fuel. Additionally, in 2021, we began conducting a demo of an electric battery yard tractor at one of our distribution centers.

Contributions & Awards

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In the local community of our corporate headquarters, we have been a long-time supporter of the United Way of Fort Smith Area and its partner organizations. In 2021, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. ArcBest was voted the Times Record “Best of the Best” place to work in the Fort Smith, Arkansas region in 2020 for the third consecutive year and is a three-time recipient of the “Healthy Workplace Award” from the Fort Smith Regional Chamber of Commerce. We support our employees as they carry out our wellness value by participating in healthy initiatives within the workplace and by representing our company in wellness events in their local communities.

In addition to the recognition noted above, ArcBest has been recognized with the following awards since 2020:

●	Listed in the newly rebranded “Training APEX Awards” (formerly “Training Top 100”) by Training magazine in November 2021, marking the fifth year in a row for ArcBest to be honored, and was preceded by eight consecutive years of ABF Freight’s recognition on the list;
●	Inbound Logistics’ list of “Top 100 Truckers” for the fourth consecutive year, continuing ABF Freight’s recognition on the list for the previous four years;
●	Inbound Logistics’ “Top 100 3PL Providers” list as one of the best of the best third-party logistics companies;
●	Transport Topic’s 2021 list of “Top 100 For-Hire Carriers” for our eighth consecutive year;

●	Bronze medal sustainability rating from EcoVadis in 2021, achieving sustainability performance recognition in the top half of all companies and industries rated across the world;
●	“FreightTech 100” by FreightWaves, Inc. as one of the most innovative and disruptive companies across the freight industry for the second consecutive year;
●	Forbes as one of America’s “Best Large Employers” for 2021;
●	Forbes’ Top 500 List of the “Best Employers for Diversity” in 2021, for the third consecutive year;
●	Forbes as one of America’s “Best-In-State Employers” in Arkansas in 2021 for the second year in a row;
●	“Best Company for Women,” “2021 Comparably Award for Best Employee Perks & Benefits,” “Best CEOs for Women,” and “Best HR Team” awards by Comparably in 2021, highlighting ArcBest’s commitment to providing a work environment where all employees can thrive;
●	24th in The Commercial Carrier Journal’s 2020 list of “Top 250 For-Hire Carriers,” marking our sixth year of being listed;
●	SupplyChainBrain “Great Supply Chain Partner” recognition by our customers for providing outstanding solutions and services in 2020 for the third consecutive year, preceded by ABF Freight’s three-time receipt of the honor; and
●	Samsara “2020 Top Fleet Award” for Fleet Innovator in recognition of being a technology-forward problem solver.

Our Chairman of the Board, President and CEO, Judy R. McReynolds, was named a Power Player in leading top logistics companies for 2021 by Business Insider and named to the following lists: the “2021 Best CEOs” by Comparably, the “2020 Top 10 Women in Logistics” by Global Trade Magazine, and the “Arkansas 250” list of Arkansas’ most influential leaders by Arkansas Business in 2020 and 2021. ArcBest was also designated as a 2020 Women on Boards “Winning “W” Company” for having more than 20% of our Board of Directors’ seats held by women. During 2021, ArcBest was also recognized by 50/50 Women on Boards as a “3+” corporation for having three or more women on our Board of Directors.

Asset-Based Segment

Our Asset-Based carrier ABF Freight received the following awards during 2021:

●	“Quest for Quality Award” in the National LTL Carriers category from Logistics Management magazine for 2021, marking its sixth year overall to be recognized;
●	SmartWay Excellence Award by the EPA’s SmartWay Transport Partnership for the fourth consecutive year and for the fifth time overall, for being a top freight carrier for outstanding environmental achievements and an industry leader for its actions to reduce freight emissions; and
●	SmartWay High Performer by the EPA for the second time in recognition of its leadership in the freight industry for producing more efficient and sustainable supply chain solutions.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is a ten-time winner of the American Trucking Associations’ Excellence in Security Award, an eight-time winner of the Excellence in Claims & Loss Prevention Award, and a seven-time winner of the President’s Trophy for Safety. In January 2022, two ABF Freight drivers were named by the American Trucking Associations as captains of the 2022-2023 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF Freight also partners with the IBT and the U.S. Army in the Teamsters Military Assistance Program, a joint training program to help soldiers transition from military service to civilian careers as professional truck drivers. ABF Freight earned the designation as a 2021 Military Friendly® Employer for its support of veterans by providing training and employment opportunities in the freight and logistics industry. In 2020, ABF Freight formed a partnership with the U.S. Military to train transitioning service members for our management roles through the Department of Defense Skillbridge program. ABF Freight participates in the U.S. Army Partnership for Youth Success program. This initiative connects first-term regular Army and Army Reserve soldiers to the civilian workforce by providing two guaranteed job interviews and possible employment after their service in the Army.

ArcBest Segment

ArcBest received the following recognition for our Asset-Light operations during 2021:

●	“Top Freight Brokerage Firms” in Transport Topics, marking its seventh consecutive year to be listed;
●	Two “Quest for Quality” awards by Logistics Magazine in the categories of Household Goods and High Value Goods Carriers and Intermodal Marketing Companies in 2021, marking the seventh time Panther Premium Logistics has been recognized and the third time U-Pack has been honored with the award;
●	EPA SmartWay Transport Partners recognition for both ArcBest and Panther Premium Logistics; and
●	MoLo was honored in January 2022, for the second consecutive year, as one of the “100 Best Large Companies to Work For in Chicago” as part of Built In’s 2021 Best Places to Work For awards.

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

Risks Related to Significant Unusual Events

The effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our employees and/or adversely affect our business, results of operations, financial condition, and cash flows.

Our business has been and may continue to be negatively impacted by the ongoing COVID-19 pandemic and could be negatively impacted by the widespread outbreak of another illness, disease, or public health crisis in the future. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Measures intended to prevent the spread of a health epidemic, including regulatory measures and our efforts to comply with them, could also have an adverse effect on our business.

Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions that have resulted in business closures and disrupted supply chains worldwide. Our operations and those of our customers and third-party capacity providers have been subject to these supply chain disruptions due to pandemic-related plant and port shutdowns, transportation delays, government actions and other factors. The global shortage of certain components, strains on production or extraction of raw materials, cost inflation, and labor and equipment shortages, could escalate in future quarters. The COVID-19 pandemic and measures taken to prevent its spread, including our costs to comply with any regulation, could negatively impact our operational efficiency and our customers’ demand for our services in the future.

We have experienced declines in our productivity as a result of positive COVID-19 cases in certain locations. As the COVID-19 pandemic continues to evolve, we cannot be certain that we will not experience disruptions to our operations in the future due to regulatory requirements, quarantines, or positive COVID-19 cases among our employees. If a high number of our employees were to contract COVID-19, our operations and customer service levels, and, consequently, our results of operations, could be adversely impacted.

The extent of the continued impact of the COVID-19 pandemic on our business and our employees is uncertain and will depend on future developments, including the duration, transmissibility, and severity of variants and government actions in response to the pandemic. Extended periods of economic disruption and high inflation and resulting declines in industrial production and manufacturing, consumer spending, and demand for our services, as well as the ability of our customers and other business partners to fulfill their obligations, could have a material adverse effect on our results of operations, financial condition, and cash flows, and heighten many of the other risks discussed in this Risk Factors section.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, military conflicts (such as the rising geopolitical tensions between Russia and Ukraine), and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans can be successfully implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

We are dependent on our information technology systems, and a systems failure, perceived or actual data privacy breach, or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability and security of our information technology (“IT”) systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our IT systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control, including cybersecurity attacks and other cyber incidents such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, or disruption by malware. Any significant failure or other disruption in our critical IT systems that impacts the availability, reliability, speed, accuracy, or other proper functioning of these systems or that results in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our business, interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain services; and increasingly store and transmit data with our customers and third parties by means of connected IT systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we transitioned a significant portion of our employee population to remote work arrangements in 2020, and many of our employees continue to work remotely, which may increase our exposure to cybersecurity risks, including an increased demand for IT resources, increased risk of phishing, and other cybersecurity attacks. Although we have implemented measures to mitigate the heightened risk, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing. We attempt to mitigate our exposure to these risks through our technology security programs and disaster recovery plans, but there can be no assurance that such measures will prevent such risks. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. Despite our efforts to monitor and develop our information technology networks and infrastructure, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyber attacks.

We engage third parties to provide certain information technology needs, including licensed software, and the inability to maintain these third-party systems or licenses, or any interruptions or failures thereof, could adversely affect our business.

Certain of our information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our IT systems depends upon the internet, electric utility providers, and telecommunications providers. The IT systems of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our IT platforms rely, or in other third-party services upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide. Such disruptions or failures could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that provide critical support for our operations. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize potential benefits thereof, including the pilot test program at ABF Freight, we may suffer competitive disadvantage, loss of customers, or other consequences that could negatively impact our business, results of operations and financial condition.

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

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers will continue to demand more sophisticated technology-driven solutions from their suppliers, including advancements in processes, equipment, and facilities to address concerns over climate change. We believe we must respond by investing in the enhancement of existing technology and in the development of new and innovative solutions to improve efficiencies and meet our customers’ needs. We have made, and continue to make, significant investments in software and physical assets that are in various stages of development and implementation. These investments include a pilot test program we began in early 2019 to improve freight handling at ABF Freight as further described in “Asset-Based Segment” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

Our efforts and investments in technology innovation may continue to require significant ongoing research and development costs and implementation costs and may involve new or unforeseen risks and challenges associated with the technology. The success of our approach to technology innovation is dependent upon market acceptance of our solutions and a number of other factors, including our ability to:

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

Developing service offerings requires ongoing investment in personnel and infrastructure, including operating and management information systems. Depending upon the timing and level of revenues generated from our growth initiatives, including the acquired operations of MoLo, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

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

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels or changing market demands, as portions of salaries, wages, and benefits are fixed in nature and the adjustments that would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change. Our Asset-Based segment has incurred higher purchased transportation costs and experienced labor inefficiencies due to labor shortages and training of newly hired employees during a period of increased demand that followed a period of significantly lower shipment volumes due to the impact of the COVID-19 pandemic, primarily in the second quarter of 2020. We may, in the future, incur additional costs related to purchased transportation and/or experience labor inefficiencies in training new employees who are hired in response to growth. Incurring additional labor and/or purchased transportation costs which are disproportionate to our business levels will adversely impact our operating results. A prolonged labor shortage or significant labor inefficiencies could have a material adverse effect on our results of operations, financial condition, and cash flows. Additionally, labor shortages and increased labor costs can result in lower levels of service, including timeliness, productivity and quality of service. We periodically evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that any given network change will result in a material improvement in our Asset-Based segment’s results of operations.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions within the expected time period or at all. The cost, integration, and performance of any such acquisition may adversely affect our business, results of operations, financial condition, and cash flows.

As part of our strategy to expand our revenue opportunities and achieve a more balanced business mix, we acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021. The acquired truckload brokerage operation of MoLo has been included in our ArcBest operating segment and resulted in growth of our Asset-Light operations. We may be unable to generate sufficient revenue or earnings from the operations of MoLo, or any future acquired business, to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. Difficulties encountered in combining operations, including underestimation of the resources required to support an acquisition, could prevent us from realizing the full anticipated benefits, and within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

The possible risks involved in recent or future acquisitions include, among others:

●	potential loss of customers, key employees, and third-party service providers;
●	difficulties synchronizing operations of the companies, including the integration of workforces, while continuing to provide consistent, high-quality service to customers;
●	unanticipated issues in the assimilation and consolidation of information technology, communications, and other systems, including additional systems training and other labor inefficiencies;
●	potentially unacceptable qualification requirements for contract carriers;
●	potentially unfavorable pre-existing contractual relationships;
●	delays in consolidation of corporate and administrative infrastructures;
●	difficulties and costs of synchronizing our policies, procedures, business culture, and benefits and compensation programs;
●	inability to apply and maintain our internal controls and compliance with regulatory requirements;
●	difficulties related to additional or unanticipated regulatory and compliance issues;
●	adverse tax consequences associated with the acquisition; and
●	other unanticipated issues, expenses, and liabilities, including previously unknown liabilities associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification or insurance provisions.

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

Damage to our corporate reputation may cause our business to suffer.

Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, MoLo, Panther Premium Logistics, FleetNet America, and U-Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, environmental, social and governance (“ESG”) issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient, and our industry may be generally disfavored by the investing community at large. It is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors or by our customers or business partners. Our business, including the self-service moving offerings provided under our U-Pack brand, is increasingly dependent on the internet for attracting and securing customers, and the possibility that fraudulent behavior may confuse or deceive customers heightens the risk of damage to our reputation and increases the time and expense required to protect and maintain the integrity of our brands.

With the increased use of social media outlets, adverse publicity, even when based upon incorrect information or false statements, can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and, thus, have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brands.

Our corporate reputation and business depend on a variety of intellectual property rights, and if we face infringement claims, the costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including, but not limited to, “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther Premium Logistics,” “MoLo,” “U-Pack,” “The Skill & The Will,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with the previously disclosed pilot test program at ABF Freight. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Risks Related to Our Industry

A nationwide or global disruption in the supply chain could increase volatility in freight volumes and materially impact our business.

Our business may be materially impacted by the cyclical nature of the supply chain industry which has been exacerbated due to material scarcity, port congestion, digital transformation, and changes in consumer spending, among other challenges following the outbreak of the COVID-19 pandemic. The extent to which we are vulnerable to and may be negatively impacted by supply chain disruptions is uncertain and dependent upon the duration and severity of labor and supply shortages as well as other factors beyond our control, such as extreme weather events, natural disasters, cybersecurity breaches, government shutdowns, or other events. The global supply chain continues to be adversely affected by port congestion and an equipment shortage in numerous ports across the United States. Supply chain disruptions have and may continue to have a significant impact on consumer prices, demand, and bottlenecks in production, which may negatively impact our freight volume, operating costs, and ability to serve our customers.

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

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The competitive factors material to our business are the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel and have greater operating flexibility because they are subject to less-stringent labor work rules. Wage and benefit concessions granted to certain union competitors have allowed for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing and customers may seek bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Certain of our competitors may more effectively bundle their service offerings, which could impair our ability to maintain or grow our share of one or more markets in which we compete.
●	Customers are increasingly focused on concerns related to climate change and they may select transportation providers which are able to reduce emissions through efficiency improvements to existing and emerging technologies, adoption of alternative fuels or through carbon offsetting mechanisms.
●	Our FleetNet operations also face challenges, and could suffer loss of business, due to companies that choose to insource their fleet repair and maintenance services.

Additionally, as the retail industry continues its trend toward increases in e-commerce, the manner in which our customers source or utilize our services will continue to evolve. If we are unable to successfully adapt and implement appropriate measures in response to these changes, our operating results could be adversely affected.

Increased prices for, or decreases in the availability of, new revenue equipment, as well as higher costs of equipment-related operating expenses, could adversely affect our results of operations and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to parts shortages and manufacturing disruptions, increased costs of materials and labor and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. GHG emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. Additional state-mandated emission-control requirements could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators for portions of our ArcBest segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. Total capital expenditures for 2021 were reduced due to parts shortages and manufacturing disruptions. As a result, a portion of our previously planned capital expenditures for 2021 carried over into our 2022 investment plans. When market forces result in demand outstripping supply, we have and may continue to face reduced supply levels and/or increased acquisition costs for new tractors or trailers, as well as related parts and services, for our Asset-Based operations, which could have a material adverse effect on our business and growth initiatives, results of operations, and financial condition.

Fuel shortages, changes in fuel prices, and the inability to collect fuel surcharges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters; armed conflicts; terrorist attacks; actions by producers, including a decrease in drilling activity or the use of crude oil and oil reserves for purposes other than fuel production; legislation or regulations that require or result in new or alternate uses or other increases in the demand for fuel traditionally used by trucks; or other political, economic, and market factors that are beyond our control could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

With the exception of certain geographic markets, we have not historically experienced significant long-term difficulty in attracting or retaining qualified drivers, technicians and freight-handling personnel for our Asset-Based operations, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage or shipment levels. During 2021, we faced challenges with hiring an adequate number of personnel to meet increases in demand. The available pool of drivers and technicians has been declining, which has caused and may continue to cause us more difficulty in retaining and hiring qualified drivers and other personnel. Both our profitability and our ability to grow could be adversely affected if we encounter difficulty in attracting and retaining qualified drivers, technicians and freight-handling personnel or if we become subject to contractually required increases in compensation or fringe benefit costs. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow the Company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.

As of December 2021, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT that will remain in effect through June 30, 2023. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility, which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. These multiemployer plans, established pursuant to the Taft-Hartley Act, are jointly-trusteed and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan in a relatively short period of time pursuant to an agreement. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Many of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded, as further discussed in Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”), which includes provisions to improve funding for multiemployer pension plans, including financial assistance provided to qualifying underfunded plans through the Pension Benefit Guarantee Corporation (the “PBGC”) to secure pension benefits for plan participants. On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. We are monitoring the impact these legislative actions may have on the funding status of the multiemployer pension plans to which ABF Freight contributes; however, we cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

ABF Freight’s obligations to these plans are generally specified in the 2018 ABF NMFA and other related supplemental agreements. These pension plans provide the best retirement benefits in the industry. However, ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Risks Related to Third Parties

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our business, results of operations, financial condition, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to expand our capacity, add additional routes, or meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including unfavorable pricing conditions; the shortage of quality third-party providers, including owner operators and drivers of contracted carriers for our ArcBest segment; shortages in available cargo capacity of third parties; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our ArcBest segment.

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

Class actions and other lawsuits have arisen in the transportation and logistics industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Many states have enacted restrictive laws that make it difficult to successfully prove independent-contractor status, and all states have enforcement programs to evaluate the classification of independent contractors. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest and under vicarious liability principles. Such liabilities and costs, to the extent they arise, could have a material adverse effect on the results of operations and financial condition of our ArcBest segment.

Risks Related to Legal and Regulatory Matters

We are subject to litigation risks, and at times may need to initiate litigation, which could result in significant costs and have other material adverse effects on our business, results of operations, and financial condition.

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

Various international, federal, state and local agencies exercise broad regulatory powers over the transportation industry, such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We could become subject to new or more restrictive regulations, and the costs to comply with such regulations could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services. Failure to comply with laws and regulations can result in penalties, revocation of our permits or licenses, or both civil and criminal actions against us. In addition to the potential harm to our reputation and brands, the financial burdens resulting from such actions could have a material adverse effect on our financial condition and results of operations.

Failures by us, or our contracted owner operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition, and could cause us to lose customers, as well as the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs, or we could experience difficulty in obtaining adequate levels of insurance coverage.

Our ArcBest segment utilizes third-party service providers who are subject to similar regulatory requirements. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, or if we experience a shortage of quality third-party vendors utilized in FleetNet’s operations, there could be a material adverse effect on the business and results of operations of our ArcBest and FleetNet segments. Also, activities by these providers that violate applicable laws or regulations could result in governmental or third-party actions against us. Although third-party service providers with whom we contract agree to comply with applicable laws and regulations, we may not be aware of, and may therefore be unable to address or remedy, violations by them.

We are also subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy, including customer and employee data. As a provider of worldwide transportation and logistics services, we collect and process significant amounts of customer data on a daily basis. Recently, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers and employees can control the use and storage of their data. Complying with new data protection laws and regulations may increase our compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and even perceived non-compliance may otherwise adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time. Additionally, if third parties or others violate obligations and restrictions with respect to data privacy and security, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with current and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We routinely transport or arrange for the transportation of hazardous materials and explosives, and, at certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks and other containers. In connection with these operations, we are subject to federal, state and local environmental laws and regulations relating to, among other areas: emission controls, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines, civil penalties, or third-party initiated lawsuits if we fail to obtain proper certifications or permits or if we do not comply with required inspections and testing provisions. Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles.

These operations also involve the risks of, among others, fuel spillage or leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

Although we have instituted programs to monitor and control environmental risks and promote and maintain compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to clean-up costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business, results of operations, financial condition, and cash flows.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other GHG emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future. Emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions may require changes in our operating practices and impair equipment productivity. Compliance with laws and regulations related to climate risk may also increase our exposure to litigation or governmental investigations or proceedings. We may also incur significant costs to comply with increased regulation regarding environmental monitoring and reporting requirements. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain covenants under our financing arrangements. A default under these financing arrangements or changes in regulations that impact the availability of funds or our borrowing costs could cause a material adverse effect on our liquidity, financial condition, and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program (“A/R Securitization”) and the revolving credit facility (“Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $115.0 million remains outstanding at the end of February 2022, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit

Facility, future borrowings against our A/R Securitization, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including inflation, governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

Our Credit Agreement and A/R Securitization contain customary financial covenants and other customary restrictive covenants that may limit our future operations. Failing to achieve certain required financial ratios could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

If we default under the terms of the Credit Agreement or our A/R Securitization and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of a default under either of these facilities could constitute automatic default on the other of these facilities and could trigger cross-default provisions in our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or A/R Securitization, the lenders could proceed against the collateral by which the facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or A/R Securitization, changes in regulations that impact the availability of funds or our borrowing costs, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Claims expenses or the cost of maintaining our insurance, including medical plans, could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for cargo loss or damage, property damage, personal injury, and workers’ compensation related to accidents or events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, for loss or damage to our customers’ goods or other damages for which we are alleged or may be determined to be responsible. Such claims against us and associated costs and legal expenses may not be covered by insurance policies or may exceed the amount of insurance coverage or our established reserves, which could adversely impact our results of operations and financial condition. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase, and we could experience difficulty in obtaining adequate levels of insurance coverage. Our self-insurance program for third-party casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, our insurance costs or collateral requirements could materially increase, or we could experience difficulties in finding insurance in excess of our self-insured retention limits. In recent years, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. Our insurance premiums or deductibles could increase in the future due to market conditions or if our claims experience worsens. The impact of climate change, including its effect on weather-related events which may disrupt our operations or damage our property and equipment, may increase our claims liabilities and the cost to obtain adequate insurance coverage for our business. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

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

Future impairment, if any, of our goodwill and intangibles could adversely affect our earnings.

Our goodwill and intangible assets are primarily associated with acquisitions in the ArcBest segment. As of December 31, 2021, we had recorded goodwill of $300.3 million and intangible assets, net of accumulated amortization, of $126.6 million, which includes goodwill and intangibles acquired in the MoLo acquisition of $214.0 million and $76.9 million, respectively. Our annual impairment evaluations for goodwill and indefinite-lived intangible assets in 2021 and 2020 produced no indication of impairment of the recorded balances. Our annual impairment evaluations for 2019 indicated an impairment of certain of these balances and, as a result, we recorded a noncash impairment related to goodwill and finite-lived customer relationship intangible assets of $20.0 million (pre-tax) and $6.0 million (pre-tax), respectively. (See Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the impairment charge.)

We also evaluated our goodwill and intangible assets for indicators of impairment as of December 31, 2021 and, based on our analysis, we believe the balances reported in our consolidated financial statements are appropriate as of that date. Given the uncertainties regarding the economic environment and the future impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, including the impact of the COVID-19 pandemic and related regulations, insufficient cash flows from acquired operations, or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and noncash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Other External Conditions

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, inflation, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. Further changes to U.S. or international trade policy or other global trade impacts could result in increased cost for goods transported globally, which may lead to reduced consumer demand, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity. International security concerns, such as the rising geopolitical tensions between Russia and Ukraine, and potential actions or retaliatory measures taken in respect thereof, could have a material adverse effect on global trade and economic activity.

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

Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, which could negatively impact our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Customers encountering adverse economic conditions or facing credit issues could experience cash flow difficulties and, thus, represent a greater potential for payment delays or uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. Our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend unsecured credit to these customers, which increases our exposure to uncollectible receivables.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation in the United States climbed to its highest level in 40 years at the end of 2021. Significant inflation can adversely impact our results of operations and financial condition by increasing interest rates and the cost of equipment, labor, purchased transportation, fuel, and other expenses. In a highly inflationary environment, we may be unable to secure adequate price increases for our services to offset the increases in our operating costs, which could reduce our operating margins.

Our business and results of operations could be impacted by seasonal fluctuations, adverse weather conditions, natural disasters, and climate change.

Our operations are, and may in the future be, impacted by seasonal fluctuations and, at times, inclement weather conditions that affect tonnage and shipment levels, service events, demand for our services, and operating costs, which in turn may impact our revenues and operating results, as further described in “Seasonality” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Climate change may have an influence on the severity of weather conditions. Severe weather events and natural disasters could disrupt our operations or the operations of our customers or third-party service providers, damage existing infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results.

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

Asset-Based Segment

As of December 31, 2021, the Asset-Based segment operated out of its general office building located in Fort Smith, Arkansas, which contains 196,800 square feet, and 239 revenue producing facilities, 10 of which also serve as distribution centers. The Company owns 108 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Kansas City, Missouri	81	360,600
Salt Lake City, Utah	89	53,900

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio totaling 59,600 square feet. Additionally, the ArcBest segment leases an office and warehouse location in Sparks, Nevada totaling approximately 129,600 square feet and five other locations with approximately 88,500 square feet of office and warehouse space, including Chicago, Illinois and Plano, Texas.

The FleetNet segment owns its offices located in Cherryville, North Carolina containing approximately 38,900 square feet.

ITEM 3.LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations, or cash flows. We maintain liability insurance against certain risks arising out of the normal course of business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental, and self-insurance exposures. For additional information related to our environmental and legal matters, see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 25, 2022, there were 24,597,758 shares of the Company’s common stock outstanding, which were held by 196 stockholders of record.

On January 28, 2022, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.08 per share to stockholders of record as of February 11, 2022. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Third Amended and Restated Credit Agreement, and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. In January 2003, the Board of Directors authorized a $25.0 million common stock repurchase program and authorized an additional $50.0 million in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases. On January 28, 2021, the Board of Directors extended the existing share repurchase program by authorizing a total of $50.0 million to be available for purchases of the Company’s common stock, increasing the balance from the $6.6 million remaining from the extension authorized in 2015. On November 1, 2021, the Company announced that its Board of Directors authorized the Company to enter into an accelerated share repurchase program (“ASR”) and, on November 2, 2021, the Company executed the fixed dollar ASR with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock.

As of December 31, 2021 and 2020, treasury shares totaled 4,492,514 and 3,656,938, respectively. Under the existing repurchase program, the Company purchased 126,289 shares during the nine months ended September 30, 2021. During the three months ended December 31, 2021, the Company purchased 709,287 shares under the ASR. As of December 31, 2021, $66.9 million was available for repurchase under both the existing share repurchase program and the ASR.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
10/1/2021-10/31/2021	—	$—	—	$41,900
11/1/2021-11/30/2021	709,287	105.77	709,287	$66,900
12/1/2021-12/31/2021	—	—	—	$66,900
Total	709,287	$105.77	709,287
(1)	Represents the weighted average price paid per common share including commission.

In January 2022, the $25.0 million remaining under the ASR was settled with the purchase of 214,763 shares. Immediately following the final execution of the ASR, $41.9 million remained available under the existing share repurchase program. Subsequently, the Company has settled repurchases of 79,676 shares for an aggregate cost of $6.9 million under the existing share repurchase program as of February 25, 2022.

ITEM 6.RESERVED

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

The ArcBest and FleetNet reportable segments combined represent our Asset-Light operations. See additional segment descriptions in Part I, Item 1 (Business) and in Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. References to the Company, including “we,” “us,” and “our,” in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2021 compared to 2020, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) reconciliation to net income;
●	a financial summary and analysis of our Asset-Based segment results of 2021 compared to 2020, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of the results of our Asset-Light operations for 2021 compared to 2020, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies and Estimates discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

This Results of Operations section of MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in the Results of Operations section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Consolidated Results

	Year Ended December 31
	2021	2020	2019

	(in thousands, except per share data)
REVENUES
Asset-Based	$2,573,773	$2,092,031	$2,144,679

ArcBest(1)	1,300,626	779,115	738,392
FleetNet	254,087	205,049	211,738
Total Asset-Light	1,554,713	984,164	950,130

Other and eliminations	(148,419)	(136,032)	(106,499)
Total consolidated revenues	$3,980,067	$2,940,163	$2,988,310

OPERATING INCOME
Asset-Based	$260,707	$98,865	$102,061

ArcBest(1)(2)	46,397	9,655	(20,189)
FleetNet	4,544	3,367	4,806
Total Asset-Light	50,941	13,022	(15,383)

Other and eliminations	(30,662)	(13,609)	(22,908)
Total consolidated operating income	$280,986	$98,278	$63,770

NET INCOME(1)(2)(3)	$213,521	$71,100	$39,985

DILUTED EARNINGS PER SHARE(1)(2)(3)	$7.98	$2.69	$1.51
(1)	Includes the operations of MoLo since the November 1, 2021 acquisition date.
(2)	Includes a noncash impairment charge of $26.5 million (pre-tax), or $19.8 million (after-tax) and $0.75 per diluted share, in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment.
(3)	Includes after-tax nonunion defined benefit pension expense, including settlement expense, of $7.7 million and $0.29 per diluted share in 2019. Pension settlement expense for 2019 relates to lump sum and other distributions to settle the plan benefit obligation and a pension termination expense. Termination of the nonunion pension plan was completed in 2019. See Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our consolidated revenues, which totaled $4.0 billion for 2021, increased 35.4% compared to 2020, primarily reflecting increased customer demand and higher pricing for shipping and logistics services in an improving economic environment. The year-over-year increase in consolidated revenues for 2021 reflects a 23.0% increase in our Asset-Based revenues and a 58.0% increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments). The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues in 2021, compared to 2020, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects a 14.7% increase in billed revenue per hundredweight, including fuel surcharges, a 7.6% increase in tonnage per day, and a 4.3% increase in shipments per day in 2021, compared to 2020, reflecting solid customer demand in a strong pricing environment. The increase in revenues of our Asset-Light operations for 2021, compared to 2020, was due to a 31.0% increase in revenue per shipment associated with higher market pricing in a tighter truckload capacity environment, and a 30.6% increase in shipments per day (metric excludes managed transportation shipments), and increased managed transportation revenue within our ArcBest segment. The acquired operations of MoLo Solutions, LLC (“MoLo”), which were included in the ArcBest segment since the November 1, 2021 acquisition date, also contributed to the revenue increase. (The acquisition of MoLo is more fully described in the Asset-Light Overview section of Asset-Light Operations.) The Asset-Light revenue increase includes higher revenue for our FleetNet segment due to increases in revenue per event and service event volume. Our Asset-Light operations, on a combined basis, generated 38% and 32% of total revenues before other revenues and intercompany eliminations for 2021 and 2020, respectively, as we advanced toward our goal of achieving a more balanced revenue mix and ultimately toward a revenue mix that is more reflective of our customers’ needs for logistic services.

Consolidated operating income increased $182.7 million in 2021, compared to 2020, primarily due to the improved operating results of our operating segments. The year-over-year comparisons of consolidated operating income were also impacted by items described in the following paragraphs, including costs related to investments in innovative technology, costs related to the MoLo acquisition, a gain on the sale of a subsidiary, and gains on the sale of property and equipment.

Transaction costs associated with the MoLo acquisition impacted consolidated results by $6.0 million (pre-tax), or $4.4 million (after-tax) and $0.16 per diluted share, for 2021. Amortization of acquired intangible assets related to the acquisition of MoLo and previously acquired businesses in the ArcBest segment of Asset-Light operations impacted consolidated results by $5.3 million (pre-tax), or $3.9 million (after-tax) and $0.15 per diluted share, for 2021. For 2020, amortization of acquired intangible assets related to previously acquired business in the ArcBest segment impacted consolidated results by $3.7 million (pre-tax), or $2.8 million (after-tax) and $0.11 per diluted share.

Consolidated operating results also benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021, which resulted in a gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share, and gains on the sale of property and equipment, which increased $6.1 million in 2021, compared to 2020.

Innovative technology costs related to our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section, and other initiatives to optimize our performance through technological innovation, including costs related to our investment in human-centered remote operation software which are reported in the “Other and eliminations” line of consolidated operating income, impacted consolidated results by $32.8 million (pre-tax), or $24.9 million (after-tax) and $0.93 per diluted share, for 2021, compared to $25.6 million (pre-tax), or $19.6 million (after-tax) and $0.74 per diluted share, for 2020. On a consolidated basis, we expect these innovative technology costs to approximate $9.5 million (pre-tax) for first quarter and $38 million (pre-tax) for full-year 2022.

In addition to the above items, consolidated net income and earnings per share were impacted by income from changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, tax credits, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating line in the consolidated statements of operations, increased consolidated net income by $4.1 million and $0.15 per diluted share in 2021, versus $2.3 million and $0.09 per diluted share in 2020.

Consolidated net income and earnings per share were impacted by $2.0 million and $0.08 per diluted share in 2021, and $2.1 million and $0.08 per diluted share in 2020, for a research and development tax credit. The vesting of restricted stock units resulted in a tax benefit of $7.6 million and $0.29 per diluted share for 2021, compared to a tax expense of $0.5 million and $0.02 per diluted share in 2020. The tax benefits and credits, as well as other changes in the effective tax rates, which impacted the year-over-year comparisons of consolidated net income and earnings per share for 2021 and 2020 are further described within the Income Taxes section of MD&A and in Note F to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Third Amended and Restated Credit Agreement (see Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

	Year Ended December 31
	2021	2020	2019

	($ thousands)
Net income	$213,521	$71,100	$39,985
Interest and other related financing costs	8,904	11,697	11,467
Income tax provision	63,633	21,396	11,486
Depreciation and amortization(1)	124,221	118,391	112,466
Amortization of share-based compensation	11,426	10,478	9,523
Amortization of net actuarial gains of benefit plans and pension settlement expense(2)	(539)	(500)	9,758
Asset impairment(3)	—	—	26,514
Transaction costs(4)	5,969	—	—
Consolidated Adjusted EBITDA	$427,135	$232,562	$221,199

(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Includes pre-tax settlement expense related to the nonunion defined benefit pension plan of $4.2 million in 2019 and pre-tax settlement expense related to the supplemental benefit plan of $0.1 million and $0.4 million in 2020 and 2019, respectively. For 2019, also includes a $4.0 million noncash pension termination expense. See Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)	The noncash impairment charge recognized in 2019 relates to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the ArcBest segment.
(4)	Transaction costs are associated with the acquisition of MoLo.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2021, 2020, and 2019.

The key indicators necessary to understand the operating results of our Asset-Based segment are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of results of our Asset-Based segment:

●	Overall customer demand for freight transportation services, including the impact of economic factors.

●	Volume of transportation services provided and processed through our network, which influences operating leverage as the level of tonnage and number of shipments vary, primarily measured by:

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

Average length of haul (miles) – total miles between origin and destination service centers for all shipments (including shipments moved with purchased transportation) during the period, with miles based on the size of shipments.

●	Prices obtained for services, including fuel surcharges, primarily measured by:

Billed revenue per hundredweight, including fuel surcharges (yield) – revenue per every 100 pounds of shipment weight, including fuel surcharges, systematically calculated as shipments are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is not adjusted for the portion of revenue deferred for financial statement purposes.

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

We also quantify certain key operating statistics which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

●	Shipments per DSY hour – total shipments (including shipments handled by purchased transportation agents) divided by dock, street, and yard (“DSY”) hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be partially offset by increased purchased transportation expense.

●	Pounds per mile – total pounds divided by total miles driven during the period (including pounds and miles moved with purchased transportation). This metric is used to measure labor efficiency of linehaul operations, although it is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

As of December 2021, approximately 82% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which was implemented on July 29, 2018, effective retroactive to April 1, 2018, and will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual GAAP operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. A profit-sharing bonus was earned by contractual employees under the 2018 ABF NMFA, which totaled $15.1 million and $5.0 million for the year ended December 31, 2021 and 2020, respectively, upon the Asset-Based segment achieving an annual GAAP operating ratio of 89.9% in 2021 and 95.3% in 2020.

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

Tonnage

The level of freight tonnage managed by the Asset-Based segment is directly affected by industrial production and manufacturing, distribution, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. Operating results are affected by economic cycles and conditions, customers’ business cycles, and changes in customers’ business practices. The Asset-Based segment actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ArcBest seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to the services of our Asset-Based segment and our Asset-Light operations in order to respond with customized solutions.

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

Approximately 25% our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 75% of our Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

We allow shippers without negotiated published rates to instantly access competitive LTL rates for their shipping needs with capacity available in the ABF Freight network at the time of the shipment. The market has been receptive to the pricing option for transactional LTL shipments and this program has been beneficial in optimizing our business levels by improving capacity utilization in the Asset-Based network.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2021, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2021 compared to 2020 were positively impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs also increased. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 46.6% and 52.4% of revenues for 2021 and 2020, respectively. Changes in salaries, wages, and benefits expense as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

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

On March 11, 2021, H.R.1319, the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) was signed into law. The American Rescue Plan Act includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which we contribute could become insolvent in the near future.

On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. We are currently evaluating the impact of the assistance to be provided by the SFA Program to multiemployer pension plans to which ABF Freight contributes. Through the term of the 2018 ABF NMFA, which extends through June 30, 2023, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, our future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act. If ABF Freight were to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. ABF Freight’s multiemployer pension contributions totaled $146.9 million and $142.2 million for 2021 and 2020, respectively. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers to that plan. As previously outlined, the 2018 ABF NMFA provides for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans will increase annually in accordance with the terms of the 2018 ABF NMFA. The contractual wage rate increased 1.7% and 1.6% effective July 1, 2021 and 2020, respectively. The average health, welfare, and pension benefit contribution rate increased approximately 2.4% and 2.2% effective primarily on August 1, 2021 and 2020, respectively.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2021	2020	2019
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	46.6%	52.4%	53.6%
Fuel, supplies, and expenses	10.3	10.0	12.0
Operating taxes and licenses	1.9	2.4	2.3
Insurance	1.5	1.6	1.5
Communications and utilities	0.7	0.8	0.9
Depreciation and amortization	3.6	4.5	4.2
Rents and purchased transportation	14.2	12.0	10.3
Shared services	10.2	10.4	9.9
Gain on sale of property and equipment	(0.3)	(0.2)	(0.3)
Innovative technology costs(1)	1.1	1.1	0.6
Other	0.1	0.3	0.2
	89.9%	95.3%	95.2%

Asset-Based Operating Income	10.1%	4.7%	4.8%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2021	2020	% Change
Workdays(1)	252.0	253.0
Billed revenue per hundredweight, including fuel surcharges	$39.70	$34.60	14.7%
Pounds	6,507,706,432	6,071,668,444	7.2%
Pounds per day	25,824,232	23,998,690	7.6%
Shipments per day	19,610	18,799	4.3%
Shipments per DSY hour	0.447	0.453	(1.3)%
Pounds per shipment	1,317	1,277	3.1%
Pounds per mile	18.79	19.50	(3.6)%
Average length of haul (miles)	1,097	1,080	1.6%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $2.6 billion and $2.1 billion for the year ended December 31, 2021 and 2020, respectively. The number of workdays was fewer by one day in 2021, versus 2020. Billed revenue (as described in the Asset-Based Segment Overview) increased 23.5% on a per-day basis in 2021 compared to 2020, primarily reflecting a 14.7% increase in total billed revenue per hundredweight, including fuel surcharges, and a 7.6% increase in tonnage per day. Asset-Based revenues for 2020 were negatively impacted by reduced demand for the segment’s services in the second quarter of the year as a result of the COVID-19 pandemic.

The 14.7% increase in total billed revenue per hundredweight for 2021, including fuel surcharges, compared to 2020, was primarily due to a strong pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. A higher mix of LTL-rated shipments, as well as a longer average length of haul and higher fuel surcharge revenues associated with higher fuel prices, also positively impacted the total billed revenue per hundredweight measure in 2021, compared to 2020. The Asset-Based segment’s average nominal fuel surcharge rate for 2021 increased approximately 420 basis points from 2020 levels. On-going yield management initiatives, including general rate increases, also contributed to the year-over-year improvement in billed revenue per hundredweight. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the high-single digits for 2021, compared to 2020. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during 2021 increased an average of 7.8%, compared to the prior year. Pricing on contractual business reflected the highest average increase we have secured in company history, primarily due to tight market capacity and increased customer business levels. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.95% effective on both November 15, 2021, and January 25, 2021, respectively, although the rate changes vary by lane and shipment characteristics.

The 7.6% increase in tonnage per day for 2021, compared to 2020, reflects increases in weight per shipment on higher daily shipment levels due to solid customer demand. Total shipments increased 4.3% on a per-day basis, reflecting an increase in LTL-rated shipments, partially offset by a decrease in truckload-rated shipments. Year-over-year tonnage and shipment growth is attributable to an emphasis on allocating network resources to serving core LTL customers, from which we experienced strong demand in 2021. Larger-sized LTL-rated shipments, including an increase in pieces per shipment, impacted the 3.1% growth in total weight per shipment for 2021, compared to 2020. The reduction in truckload-rated shipments reflects the intentional moderation of spot-quoted shipments, including fewer U-Pack household goods shipments, in order to better serve core LTL customers in 2021, compared to 2020. However, U-Pack business continued to contribute to our year-over-year revenue increase as pricing on these shipments improved versus the prior-year. The year-over-year increases in tonnage and shipment levels were also impacted by lower shipment levels in 2020 as a result of the COVID-19 pandemic which disrupted customers’ shipping patterns and reduced demand during the first half of 2020.

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

Asset-Based Operating Income

The Asset-Based segment generated operating income of $260.7 million in 2021, compared to $98.9 million in 2020, with an operating ratio of 89.9% and 95.3%, respectively. The 5.4 percentage point improvement in the Asset-Based segment’s operating ratio for 2021, compared to 2020, primarily reflects the increased revenues and effective capacity utilization in the Asset-Based network, partially offset by higher operating costs associated with the increased business levels. Operating income for 2021 was positively impacted by the sale of an unutilized property which contributed to the $8.7 million of total gains on the sale of property and equipment, compared to $3.3 million in 2020.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $27.6 million and $22.5 million for 2021 and 2020, respectively. The pilot test program, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $6.5 million in first quarter 2022, compared to $6.9 million in first quarter 2021.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 46.6% and 52.4% of Asset-Based segment revenues for 2021 and 2020, respectively. The decrease in salaries, wages, and benefits as a percentage of revenue was partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement as a percentage of revenue was also influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $102.6 million for 2021, compared to 2020, primarily due to the increase in business levels, with the year-over-year comparison impacted, in part, by lower labor costs in 2020 due to the negative impact of COVID-19 on business levels and managing labor hours to lower shipment levels. The increase in labor costs also reflects year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, as previously discussed in the Labor Costs section of the Asset-Based Segment overview; higher expenses for certain performance-based incentive plans, including long-term nonunion incentive plans impacted by shareholder returns relative to peers; and higher workers’ compensation expense reflecting an increase in the average number of claims and the severity of claims experience. As a result of the Asset-Based segment operating ratio achieved for 2021, ABF Freight paid a 3% profit-sharing bonus to qualifying union-represented employees, which is the maximum amount provided in the collective bargaining agreement. Amounts accrued for this union profit-sharing bonus, which was paid to employees in February 2022, increased labor costs by $10.1 million in 2021, compared to 2020.

The Asset-Based segment manages costs with shipment levels; however, increased shipment levels, freight profile changes, challenges with hiring and training an adequate number of personnel, and equipment capacity constraints pressured the efficiency of DSY tasks. Shipments per DSY hour declined 1.3% for 2021, compared to 2020, primarily due to inefficiencies driven by personnel and equipment capacity constraints related to business growth and the effect of handling a higher number of larger LTL-rated shipments, including an increase in the pieces per shipment.  While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels during 2021. The decrease in pounds per mile of 3.6% for 2021, compared to 2020, was due to the higher number of miles (including purchased transportation miles) incurred to service the business growth and the increase in average length of haul resulting from intended changes in freight profile, which was compensated by an increase in billed revenue per shipment. Our efforts to manage operational costs in the Asset-Based network may not directly correspond to significant changes in business levels and there can be no assurance that the impact of the COVID-19 pandemic will not have an adverse effect on our operating results in future periods.

Fuel, supplies, and expenses as a percentage of revenue increased 0.3 percentage points in 2021, for a $57.0 million increase, compared to 2020, primarily due to higher fuel costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 59% during 2021, compared to 2020. More miles driven as a result of the increase in business levels from 2020 also contributed to the year-over-year increase in fuel, supplies, and expenses.

Operating taxes and licenses and depreciation and amortization expense as a percentage of revenue decreased 0.5 and 0.9 percentage points, respectively, in 2021, compared to 2020. The decreases in operating taxes and licenses and depreciation and amortization expense as a percentage of revenue was influenced by the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percent of revenue with increases in business levels. Operating taxes and licenses and depreciation and amortization expense for 2021 remained relatively consistent with 2020.

Rents and purchased transportation as a percentage of revenue increased 2.2 percentage points in 2021, compared to 2020, primarily due to increases in the utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve our customers’ needs as freight demand increased across the Asset-Based system during 2021. The year-over-year increase in purchased transportation costs was also impacted by higher fuel surcharges related to these services due to higher fuel costs. Rail miles increased approximately 23% in 2021, compared to 2020.

Shared services as a percentage of revenue decreased 0.2 percentage points in 2021, compared to 2020. The decrease in shared services as a percentage of revenue was influenced by the effect of higher revenues, as these costs increased $46.3 million in 2021, compared to the prior year, due to the impact of higher business levels on shared service allocations and higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. We are focused on growing and making strategic investments in the development of our Asset-Light operations that enhance the efficient delivery of our services. Our recent acquisition of MoLo demonstrates our commitment to grow our Asset-Light operations as we work to align our overall revenue mix with our customers’ transportation spend. With our acquisition of MoLo and throughout our operations, we are seeking opportunities to expand our revenues by deepening customer relationships, securing new customers and adding capacity options for our customers. In recent years, we have experienced significant growth in shipment levels and revenues of managed transportation solutions reflecting our strategic efforts to cross-sell our service offerings and the increasing demand for these services, including supply chain optimization services for customers. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

As previously mentioned in the Consolidated Results section, our acquisition of MoLo closed on November 1, 2021. MoLo is a Chicago-based company that is one of the fastest-growing truckload brokers in North America. As a result of the acquisition, MoLo became a wholly owned subsidiary of the Company. The acquired operations are reported within the ArcBest segment of our Asset-Light operations. At closing, we paid $239.4 million in initial consideration, subject to certain post-closing adjustments, with cash on hand. The Agreement and Plan of Merger (the “Merger Agreement”) provides for certain additional cash consideration to be paid by the Company based on achievement of certain Adjusted EBITDA targets for the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million.

The acquisition of MoLo accelerates the growth of our company by increasing the scale of truckload brokerage services offered within our ArcBest segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo talent to our truckload brokerage service offering allows us to better meet the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners. Our acquisition of MoLo is discussed further in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2021, 2020, and 2019.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately one half of the ArcBest segment’s total shipments, while the business continues to represent less than 20% of segment revenues for the year ended December 31, 2021. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the year ended December 31, 2021 and 2020, the combined revenues of our Asset-Light operations totaled $1.6 billion and $984.2 million, respectively, accounting for approximately 38% and 32% of our total revenues before other revenues and intercompany eliminations in 2021 and 2020, respectively. Our Asset-Light results for 2021, compared to 2020, reflect higher demand in a solid business environment and the revenues of MoLo since the November 1, 2021 acquisition date. Our Asset-Light combined operating income improved to $50.9 million in 2021, compared to $13.0 million in 2020, primarily reflecting revenue growth and changes in costs as described in the following paragraphs.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Year Ended December 31
	2021	2020	2019
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	84.4%	83.4%	82.1%
Supplies and expenses	0.8	1.2	1.5
Depreciation and amortization(1)	0.9	1.3	1.5
Shared services	10.1	11.7	12.7
Gain on sale of subsidiaries(2)	(0.5)	—	—
Asset impairment(3)	—	—	3.6
Other	0.7	1.2	1.3
	96.4%	98.8%	102.7%

ArcBest Segment Operating Income (Loss)	3.6%	1.2%	(2.7)%
(1)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(2)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021.
(3)	Asset impairment in 2019 represents the noncash charge to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment.

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31
	2021	2020

Revenue per shipment	31.0%	4.9%

Shipments per day	30.6%	(4.9%)

ArcBest segment revenues totaled $1.3 billion and $779.1 million in 2021 and 2020, respectively. The 66.9% increase in 2021 revenues, compared to 2020, reflects a 31.0% increase in revenue per shipment associated with higher market prices resulting from tight market capacity and a 30.6% increase in shipments per day (excluding managed transportation shipments) due to strong customer demand for our expedite and truckload services. The acquired operations of MoLo added $120.3 million in truckload brokerage revenues for 2021 and positively impacted the increases in revenue per shipment and shipments per day for 2021. Customers’ growing need for comprehensive, managed logistics solutions also contributed to the year-over-year revenue increase. Lower moving services revenue partially offset the revenue increase in 2021, due to the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021. During 2020, ArcBest segment revenues were negatively impacted by a reduction in demand as a result of the COVID-19 pandemic, primarily in the second quarter of 2020, while business levels recovered in the second half of 2020 and revenues were positively impacted by tighter truckload capacity which continued in 2021.

Third-party capacity, particularly for truckload services, has been relatively volatile in recent years and supply chains have been disrupted due to the impact of the COVID-19 pandemic. More available truckload capacity, combined with a softer economic environment throughout 2019 and the first quarter of 2020, resulted in a market-driven reduction in pricing for many services of the ArcBest segment. The negative impact of the COVID-19 pandemic on demand for transportation and logistics services during the second quarter of 2020 resulted in a further decline in market pricing. Market pricing improvement which began in the second half of 2020 has continued throughout 2021, due to the impact of capacity constraints in the industry. Significant changes in market capacity, such as those experienced during 2020 and 2021, impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. There can be no assurance that the strong pricing environment we have experienced since the second half of 2020 will continue.

Operating income totaled $46.4 million and $9.7 million in 2021 and 2020, respectively, with the improvement primarily reflecting the increases in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand for expedite services in 2021 and contributed to the segment’s operating income improvement, compared to 2020. Operating results for 2021 also benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business, as previously mentioned, contributing 0.5 percentage points to the segment’s operating ratio.

The segment’s operating income was also impacted by changes in operating expenses as discussed in the following paragraphs.

The segment’s purchased transportation costs increased by 1.0 percentage point as a percentage of revenue for 2021, compared to 2020. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers for the total segment during 2021, compared to 2020. Purchased transportation costs of MoLo since the acquisition date impacted the segment’s operating expenses as a percentage of revenue for 2021. The acquired operations of MoLo are expected to continue operating at breakeven levels through most of 2022, which negatively impacts the segment’s comparison of changes in purchased transportation relative to revenue changes. Earnings accretion (before purchase accounting amortization) on the MoLo business is expected to begin in fourth quarter 2022.

The operating income improvement for 2021 was partially offset by higher operating expenses due to increased business levels and growth initiatives, including investments in technology; increased wages and costs to manage higher shipment volumes; higher nonunion healthcare costs; and higher expenses for certain performance-based incentive plans, including long-term nonunion incentive plans impacted by shareholder returns relative to peers. These higher expenses contributed to the $41.2 million increase in shared service costs in 2021, compared to 2020. However, shared service costs as a percentage of revenue decreased 1.6 percentage points in 2021, compared to 2020, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

Depreciation and amortization and other expenses as a percentage of revenue decreased 0.4 and 0.5 percentage points, respectively, in 2021, compared to 2020. The decrease in these expenses as a percentage of revenue in 2021, compared to 2020, was influenced by the effect of higher revenues. Other expenses remained consistent with prior year levels and depreciation and amortization increased $1.7 million in 2021, due to the amortization of intangible assets associated with the MoLo acquisition. Intangible asset amortization, primarily reflecting purchase accounting amortization, is expected to total $12.9 million in 2022, compared to $5.3 million in 2021.

FleetNet Segment

FleetNet revenues totaled $254.1 million and $205.0 million in 2021 and 2020, respectively. The 23.9% increase in revenues in 2021, compared to 2020, was driven by higher service event volumes and increases in revenue per event for roadside and preventative maintenance services. FleetNet’s results reflect higher demand for its services compared to 2020, when business levels were impacted by a reduction in miles driven by customers as a result of the COVID-19 pandemic, primarily in the second quarter of 2020. The increase in roadside service event volumes was also impacted by a higher number of events from customers who experienced an increase in e-commerce business.

FleetNet’s operating income was $4.5 million and $3.4 million in 2021 and 2020, respectively. FleetNet’s operating income margins during 2021 benefited from increases in revenue per event which outpaced the increased costs.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our Asset-Light businesses, because it excludes amortization of acquired intangibles and software, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2021	2020	2019

ArcBest Segment
Operating Income (Loss)(1)	$46,397	$9,655	$(20,189)
Depreciation and amortization(2)	11,387	9,714	11,344
Asset impairment(3)	—	—	26,514
Adjusted EBITDA	$57,784	$19,369	$17,669

FleetNet Segment
Operating Income(1)	$4,544	$3,367	$4,806
Depreciation and amortization(2)	1,661	1,622	1,341
Adjusted EBITDA	$6,205	$4,989	$6,147

Total Asset-Light
Operating Income (Loss)(1)	$50,941	$13,022	$(15,383)
Depreciation and amortization(2)	13,048	11,336	12,685
Asset impairment(3)	—	—	26,514
Adjusted EBITDA	$63,989	$24,358	$23,816
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. For the ArcBest segment, includes amortization of acquired intangibles of $5.3 million, $3.7 million, and $4.2 million in 2021, 2020, and 2019, respectively, and amortization of acquired software of $1.0 million in 2019.
(3)	Asset impairment in 2019 represents the previously discussed noncash charge related to a portion of the segment’s goodwill, customer relationship intangible assets, and revenue equipment.

Current Economic Conditions

Economic conditions, which were negatively impacted by the COVID-19 pandemic during 2020, improved during 2021 despite the continued challenges to business operations and supply chains. During the first quarter of 2021, certain COVID-19 vaccines were approved by the U.S. Food and Drug Administration for emergency use and began to be rolled out to qualified individuals. Vaccinations and other health and safety measures implemented in response to the pandemic slowed the spread of COVID-19 in many geographical areas and lessened the severity of COVID-related restrictions throughout portions of the United States. The surge in the Delta and Omicron variants, which became dominant in July 2021 and December 2021, respectively, increased the uncertainty of the future impact of the COVID-19 pandemic on the economy, global supply chains, and business operations.

Economic indicators improved in 2021, compared to the prior year which was negatively impacted by the COVID-19 pandemic. Unemployment rates have improved since the 14.7% high reached in April 2020, and the January 2022 unemployment rate was 4.0%, versus 6.3% for the same period of 2021. The U.S. real gross domestic product (the “real GDP”) has continued to grow since the second quarter of 2020, when the National Bureau of Economic Research declared that a recession began in the United States in February 2020. According to the second estimate released by the Bureau of Economic Analysis on February 24, 2022, real GDP increased at an annual rate of 7.0% for fourth quarter 2021. Other recent economic measures have indicated continued growth in the economy, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (the “PMI”) and the Industrial Production Index issued by the Federal Reserve. The Industrial Production Index increased at an annual rate of 4.0% for fourth quarter 2021. In December 2021, total industrial production in December 2021 was 0.6% above its pre-pandemic level in February 2020. The PMI, which is a leading indicator for economic activity in the freight transportation and logistics industry, was 58.8% for December 2021, compared to 60.7% in December 2020. The December 2021 PMI indicates continued economic expansion in the manufacturing sector for the 19th month in a row after the contraction in April 2020. Manufacturing and trade inventory levels relative to sales levels remain low and within a range we consider optimal for freight demand, although there can be no assurance that the economic environment, including the impact of the COVID-19 pandemic, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions and the potential continued impact of the COVID-19 pandemic on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Global supply chain disruptions and component shortages, due in part to closure of suppliers’ and manufacturers’ operations during the COVID-19 pandemic as well as strong demand in recent quarters, have led to shortages of parts and products pushing costs higher across a broad array of consumer goods. Despite early signs that the inventory depletion may be moderating, the consumer price index (“CPI”) rose 7.5% in January 2022 from January 2021, representing the largest year-over-year increase in the annual inflation rate in 40 years. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business.

Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to customers influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

Generally, inflationary increases in labor and operating costs regarding our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods.

The impact of supply chain disruptions and component shortages have limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other GHG emissions and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of our equipment emissions, we have included the purchase of a small number of Class 8 electric tractors in our capital expenditures plans for 2022. These electric tractors are significantly more expensive than new diesel tractors, and we expect the cost of our equipment to comply with more stringent emissions standards, as well as our fuel and maintenance costs, will continue to increase in future periods. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K.

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

Cybersecurity, Data Privacy, and Information Technology

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including ransomware attacks, other cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we may develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. In response to the health and safety risks posed by the COVID-19 pandemic and in an effort to mitigate the spread of COVID-19, we transitioned a significant portion of our office personnel to remote work arrangements during 2020, and many of these employees are still working remotely, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

This Liquidity and Capital Resources section of MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	Year Ended December 31
	2021	2020	2019

	(in thousands)
Cash and cash equivalents(1)	$76,620	$303,954	$201,909
Short-term investments(2)	48,339	65,408	116,579
Total(3)	$124,959	$369,362	$318,488
(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)	Short-term investments consist of certificates of deposit and U.S. Treasury securities.
(3)	Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. U.S. Treasury securities are recorded at amortized cost plus accrued interest. At December 31, 2021, 2020, and 2019, cash, cash equivalents, and short-term investments of $42.6 million, $156.4 million, and $66.2 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Cash, cash equivalents, and short-term investments decreased $244.4 million from December 31, 2020 to December 31, 2021. During 2021, cash and cash equivalents, short-term investments, and cash provided by operations were used to fund $239.4 million in initial cash consideration for the acquisition of MoLo; repay $121.9 million of long-term debt (net of borrowings on our financing arrangements of $50.0 million); fund $108.1 million of treasury stock repurchases and a forward contract for an accelerated share repurchase agreement; fund $44.6 million of capital expenditures, net of proceeds from asset sales (and an additional $59.7 million of certain Asset-Based revenue equipment was financed with notes payable); invest $25.0 million in the Series B Preferred offering of Phantom Auto; fund $20.1 million of internally developed software; and pay dividends of $8.1 million on common stock.

Our cash provided by operating activities during 2021 was $323.5 million, a $117.5 million increase compared to $206.0 million of cash provided by operating activities during 2020. Net income increased by $142.4 million in 2021, compared to 2020. The increase in net income includes a $6.9 million gain on the sale of the labor services subsidiary of ArcBest segment’s moving business during the second quarter of 2021 and a $6.1 million increase in gains on the sale of property and equipment for 2021, compared to 2020, primarily related to the sale of unutilized property in the Asset-Based segment. Changes in operating assets and liabilities, excluding income taxes, resulted in a $15.2 million reduction of cash provided by operations, compared to the prior year. Due to the impact of higher business levels in 2021, the increase in accounts receivable for 2021 was higher than the increase in 2020, resulting in a decrease in cash provided by operating activities. This decrease in cash flows was partially offset by increases in accounts payable and accrued expenses in 2021, related to the impact of higher business levels, along with higher balances accrued for the union profit-sharing bonus and certain nonunion performance-based incentive plans (including our long-term incentive plans which are impacted by shareholder returns relative to peers), which exceeded the increases in these balances in 2020. Cash provided by operating activities also reflected federal, state, and foreign income tax payments, net of refunds, of $58.1 million in 2021, compared to $15.3 million in 2020.

Financing Arrangements

We have a revolving credit facility (the “Credit Facility”) under our Third Amended and Restated Credit Agreement (the “Credit Agreement”) that has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. We have the option to request additional revolving commitments or incremental term loans thereunder of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Credit Facility matures on October 1, 2024 with interest payments paid monthly and principal paid at maturity. Future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus anticipated applicable margin. As of December 31, 2020, we had $70.0 million outstanding under our Credit Facility. We borrowed $50.0 million and repaid $70.0 million under the Credit Facility during 2021. As of December 31, 2021, we had $50.0 million outstanding under our Credit Facility. In February 2022, we borrowed $65.0 million under our Credit Facility, including $10.0 million of borrowings under our swing line facility.

We amended our accounts receivable securitization program in June 2021. The amendment extended the maturity date of this program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million, and increased the amount of additional borrowings we may request under the accordion feature from $25.0 million to $100.0 million, subject to certain conditions. As of December 31, 2021, we had $40.0 million available under our accounts receivable securitization program, as reduced for our standby letters of credit issued under the program.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. Payments under our notes payable due within one year totaled $54.3 million and the obligation for notes payable recognized in our consolidated balance sheet totaled $175.5 million as of December 31, 2021.

See Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements and presentation of the scheduled maturities of our long-term debt obligations.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. In addition to the obligations discussed within the preceding Financing Arrangements section, we have contractual obligations as described in the following paragraphs. Certain contractual obligations are also further disclosed in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2021, future minimum rental commitments under these operating leases total $208.1 million, net of executory costs such as insurance, maintenance, and taxes. Operating lease payments due within one year total $25.6 million.

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. As of December 31, 2021, estimated projected payments, net of retiree premiums, related to postretirement health benefits total $0.6 million for the next year and $6.6 million for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $17.0 million as of December 31, 2021.

We have purchase obligations consisting of authorizations to purchase and binding agreements with vendors relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2021. These purchase obligations totaled $78.8 million as of December 31, 2021, with $73.5 million expected to be paid within the next year. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

ABF Freight has a withdrawal liability that was triggered when its multiemployer pension plan obligation with the New England Teamsters Trucking Industry Pension Fund was restructured under a transition agreement in 2018. As of December 31, 2021, payments due within one year under the withdrawal liability settlement total $1.6 million and total payments, which are due over the next 20 years, total $31.4 million. As of December 31, 2021, the outstanding withdrawal liability recognized in the consolidated balance sheet for this obligation totaled $20.8 million. ABF Freight contributes to other multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2021	2020	2019

	(in thousands)
Capital expenditures, gross including notes payable(1)	$118,112	$105,051	$160,684
Less financing from notes payable and finance lease obligations	59,700	61,803	70,372
Capital expenditures, net of notes payable and finance leases	58,412	43,248	90,312
Less proceeds from asset sales	13,815	13,348	13,490
Total capital expenditures, net	$44,597	$29,900	$76,822
(1)	Our actions during 2020 to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business included a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million. Actual capital expenditures in 2021 fell below our estimates due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by parts shortages and manufacturing disruptions.

For 2022, our total capital expenditures, including amounts financed, are estimated to range from $270.0 million to $290.0 million, net of asset sales. These 2022 estimated net capital expenditures include revenue equipment purchases of $160.0 million, primarily for our Asset-Based operations, including tractor purchases which were delayed in 2021 and carried over to our 2022 planned expenditures. As previously mentioned in Environmental and Legal Matters within the Results of Operations section of MD&A, our revenue equipment purchases also include a small number of Class 8 electric tractors that are expected to arrive in the second half of 2022. The remainder of our 2022 expected capital expenditures includes investments above historical annual levels in real estate and facility upgrades to support our growth plans, as well as technology investments across the enterprise. We have the flexibility to adjust certain planned 2022 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be in a range of $125.0 million to $130.0 million in 2022. The amortization of intangible assets is estimated to be approximately $13.0 million in 2022, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the effects of the ongoing COVID-19 pandemic, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Cash, cash equivalents, and short-term investments totaled $125.0 million at December 31, 2021. We generated $323.5 million, $206.0 million, and $170.4 million of operating cash flow during 2021, 2020, and 2019, respectively. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, at December 31, 2021. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; pay contingent consideration related to the MoLo acquisition as it is earned; and repay amounts due under our financing arrangements over the next 12 months and for the foreseeable future. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

As previously discussed in Asset-Light Operations within the Results of Operations section of MD&A, our acquisition of MoLo closed on November 1, 2021. We funded the $239.4 million total of initial purchase price and net working capital adjustments with available cash reserves. The Merger Agreement is subject to certain post-closing adjustments which were estimated at closing and provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of a target earnout of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.

In November 2021, we invested $25.0 million in the Series B Preferred offering of Phantom Auto, the leading provider of human-centered remote operation software. This investment, which is recorded in other long-term assets, aligns with our long-term goals and complements our existing innovation pipeline, technology roadmap, and partnerships. We expect our costs related to innovative technology initiatives, including our freight handling pilot test program at ABF Freight and our investment in human-centered remote operation software to approximate $38 million in 2022, compared to $32.8 million in 2021. The investment in Phantom Auto and remote operations technology utilization is further discussed in Item 1 (Business) of Part I of this Annual Report on Form 10-K.

During 2021, we continued to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On January 28, 2022, our Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2022. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

On November 2, 2021, we entered into a fixed dollar accelerated share repurchase (“ASR”) program with a third-party financial institution to effect an accelerated repurchase of $100.0 million of our common stock. As of December 31, 2021, 709,287 shares were purchased under the ASR for $75.0 million. The remaining $25.0 million under the forward contract was settled in January 2022 with the purchase of 214,763 shares. In addition to the ASR, we have a program (the “existing share repurchase program”) in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During 2021, we purchased 126,289 shares of our common stock for an aggregate cost of $8.1 million, leaving $41.9 million available for repurchase under the existing share repurchase program as of December 31, 2021. The ASR and the existing share repurchase program are discussed further in Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Credit Facility, accounts receivable securitization program, and interest rate swap agreements utilize interest rates based on LIBOR. LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it did not plan to persuade or compel banks to submit to LIBOR beyond the end of 2021. Subsequent to that announcement, the ICE Benchmark Administration Limited (IBA), the authorized and regulated administrator of LIBOR, announced it intends to continue to publish LIBOR settings for certain US Dollar LIBOR tenors through June 30, 2023. Our Credit Agreement provides for the use of an alternate rate of interest in accordance with the provisions of the agreement. It is our understanding that replacement of LIBOR with an alternative reference in determining the interest rate under our borrowing arrangements will not have a significant impact on our cost of borrowing; however, there can be no assurances in this regard, as the new rates resulting from the replacement of LIBOR in our borrowing arrangements may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Financial Instruments

We have interest rate swap agreements in place which are discussed in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $261.5 million from December 31, 2020 to December 31, 2021, reflecting the addition of trade accounts receivable related to the MoLo acquisition and higher business levels in December 2021 compared to December 2020.

Goodwill and Intangible Assets, Net

Goodwill increased $212.0 million and net intangible assets increased $71.6 million from December 31, 2020 to December 31, 2021, primarily due to the acquisition of MoLo. The MoLo acquisition is discussed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Accounts Payable

Accounts payable increased $140.5 million from December 31, 2020 to December 31, 2021, primarily due to the addition of trade payables related to the MoLo acquisition and increased business levels in December 2021 compared to December 2020.

Accrued Expenses

Accrued expenses increased $59.1 million from December 31, 2020 to December 31, 2021, primarily due to increases in accruals for the union profit-sharing bonus and certain nonunion performance-based incentive plans and the timing effect on wage accruals at December 31, 2021, compared to December 31, 2020. Higher accrued balances were also related to increased workers’ compensation and third-party casualty insurance costs, primarily due to an increase in claims activity in excess of net payments for 2021.

INCOME TAXES

This Income Taxes section of MD&A generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our effective tax rate was 23.0% and 23.1% of pre-tax income for 2021 and 2020, respectively. The rates for 2021 and 2020 were impacted by the recognition of federal research and development tax credits of which $2.0 million were recognized in 2021 and $2.1 million were recognized in 2020. Additionally, a portion of the difference in the rates for 2021 and 2020 results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, non-deductible expenses, adjustments to valuation allowances on deferred taxes, adjustments to uncertain tax positions, and the settlement of share-based payment awards. The settlement of share-based awards resulted in a tax benefit of $6.1 million in 2021 versus a tax expense of $0.4 million in 2020. The difference between our effective rate and the federal statutory rate for 2020 was also impacted by the passage of The Further Consolidated Appropriations Act, 2020 in December 2019, which retroactively reinstated the alternative fuel tax credit that previously expired on December 31, 2017, for 2018 and 2019 and extended it through December 31, 2020. As a result, in 2020 we recognized alternative fuel tax credits of $1.3 million.

For 2021, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits or deficiencies recognized in the income statement upon settlement of share-based payment awards, caused our full year 2021 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

We had net deferred tax liabilities after valuation allowances of $59.4 and $66.2 million at December 31, 2021 and 2020, respectively. Valuation allowances for deferred tax assets totaled $2.2 million, $1.3 million, and $0.7 million at December 31, 2021, 2020, and 2019, respectively. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $0.8 million and $0.4 million at December 31, 2021 and 2020, respectively. At December 31, 2021, we had gross state net operating loss carryforwards of $19.3 million. These state net operating loss carryforwards were reserved by valuation allowances of $1.1 million, and there were additional valuation allowances of $0.2 million related to state research and development tax credits and less than $0.1 million related to state interest expense carryforwards at December 31, 2021. Due to taxable income, there is no need for a valuation allowance on federal net operating loss carryforwards at December 31, 2021. The need for additional valuation allowances is continually monitored by management.

At December 31, 2021, a reserve for uncertain tax positions of $0.9 million was established related to credits taken on federal returns. There was no reserve for uncertain tax positions at December 31, 2020.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2021, taxable income exceeded financial reporting income, and for the year ended December 31, 2020, financial reporting income exceeded taxable income.

We made $77.5 million of federal, state, and foreign tax payments during the year ended December 31, 2021 and received refunds of $19.4 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2022 due primarily to the effect of 100% expensing of qualified depreciable assets in 2019 through 2022 as allowed under the Tax Reform Act. However, in the event we were to become unprofitable, net operating loss carrybacks allowed under the provisions of the Tax Reform Act could be limited in certain circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The accounting policies and estimates that are “critical” to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described as follows.

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

Receivable Allowance

We estimate our allowance for credit losses based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Management believes this methodology to be reliable in estimating the allowances for credit losses and revenue adjustments (collectively our receivable allowance). Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. A 10% increase in the estimate of allowances for credit losses and revenue adjustments would have decreased 2021 operating income by $1.3 million on a pre-tax basis.

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

Business Combinations

We use the acquisition method of accounting for business combinations, which generally requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree over the fair value of the identifiable net assets acquired, is recorded as goodwill.

We acquired MoLo on November 1, 2021. Terms of the transaction included initial consideration paid at closing of $239.4 million, net of cash acquired, subject to certain post-closing adjustments, and contingent consideration based on achievement of certain targets of adjusted earnings before interest, taxes, depreciation, and amortization adjusted for certain items pursuant to the merger agreement for years 2023 through 2025. We funded the initial purchase price with cash on hand. As described in the “Contingent Consideration” section below, the fair value of the contingent consideration at the acquisition date of $93.7 million is included in the purchase consideration of the acquisition.

The preliminary purchase price allocation for the MoLo acquisition included $76.9 million of intangible assets primarily related to customer relationships and $214.0 million of goodwill, with the remainder of the total consideration primarily allocated to working capital and property, plant and equipment. We utilized the assistance of an independent third-party firm to assist in the measurement of the fair values of the intangible assets as of the acquisition date. Significant inputs into the valuation of intangible assets include projected cash flows attributable to the intangible asset, the discount rate and estimated cost to recreate the asset, as applicable. The purchase price allocation is preliminary as of December 31, 2021 and is subject to finalization of the valuation of intangible assets and net working capital amounts. Adjustments to the preliminary purchase price allocation identified up to one year from the acquisition date are adjusted through goodwill.

Contingent Consideration

We record the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration. The fair value of the contingent consideration liability for the MoLo acquisition was determined with the assistance of an independent third-party valuation firm who utilized a Monte Carlo simulation with Level 3 inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 9.0% as of December 2021. As of December 31, 2021, the fair value of the outstanding contingent consideration of $93.7 million related to the acquisition of MoLo was recorded in other long-term liabilities. A 100 basis point decrease in the discount rate would increase the liability by $4.2 million.

The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. Inputs that could impact the measurement of contingent consideration include revised projections of earnings before interest, taxes, depreciation and amortization; changes in the discount rate due to changes in market interest rates, equity valuations and other factors; and changes in volatility factors based on equity market conditions; and other relevant factors.

Goodwill and Intangible Assets

Our consolidated goodwill balance of $300.3 million at December 31, 2021 is primarily related to acquisitions in the ArcBest segment, including preliminary goodwill totaling $214.0 million related to the November 2021 MoLo acquisition. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances was performed as of October 1, 2021. The evaluation includes an analysis of qualitative factors to determine if it is more likely than not the fair value of the reporting unit is less than its carrying value. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is performed and compared to the carrying value to determine if the reporting unit is impaired and measure impairment loss, if any. For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

Our assessment of the qualitative factors as of October 1, 2021 determined it was not more likely than not that the fair values of the reporting units were less than the carrying value. Key qualitative considerations included the operating performance of the reporting units compared to prior periods and prior year forecast, macroeconomic conditions, industry considerations and the market capitalization of the Company.

Our indefinite-lived intangible assets, which include the Panther Premium Logistics trade name, totaled $32.3 million as of December 31, 2021. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We assessed impairment of the indefinite-lived intangible asset qualitatively as of October 1, 2021 and determined no indicators of impairment were present.

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

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2021 and 2020, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $109.5 million and $97.6 million at December 31, 2021 and 2020, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2021 expense for workers’ compensation and third-party casualty claims by approximately $5.1 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. There are no accounting pronouncements which have been issued but are not yet effective that would have a material impact on our current financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. Market risks associated with the potential continued economic impacts of the COVID-19 pandemic remain uncertain. Further discussion of risks related to the impact of COVID-19 on our business can be found in Item 1A (Risk Factors) included in Part I of this Annual Report on Form 10-K.

Interest Rate Risk

At December 31, 2021 and 2020, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $125.0 million and $369.4 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.4% in 2021 and 0.9% in 2020. Interest income was $1.3 million, $3.6 million, and $6.5 million in 2021, 2020, and 2019, respectively.

Under our Credit Agreement, as further described in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we have a Credit Facility which has an initial maximum credit amount of $250.0 million, including a swing line facility in the aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. In the second quarter of 2021, we repaid $20.0 million of borrowings under our Credit Facility. As of December 31, 2021, we had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility. Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Credit Agreement).

We have an interest rate swap agreement with a $50.0 million notional amount that started on January 2, 2020 with a maturity date of June 30, 2022. We also have an interest rate swap agreement with a $50.0 million notional amount which will start on June 30, 2022 and will mature on October 1, 2024. The interest rate swap agreements require us to pay interest of 1.99% through June 30, 2022 to the counterparty in exchange for receipts of one-month LIBOR interest payments, and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.12% assuming the margin currently in effect on the Credit Facility as of December 31, 2021. After June 30, 2022 through October 1, 2024, we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% throughout the remaining term of the agreement, and will effectively convert $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of our Credit Facility as of December 31, 2021. Amounts borrowed under our Credit Facility in excess of the $50.0 million notional amount, if any, are exposed to changes in market interest rates as defined by the Credit Agreement.

In the second quarter of 2021, we amended and restated our accounts receivable securitization program. The amendment extended the maturity date from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million, and increased the amount of additional borrowings the Company may request under the accordion feature from $25.0 million to $100.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. Our accounts receivable securitization program is further described in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We also have notes payable arrangements to finance the purchase of certain revenue equipment, other equipment, and software as disclosed in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, we could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

The following table provides information about our Credit Facility, interest rate swap, accounts receivable securitization program, and notes payable obligations as of December 31, 2021 and 2020. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair values of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2021 and 2020. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2021		2020
								Fair		Fair
	2022	2023	2024	2025	2026	Thereafter	Total	Value	Total	Value

	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$50,614	$48,025	$43,406	$22,407	$10,786	$292	$175,530	$175,937	$214,216	$217,226
Weighted-average interest rate	2.44%	2.36%	2.24%	2.05%	2.06%	2.29%
Variable-rate debt:
Credit Facility	$—	$—	$50,000	$—	$—	$—	$50,000	$50,000	$70,000	$70,000
Projected interest rate	1.61%	2.43%	2.74%	—%	—%	—%
Interest rate swap(1)
Fixed interest payments	$635	$233	$176	$—	$—	$—
Fixed interest rate	1.99%	0.43%	0.43%	—%	—%	—%
Variable interest receipts	$244	$646	$596	$—	$—	$—
Projected interest rate	0.49%	1.31%	1.61%	—%	—%	—%
(1)	Our interest rate swaps are recorded at fair value in other long-term liabilities and other long-term assets in the consolidated balance sheet, as applicable. The total fair value of the interest rate swaps was a net asset of $0.4 million and a liability of $1.6 million at December 31, 2021 and 2020, respectively.

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

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2021 and 2020, we had cash, cash equivalents, and short-term investments totaling $42.6 million and $156.4 million, respectively, which were not either FDIC insured or direct obligations of the U.S. government.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $26.9 million and $24.1 million at December 31, 2021 and 2020, respectively. A 10% change in market value of these investments would have a $2.7 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2021 and 2020.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 5% of total consolidated revenues for both 2021 and 2020. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Insurance reserves

Description of the Matter

At December 31, 2021, the Company’s aggregate insurance reserves accrual was $109.5 million, which is related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts (recognized at the time of the incident based on the nature and severity of the claim) plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed with the assistance of a third-party actuarial specialist.

Auditing the Company's insurance reserves is complex as it includes significant measurement uncertainty associated with the estimate, involves the application of significant management judgment, and employs the use of various actuarial methods. In addition, the estimate for insurance reserves is sensitive to significant management assumptions, including the frequency and severity assumptions used to derive the computation of the IBNR reserve and loss development factors for reported claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the insurance reserves process, including management’s assessment of the assumptions and data underlying the IBNR reserve estimate.

To evaluate the insurance reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s actuarial specialist by performing test of details over a representative sample. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied and significant assumptions used in determining the estimated reserve. We compared the Company’s reserve amount to an estimated range that our actuarial specialist developed based on independently selected assumptions.

Accounting for the MoLo Solutions, LLC acquisition

Description of the Matter

During 2021, the Company acquired MoLo Solutions, LLC (MoLo) for a cash payment at closing of $239.4 million, subject to certain post-closing adjustments, and a potential earnout for which the payment at 100% of target would be $215 million, as disclosed in Note D to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for the MoLo acquisition was complex due to the significant judgment required to estimate certain assumptions affecting the fair value of the acquired intangible assets and resulting goodwill of $76.9 million and $214 million, respectively, and the contingent consideration liability of $93.7 million. The significant assumptions used in the valuation of intangible assets included discount rates and certain assumptions forming the basis of forecasted revenue and earnings, among others. The Company used the assistance of a third-party valuation specialist to develop a Monte Carlo model to measure the fair value of the contingent consideration. The significant assumptions used in the model included forecasted results, volatility and discount rate, among others. These significant assumptions are forward looking and could be affected by future economic and market conditions.

We obtained an understanding of and tested the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of consideration transferred and intangible assets acquired, including management review controls over the valuation models and underlying assumptions used to develop such estimates.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, compared assumptions used to value similar assets in other acquisitions, compared historical results of the acquired business and other guideline companies within the same industry, and performed procedures to reconcile the prospective financial information with other prospective financial information prepared by the Company. We involved our valuation specialists to assist in our evaluation of the valuation methodology and significant assumptions including discount rates, among others. To test the fair value of the contingent consideration liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We performed procedures to test the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation model and testing of significant assumptions, including volatility and discount rate, among others.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Tulsa, Oklahoma
February 25, 2022

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2021	2020

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,620	$303,954
Short-term investments	48,339	65,408
Accounts receivable, less allowances (2021 – $13,226; 2020 – $7,851)	582,344	320,870
Other accounts receivable, less allowances (2021 – $690; 2020 – $660)	13,094	14,343
Prepaid expenses	40,104	37,774
Prepaid and refundable income taxes	9,654	11,397
Other	5,898	4,422
TOTAL CURRENT ASSETS	776,053	758,168
PROPERTY, PLANT AND EQUIPMENT
Land and structures	350,694	342,178
Revenue equipment	980,283	916,760
Service, office, and other equipment	251,085	233,810
Software	175,989	163,193
Leasehold improvements	16,931	15,156
	1,774,982	1,671,097
Less allowances for depreciation and amortization	1,079,061	992,407
PROPERTY, PLANT AND EQUIPMENT, net	695,921	678,690
GOODWILL	300,337	88,320
INTANGIBLE ASSETS, net	126,580	54,981
OPERATING RIGHT-OF-USE ASSETS	106,686	115,195
DEFERRED INCOME TAXES	5,470	6,158
OTHER LONG-TERM ASSETS	101,629	77,496
TOTAL ASSETS	$2,112,676	$1,779,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$311,401	$170,898
Income taxes payable	12,087	316
Accrued expenses	305,851	246,746
Current portion of long-term debt	50,615	67,105
Current portion of operating lease liabilities	22,740	21,482
TOTAL CURRENT LIABILITIES	702,694	506,547
LONG-TERM DEBT, less current portion	174,917	217,119
OPERATING LEASE LIABILITIES, less current portion	88,835	97,839
POSTRETIREMENT LIABILITIES, less current portion	16,733	18,555
OTHER LONG-TERM LIABILITIES	135,537	37,948
DEFERRED INCOME TAXES	64,893	72,407
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2021: 29,359,597 shares, 2020: 29,045,309 shares	294	290
Additional paid-in capital	318,033	342,354
Retained earnings	801,314	595,932
Treasury stock, at cost, 2021: 4,492,514 shares; 2020: 3,656,938 shares	(194,273)	(111,173)
Accumulated other comprehensive income	3,699	1,190
TOTAL STOCKHOLDERS’ EQUITY	929,067	828,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,112,676	$1,779,008

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2021	2020	2019

	(in thousands, except share and per share data)
REVENUES	$3,980,067	$2,940,163	$2,988,310

OPERATING EXPENSES	3,699,081	2,841,885	2,924,540

OPERATING INCOME	280,986	98,278	63,770

OTHER INCOME (COSTS)
Interest and dividend income	1,275	3,616	6,453
Interest and other related financing costs	(8,904)	(11,697)	(11,467)
Other, net	3,797	2,299	(7,285)
	(3,832)	(5,782)	(12,299)

INCOME BEFORE INCOME TAXES	277,154	92,496	51,471

INCOME TAX PROVISION	63,633	21,396	11,486

NET INCOME	$213,521	$71,100	$39,985

EARNINGS PER COMMON SHARE
Basic	$8.38	$2.80	$1.56
Diluted	$7.98	$2.69	$1.51

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,471,939	25,410,232	25,535,529
Diluted	26,772,126	26,422,523	26,450,055

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.32	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2021	2020	2019

	(in thousands)
NET INCOME	$213,521	$71,100	$39,985

OTHER COMPREHENSIVE INCOME, net of tax

Postretirement benefit plans:
Net actuarial gain, net of tax of: (2021 – $451; 2020 – $513, 2019 – $2,308)	1,300	1,480	6,657
Pension settlement expense, including termination expense, net of tax of: (2021 – $—; 2020 – $23, 2019 – $1,167)	—	66	7,338
Amortization of unrecognized net periodic benefit cost (credit), net of tax of: (2021 – $139; 2020 – $152, 2019 – $314)
Net actuarial (gain) loss	(400)	(437)	931
Prior service credit	—	(1)	(25)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2021 – $534; 2020 – $277, 2019 – $357)	1,507	(782)	(1,007)
Change in foreign currency translation, net of tax of: (2021 – $36; 2020 – $232, 2019 – $194)	102	661	547

OTHER COMPREHENSIVE INCOME, net of tax	2,509	987	14,441

TOTAL COMPREHENSIVE INCOME	$216,030	$72,087	$54,426

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(in thousands)
Balance at December 31, 2018	28,685	$287	$325,712	$501,389	3,098	$(95,468)	$(14,238)	$717,682
Net income				39,985				39,985
Other comprehensive income, net of tax							14,441	14,441
Issuance of common stock under share-based compensation plans	126	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,291)					(1,291)
Share-based compensation expense			9,523					9,523
Purchase of treasury stock					307	(9,110)		(9,110)
Dividends declared on common stock				(8,187)				(8,187)
Balance at December 31, 2019	28,811	288	333,943	533,187	3,405	(104,578)	203	763,043
Adjustments to beginning retained earnings for adoption of accounting standards				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				71,100				71,100
Other comprehensive income, net of tax							987	987
Issuance of common stock under share-based compensation plans	234	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(2,065)					(2,065)
Share-based compensation expense			10,478					10,478
Purchase of treasury stock					252	(6,595)		(6,595)
Dividends declared on common stock				(8,157)				(8,157)
Balance at December 31, 2020	29,045	290	342,354	595,932	3,657	(111,173)	1,190	828,593
Net income				213,521				213,521
Other comprehensive income, net of tax							2,509	2,509
Issuance of common stock under share-based compensation plans	315	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(10,743)					(10,743)
Share-based compensation expense			11,426					11,426
Purchase of treasury stock					836	(83,100)		(83,100)
Forward contract for accelerated share repurchase			(25,000)					(25,000)
Dividends declared on common stock				(8,139)				(8,139)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020	2019

	(in thousands)
OPERATING ACTIVITIES
Net income	$213,521	$71,100	$39,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,864	114,379	108,099
Amortization of intangibles	5,357	4,012	4,367
Pension settlement expense	—	89	8,505
Share-based compensation expense	11,426	10,478	9,523
Provision for losses on accounts receivable	1,466	4,327	1,223
Change in deferred income taxes	(7,589)	7,715	5,411
Asset impairment	—	—	26,514
Gain on sale of property and equipment and lease termination	(8,520)	(2,376)	(5,247)
Gain on sale of subsidiaries	(6,923)	—	—
Changes in operating assets and liabilities:
Receivables	(122,782)	(38,129)	13,720
Prepaid expenses	(1,482)	(7,966)	(4,756)
Other assets	354	2,646	(1,365)
Income taxes	13,136	(1,712)	(8,720)
Operating right-of-use assets and lease liabilities, net	623	756	728
Accounts payable, accrued expenses, and other liabilities	106,064	40,670	(27,623)
NET CASH PROVIDED BY OPERATING ACTIVITIES	323,515	205,989	170,364

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(58,412)	(43,248)	(90,955)
Proceeds from sale of property and equipment	13,815	13,348	13,490
Business acquisition, net of cash acquired	(239,380)	—	—
Proceeds from sale of subsidiaries	9,013	—	—
Purchases of short-term investments	(56,011)	(165,133)	(129,709)
Proceeds from sale of short-term investments	73,182	216,735	120,409
Purchase of long-term investments	(25,350)	—	—
Capitalization of internally developed software	(20,061)	(14,241)	(11,476)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(303,204)	7,461	(98,241)

FINANCING ACTIVITIES
Borrowings under credit facilities	50,000	180,000	—
Borrowings under accounts receivable securitization program	—	45,000	—
Proceeds from notes payable	3,523	—	20,410
Payments on long-term debt	(171,915)	(326,098)	(58,938)
Net change in book overdrafts	(1,957)	6,510	(2,722)
Deferred financing costs	(314)	—	(562)
Payment of common stock dividends	(8,139)	(8,157)	(8,187)
Purchases of treasury stock	(83,100)	(6,595)	(9,110)
Forward contract for accelerated share repurchase	(25,000)	—	—
Payments for tax withheld on share-based compensation	(10,743)	(2,065)	(1,291)
NET CASH USED IN FINANCING ACTIVITIES	(247,645)	(111,405)	(60,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227,334)	102,045	11,723
Cash and cash equivalents at beginning of period	303,954	201,909	190,186
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,620	$303,954	$201,909

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$59,700	$61,803	$70,372
Accruals for equipment received	$1,704	$1,667	$234
Lease liabilities arising from obtaining right-of-use assets	$14,671	$67,819	$32,761

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

The Asset-Based segment represented approximately 62% of the Company’s 2021 total revenues before other revenues and intercompany eliminations. As of December 2021, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which will remain in effect through June 30, 2023.

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

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 4% of its revenues in 2021, 2020, or 2019 or more than 7% of its accounts receivable balance at December 31, 2021 and 2020. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for credit losses and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $8.8 million and $3.6 million at December 31, 2021 and 2020, respectively. During 2021, the allowance for credit losses increased $8.0 million, including $6.5 million related to the allowance assumed in the acquisition of MoLo, and was reduced $2.8 million by write-offs, net of recoveries.

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

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right of use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at fair value and recognize an impairment loss in operating income. At December 31, 2021 and 2020, management was not aware of events or circumstances indicating the Company’s long-lived assets would not be recoverable. For the year ended December 31, 2019, the Company recorded a pre-tax impairment charge of $6.5 million related to long-lived assets within the ArcBest segment.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $0.6 million and $1.1 million are reported within other noncurrent assets as of December 31, 2021 and 2020, respectively.

Business Combinations: The Company uses the acquisition method of accounting for business combinations, which generally requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The excess, if any of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree over the fair value of the identifiable net assets acquired are recorded as goodwill.

On November 1, 2021, the Company acquired MoLo Solutions, LLC (“MoLo”), a Chicago-based truckload freight brokerage company. Terms of the transaction included initial consideration paid at closing of $239.4 million, subject to certain post-closing adjustments which were estimated at closing and will be finalized post-closing, and the potential for additional cash consideration based on achievement of certain targets of adjusted earnings before interest, taxes, depreciation, and amortization as adjusted for certain items pursuant to the merger agreement for years 2023 through 2025 (see Note D).

Contingent Consideration: The Company records the estimated fair value of contingent consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation with Level 3 inputs including volatility factors, projected earnings before interest, taxes, depreciation, and amortization, and the discount rate. As of December 31, 2021, the fair value of the outstanding contingent consideration of $93.7 million related to the acquisition of MoLo was recorded in other long-term liabilities (see Note D). The liability for contingent consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company performs its annual assessment of goodwill impairment as of October 1. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is prepared to measure the amount of goodwill impairment, if any.

Indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Consistent with goodwill, the Company assesses qualitative factors to determine if it is more likely than not that the fair value of indefinite-lived intangible assets is less than its carrying value and performs a quantitative analysis if it is determined it is more likely than not the indefinite-lived intangible is impaired.

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

Long Term Investments: The Company’s long-term investments are recorded in other long-term assets and represent equity investments in private entities without readily determinable fair values. The investments are recorded using the measurement alternative in which the Company’s equity interests are recorded at cost and are adjusted for any impairments or for observable price changes identified in orderly transactions of similar investments of the same issuers. As of December 31, 2021, the carrying amount of these investments totaled $25.0 million.

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $22.6 million and $21.3 million at December 31, 2021 and 2020, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Leases: The Company leases, primarily under operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain facilities and revenue equipment used in the ArcBest segment operations, and certain other office equipment. Finance leases are not material to the consolidated financial statements. The Company also has a small number of subleases and income leases on owned properties that are immaterial to the consolidated financial statements. Right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. For financial reporting purposes, right-of-use assets held under finance leases are amortized over their estimated useful lives on the same basis as owned assets, and leasehold improvements associated with assets utilized under finance or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under finance leases is included in depreciation expense. Obligations under the finance lease arrangements are included in long-term debt.

The Company elected the short-term lease exemption for all classes of assets to include real property, revenue equipment, and service, office, and other equipment. The Company adopted the policy election as a lessee for all classes of assets to account for each lease component and its related non-lease component(s) as a single lease component. In determining the discount rate, the Company uses ArcBest Corporation’s incremental borrowing rate unless the rate implicit in the lease is readily determinable when entering into a lease as a lessee. The incremental borrowing rate is determined by the price of a fully collateralized loan with similar terms based on current market rates.

An assessment is made on or after the effective date of newly signed contracts as to whether the contract is, or contains, a lease at the inception of a contract. The assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period; and (3) whether the Company has the right to direct the use of the asset. The operating right-of-use asset is measured as the initial amount of the operating lease liability, plus any initial direct costs incurred, less any prepayments prior to commencement or lease incentives received. The operating lease liability is initially measured at the present value of the lease payments, discounted using the Company’s secured incremental borrowing rate for the same term as the underlying lease unless the interest rate implicit in the lease is readily determined, then the implicit rate will be used. Lease payments included in the measurement of the lease liability are comprised of the following: (1) the fixed noncancelable lease payments, (2) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (3) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: Termination of the Company’s nonunion defined benefit pension plan was completed in 2019 (as further discussed in Note J). The policy disclosures related to the nonunion defined benefit pension plan within this Note apply to the Company’s accounting for the plan for the periods presented in the consolidated financial statements and related disclosures of this Annual Report on Form 10-K prior to liquidation of the plan as of December 31, 2019.

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

The expense and liability related to the SBP and postretirement health benefit plan, and, prior to termination, the nonunion defined benefit pension plan, are measured based upon a number of assumptions and using the services of a third-party actuary. The discount rates used to discount the plans’ obligations are determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Prior to plan termination, the Company established the expected rate of return on plan assets for the nonunion defined benefit pension plan by considering the historical and expected returns for the plan’s current investment mix. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and, for the postretirement health benefit plan, future increases in health care costs. The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost.

The Company uses December 31 as the measurement date for the SBP, postretirement health benefit plan, and, prior to termination, the nonunion defined benefit pension plan. Plan obligations are also remeasured upon curtailment and upon settlement.

The Company recorded quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements were expected to exceed the estimated total annual interest cost of the plan. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, and the Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Pension settlement expense for the nonunion defined benefit pension plan and SBP is presented in Note J.

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

Accelerated Share Repurchase: On November 2, 2021, the Company entered into a fixed dollar accelerated share repurchase program (“ASR”) with a third-party financial institution to repurchase the Company’s common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under the ASR, the Company paid $100.0 million and received an initial delivery of 709,287 shares valued at $75.0 million based on the closing price of the Company’s common stock on November 2, 2021. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share on the effective date of the ASR. The remaining balance of $25.0 million, which was funded in November 2021, was recorded as a forward equity contract indexed to the Company’s common stock and classified within stockholders’ equity as additional paid-in capital as of December 31, 2021. The balance of the forward equity contract was settled in January 2022 with the delivery of 214,763 shares. The total amount of shares repurchased under the forward equity contract was based on the daily volume-weighted average share price of the Company’s common stock during the term of the ASR, less a negotiated discount. The ASR met all of the applicable criteria for equity classification and, as a result, was not accounted for as a derivative instrument.

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

Effective in 2020, the Company no longer had equity awards that were deemed participating securities. Basic earnings per share is calculated by dividing net income by the daily weighted number of shares of the Company’s common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method. Under this method, the denominator used in calculating diluted earnings per share includes the impact of unvested restricted equity awards.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units (“RSUs”) generally vest at the end of a five-year period following the date of grant for RSUs awarded prior to 2018, at the end of a four-year period following the date of grant for RSUs awarded in 2018 through 2020, and at the end of a three-year period following the date of grant for subsequent awards. Awards granted to non-employee directors typically vest at the end of a one-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares which are subsequently distributed. Effective in 2020, the Company no longer had equity awards which were paid dividends or dividend equivalents during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

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

Adopted Accounting Pronouncements

ASC Topic 740, Income Taxes, was amended to simplify the accounting for income taxes to improve consistency of accounting methods and remove certain exceptions. The amendment was effective for the Company on January 1, 2021, and did not impact the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Management believes there is no new accounting guidance issued but not yet effective that would have a material impact to the Company’s current financial statements.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	December 31	December 31
	2021	2020

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$72,790	$240,687
Variable rate demand notes(1)(2)	230	29,066
Money market funds(3)	3,600	34,201
Total cash and cash equivalents	$76,620	$303,954

Short-term investments
Certificates of deposit(1)	$48,339	$53,297
U.S. Treasury securities(4)	—	12,111
Total short-term investments	$48,339	$65,408
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2021 and 2020, cash, cash equivalents, and short-term investments totaling $42.6 million and $156.4 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2021		2020

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$70,000	$70,000
Notes payable(2)	175,530	175,937	214,216	217,226
New England Pension Fund withdrawal liability(3)	20,769	23,521	21,407	25,523
	$246,299	$249,458	$305,623	$312,749
(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 3.1% and 2.6% at December 31, 2021 and 2020, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of December 31, 2021, the outstanding withdrawal liability totaled $20.8 million, of which $0.7 million and $20.1 million was recorded in accrued expenses and other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$3,600	$3,600	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,848	3,848	—	—
Interest rate swaps(3)	874	—	874	—
	$8,322	$7,448	$874	$—
Liabilities:
Interest rate swaps(3)	$455	$—	$455	$—
Contingent consideration(4)	93,700	—	—	93,700
	$94,155	$—	$455	$93,700

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$34,201	$34,201	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,955	2,955	—	—
	$37,156	$37,156	$—	$—
Liabilities:
Interest rate swaps(3)	$1,622	$—	$1,622	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2021 and 2020 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for an earn-out agreement related to the November 2021 acquisition of MoLo was determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 9.0% as of December 2021. A 100 basis point decrease in the discount rate would increase the liability by $4.2 million. Subsequent changes to fair value as a result of recurring assessments will be recognized in operating income.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets remeasured on a nonrecurring basis at December 31, 2021 or 2020.

NOTE D – ACQUISITION

On November 1, 2021 (the “acquisition date”), the Company acquired MoLo Solutions, LLC (“MoLo”), a Chicago-based truckload freight brokerage company, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated September 29, 2021.  Terms of the transaction included initial consideration paid at closing of $239.4 million, including and subject to certain post-closing adjustments which were estimated at closing and will be finalized post-closing. The Company funded the initial purchase price with cash on hand. The Merger Agreement provides for certain additional cash consideration to be paid by the Company based on the achievement of certain targets of adjusted earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement.

The following table represents the components of the total purchase consideration for the acquisition of MoLo. The Company recorded the estimated fair value of contingent consideration at the acquisition date as a part of the purchase price consideration for the acquisition (see Note B). The purchase consideration is preliminary and is dependent on final post-closing adjustments and completion of a net working capital audit.

Purchase
Consideration
(in thousands)
Net cash consideration, including estimated post-closing adjustments	$239,398
Contingent consideration	93,700
Total purchase consideration	$333,098

The results of MoLo’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements, with the acquired operations included within the ArcBest operating segment (see Note N). The acquisition of MoLo enhances the scale of the Company’s truckload brokerage services by providing additional truckload capacity, support, and expertise in the Company’s Asset-Light operations and increasing cross-selling potential.

The following table summarizes the estimated fair values of the acquired assets and liabilities at the acquisition date. The Company is in the process of making a final determination of acquired assets and liabilities, with remaining matters primarily related to finalization of a net working capital audit, thus, the provisional measurements are subject to change.

Purchase
Allocation
(in thousands)
Accounts receivable, less allowances	$136,522
Prepaid expenses	766
Property and equipment, net	2,309
Operating lease right-of-use assets	844
Intangible assets	76,900
Other assets	323
Total identifiable assets acquired	217,664

Accounts payable	94,909
Accrued expenses and other current liabilities	2,643
Operating lease liabilities	983
Total liabilities	98,535

Total identifiable net assets	119,129
Goodwill	213,969
Net assets acquired	$333,098

The MoLo acquisition has been accounted for as a business combination using the acquisition method of accounting (see Note B). The total purchase consideration to acquire MoLo has been allocated to the assets acquired and liabilities assumed as of November 1, 2021, with the excess purchase price recorded as goodwill. See Note E for further discussion of acquired goodwill and intangible assets. The estimated fair value of accounts receivable acquired was $136.5 million, having a gross contractual amount of $143.0 million as of November 1, 2021 and $6.5 million expected by the Company to be uncollectible.

Operating revenues of $120.3 million and operating loss of $1.2 million, including intangible asset amortization expense, related to MoLo from the acquisition date through December 31, 2021 were included in the accompanying consolidated statements of operations. The Company recognized $6.0 million of acquisition related costs in operating expenses in 2021. For segment reporting purposes, these transaction costs have been reported in “Other and eliminations” (see Note N).

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the MoLo acquisition had occurred on January 1, 2020:

	Year Ended December 31
	2021	2020

	(Unaudited)
	(in thousands, except per share data)

Revenues	$4,488,564	$3,213,722
Income before income taxes	$266,866	$63,622
Net income	$205,728	$48,290
Diluted EPS	$7.68	$1.83

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; adjusting interest expense and interest income for the initial cash consideration and elimination of MoLo debt; recording amortization expense related to the estimated fair value of intangibles acquired; eliminating the gain on debt forgiveness related to MoLo’s Payment Protection Program loan; eliminating transaction expenses related to the acquisition; and recording the related tax effects of these adjustments. The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain business synergies and cost savings may result from the MoLo acquisition, although there can be no assurance these will be achieved. The pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2019 and 2020	$88,320	$87,690	$630
Goodwill acquired(1)	213,969	213,969	—
Goodwill divested(2)	(1,952)	(1,952)	—
Balances at December 31, 2021	$300,337	$299,707	$630

Accumulated impairment at December 31, 2021	$(20,000)	$(20,000)	$—
(1)	Goodwill acquired relates to the acquisition of MoLo (see Note D).
(2)	Goodwill divested due to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021 was determined based on the relative fair value of the business sold to the total fair value of the reporting unit.

The Company performs the annual impairment evaluation of the goodwill balance of its reporting units, each October 1. As of October 1, 2021, the Company’s assessment of qualitative factors, including performance of the reporting units compared to prior periods, macroeconomic factors, industry considerations, and an increase in the Company’s market capitalization, led to a conclusion that goodwill was not impaired. As of October 1, 2020, the annual impairment evaluation determined there was no impairment of the goodwill balance.

As of the October 1, 2019 annual impairment testing, it was determined that the recorded balances of the domestic freight reporting unit within the ArcBest segment exceeded the estimated fair value of the reporting unit. As a result, the Company recorded a noncash goodwill impairment charge of $20.0 million in the ArcBest segment operating expenses for the year ended December 31, 2019. It was also determined that potential impairment indicators existed and an impairment test of the asset groups, including the Company’s finite-lived intangible assets was performed as of October 1, 2019. The

Company recorded a noncash impairment charge of $6.5 million in the ArcBest segment operating expenses for the year ended December 31, 2019 to record the asset group at fair value. Approximately $6.0 million of the impairment was related to customer relationships and an additional $0.5 million was related to revenue equipment. The impairment resulted primarily from underperformance of the truckload and dedicated businesses within the domestic freight reporting unit of the ArcBest segment during 2019. Economic conditions during 2019, including lack of growth in the industrial and manufacturing sectors, tariff impacts of international trade, and higher customer inventory levels, contributed to uncertainty on projected shipment levels for purposes of these accounting assessments.

Intangible assets consisted of the following as of December 31:

		2021			2020
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$100,321	$35,072	$65,249	$52,721	$30,477	$22,244
Other	8	30,335	1,304	29,031	980	543	437
	11	130,656	36,376	94,280	53,701	31,020	22,681
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,956	$36,376	$126,580	$86,001	$31,020	$54,981

The annual impairment evaluation of indefinite-lived intangible assets was performed as of October 1, 2021 and 2020 and it was determined that there was no impairment of the recorded balances.

As of December 31, 2021, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
2022	$12,920
2023	12,826
2024	12,793
2025	12,778
2026	8,671
Thereafter	34,292
Total amortization	$94,280

NOTE F – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2021	2020	2019

	(in thousands)
Current provision:
Federal	$56,451	$10,001	$2,202
State	14,430	3,267	1,813
Foreign	341	413	2,060
	71,222	13,681	6,075

Deferred provision (benefit):
Federal	(6,098)	5,948	4,196
State	(1,554)	1,789	1,221
Foreign	63	(22)	(6)
	(7,589)	7,715	5,411
Total provision for income taxes	$63,633	$21,396	$11,486

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2021	2020	2019

	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets(1)	$1,451	$4,975	$16,255
Amortization of intangibles and impairment	(536)	183	(6,933)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(3,294)	(182)	(1,880)
Revenue recognition	(1,445)	(1,481)	(1,437)
Allowance for credit losses	156	(652)	541
Nonunion pension and other retirement plans	(3)	957	564
Multiemployer pension fund withdrawal	164	157	150
Federal and state net operating loss carryforwards utilized (generated)	(300)	(259)	59
State depreciation adjustments	598	343	(1,302)
Share-based compensation	(984)	(195)	(709)
Valuation allowance increase	911	617	383
Other accrued expenses	(4,097)	1,663	(699)
Prepaid expenses	(788)	1,207	1,782
Operating lease right-of-use assets/liabilities – net	(228)	(13)	(1,049)
Other	806	395	(314)
Deferred tax provision (benefit)	$(7,589)	$7,715	$5,411
(1)

The Tax Cuts and Jobs Act, enacted in December 2017, allowed first year bonus depreciation at 100% for assets placed into service between September 27, 2017 and January 1, 2023. Due to a decrease in the purchase of assets eligible for 100% depreciation, the deferred tax expense related to the tax depreciation expense in excess of book depreciation decreased over the three-year period from 2019 through 2021.

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2021	2020

	(in thousands)
Deferred tax assets:
Accrued expenses	$47,683	$40,502
Operating lease liabilities	30,590	33,933
Supplemental pension liabilities	97	103
Multiemployer pension fund withdrawal	5,247	5,409
Postretirement liabilities other than pensions	4,441	4,871
Share-based compensation	6,755	5,827
Federal and state net operating loss carryovers	1,652	1,353
Revenue recognition	2,778	1,426
Other	266	1,297
Total deferred tax assets	99,509	94,721
Valuation allowance	(2,196)	(1,284)
Total deferred tax assets, net of valuation allowance	97,313	93,437

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	114,999	113,092
Operating lease right-of-use assets	29,403	32,923
Intangibles	6,966	7,520
Prepaid expenses	5,368	6,151
Total deferred tax liabilities	156,736	159,686
Net deferred tax liabilities	$(59,423)	$(66,249)

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2021	2020	2019

	(in thousands, except percentages)
Income tax provision at the statutory federal rate of 21.0%	$58,202	$19,424	$10,809
Federal income tax effects of:
State income taxes	(2,704)	(1,062)	(637)
Nondeductible expenses	3,596	1,395	1,344
Life insurance proceeds and changes in cash surrender value	(866)	(488)	(775)
Alternative fuel credit	—	(1,261)	(2,340)
Net increase in valuation allowances	887	617	382
Net increase (decrease) in uncertain tax positions	854	(933)	(20)
Settlement of share-based compensation	(6,140)	420	388
Nonunion pension termination expense	—	—	1,040
Foreign tax credits generated	(404)	(391)	(2,054)
Federal research and development tax credits	(2,044)	(2,078)	(1,354)
Other	(1,028)	306	(385)
Federal income tax provision	50,353	15,949	6,398
State income tax provision	12,876	5,056	3,034
Foreign income tax provision	404	391	2,054
Total provision for income taxes	$63,633	$21,396	$11,486
Effective tax rate	23.0%	23.1%	22.3%

Income taxes paid, excluding income tax refunds, totaled $77.5 million, $28.6 million, and $28.1 million in 2021, 2020, and 2019, respectively. Income tax refunds totaled $19.4 million, $13.3 million, and $13.1 million in 2021, 2020, and 2019, respectively.

Under ASC Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year. The 2021 tax rate reflects a tax benefit of 2.8%, and the 2020 and 2019 tax rates reflect tax expense of 0.5% and 0.9%, respectively, for settlement of stock awards. The tax benefit of dividends on share-based payment awards was less than $0.1 million for each of the years 2021, 2020, and 2019.

At December 31, 2021, the Company had gross federal net operating loss carryforwards of $1.0 million. Due to taxable income, there is no need for a valuation allowance on these amounts at December 31, 2021, and the related valuation allowance of $0.1 million was removed. At December 31, 2021, the Company had total gross state net operating losses of $19.3 million. Gross state net operating losses of $3.4 million are from the acquisition of Panther Expedited Services, Inc. (“Panther”) and relate to periods ending on or prior to June 15, 2012. State carryforward periods for the remaining Panther net operating losses vary from 10 to 20 years. Gross state net operating losses of $14.8 million are for subsidiaries that have had taxable losses for three or more prior tax years or have other nexus issues that reduce the likelihood of the utilization of the losses. These net operating loss carryforwards have been fully reserved with valuation allowances of $1.1 million and $0.6 million at December 31, 2021 and 2020, respectively. Additional valuation allowances of $0.2 million related to state research and development tax credits were reserved at December 31, 2021 and 2020, and less than $0.1 million related to state interest expense carryforwards was reserved at December 31, 2021.

As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes will be paid at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $0.8 million and $0.4 million at December 31, 2021 and 2020, respectively.

Consolidated federal income tax returns filed for tax years through 2017 are closed by the applicable statute of limitations. The Company is not under examination by any federal, state, or foreign taxing authorities at December 31, 2021.

At December 31, 2021, a reserve for uncertain tax positions of $0.9 million was established related to credits taken on federal returns. There was no reserve for uncertain tax positions at December 31, 2020.

For 2021, 2020, and 2019, interest paid or accrued related to foreign and state income taxes was immaterial.

NOTE G – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Current operating leases have remaining terms of less than 11.1 years, some of which include one or more options to renew, with renewal option terms up to five years. There are no available termination options as of December 31, 2021. The right-of-use assets and lease liabilities as of December 31, 2021 and 2020 do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of December 31, 2021 and 2020 are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in the CPI index, rent payments that are based on usage, and other lease related payments which are subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The components of operating lease expense were as follows:

	Year Ended December 31
	2021	2020	2019

	(in thousands)
Operating lease expense	$26,552	$24,559	$22,291
Variable lease expense	4,128	3,152	3,366
Sublease income	(626)	(398)	(324)
Total operating lease expense(1)	$30,054	$27,313	$25,333
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Year Ended December 31
	2021	2020	2019

	(in thousands)
Noncash change in operating right-of-use assets	$24,023	$21,184	$20,439
Change in operating lease liabilities	(23,400)	(20,428)	(19,711)
Operating right-of-use-assets and lease liabilities, net	$623	$756	$728

Cash paid for amounts included in the measurement of operating lease liabilities	$(25,909)	$(23,810)	$(21,714)

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2021
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$106,686	$106,394	$292

Operating lease liabilities (current)	$22,740	$22,477	$263
Operating lease liabilities (long-term)	88,835	88,810	25
Total operating lease liabilities	$111,575	$111,287	$288

Weighted-average remaining lease term (in years)	6.9
Weighted-average discount rate	2.88%

	December 31, 2020
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$115,195	$114,908	$287

Operating lease liabilities (current)	$21,482	$21,207	$275
Operating lease liabilities (long-term)	97,839	97,828	11
Total operating lease liabilities	$119,321	$119,035	$286

Weighted-average remaining lease term (in years)	6.7
Weighted-average discount rate	3.18%

Maturities of operating lease liabilities at December 31, 2021 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
2022	$25,567	$25,302	$265
2023	19,800	19,775	25
2024	17,414	17,414	—
2025	14,839	14,839	—
2026	11,404	11,404	—
Thereafter	33,750	33,750	—
Total lease payments	122,774	122,484	290
Less imputed interest	(11,199)	(11,197)	(2)
Total	$111,575	$111,287	$288

(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2021 of $85.3 million which will be paid over 10-12 years. The Company plans to take possession of the leased spaces during 2022.

NOTE H – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	December 31	December 31
	2021	2020

	(in thousands)
Credit Facility (interest rate of 1.2%(1) at December 31, 2021)	$50,000	$70,000
Notes payable (weighted-average interest rate of 2.4% at December 31, 2021)	175,530	214,216
Finance lease obligations (weighted-average interest rate of 3.3% at December 31, 2021)	2	8
	225,532	284,224
Less current portion	50,615	67,105
Long-term debt, less current portion	$174,917	$217,119
(1)	The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of December 31, 2021 and 2020.

Scheduled maturities of long-term debt obligations as of December 31, 2021 were as follows:

		Credit	Notes	Finance Lease
	Total	Facility(1)	Payable	Obligations

	(in thousands)
2022	$55,060	$807	$54,251	$2
2023	51,599	1,213	50,386	—
2024	95,675	51,028	44,647	—
2025	22,856	—	22,856	—
2026	10,898	—	10,898	—
Thereafter	293	—	293	—
Total payments	236,381	53,048	183,331	2
Less amounts representing interest	10,849	3,048	7,801	—
Long-term debt	$225,532	$50,000	$175,530	$2
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases at December 31 were included in property, plant and equipment as follows:

	December 31	December 31
	2021	2020

	(in thousands)
Revenue equipment	$241,892	$326,823
Service, office, and other equipment	29,773	26,270
Total assets securing notes payable or held under finance leases	271,665	353,093
Less accumulated depreciation and amortization(1)	88,696	115,424
Net assets securing notes payable or held under finance leases	$182,969	$237,669
(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 2.6% at December 31, 2021. The Company paid interest of $8.7 million, $11.3 million, and $10.9 million in 2021, 2020, and 2019, respectively, net of capitalized interest which totaled $0.5 million, $0.3 million, and $0.2 million for 2021, 2020, and 2019, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed $50.0 million and repaid $70.0 million of borrowings under the Credit Facility during 2021. As of December 31, 2021, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility. In February 2022, the Company borrowed $65.0 million under the Credit Facility, including $10.0 million of borrowings under the swing line facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread; or (ii) at a Eurodollar Rate (as defined in the Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2021.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will mature on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of December 31, 2021. The fair value of the interest rate swap of $0.5 million and $1.4 million was recorded in other long-term liabilities at December 31, 2021 and 2020, respectively.

The Company also has an interest rate swap agreement with a $50.0 million notional amount which will start on June 30, 2022 and mature on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of December 31, 2021. The fair value of the interest rate swap of $0.9 million was recorded in other long-term assets and $0.2 million was recorded in other long-term liabilities at December 31, 2021 and 2020, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at December 31, 2021 and 2020, and the change in the unrealized gain or loss on the interest rate swaps for the years ended December 31, 2021 and 2020 was reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at December 31, 2021.

Accounts Receivable Securitization Program

In the second quarter of 2021, the Company amended and restated its accounts receivable securitization program. The amendment extended the maturity date of the program from October 1, 2021 to July 1, 2024, decreased the amount of available cash proceeds under the facility from $125.0 million to $50.0 million and increased the amount of additional borrowings the Company may request under the accordion feature from $25.0 million to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at December 31, 2021.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2021, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2021 and 2020, the Company had letters of credit outstanding of $10.6 million and $12.3 million, respectively, (including $10.0 million and $11.7 million, respectively, issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2021 and 2020, surety bonds outstanding related to the self-insurance program totaled $50.9 million and $61.7 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $59.7 million and $61.8 million for revenue equipment and other equipment during the year ended December 31, 2021 and 2020, respectively.

Subsequent to December 31, 2021, the Company financed the purchase of an additional $6.2 million of revenue equipment through promissory note arrangements as of late-February 2022.

NOTE I – ACCRUED EXPENSES

	December 31
	2021	2020

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$116,535	$103,898
Accrued vacation pay	52,746	51,728
Accrued compensation, including retirement benefits	110,755	67,690
Taxes other than income	10,225	10,468
Other	15,590	12,962
Total accrued expenses	$305,851	$246,746

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

In November 2017, an amendment was executed to terminate the nonunion defined benefit pension plan with a termination date of December 31, 2017. In September 2018, the plan received a favorable determination letter from the IRS regarding qualification of the plan termination. The plan distributed immediate lump sum benefit payments related to the plan termination in 2018 and 2019. The plan purchased a nonparticipating annuity contract from an insurance company during 2019 to settle the pension obligation related to the vested benefits of plan participants and beneficiaries who were either receiving monthly benefit payments at the time of the contract purchase or who did not elect to receive a lump sum benefit upon plan termination. The remaining benefit obligation for the vested benefits of plan participants who could not be located for payment was transferred to the Pension Benefit Guaranty Corporation (the “PBGC”). Termination of the nonunion defined benefit plan was completed in 2019 and the plan was liquidated as of December 31, 2019.

The Company recognized pension settlement expense as a component of net periodic benefit cost in 2019 related to lump-sum benefit distributions, the nonparticipating annuity contract purchase, and the transfer of the remaining benefit obligation to the PBGC. The pension settlement expense amounts are presented in the tables within this Note. In 2019, an additional $4.0 million pension termination expense (with no tax benefit) was recorded with pension settlement expense in the “Other, net” line of other income (costs) in the consolidated statements of operations. This noncash charge was related to an amount which was stranded in accumulated other comprehensive loss until the nonunion defined benefit pension obligation was settled upon plan termination. The stranded amount originally related to a previous valuation allowance on deferred tax assets for nonunion defined benefit pension liabilities.

The Company has an unfunded supplemental benefit plan (the “SBP”) which was designed to supplement benefits under the Company’s nonunion defined benefit pension plan for designated executive officers. The SBP was closed to new entrants, and a cap was closed on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the accrual of benefits for remaining participants under the SBP was frozen. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2020 and 2019 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense in 2021.

The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees began paying a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which was recorded in accumulated other comprehensive loss and was amortized over approximately nine years. The prior service credit was fully amortized as of December 31, 2020.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$392	$3,236	$18,751	$20,630
Service cost	—	—	192	187
Interest cost	4	9	427	576
Actuarial (gain) loss(1)	(15)	34	(1,736)	(2,027)
Benefits paid	—	(2,887)	(642)	(615)
Benefit obligations, end of year	381	392	16,992	18,751
Change in plan assets
Fair value of plan asset, beginning of year	—	—	—	—
Employer contributions	—	2,887	642	615
Benefits paid	—	(2,887)	(642)	(615)
Fair value of plan assets, end of year	—	—	—	—
Funded status at period end	$(381)	$(392)	$(16,992)	$(18,751)

Accumulated benefit obligation	$381	$392	$16,992	$18,751
(1)	The actuarial gain on the postretirement health benefit plan for 2021 and 2020 is primarily related to the impact of actuarial assumptions on the valuation of plan costs. For 2021, these actuarial assumptions include an increase in the discount rate used to remeasure the plan obligation at December 31, 2021 versus December 31, 2020 and lower actual healthcare premium costs versus the assumed trend rates. For 2020, these actuarial assumptions include lower health care cost trend rates, partially offset by a decrease in the discount rate used to remeasure the plan obligation at December 31, 2020 versus December 31, 2019.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

Current portion of pension and postretirement liabilities	$—	$—	$(640)	$(588)
Pension and postretirement liabilities, less current portion	(381)	(392)	(16,352)	(18,163)
Liabilities recognized	$(381)	$(392)	$(16,992)	$(18,751)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019

	(in thousands)
Service cost	$—	$—	$—	$—	$—	$—	$192	$187	$320
Interest cost	—	—	624	4	9	39	427	576	1,212
Expected return on plan assets	—	—	(31)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	—	(1)	(33)
Pension settlement expense(1)	—	—	4,164	—	89	370	—	—	—
Amortization of net actuarial (gain) loss(2)	—	—	260	9	8	95	(548)	(597)	898
Net periodic benefit cost	$—	$—	$5,017	$13	$106	$504	$71	$165	$2,397
(1)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.
(2)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2021	2020	2019(1)	2021	2020(2)	2019(3)

	(in thousands, except per share data)
Pension settlement distributions	$—	$—	$33,938	$—	$2,887	$937
Pension settlement expense, pre-tax(4)	$—	$—	$4,164	$—	$89	$370
Pension settlement expense per diluted share, net of taxes	$—	$—	$0.12	$—	$—	$0.01
(1)	Pension settlement distributions for 2019 represent $18.4 million of lump-sum benefit distributions, including participant-elected distributions associated with the plan’s termination, a $14.0 million nonparticipating annuity contract purchase, and a $1.5 million transfer of benefit obligations to the PBGC.
(2)	The 2020 SBP distributions include the portion of a benefit related to an officer retirement that occurred in 2019 which was delayed for six months after retirement in accordance with IRC Section 409A.
(3)	The 2019 SBP distribution excludes the portion of the benefit related to an officer retirement which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to the delayed distribution was recognized in 2019.
(4)	For 2019, the presentation of pension settlement expense excludes a $4.0 million noncash pension termination expense which is further described within this Note.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020

Unrecognized net actuarial (gain) loss	$40	$64	$(5,642)	$(4,454)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2021	2020	2021	2020
Discount rate	1.8%	1.1%	2.7%	2.3%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2021	2020	2019(1)	2021	2020	2019	2021	2020	2019
Discount rate	N/A	N/A	3.9%	1.1%	2.4%	3.6%	2.3%	3.1%	4.2%
Expected return on plan assets	N/A	N/A	1.4%	N/A	N/A	N/A	N/A	N/A	N/A
(1)	The discount rate presented was used to determine the first quarter 2019 expense, and the short-term discount rate established upon quarterly settlements in 2019 of 3.8% and 3.7%, was used to calculate the expense for the second and third quarter of 2019, respectively. The expected return on plan assets presented was used to determine nonunion pension expense for first quarter 2019, and no expected return on plan assets was assumed for the second and third quarters of 2019.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2021	2020
Health care cost trend rate assumed for next year(1)	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2033	2032
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully-insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2021 and 2020 are for 2023 and 2022, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2021 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

2022	$—	$640
2023	$—	$633
2024	$—	$584
2025	$—	$605
2026	$—	$642
2027-2031	$424	$3,522

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $1.5 million and $1.8 million were recorded as of December 31, 2021 and 2020, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company that is followed by a termination of the executive. The deferred salary agreement program was closed to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Incentive Plan (see Long-Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2021 and 2020, VSP balances of $3.8 million and $3.0 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all nonunion employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the nonunion 401(k) plans totaled $7.7 million, $4.6 million, and $6.8 million for 2021, 2020, and 2019, respectively. The Company’s matching expense for 2020 was impacted by the cost reduction actions implemented in April 2020 in response to the COVID-19 pandemic, which included suspension of the employer match on the nonunion 401(k) plans for the second quarter of 2020. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $16.8 million, $12.6 million, and $10.9 million in 2021, 2020, and 2019, respectively, related to its discretionary contributions to the nonunion defined contribution 401(k) plans. The increase in expense for 2021 is primarily related to a higher discretionary contribution rate, compared to 2020. Participants are fully vested in the Company’s contributions under the defined contribution 401(k) plans after three years of service.

Long-Term Incentive Compensation Plan

The Company maintains a performance-based Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2021, 2020, and 2019, $28.3 million, $14.2 million, $13.7 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $57.2 million and $55.7 million at December 31, 2021 and 2020, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for certain of the Company’s long-term nonunion benefit plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $4.1 million, $2.3 million, and $3.7 million for 2021, 2020, and 2019, respectively, associated with changes in the cash surrender value and proceeds from life insurance policies.

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

The multiemployer plans to which ABF Freight primarily contributes are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

On March 11, 2021, H.R.1319, the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) was signed into law. The American Rescue Plan Act includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2018 ABF NMFA.

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

Based on the most recent annual funding notices the Company has received, most of which are for plan year ended December 31, 2020 and prior to financial assistance from the Pension Relief Act, approximately 56% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2021 were made to plans that are in “critical and declining status,” including the Central States Pension Plan discussed below, approximately 4% were made to plans that are in “critical status” but not “critical and declining status,” and approximately 4% were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The severity of a plan’s underfunded status, which was prior to financial assistance from the Pension Relief Act, was also considered in the analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2021	2020	Implemented (c)	2021	2020	2019	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$71,045	$68,704	$75,803	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	25,861	23,633	24,860	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,931	13,485	13,907	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	9,553	9,885	10,164	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	Implemented(10)	4,357	4,464	4,802	No

All other plans in the aggregate					22,146	22,023	24,210
Total multiemployer pension contributions paid(11)					$146,893	$142,194	$153,746

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2021 and 2020 is for the plan’s year-end status at December 31, 2020 and 2019, respectively, and prior to financial assistance from the Pension Relief Act. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2020 and 2019.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2020 and 2019.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2020 – January 31, 2021 and February 1, 2019 – January 31, 2020.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan year ended January 31, 2020.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2021 and 2020.
(7)	Contributions include $1.6 million for 2021, 2020, and 2019, respectively, related to the multiemployer pension fund withdrawal liability. ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund was restructured under a transition agreement effective on August 1, 2018, which triggered a withdrawal liability settlement to satisfy ABF Freight’s existing potential withdrawal liability obligation to the fund. ABF

Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in second quarter 2018; partially settled the withdrawal liability through the initial lump sum cash payment of $15.1 million made in third quarter 2018; and will settle the remainder with monthly payments over a period of 23 years.
(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2020 and 2019.
(9)	PPA zone status relates to plan years October 1, 2020 – September 30, 2021 and October 1, 2019 – September 30, 2020.
(10)	Adopted a rehabilitation plan effective January 1, 2009.
(11)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The 2018 ABF NMFA and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund, although certain funds have imposed contribution increases under their rehabilitation or funding improvement plans. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by changes in Asset-Based business levels. Due to the negative impact of the COVID-19 pandemic on tonnage levels, most significantly in the second quarter of 2020, the Company made operational changes in the Asset-Based network in the second and third quarters of 2020, including workforce reductions to better align resources with business levels. The reduction in hours worked by a portion of ABF Freight’s contractual employees contributed to lower contributions to multiemployer pension plans for 2020. An increase in hours worked by ABF Freight’s contractual employees in 2021, as well as additional contractual employees hired primarily in the second half of the year, to service higher shipment levels in response to increased customer demand resulted in an increase in multiemployer pension contributions for 2021, compared to 2020.

For 2021, 2020, and 2019, approximately one half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 19.5%, and 24.8% as of January 1, 2020 and 2019, respectively. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 30, 2021, in which the plan’s actuary certified that, as of January 1, 2021, the plan is in critical and declining status, as defined by the Reform Act. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 4 years.

Prior to 2020, the Company received notices that a reduction of benefits was authorized by the Treasury Department for the Western Pennsylvania Teamsters and Employers Pension Fund and the New York State Teamsters Conference Pension and Retirement Fund. The Company also previously received notice that the PBGC will provide financial assistance (by paying retiree benefits not to exceed the PBGC guarantee limits) to the Road Carriers Local 707 Pension Fund, which was declared insolvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2021 were made to each of these funds. During 2020, the Company received a notice of insolvency for the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund (the “North Jersey Welfare Fund”), to which the PBGC will provide financial assistance by paying retiree benefits not to exceed the PBGC guarantee limits for insolvent multiemployer plans. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2021, were made to the North Jersey Welfare Fund.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $176.2 million, $163.8 million, and $172.0 million, for the year ended December 31, 2021, 2020, and 2019, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 4.3%, 4.0%, and 3.9% primarily on August 1, 2021, 2020, and 2019, respectively, under the ABF Freight’s collective bargaining agreement with the IBT.

Due to the negative impact of the COVID-19 pandemic on tonnage levels, the Company made operational changes in the Asset-Based network in the second and third quarters of 2020, including workforce reductions to better align resources with business levels. The reduction in hours worked by a portion of ABF Freight’s contractual employees resulted in lower contributions to multiemployer health and welfare plans for 2020. In 2021, more hours worked by ABF Freight’s contractual employees, as well as the hiring of additional contractual employees, primarily during the second half of 2021,  to service higher shipment levels in response to increased customer demand resulted in an increase in contributions to multiemployer health and welfare plans in 2021, compared to 2020. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2021, 2020, and 2019 multiemployer health and welfare plan contributions.

NOTE K – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows at December 31:

	2021	2020	2019

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,602	$4,390	$2,898
Interest rate swap	419	(1,622)	(563)
Foreign currency translation	(1,044)	(1,182)	(2,075)

Total	$4,977	$1,586	$260

After-tax amounts:
Unrecognized net periodic benefit credit	$4,160	$3,260	$2,152
Interest rate swap	309	(1,198)	(416)
Foreign currency translation	(770)	(872)	(1,533)

Total	$3,699	$1,190	$203

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2019	$203	$2,152	$(416)	$(1,533)

Other comprehensive income (loss) before reclassifications	1,359	1,480	(782)	661
Amounts reclassified from accumulated other comprehensive income	(372)	(372)	—	—
Net current-period other comprehensive income (loss)	987	1,108	(782)	661

Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive loss before reclassifications	2,909	1,300	1,507	102
Amounts reclassified from accumulated other comprehensive income	(400)	(400)	—	—
Net current-period other comprehensive income	2,509	900	1,507	102

Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	2021	2020

	(in thousands)
Amortization of net actuarial gain	$539	$589
Amortization of prior service credit	—	1
Pension settlement expense(3)	—	(89)
Total, pre-tax	539	501
Tax expense	(139)	(129)
Total, net of tax	$400	$372
(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note J).
(3)	Pension settlement expense is related to the supplemental benefit plan (see Note J).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2021		2020
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$2,037	$0.08	$2,033
Second quarter	$0.08	$2,058	$0.08	$2,049
Third quarter	$0.08	$2,050	$0.08	$2,040
Fourth quarter	$0.08	$1,994	$0.08	$2,035

On January 28, 2022, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record as of February 11, 2022.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “existing share repurchase program”). The existing share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In January 28, 2021, the Board of Directors extended the existing share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock.

On November 1, 2021, the Company announced that its Board of Directors authorized the Company to enter into an accelerated share repurchase program (“ASR”) and, on November 2, 2021, the Company entered into a fixed dollar ASR with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock. All share repurchase activities under the Company’s existing share repurchase program were suspended while the ASR was in effect. During 2021, the Company purchased 835,576 shares of its common stock for an aggregate cost of $83.1 million, of which 709,287 shares were repurchased under the ASR for an aggregate cost of $75.0 million. As of December 31, 2021, $66.9 million was available for repurchase under both the existing share repurchase program and the ASR. The remaining $25.0 million available under the ASR was recorded as an unsettled forward contract within stockholders’ equity as additional paid-in capital as of December 31, 2021. Treasury shares totaled 4,492,514 and 3,656,938 as of December 31, 2021 and 2020, respectively.

In January 2022, $25.0 million remaining under the ASR was settled with the repurchase of 214,763 shares. Immediately following final execution of the ASR, $41.9 million remained available under the existing share repurchase program. Subsequently, the Company has settled repurchases of 79,676 shares for an aggregate cost of $6.9 million under the existing share repurchase program as of February 25, 2022.

NOTE L – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2021 and 2020. The Ownership Incentive Plan provides for the granting of 4.9 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2021	1,841,150	$22.09
Granted	136,295	$86.96
Vested	(442,690)	$17.18
Forfeited(1)	(52,356)	$29.59
Outstanding – December 31, 2021	1,482,399	$29.25
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2021	136,295	$86.96
2020	579,660	$19.22
2019	386,840	$27.75

The fair value of restricted stock awards that vested in 2021, 2020, and 2019 was $36.4 million, $7.8 million, and $4.9 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2021 was $16.9 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

NOTE M – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2021	2020	2019

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$213,521	$71,100	$39,985
Effect of unvested restricted stock awards	—	—	(22)
Adjusted net income	$213,521	$71,100	$39,963
Denominator:
Weighted-average shares	25,471,939	25,410,232	25,535,529
Earnings per common share	$8.38	$2.80	$1.56

Diluted
Numerator:
Net income	$213,521	$71,100	$39,985
Effect of unvested restricted stock awards	—	—	(21)
Adjusted net income	$213,521	$71,100	$39,964
Denominator:
Weighted-average shares	25,471,939	25,410,232	25,535,529
Effect of dilutive securities	1,300,187	1,012,291	914,526
Adjusted weighted-average shares and assumed conversions	26,772,126	26,422,523	26,450,055
Earnings per common share	$7.98	$2.69	$1.51

The Company used the two-class method of calculating earnings per share in 2019. Under the two-class method, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights and, therefore, the RSUs granted in 2021, 2020, and 2019 are not participating securities. During 2019, the remaining unvested RSUs receiving dividends became vested; therefore, the Company began using the treasury stock method for calculating earnings per share in 2020.

For the year ended December 31, 2019 outstanding stock awards of 0.2 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment also provides services to the ArcBest segment, including freight transportation related to certain consumer household goods self-move services.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The ArcBest segment also provides services to the Asset-Based segment.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet also provides services to the Asset-Based and ArcBest segments.

The Company’s other business activities and operating segments that are not reportable include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2021	2020	2019

	(in thousands)
REVENUES
Asset-Based	$2,573,773	$2,092,031	$2,144,679
ArcBest(1)	1,300,626	779,115	738,392
FleetNet	254,087	205,049	211,738
Other and eliminations	(148,419)	(136,032)	(106,499)
Total consolidated revenues	$3,980,067	$2,940,163	$2,988,310
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,198,253	$1,095,694	$1,148,761
Fuel, supplies, and expenses	266,139	209,095	257,133
Operating taxes and licenses	49,461	49,300	50,209
Insurance	37,800	33,568	32,516
Communications and utilities	18,773	17,916	18,614
Depreciation and amortization	93,799	94,326	89,798
Rents and purchased transportation	364,345	250,159	221,479
Shared services	263,532	217,258	212,773
Gain on sale of property and equipment(2)	(8,676)	(3,309)	(5,892)
Innovative technology costs(3)	27,631	22,458	13,739
Other	2,009	6,701	3,488
Total Asset-Based	2,313,066	1,993,166	2,042,618
ArcBest(1)
Purchased transportation	1,097,332	649,933	606,113
Supplies and expenses	10,531	9,627	10,789
Depreciation and amortization	11,387	9,714	11,344
Shared services	132,137	90,983	93,961
Gain on sale of subsidiaries(4)	(6,923)	—	—
Other	9,765	9,203	9,860
Asset impairment(5)	—	—	26,514
Total ArcBest	1,254,229	769,460	758,581
FleetNet	249,543	201,682	206,932
Other and eliminations	(117,757)	(122,423)	(83,591)
Total consolidated operating expenses	$3,699,081	$2,841,885	$2,924,540

OPERATING INCOME
Asset-Based	$260,707	$98,865	$102,061
ArcBest(1)	46,397	9,655	(20,189)
FleetNet	4,544	3,367	4,806
Other and eliminations	(30,662)	(13,609)	(22,908)
Total consolidated operating income	$280,986	$98,278	$63,770
OTHER INCOME (COSTS)
Interest and dividend income	$1,275	$3,616	$6,453
Interest and other related financing costs	(8,904)	(11,697)	(11,467)
Other, net(6)	3,797	2,299	(7,285)
Total other costs	(3,832)	(5,782)	(12,299)
INCOME BEFORE INCOME TAXES	$277,154	$92,496	$51,471
(1)	For 2021, includes the operations of MoLo since the November 1, 2021 acquisition (see Note D).
(2)	For 2021, includes an $8.6 million gain on the sale of unutilized service center property.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(4)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in the second quarter 2021.
(5)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the segment (see Note E).
(6)	Includes the components of net periodic benefit cost other than service cost, including pension settlement and termination expense (see Note J), and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	2021	2020	2019

	(in thousands)
Revenues from customers
Asset-Based	$2,470,529	$1,998,549	$2,077,287
ArcBest	1,291,679	770,560	731,366
FleetNet	213,882	166,654	175,055
Other	3,977	4,400	4,602
Total consolidated revenues	$3,980,067	$2,940,163	$2,988,310

Intersegment revenues
Asset-Based	$103,244	$93,482	$67,392
ArcBest	8,947	8,555	7,026
FleetNet	40,205	38,395	36,683
Other and eliminations	(152,396)	(140,432)	(111,101)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$2,573,773	2,092,031	2,144,679
ArcBest	1,300,626	779,115	738,392
FleetNet	254,087	205,049	211,738
Other and eliminations	(148,419)	(136,032)	(106,499)
Total consolidated revenues	$3,980,067	$2,940,163	$2,988,310

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2021	2020	2019

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$96,180	$85,135	$122,437
ArcBest	9,565	1,258	3,909
FleetNet	1,174	675	590
Other and eliminations(2)(3)	11,193	17,983	33,748
	$118,112	$105,051	$160,684

	For the year ended December 31
	2021	2020	2019

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$93,799	$94,326	$89,798
ArcBest(4)	11,387	9,714	11,344
FleetNet(5)	1,661	1,622	1,341
Other and eliminations(2)	17,374	12,729	9,983
	$124,221	$118,391	$112,466
(1)	Includes assets acquired through notes payable of $59.7 million, $61.8 million, and $67.6 million in 2021, 2020, and 2019, respectively.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $23.2 million in 2019.
(4)	Includes amortization of intangibles of $5.3 million, $3.7 million, and $4.2 million in 2021, 2020, and 2019, respectively.
(5)	Includes amortization of intangibles which totaled less than $0.1 million in 2021 and $0.2 million in both 2020 and 2019.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The Company incurred research and development costs of $32.8 million and $25.6 million for the year ended December 31, 2021 and 2020, respectively, related to innovative technology initiatives.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31

	2021	2020	2019

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,550,859	$1,368,588	$1,408,409
Rents, purchased transportation, and other costs of services	1,570,050	974,835	934,958
Fuel, supplies, and expenses	324,380	250,221	316,047
Depreciation and amortization(1)	124,221	118,391	112,466
Other(2)	129,571	129,850	126,146
Asset impairment(3)	—	—	26,514
	$3,699,081	$2,841,885	$2,924,540
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	The year ended December 31, 2021 includes a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment and an $8.6 million gain related to the sale of an unutilized service center property within the Asset-Based segment.
(3)	The ArcBest segment recognized a noncash impairment charge in 2019 related to a portion of the goodwill, customer relationship intangible assets, and revenue equipment associated with the acquisition of truckload and dedicated businesses within the segment (see Note E).

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

The Company has received notices from the Environmental Protection Agency (the “EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. The Company maintains an accrual, which is included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of December 31, 2021. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

The Company acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021 and performed business combination controls during the quarter ended December 31, 2021 in connection with the acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period not to exceed one year from the date of acquisition, management has excluded MoLo from its evaluation of internal control over financial reporting as of December 31, 2021. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation of a period not to exceed one year from the date of acquisition, management has excluded MoLo Solutions, LLC (“MoLo”), which was acquired on November 1, 2021, from its evaluation of internal control over financial reporting as of December 31, 2021. MoLo’s total assets (excluding goodwill and intangibles resulting from the acquisition which are subject to our business combination controls) represented approximately 13% of our total assets at December 31, 2021, and MoLo’s total revenues since the acquisition date represented approximately 3% of our total consolidated revenues for the year ended December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MoLo Solutions, LLC (“MoLo”), which is included in the 2021 consolidated financial statements of the Company and constituted 13% of total assets as of December 31, 2021 (excluding goodwill and intangibles resulting from the acquisition) and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MoLo (excluding goodwill and intangibles resulting from the acquisition).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 25, 2022

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Governance of the Company,” and “Executive Officers of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 27, 2022, are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “Director Compensation” and “Executive Compensation” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 27, 2022, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “Executive Compensation” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 27, 2022, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 27, 2022, is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Proposal III. Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 27, 2022, is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$7,851	$1,466		$7,788	(a)(b)	$3,879	(c)	$13,226
Allowance for other accounts receivable	$660	$30	(d)	$—		$—		$690
Allowance for deferred tax assets	$1,284	$—		$—		$(912)	(e)	$2,196

Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$5,448	$4,327		$1,887	(b)	$3,811	(c)	$7,851
Allowance for other accounts receivable	$476	$(14)	(d)	$198	(f)	$—		$660
Allowance for deferred tax assets	$668	$—		$—		$(616)	(e)	$1,284

Year Ended December 31, 2019
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$7,380	$1,223		$(245)	(b)	$2,910	(c)	$5,448
Allowance for other accounts receivable	$806	$(330)	(d)	$—		$—		$476
Allowance for deferred tax assets	$53	$—		$—		$(615)	(e)	$668

(a)	Includes allowance assumed in the acquisition of MoLo Solutions, LLC. (See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K).
(b)	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
(c)	Uncollectible accounts written off.
(d)	Charged (credited) to workers’ compensation expense.
(e)	Increase in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.
(f)	Charged to retained earnings as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

(a)(3) Exhibits

Exhibit No.
2.1

Agreement and Plan of Merger, dated September 29, 2021, by and among the Company, Simba Sub, LLC, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2021, File No. 000-19969, and incorporated herein by reference).

2.2*

Consent and Amendment to the Agreement and Plan of Merger, dated October 25, 2021, by and among the Company, Simba Sub, LLC, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives.

2.3

Stock Purchase Agreement, dated as of June 13, 2012, among Panther Expedited Services, Inc., the stockholders of Panther Expedited Services, Inc., Arkansas Best Corporation, and Fenway Panther Holdings, LLC, in its capacity as Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2012, File No. 000-19969, and incorporated herein by reference).

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

10.7#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2021 awards) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.8#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2022 awards).
10.9#

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

10.11#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2019 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

10.12#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2020 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

10.13#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2021 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.14#

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.15#*	ArcBest Corporation Amended and Restated 2012 Change in Control Plan.
10.16#

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

10.19#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.20#

First Amendment to the ArcBest Corporation Voluntary Savings Plan, Amended and Restated effective as of January 1, 2017 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.21#

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

10.23#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, File No. 000-19969, and incorporated herein by reference).

10.24#

Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.25#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.26#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

10.27#

First Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2020, File No. 000-19969, and incorporated herein by reference).

10.28#

Second Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021, File No. 000-19969, and incorporated herein by reference).

10.29#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.30#

First Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.31#

Second Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.32#

Third Amendment to the ArcBest Corporation Executive Officer Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2016, File No. 000-19969, and incorporated herein by reference).

10.33#

ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2019, File No. 000-19969, and incorporated herein by reference).

10.34#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2020, File No. 000-19969, and incorporated herein by reference).

10.35#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.36#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.37#

Consulting Agreement by and between ABF Freight System, Inc. and Tim Thorne, dated July 1, 2021 (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K, filed with the SEC on July 6, 2021, File No. 000-19969, and incorporated herein by reference).

10.38

Third Amended and Restated Receivables Loan Agreement, dated as of June 9, 2021, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2021, File No. 000-19969, and incorporated herein by reference).

10.39*

First Amendment to Third Amended and Restated Receivables Loan Agreement, dated as of December 2, 2021, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent.

10.40

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

10.41

Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of October 1, 2021, among ArcBest Corporation, the Lenders, and U.S. Bank National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021, File No. 000-19969, and incorporated herein by reference).

10.42*	Fixed Dollar Accelerated Share Repurchase Transaction Letter Agreement, dated as of November 2, 2021 by and between Morgan Stanley & Co. LLC and ArcBest Corporation.
21*	List of Subsidiary Corporations.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

See Item 15(a)(3) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	February 25, 2022	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 25, 2022
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 25, 2022
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 25, 2022
Traci L. Sowersby	and Principal Accounting Officer

/s/ Eduardo F. Conrado	Director	February 25, 2022
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 25, 2022
Fredrik J. Eliasson

/s/ Stephen E. Gorman	Director	February 25, 2022
Stephen E. Gorman

/s/ Michael P. Hogan	Director	February 25, 2022
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	February 25, 2022
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 25, 2022
Craig E. Philip

/s/ Steven L. Spinner	Director	February 25, 2022
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 25, 2022
Janice E. Stipp