Form 10-Q
period 2022-03-31
ARCBEST CORP /DE/
filed 2022-05-06
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, $0.01 par value	24,484,199 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2022	2021
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,108	$76,620
Short-term investments	37,024	48,339
Accounts receivable, less allowances (2022 – $15,737; 2021 – $13,226)	676,200	582,344
Other accounts receivable, less allowances (2022 – $697; 2021 – $690)	22,109	13,094
Prepaid expenses	42,688	40,104
Prepaid and refundable income taxes	9,010	9,654
Other	9,440	5,898
TOTAL CURRENT ASSETS	860,579	776,053
PROPERTY, PLANT AND EQUIPMENT
Land and structures	352,420	350,694
Revenue equipment	981,317	980,283
Service, office, and other equipment	259,201	251,085
Software	180,641	175,989
Leasehold improvements	17,226	16,931
	1,790,805	1,774,982
Less allowances for depreciation and amortization	1,098,431	1,079,061
PROPERTY, PLANT AND EQUIPMENT, net	692,374	695,921
GOODWILL	299,008	300,337
INTANGIBLE ASSETS, net	123,363	126,580
OPERATING RIGHT-OF-USE ASSETS	125,988	106,686
DEFERRED INCOME TAXES	5,324	5,470
OTHER LONG-TERM ASSETS	103,063	101,629
TOTAL ASSETS	$2,209,699	$2,112,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$340,966	$311,401
Income taxes payable	8,364	12,087
Accrued expenses	276,888	305,851
Current portion of long-term debt	89,766	50,615
Current portion of operating lease liabilities	24,127	22,740
TOTAL CURRENT LIABILITIES	740,111	702,694
LONG-TERM DEBT, less current portion	168,912	174,917
OPERATING LEASE LIABILITIES, less current portion	106,463	88,835
POSTRETIREMENT LIABILITIES, less current portion	16,710	16,733
OTHER LONG-TERM LIABILITIES	130,471	135,537
DEFERRED INCOME TAXES	63,860	64,893
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2022: 29,384,711 shares, 2021: 29,359,597 shares	294	294
Additional paid-in capital	344,429	318,033
Retained earnings	868,905	801,314
Treasury stock, at cost, 2022: 4,900,512 shares; 2021: 4,492,514 shares	(235,779)	(194,273)
Accumulated other comprehensive income	5,323	3,699
TOTAL STOCKHOLDERS’ EQUITY	983,172	929,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,209,699	$2,112,676

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2022	2021

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,335,074	$829,213

OPERATING EXPENSES	1,240,146	797,022

OPERATING INCOME	94,928	32,191

OTHER INCOME (COSTS)
Interest and dividend income	106	392
Interest and other related financing costs	(1,939)	(2,428)
Other, net	(826)	1,192
	(2,659)	(844)

INCOME BEFORE INCOME TAXES	92,269	31,347

INCOME TAX PROVISION	22,700	7,986

NET INCOME	$69,569	$23,361

EARNINGS PER COMMON SHARE
Basic	$2.82	$0.92
Diluted	$2.68	$0.87

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,710,685	25,454,921
Diluted	25,911,200	26,930,402

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2022	2021

	(Unaudited)
	(in thousands)
NET INCOME	$69,569	$23,361

OTHER COMPREHENSIVE INCOME, net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax of: (2022 – $48; 2021 – $35)
Net actuarial gain	(141)	(100)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2022 – $517; 2021 – $204)	1,458	575
Change in foreign currency translation, net of tax of: (2022 – $108; 2021 – $118)	307	329

OTHER COMPREHENSIVE INCOME, net of tax	1,624	804

TOTAL COMPREHENSIVE INCOME	$71,193	$24,165

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				69,569				69,569
Other comprehensive income, net of tax							1,624	1,624
Issuance of common stock under share-based compensation plans	25	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,367)					(1,367)
Share-based compensation expense			2,763					2,763
Purchase of treasury stock					194	(16,506)		(16,506)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(1,978)				(1,978)
Balance at March 31, 2022	29,385	$294	$344,429	$868,905	4,901	$(235,779)	$5,323	$983,172

	Three Months Ended March 31, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				23,361				23,361
Other comprehensive income, net of tax							804	804
Issuance of common stock under share-based compensation plans	12	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(165)					(165)
Share-based compensation expense			2,354					2,354
Purchase of treasury stock					15	(1,001)		(1,001)
Dividends declared on common stock				(2,037)				(2,037)
Balance at March 31, 2021	29,057	$291	$344,542	$617,256	3,672	$(112,174)	$1,994	$851,909

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$69,569	$23,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,591	29,387
Amortization of intangibles	3,232	967
Share-based compensation expense	2,763	2,354
Provision for losses on accounts receivable	1,628	(96)
Change in deferred income taxes	(1,417)	(4,998)
Gain on sale of property and equipment and lease termination	(3,002)	(8,635)
Changes in operating assets and liabilities:
Receivables	(103,677)	(22,568)
Prepaid expenses	(2,858)	(2,582)
Other assets	(2,781)	(164)
Income taxes	(3,017)	6,376
Operating right-of-use assets and lease liabilities, net	14	567
Accounts payable, accrued expenses, and other liabilities	(3,298)	(1,435)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,253)	22,534

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(19,471)	(9,588)
Proceeds from sale of property and equipment	5,334	10,079
Purchases of short-term investments	(12,339)	(18,130)
Proceeds from sale of short-term investments	23,590	24,418
Capitalization of internally developed software	(4,510)	(5,705)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,396)	1,074

FINANCING ACTIVITIES
Borrowings under credit facilities	58,000	—
Payments on long-term debt	(32,967)	(17,387)
Net change in book overdrafts	955	(5,434)
Payment of common stock dividends	(1,978)	(2,037)
Purchases of treasury stock	(16,506)	(1,001)
Payments for tax withheld on share-based compensation	(1,367)	(161)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,137	(26,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,512)	(2,412)
Cash and cash equivalents at beginning of period	76,620	303,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,108	$301,542

NONCASH INVESTING ACTIVITIES
Equipment and other financings	$8,113	$—
Accruals for equipment received	$712	$233
Lease liabilities arising from obtaining right-of-use assets	$25,473	$1,959

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

The Asset-Based segment represented approximately 51% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2022. As of March 2022, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

On November 1, 2021, we acquired MoLo Solutions, LLC (“MoLo”). As a result of the acquisition, MoLo® became a wholly owned subsidiary of the Company. The acquired operations are reported within the ArcBest segment of our Asset-Light operations (see Note K). The fair value measurements related to MoLo reflected in the accompanying consolidated financial statements are preliminary, as fair values of acquired assets and liabilities assumed are subject to revision during the measurement period if information becomes available that warrants further adjustments. See Note C for further discussion of the MoLo acquisition.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2021 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$63,578	$72,790
Variable rate demand notes(1)(2)	230	230
Money market funds(3)	300	3,600
Total cash and cash equivalents	$64,108	$76,620

Short-term investments
Certificates of deposit(1)	$37,024	$48,339

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2022 and December 31, 2021, cash, cash equivalents, and short-term investments totaling $32.3 million and $42.6 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2022		2021

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$88,000	$88,000	$50,000	$50,000
Notes payable(2)	170,678	169,268	175,530	175,937
New England Pension Fund withdrawal liability(3)	20,604	22,022	20,769	23,521
	$279,282	$279,290	$246,299	$249,458

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 3.7% and 3.1% at March 31, 2022 and December 31, 2021, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of March 31, 2022, the outstanding withdrawal liability totaled $20.6 million, of which $0.7 million and $19.9 million was recorded in accrued expenses and the other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$300	$300	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,012	4,012	—	—
Interest rate swaps(3)	2,548	—	2,548	—
	$6,860	$4,312	$2,548	$—
Liabilities:
Interest rate swaps(3)	$154	$—	$154	$—
Contingent consideration(4)	94,510	—	—	94,510
	$94,664	$—	$154	$94,510

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$3,600	$3,600	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,848	3,848	—	—
Interest rate swaps(3)	874	—	874	—
	$8,322	$7,448	$874	$—
Liabilities:
Interest rate swaps(3)	$455	$—	$455	$—
Contingent consideration(4)	93,700	—	—	93,700
	$94,155	$—	$455	$93,700

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2022 and December 31, 2021 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for the earn-out agreement related to the November 2021 acquisition of MoLo was determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 10.2% and 9.0% as of March 2022 and December 31, 2021, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balances at December 31, 2021	$93,700
Change in fair value included in operating income	810
Balances at March 31, 2022	$94,510

NOTE C – ACQUISITION

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

The following table represents the components of the total purchase consideration for the acquisition of MoLo. The Company recorded the estimated fair value of contingent consideration at the acquisition date as a part of the purchase price consideration for the acquisition. The purchase consideration is preliminary and is dependent on final post-closing adjustments and completion of a net working capital audit.

Purchase
Consideration
(in thousands)
Net cash consideration, including estimated post-closing adjustments	$239,398
Contingent consideration	93,700
Total purchase consideration	$333,098

The results of MoLo’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements, with the acquired operations included within the ArcBest operating segment (see Note K). The acquisition of MoLo enhances the scale of the Company’s truckload brokerage services by providing additional truckload capacity, support, and expertise in the Company’s Asset-Light operations and increasing cross-selling potential.

The following table summarizes the estimated fair values of the acquired assets and liabilities assumed at the acquisition date, including measurement period adjustments related to working capital. The Company is in the process of making a final determination of acquired assets and liabilities, with remaining matters primarily related to finalization of a net working capital audit, and thus, the provisional measurements are subject to change.

Purchase
Allocation
(in thousands)
Accounts receivable	$134,702
Prepaid expenses	468
Property and equipment	2,309
Operating lease right-of-use assets	844
Intangible assets	76,900
Other assets	170
Total identifiable assets acquired	215,393

Accounts payable	91,228
Accrued expenses and other current liabilities	2,724
Operating lease liabilities	983
Total liabilities	94,935

Total identifiable net assets	120,458
Goodwill	212,640
Net assets acquired	$333,098

The MoLo acquisition has been accounted for as a business combination using the acquisition method of accounting. The total purchase consideration to acquire MoLo has been allocated to the assets acquired and liabilities assumed as of November 1, 2021, with the excess purchase price recorded as goodwill. See Note D for further discussion of acquired goodwill and intangible assets.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2021	$300,337	$299,707	$630
Purchase accounting adjustments(1)	(1,329)	(1,329)	—
Balances at March 31, 2022	$299,008	$298,378	$630
(1)	Purchase accounting adjustments related to the MoLo acquisition represent adjustments to the acquired balance of working capital. As noted in Note C, goodwill related to the November 1, 2021 acquisition of MoLo is based on preliminary information as of March 31, 2022.

Intangible assets consisted of the following:

		March 31, 2022			December 31, 2021
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$100,321	$37,212	$63,109	$100,321	$35,072	$65,249
Other	8	30,350	2,396	27,954	30,335	1,304	29,031
	11	130,671	39,608	91,063	130,656	36,376	94,280
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,971	$39,608	$123,363	$162,956	$36,376	$126,580

The future amortization for intangible assets acquired through business acquisitions as of March 31, 2022 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2022	$9,688
2023	12,826
2024	12,793
2025	12,778
2026	8,671
Thereafter	34,307
Total amortization	$91,063

NOTE E – INCOME TAXES

The effective tax rate was 24.6% and 25.5% for the three months ended March 31, 2022 and 2021, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three months ended March 31, 2022 and 2021, the difference between the Company’s effective tax rate and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards.

As of March 31, 2022, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2022 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $2.2 million at March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022, the Company paid federal and state income taxes of $27.2 million and received refunds of less than $0.1 million of state income taxes that were paid in prior years. For the three months ended March 31, 2021, the Company paid federal and state income taxes of $6.5 million and received refunds of less than $0.1 million that were paid in prior years.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
Operating lease expense	$7,083	$6,642
Variable lease expense	976	1,332
Sublease income	(161)	(155)
Total operating lease expense(1)	$7,898	$7,819
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Three Months Ended March 31
	2022	2021

	(in thousands)
Noncash change in operating right-of-use assets	$6,171	$5,741
Change in operating lease liabilities	(6,157)	(5,174)
Operating right-of-use-assets and lease liabilities, net	$14	$567

Cash paid for amounts included in the measurement of operating lease liabilities	$(7,071)	$(6,079)

Maturities of operating lease liabilities at March 31, 2022 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2022	$20,810	$20,656	$154
2023	24,163	24,138	25
2024	21,651	21,651	—
2025	18,603	18,603	—
2026	16,487	16,487	—
Thereafter	41,351	41,351	—
Total lease payments	143,065	142,886	179
Less imputed interest	(12,475)	(12,474)	(1)
Total	$130,590	$130,412	$178
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of March 31, 2022 of $81.4 million which will be paid over approximately 10-12 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	March 31	December 31
	2022	2021

	(in thousands)
Credit Facility (interest rate of 1.6%(1) at March 31, 2022)	$88,000	$50,000
Notes payable (weighted-average interest rate of 2.4% at March 31, 2022)	170,678	175,530
Finance lease obligations	—	2
	258,678	225,532
Less current portion	89,766	50,615
Long-term debt, less current portion	$168,912	$174,917

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of March 31, 2022 and December 31, 2021.

Scheduled maturities of long-term debt obligations as of March 31, 2022 were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$94,853	$39,568	$55,285
Due after one year through two years	52,197	2,154	50,043
Due after two years through three years	93,143	51,015	42,128
Due after three years through four years	21,054	—	21,054
Due after four years through five years	9,486	—	9,486
Due after five years	—	—	—
Total payments	270,733	92,737	177,996
Less amounts representing interest	12,055	4,737	7,318
Long-term debt	$258,678	$88,000	$170,678

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	March 31	December 31
	2022	2021

	(in thousands)
Revenue equipment	$250,327	$241,892
Service, office, and other equipment	29,773	29,773
Total assets securing notes payable or held under finance leases	280,100	271,665
Less accumulated depreciation and amortization(1)	98,571	88,696
Net assets securing notes payable or held under finance leases	$181,529	$182,969

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed $58.0 million and repaid $20.0 million of borrowings under the Credit Facility in the first quarter of 2022. As of March 31, 2022, the Company had available borrowing capacity of $162.0 million under the initial maximum credit amount of the Credit Facility. In April 2022, the Company repaid $38.0 million under the Credit Facility, including $3.0 million of borrowings under the swing line facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2022.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and will end on June 30, 2022. The Company receives floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.99% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.12% based on the margin of the Credit Facility as of March 31, 2022. The fair value of the interest rate swap of $0.2 million and $0.5 million was recorded in other long-term liabilities at March 31, 2022 and December 31, 2021, respectively.

The Company also has an interest rate swap agreement with a $50.0 million notional amount which will start on June 30, 2022 and end on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the extended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of March 31, 2022. The fair value of the interest rate swap of $2.5 million and $0.9 million was recorded in other long-term assets at March 31, 2022 and December 31, 2021, respectively.

The unrealized gain or loss on the interest rate swap instruments was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at March 31, 2022 and December 31, 2021, and the change in the unrealized gain on the interest rate swaps for the three months ended March 31, 2022 and 2021 was reported in other comprehensive income, net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreements at March 31, 2022.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds under the facility of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2022.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2022, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2022, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2022, surety bonds outstanding related to the self-insurance program totaled $50.9 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $8.1 million for revenue equipment during the three months ended March 31, 2022, respectively.

NOTE H – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost (credit):

	Three Months Ended March 31
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Service cost	$—	$—	$39	$48
Interest cost	2	1	110	107
Amortization of net actuarial (gain) loss(1)	2	2	(191)	(137)
Net periodic benefit cost (credit)(2)	$4	$3	$(42)	$18

(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(2)	Service cost is reported within operating expenses and the other components of net periodic benefit cost are reported within the other line item of other income (costs).

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

The multiemployer plan administrators have provided to the Company no significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2021 Annual Report on Form 10-K.

NOTE I – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31	December 31
	2022	2021

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,413	$5,602
Interest rate swap	2,394	419
Foreign currency translation	(629)	(1,044)

Total	$7,178	$4,977

After-tax amounts:
Unrecognized net periodic benefit credit	$4,019	$4,160
Interest rate swap	1,767	309
Foreign currency translation	(463)	(770)

Total	$5,323	$3,699

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2022 and 2021:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income before reclassifications	1,765	—	1,458	307
Amounts reclassified from accumulated other comprehensive income	(141)	(141)	—	—
Net current-period other comprehensive income (loss)	1,624	(141)	1,458	307

Balances at March 31, 2022	$5,323	$4,019	$1,767	$(463)

Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	904	—	575	329
Amounts reclassified from accumulated other comprehensive income	(100)	(100)	—	—
Net current-period other comprehensive income (loss)	804	(100)	575	329

Balances at March 31, 2021	$1,994	$3,160	$(623)	$(543)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Three Months Ended March 31
	2022	2021

	(in thousands)
Amortization of net actuarial gain, pre-tax	$189	$135
Tax expense	(48)	(35)
Total, net of tax	$141	$100

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note H.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2022		2021
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$1,978	$0.08	$2,037

On April 28, 2022, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 11, 2022.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “existing share repurchase program”). The existing share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

On November 2, 2021, the Company entered into a fixed dollar accelerated share repurchase program (“ASR”) with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock, of which $75.0 million was repurchased during 2021. The remaining $25.0 million available under the ASR was recorded as an unsettled forward contract within stockholders’ equity as additional paid-in capital as of December 31, 2021.

As of December 31, 2021, the Company had $66.9 million available for repurchases of its common stock under both the existing share repurchase program and the ASR. All share repurchase activities under the existing share repurchase program were suspended while the ASR was in effect. In January 2022, the $25.0 million remaining under the ASR was settled with the repurchase of 214,763 shares. During the three months ended March 31, 2022, the Company purchased 407,998 shares for an aggregate cost of $41.5 million, including the shares purchased under the ASR, leaving $25.4 million available for repurchase of common stock under the existing share repurchase program as of March 31, 2022. In April 2022, the Board of Directors reauthorized the existing share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $75.0 million.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	March 31
	2022	2021

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$69,569	$23,361
Denominator:
Weighted-average shares	24,710,685	25,454,921
Earnings per common share	$2.82	$0.92

Diluted
Numerator:
Net income	$69,569	$23,361
Denominator:
Weighted-average shares	24,710,685	25,454,921
Effect of dilutive securities	1,200,515	1,475,481
Adjusted weighted-average shares and assumed conversions	25,911,200	26,930,402
Earnings per common share	$2.68	$0.87

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. In recent periods, including the three months ended March 31, 2022, our operations have not been as heavily impacted by seasonal fluctuations, due in part to strategic initiatives we have undertaken to enable profitable growth through seasons and cycles. The acquired operations of MoLo resulted in increased business levels for the ArcBest segment for the three months ended March 31, 2022, compared to the same period of 2021.

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

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. Historically, the second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of adverse external events or conditions, including the COVID-19 pandemic and geopolitical conflicts, may influence quarterly freight tonnage levels.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The ArcBest segment provides services to the Asset-Based segment.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. Historically, the second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; and the impact of adverse external events or conditions, including the COVID-19 pandemic and geopolitical conflicts, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather or other disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but disruptive events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
REVENUES
Asset-Based	$705,311	$556,292
ArcBest(1)	595,284	252,336
FleetNet	78,378	59,163
Other and eliminations	(43,899)	(38,578)
Total consolidated revenues	$1,335,074	$829,213

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$313,497	$285,694
Fuel, supplies, and expenses	84,831	60,841
Operating taxes and licenses	12,493	12,248
Insurance	10,431	8,939
Communications and utilities	4,687	4,970
Depreciation and amortization	24,305	23,484
Rents and purchased transportation	102,985	75,588
Shared services	67,150	55,866
Gain on sale of property and equipment(2)	(2,695)	(8,695)
Innovative technology costs(3)	6,960	6,868
Other	633	434
Total Asset-Based	625,277	526,237

ArcBest(1)
Purchased transportation	508,380	210,995
Supplies and expenses	3,266	2,568
Depreciation and amortization	5,180	2,386
Shared services	50,197	26,072
Other	7,145	2,050
Total ArcBest	574,168	244,071

FleetNet	76,661	58,140
Other and eliminations	(35,960)	(31,426)
Total consolidated operating expenses	$1,240,146	$797,022

OPERATING INCOME
Asset-Based	$80,034	$30,055
ArcBest(1)	21,116	8,265
FleetNet	1,717	1,023
Other and eliminations	(7,939)	(7,152)
Total consolidated operating income	$94,928	$32,191
OTHER INCOME (COSTS)
Interest and dividend income	$106	$392
Interest and other related financing costs	(1,939)	(2,428)
Other, net(4)	(826)	1,192
Total other income (costs)	(2,659)	(844)
INCOME BEFORE INCOME TAXES	$92,269	$31,347
(1)	The 2022 period includes the operations of MoLo, which was acquired on November 1, 2021.
(2)	The 2021 period includes an $8.6 million gain on the sale of an unutilized service center property.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(4)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note H) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
Revenues from customers
Asset-Based	$675,518	$529,724
ArcBest(1)	591,722	250,241
FleetNet	66,983	48,434
Other	851	814
Total consolidated revenues(1)	$1,335,074	$829,213

Intersegment revenues
Asset-Based	$29,793	$26,568
ArcBest	3,562	2,095
FleetNet	11,395	10,729
Other and eliminations	(44,750)	(39,392)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$705,311	$556,292
ArcBest(1)	595,284	252,336
FleetNet	78,378	59,163
Other and eliminations	(43,899)	(38,578)
Total consolidated revenues(1)	$1,335,074	$829,213
(1)	The 2022 period includes the operations of MoLo, which was acquired on November 1, 2021.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2022(1)	2021

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$420,643	$359,395
Rents, purchased transportation, and other costs of services	646,879	309,338
Fuel, supplies, and expenses	99,547	73,149
Depreciation and amortization(2)	34,823	30,354
Other	38,254	24,786
	$1,240,146	$797,022
(1)	The 2022 period includes the operations of MoLo, which was acquired on November 1, 2021.
(2)	Includes amortization of intangible assets.

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

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of March 31, 2022. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “ArcBestTM,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet our customers’ needs and help keep the global supply chain moving. Our operations are conducted through our three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest, our asset-light logistics operation; and FleetNet. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. Our 2021 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2022	2021

	(in thousands, except per share data)
REVENUES
Asset-Based	$705,311	$556,292

ArcBest(1)	595,284	252,336
FleetNet	78,378	59,163
Total Asset-Light	673,662	311,499

Other and eliminations	(43,899)	(38,578)
Total consolidated revenues	$1,335,074	$829,213

OPERATING INCOME
Asset-Based	$80,034	$30,055

ArcBest(1)	21,116	8,265
FleetNet	1,717	1,023
Total Asset-Light	22,833	9,288

Other and eliminations	(7,939)	(7,152)
Total consolidated operating income	$94,928	$32,191

NET INCOME(1)	$69,569	$23,361

DILUTED EARNINGS PER SHARE(1)	$2.68	$0.87
(1)	The 2022 period includes the operations of MoLo Solutions, LLC (“MoLo”), which was acquired on November 1, 2021. The acquisition of MoLo is more fully described in the Asset-Light Overview section of Asset-Light Operations.

Our consolidated revenues, which totaled $1.3 billion for the three months ended March 31, 2022, increased 61.0%, compared to the same prior-year period. The revenue growth is attributable to increased demand and higher pricing for shipping and logistics services in an improved economic environment and the impact of revenue from the acquired operations of MoLo. The year-over-year increase in consolidated revenues reflects an increase in our Asset-Based revenues of 26.8% and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 116.3%. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three months ended March 31, 2022, compared to the same period of 2021, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 21.1% and a per-day increase in tonnage of 3.6%. Asset-Based shipments were slightly higher while weight per shipment increased 3.4% for the three months ended March 31, 2022, compared to the same prior-year period. The increase in revenues of our Asset-Light operations for the three months ended March 31, 2022, compared to the same period of 2021, reflects increases in revenue per shipment of 32.3% and shipments per day of 83.8% for the ArcBest segment. An increase in roadside and maintenance service event volumes and higher revenue per event for FleetNet also contributed to the year-over-year revenue improvement. On a combined basis, the Asset-Light operating segments generated approximately 49% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2022, and approximately 36% for the same period of 2021.

Consolidated operating income totaled $94.9 million for the three months ended March 31, 2022, compared to $32.2 million for the same period of 2021. The $62.7 million increase in consolidated operating income for the three months ended March 31, 2022, is primarily due to the improved results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). The year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs related to the freight handling pilot test program at ABF Freight are discussed in the Asset-Based Operating Income within the Asset-Based Segment Results section of Asset-Based Operations. Initiatives to optimize our performance through technological innovation, including costs related to our investment in human-centered remote operation software, are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by a total of $9.7 million (pre-tax), or $7.3 million (after-tax) and $0.28 per diluted share, for first quarter 2022, compared to $7.7 million (pre-tax), or $5.8 million (after-tax) and $0.22 per diluted share, for first quarter 2021. On a consolidated basis, we expect these innovative technology costs to approximate $10 million (pre-tax) for second quarter 2022 and $39 million (pre-tax) for full-year 2022, compared to $8.5 million (pre-tax) for second quarter 2021 and $32.8 million (pre-tax) for full-year 2021.

Consolidated operating results for the three months ended March 31, 2022 were impacted by the amortization of acquired intangible assets related to the acquisition of MoLo and previously acquired businesses in the ArcBest segment by $3.2 million (pre-tax), or $2.4 million (after-tax) and $0.09 per diluted share, for first quarter 2022, compared to $0.9 million (pre-tax), or $0.7 million (after-tax) and $0.03 per diluted share, for first quarter 2021.

The liability for contingent consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent consideration in first quarter 2022 reduced consolidated operating results by $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, decreased net income by $0.8 million, or $0.03 per diluted share, for the three months ended March 31, 2022, compared to an increase in net income of $1.3 million, or $0.05 per diluted share, for the same prior-year period. The vesting of restricted stock units, which primarily occurs in the second quarter of each year, resulted in a tax benefit of $0.9 million, or $0.03 per diluted share, for the three months ended March 31, 2022, compared to tax benefit of $0.1 million, or $0.01 per diluted share, for the same period of 2021.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses and changes in the fair value of contingent consideration, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Third Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
Net income	$69,569	$23,361
Interest and other related financing costs	1,939	2,428
Income tax provision	22,700	7,986
Depreciation and amortization(1)	34,823	30,354
Amortization of share-based compensation	2,763	2,354
Change in fair value of contingent consideration(2)	810	—
Consolidated Adjusted EBITDA	$132,604	$66,483
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates a less-than-truckload (“LTL”) network across North America to provide freight transportation services. Our customers trust the LTL solutions ABF Freight has provided for nearly a century and rely on us to solve their transportation challenges. We are strategically investing in our Asset-Based operations to utilize technology to improve freight handling processes and provide better experiences for our customers. Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2021 Annual Report on Form 10-K.

The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2021 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

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

As of March 2022, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2022	2021
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	44.5%	51.4%
Fuel, supplies, and expenses	12.0	10.9
Operating taxes and licenses	1.8	2.2
Insurance	1.5	1.6
Communications and utilities	0.7	0.9
Depreciation and amortization	3.4	4.2
Rents and purchased transportation	14.6	13.6
Shared services	9.5	10.1
Gain on sale of property and equipment	(0.4)	(1.6)
Innovative technology costs(1)	1.0	1.2
Other	0.1	0.1
	88.7%	94.6%

Asset-Based Operating Income	11.3%	5.4%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended
	March 31
	2022	2021	% Change
Workdays(1)	63.5	63.0
Billed revenue per hundredweight, including fuel surcharges	$43.70	$36.09	21.1%
Pounds	1,625,459,081	1,556,829,906	4.4%
Pounds per day	25,597,781	24,711,586	3.6%
Shipments per day	19,326	19,292	0.2%
Shipments per DSY hour	0.434	0.455	(4.6)%
Pounds per shipment	1,325	1,281	3.4%
Pounds per mile	19.18	19.19	(0.1)%
Average length of haul (miles)	1,079	1,091	(1.1)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2022 totaled $705.3 million compared to $556.3 million for the same period of 2021. The increase in revenues reflects a solid pricing environment and improvement in business levels. Billed revenue (as described in the Asset-Based Segment Overview) increased 25.4% on a per-day basis for first quarter 2022, compared to first quarter 2021, reflecting a 21.1% increase in total billed revenue per hundredweight, including fuel surcharges, and a 3.6% increase in tonnage per day. The number of workdays in first quarter 2022 was greater by half of a day, versus the same period of 2021.

The 21.1% increase in total billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2022, compared to the same period of 2021, was primarily due to a strong pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. A higher mix of LTL-rated shipments and higher fuel surcharge revenues associated with increased fuel prices, positively impacted the total billed revenue per hundredweight measure for the three months ended March 31, 2022, compared to the same prior-year period. Ongoing yield management initiatives, including a general rate increase effective for the full first quarter of 2022 versus the increase implemented in late-January during 2021, also contributed to the year-over-year improvement in billed revenue per hundredweight. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on LTL-rated freight was in the double digits for first quarter 2022, compared to first quarter 2021. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2022 increased approximately 9.0%, compared to the same period of 2021. Pricing on contractual business reflected higher than historical average increases primarily due to tight market capacity and increased customer business levels. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.95% effective November 15, 2021 and January 25, 2021, respectively, although the rate changes vary by lane and shipment characteristics.

The 3.6% increase in tonnage per day for the three months ended March 31, 2022, compared to the same prior-year period, primarily reflects an increase in weight per shipment on slightly higher daily shipment levels. Year-over-year changes in daily tonnage and shipment levels were the result of an emphasis on allocating network resources to serving core LTL customers, from which we continued to experience strong demand in first quarter 2022. Larger-sized LTL-rated shipments, including an increase in pieces per shipment, impacted the growth in total weight per shipment for the three months ended March 31, 2022. Truckload-rated U-Pack household goods shipments were intentionally moderated in order to better serve core LTL customers in first quarter 2022; however, U-Pack business continued to contribute to our year-over-year revenue increase as pricing on these shipments improved versus the prior-year period.

The Asset-Based segment’s average nominal fuel surcharge rate increased by 10 percentage points in first quarter 2022, compared to first quarter 2021. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $80.0 million for the three months ended March 31, 2022, compared to $30.1 million for the same period of 2021. The Asset-Based segment’s operating ratio improved by 5.9 percentage points for the three months ended March 31, 2022, respectively, compared to the same prior-year period, reflecting the increased revenues, partially offset by higher operating costs due to increased business levels.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $7.0 million for the three months ended March 31, 2022, compared to $6.9 million for the same period of 2021. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations. We anticipate innovative technology costs associated with the pilot to impact our Asset-Based operating expenses by approximately $7 million in second quarter 2022, compared to $7.5 million recognized in second quarter 2021.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 44.5% of Asset-Based segment revenues for the three-month period ended March 31, 2022, compared to 51.4% for the same period of 2021. The decrease in salaries, wages, and benefits as a percentage of revenue for the three months ended March 31, 2022, compared to the same prior-year period, were partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $27.8 million for the three months ended March 31, 2022, compared to the same period of 2021, primarily due to the increase in business levels. The increases in labor costs also reflect higher expense accruals for certain performance-based incentive plans, year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, and higher workers’ compensation expense reflecting an increase in the severity of claims experience. The contractual wage rate under the 2018 ABF NMFA increased 1.7% and 1.6% effective July 1, 2021 and 2020, respectively, and the average health, welfare, and pension benefit contribution rate increased approximately 2.4% and 2.2% effective primarily on August 1, 2021 and 2020, respectively.

The Asset-Based segment manages costs with shipment levels; however, a number of factors pressured the efficiency of DSY tasks during the first quarter of 2022. Shipments per DSY hour declined 4.6% for the three months ended March 31, 2022, compared to the same period of 2021, primarily due to inefficiencies associated with personnel, including training of a record number of new hires; equipment capacity constraints related to market conditions; and the effect of handling a higher number of larger LTL-rated shipments, including an increase in pieces per shipment. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels. Pounds per mile remained consistent for the three-month period ended March 31, 2022, compared to the same period of 2021.

Fuel, supplies, and expenses as a percentage of revenue increased 1.1 percentage points during the three months ended March 31, 2022, compared to the same period of 2021, primarily due to higher fuel costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 66% during the first quarter of 2022, compared to first quarter 2021. More miles driven as a result of the increase in business levels and additional costs related to severe weather events also contributed to the year-over-year increases in fuel, supplies, and expenses.

Depreciation and amortization as a percentage of revenue decreased 0.8 percentage points for the three-month period ended March 31, 2022, compared to the same period of 2021; however, depreciation and amortization expense was relatively consistent across the periods. The decrease in depreciation and amortization as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 1.0 percentage point for the three months ended March 31, 2022, compared to the same period of 2021, primarily due to higher utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers. The year-over-year increases in purchased transportation costs were also impacted by higher fuel surcharges related to these services due to higher fuel costs. Rail miles increased approximately 7% for first quarter 2022, compared to first quarter 2021.

Shared services as a percentage of revenue decreased 0.6 percentage points for the three month-period ended March 31, 2022, compared to the same period in 2021. The decrease in shared services as a percentage of revenue was influenced by the effect of higher revenues. Shared service costs increased $11.3 million during first quarter 2022, compared to first quarter 2021, due to the impact of higher business levels on shared service allocations and higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Gains on sale of property and equipment in first quarter 2022 were $6.0 million lower compared to the three months ended March, 31, 2021, primarily due to an $8.6 million gain on the sale of an unutilized property in first quarter 2021. The difference in gains on sale of property and equipment negatively impacted the operating ratio comparison by 1.2 percentage points for the three months ended March 31, 2022, compared to the same prior-year period.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. We are focused on growing and making strategic investments in the development of our Asset-Light operations that enhance the efficient delivery of our services. Our recent acquisition of MoLo demonstrates our commitment to grow our Asset-Light operations as we work to align our overall revenue mix with our customers’ transportation spend. Throughout our operations, we are seeking opportunities to expand our revenues by deepening customer relationships, securing new customers, and adding capacity options for our customers. In recent years, we have experienced significant growth in shipment levels and revenues of managed transportation solutions reflecting strategic efforts to cross-sell our service offerings and the increasing demand for these services that include supply chain optimization. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo, which was completed on November 1, 2021, accelerates the growth of our company by increasing the scale of truckload brokerage services offered within our ArcBest segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo’s significant capabilities and talent to our truckload brokerage service offering allows us to better meet the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners. Our acquisition of MoLo is discussed further in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The combined revenues of our Asset-Light operating segments generated approximately 49% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2022, compared to approximately 36% for the three months ended March 31, 2021. The Asset-Light revenue growth for the three months ended March 31, 2022, compared to the same prior-year period, is primarily related to the operations of MoLo, as reported in the ArcBest segment of our Asset-Light operations, and improved customer demand driving revenue per shipment and business levels.

Our Asset-Light operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2021 Annual Report on Form 10-K. The key indicators necessary to understand our Asset-Light operating results are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segments. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Light operations:

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately 40% of the ArcBest segment’s total shipments, while the business represents less than 15% of segment revenues for the three months ended March 31, 2022. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three months ended March 31, 2022, the combined revenues of our Asset-Light operations totaled $673.7 million, compared to $311.5 million, for the same period of 2021. The increase in revenues for the three months ended March 31, 2022, compared to the same period of 2021, reflect the acquired operations of MoLo and higher demand in a solid business environment. Our Asset-Light combined operating income for the three months ended March 31, 2022 improved to $22.8 million, compared to $9.3 million for the same prior-year period, primarily reflecting the increase in revenues and changes in costs as described in the following paragraphs.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended
	March 31
	2022	2021
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.4%	83.6%
Supplies and expenses	0.6	1.0
Depreciation and amortization(1)	0.9	1.0
Shared services	8.4	10.3
Other(2)	1.2	0.8
	96.5%	96.7%

ArcBest Segment Operating Income	3.5%	3.3%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Includes change in fair value of the contingent consideration recorded for the MoLo acquisition (see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

Year Over Year % Change
Three Months Ended
March 31, 2022

Revenue per shipment	32.3%

Shipments per day	83.8%

ArcBest segment revenues totaled $595.3 million for the three months ended March 31, 2022, compared to $252.3 million, for the same period of 2021. The 135.9% increase in revenues was driven by the addition of business from MoLo and improved market demand compared to the same prior-year period. The first quarter 2022 revenue increase, compared to first quarter 2021, reflects an increase in revenue per shipment of 32.3% associated with higher market prices, including higher fuel, in a tighter truckload capacity market, and an increase in shipments per day of 83.8% (excluding managed transportation shipments), due to the acquired operations of MoLo and customer demand. Customers’ growing need for comprehensive, managed logistics solutions, growth initiatives for our truckload brokerage services, expedite project business, and international services also contributed to the year-over-year increase in revenues. The revenue increase for first quarter 2022, compared to first quarter 2021, was partially offset by lower moving services revenue due to the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021. The number of workdays in first quarter 2022 was greater by half of a day, versus the same period of 2021.

Operating income totaled $21.1 million for the three months ended March 31, 2022, compared to operating income of $8.3 million for the same period of 2021, with the improvement primarily reflecting the increases in revenues. Increased customer shipping levels combined with limited equipment availability in the logistics marketplace positively impacted demand and the total revenue per shipment for the segment’s services for first quarter 2022 and contributed to the segment’s operating income improvement, compared to the first quarter of 2021.

The segment’s purchased transportation costs as a percentage of revenue increased by 1.8 percentage points for the three months ended March 31, 2022, compared to the same period of 2021. Due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers during first quarter 2022, compared to first quarter 2021. Significant changes in market capacity, such as those experienced in recent years impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. There can be no assurance that the strong pricing environment we have experienced since the second half of 2020 will continue.

Operating expenses for the three months ended March 31, 2022 increased due to wages and costs to manage higher shipment volumes, including the impact of MoLo; growth initiatives, including investments in technology; and additional amortization of acquired intangibles and changes in the fair value of the contingent consideration associated with the MoLo acquisition. The $24.1 million increase in shared service costs for the three months ended March 31, 2022, compared to the same prior-year period, primarily related to personnel and other operating expenses for the operations of MoLo. Shared service costs as a percentage of revenue decreased 1.9 percentage points for the three months ended March 31, 2022, compared to the same period of 2021, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

FleetNet Segment

FleetNet’s revenues totaled $78.4 million for the three months ended March 31, 2022, compared to $59.2 million for the same period of 2021. The 32.5% increase in revenues, compared to the same prior-year period, was driven by higher event volumes and increases in revenue per event for roadside and preventative maintenance services. The increase in roadside service event volumes was also impacted by a higher number of events from customers who experienced an increase in e-commerce business and the effect of multiple severe weather events during first quarter 2022.

FleetNet’s operating income totaled $1.7 million for the three months ended March 31, 2022, compared to $1.0 million for the same period of 2021. FleetNet’s operating income margins during first quarter 2022 benefited from increases in revenue per event which outpaced the increased costs to service higher event volumes. The operating income improvement was partially offset by higher operating expenses for advertising and travel, which increased with higher business levels in first quarter 2022, compared to the same prior-year period.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management's opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light businesses, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent consideration, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2022	2021

	(in thousands)
ArcBest Segment
Operating Income(1)	$21,116	$8,265
Depreciation and amortization(2)	5,180	2,386
Change in fair value of contingent consideration(3)	810	—
Adjusted EBITDA	$27,106	$10,651

FleetNet Segment
Operating Income(1)	$1,717	$1,023
Depreciation and amortization(2)	427	415
Adjusted EBITDA	$2,144	$1,438

Total Asset-Light
Operating Income(1)	$22,833	$9,288
Depreciation and amortization(2)	5,607	2,801
Change in fair value of contingent consideration(3)	810	—
Adjusted EBITDA	$29,250	$12,089
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. For the ArcBest segment, amortization of acquired intangibles totaled $3.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and is expected to total approximately $13.0 million for full-year 2022, compared to $5.3 million in 2021.
(3)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Economic conditions continue to be challenged by issues related to the COVID-19 pandemic and supply chain disruption. COVID-19 infection rates have slowed in many countries, while others continue to actively manage outbreaks as variants of the COVID-19 virus continue to emerge. Recent geopolitical conflicts, including the war in Ukraine, have created additional uncertainties in the global and U.S. economies and supply chains amid record inflation levels.

Unemployment rates have improved since the 14.7% high reached in April 2020, and the April 2022 unemployment rate was 3.6%, versus 6.1% for the same period of 2021. The U.S. real gross domestic product (the “real GDP”) has grown since the second quarter of 2020, when the National Bureau of Economic Research declared that a recession began in the United States in February 2020. According to the advance estimate released by the Bureau of Economic Analysis on April 28, 2022, real GDP decreased at an annual rate of 1.4% for first quarter 2022. Other recent economic measures have indicated slowing growth in the economy, including the Institute for Supply Management (ISM) Purchasing Managers’ Index (the “PMI”) and the Industrial Production Index issued by the Federal Reserve. The Industrial Production Index, increased at an annual rate of 8.1%  for first quarter 2022. The PMI, which is a leading indicator for demand in the freight transportation and logistics industry, was 55.4% for April 2022, compared to 60.7% in April 2021. Although the growth rate is slowing, the April 2022 PMI reflects continued economic expansion in the manufacturing sector for the 23rd month in a row after the contraction in April and May 2020. Manufacturing and trade inventory levels remain low and within a range we consider optimal for freight demand, although there can be no assurance that the economic environment, including the impacts of the COVID-19 pandemic and the war in Ukraine, will be favorable for our freight services in future periods.

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

Effects of Inflation

Global supply chain disruptions and component shortages, due in part to closure of suppliers’ and manufacturers’ operations during the COVID-19 pandemic and exacerbated by the war in Ukraine, as well as strong demand in recent quarters, have led to shortages of parts and products pushing costs higher across a broad array of consumer goods. Despite early signs that the inventory depletion may be moderating, the consumer price index (“CPI”) rose 8.5% in March 2022 from March 2021, representing the largest year-over-year increase in the annual inflation rate in more than 40 years. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other GHG emissions and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of our equipment emissions, we are planning to purchase electric forklifts and a small number of electric yard tractors during 2022. Electric tractors are significantly more expensive than new diesel tractors, and we expect the cost of our equipment to comply with more stringent emissions standards, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item IA (Risk Factors) of our 2021 Annual Report on Form 10-K.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. See Note L to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the legal matters in which we are currently involved.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including ransomware attacks, other cybersecurity attacks and other cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyber attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A significant portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report of Form 10-Q, were as follows:

	March 31	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents	$64,108	$76,620
Short-term investments	37,024	48,339
Total	$101,132	$124,959

Cash, cash equivalents, and short-term investments decreased $23.8 million from December 31, 2021 to March 31, 2022. During the three-month period ended March 31, 2022, cash on hand, cash provided by operations, net proceeds from the sale of short-term investments, and borrowings under our Credit Facility were used to repay $33.0 million of long-term debt (including $20.0 million repaid on the Credit Facility); fund $16.5 million of treasury stock repurchases under the Company’s existing share repurchase program; fund $14.1 million of capital expenditures, net of proceeds from asset sales (and an additional $8.1 million of certain Asset-Based revenue equipment was financed with notes payable); fund $4.5 million of internally developed software; and pay dividends of $2.0 million on common stock.

Cash used in operating activities during the three months ended March 31, 2022 was $11.3 million compared to cash provided by operating activities of $22.5 million in the same prior-year period. Net income increased $46.2 million for the three months ended March 31, 2022, compared to the same period of 2021. Net income for the three months ended March 31, 2021 benefited from an $8.6 million gain on the sale of an unutilized property in the Asset-Based segment. Changes in operating assets and liabilities, excluding income taxes, contributed $86.4 million to the changes in cash used in operating activities during the three months ended March 31, 2022, compared to the same period of 2021, primarily due to the higher year-over-year increase in accounts receivable. For the three months ended March 31, 2022, the increase in accounts receivable, which resulted in a reduction in cash flows from operations, was primarily due to the impact of higher business levels, including the addition of the MoLo operations, and timing of collections. Cash used in operating activities also reflected federal and state income tax payments of $27.2 million for the three months ended March 31, 2022, compared to $6.4 million for the same prior-year period.

Financing Arrangements

In first quarter 2022, we borrowed $58.0 million and repaid $20.0 million of borrowings under our Credit Facility, and our outstanding obligation under the facility as of March 31, 2022 was $88.0 million. As of March 31, 2022, we had available borrowing capacity of $162.0 million under the initial maximum credit amount of the Credit Facility. In April 2022, we repaid $38.0 million under our Credit Facility, including $3.0 million of borrowings under our swing line facility, which increased our available borrowing capacity to $200.0 million. As of March 31, 2022, we had $40.0 million available under our accounts receivable securitization program, as reduced for our standby letters of credit issued under the program.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $8.1 million for revenue equipment during the three months ended March 31, 2022. Future payments due under our notes payable totaled $178.0 million, including interest, as of March 31, 2022, for a decrease of $5.3 million from December 31, 2021.

Our financing arrangements, the borrowings and repayments under these agreements, and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2022. These purchase obligations totaled $103.1 million as of March 31, 2022, with $99.7 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of March 31, 2022, the amount of our purchase obligations has increased $24.3 million from December 31, 2021, primarily related to real estate projects and technology advancements which are included in our 2022 capital expenditure plan.

ABF Freight System, Inc. and certain other subsidiaries reported in our Asset-Based operating segment contribute to multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

As of March 31, 2022, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $224.5 million, including imputed interest, for an increase of $16.4 million from December 31, 2021. The scheduled maturities of our operating lease liabilities as of March 31, 2022 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2021 Annual Report on Form 10-K during the three months ended March 31, 2022. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Our total capital expenditures for 2022, including amounts financed, are estimated to be approximately $270 million to $290 million, net of asset sales. Revenue equipment purchases of $160.0 million, primarily for our Asset-Based operations, comprise the majority of our estimated net capital expenditures for 2022. The remainder of 2022 expected capital expenditures include investments above historical annual levels in real estate projects, dock equipment upgrades and enhancements for our Asset-Based operations to support our growth plans, and technology investments across the enterprise. We have the flexibility to adjust certain planned 2022 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $125.0 million to $130.0 million in 2022. The amortization of intangible assets is estimated to be approximately $13.0 million in 2022, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the war in Ukraine and the effects of the COVID-19 pandemic in future periods, along with competitive market factors and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, at the end of April 2022. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

As previously discussed in the General section of MD&A, we acquired MoLo on November 1, 2021. The Merger Agreement is subject to certain post-closing adjustments which were estimated at closing and provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of a target earnout of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.

We continue to take actions to accelerate the return of capital and enhance shareholder value with our quarterly dividend payments and share repurchase programs. On April 28, 2022, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 11, 2022. This quarterly dividend rate represents a $0.04 per share increase over our previous $0.08 per share dividend. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

In January 2022, the $25.0 million remaining under the $100.0 million fixed dollar accelerated share repurchase (“ASR”) program was settled with the repurchase of 214,763 shares. During the three months ended March 31, 2022, we purchased 407,998 shares of our common stock for an aggregate cost of $41.5 million, including the shares purchased under the ASR, leaving $25.4 million available for repurchase under the existing share repurchase program (see Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In April 2022, our Board of Directors reauthorized the existing share repurchase program and increased the total amount available for purchases of our common stock under the program to $75.0 million.

Financial Instruments

We have interest rate swap agreements in place, which are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2022, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $93.9 million from December 31, 2021 to March 31, 2022, reflecting higher business levels in March 2022 compared to December 2021 and timing of collections.

Accounts Payable

Accounts payable increased $29.6 million from December 31, 2021 to March 31, 2022, primarily due to increased business levels in March 2022 compared to December 2021.

Accrued Expenses

Accrued expenses decreased $29.0 million from December 31, 2021 to March 31, 2022, primarily due to payments during the first quarter of 2022 of amounts accrued at December 31, 2021 for certain performance-based incentive plans and contributions to our defined contribution plan. These decreases were partially offset by higher accrued balances related to wages and vacation at March 31, 2022, compared to December 31, 2021, due to timing.

Long-term Debt

The $33.1 million increase in long-term debt, including current portion, from December 31, 2021 to March 31, 2022 is primarily due to net borrowings under our Credit Facility of $38.0 million, partially offset by net payments on notes payable during the three months ended March 31, 2022.

Income Taxes

Our effective tax rate was 24.6% and 25.5% for the three months ended March 31, 2022 and March 31, 2021, respectively. The federal statutory tax rate is 21.0%, and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards, may cause the full-year 2022 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2022		2021

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$19,376	21.0%	$6,583	21.0%
Federal income tax effects of:
Nondeductible expenses and other	967	1.0%	481	1.5%
Increase in valuation allowances	41	—%	92	0.3%
Tax benefit from vested RSUs	(870)	(0.9)%	(135)	(0.4)%
Federal research and development tax credits	(1,208)	(1.3)%	(128)	(0.4)%
Life insurance proceeds and changes in cash surrender value	167	0.2%	(266)	(0.8)%
Federal income tax provision	$18,473	20.0%	$6,627	21.2%
State income tax provision	4,227	4.6%	1,359	4.3%
Total provision for income taxes	$22,700	24.6%	$7,986	25.5%

At March 31, 2022, we had $56.3 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2022 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $2.2 million at March 31, 2022 and December 31, 2021. As of March 31, 2022, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as prepaid expenses, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2022 and 2021, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2022, we made federal and state tax payments of $27.2 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2021 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the three months ended March 31, 2022. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: the effects of widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including acts of war or terrorism or military conflicts; a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight; the loss or reduction of business from large customers; the ability to manage our cost structure, and the timing and performance of growth initiatives; the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, LLC, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; market fluctuations and interruptions affecting the price of our stock or the price or timing of our share repurchase programs; maintaining our corporate reputation and intellectual property rights; nationwide or global disruption in the supply chain increasing volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and develop employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; increasing costs due to inflation; seasonal fluctuations and adverse weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (the “SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Geopolitical conflicts, including the war in Ukraine, have created additional uncertainties in the global and U.S. economies and supply chains, which were rebounding from the impact of the COVID-19 pandemic. Risks associated with future economic impacts of the COVID-19 pandemic and geopolitical conflicts remain uncertain. Further discussion related to current economic conditions and the impacts of the COVID-19 pandemic and the war in Ukraine on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

Since December 31, 2021, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2021 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

The Company acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period not to exceed one year from the date of acquisition, management has excluded MoLo from its evaluation of internal control over financial reporting as of March 31, 2022.

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note L, Legal Proceedings, Environmental Matters, and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2021 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program (the “existing share repurchase program”) to repurchase its commons stock in the open market or in privately negotiated transactions. The existing share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

On November 2, 2021, the Company entered into a fixed dollar accelerated share repurchase program (“ASR”) with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock, of which $75.0 million was repurchased during 2021. In January 2022, the $25.0 million remaining under the ASR was settled with the repurchase of 214,763 shares. As of March 31, 2022 and December 31, 2021, the Company had $25.4 million and $66.9 million, respectively, remaining under its programs for repurchases of its common stock.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
1/1/2022-1/31/2022	214,763	$116.44	214,763	$41,900
2/1/2022-2/28/2022	89,330	87.06	89,330	$34,123
3/1/2022-3/31/2022	103,905	84.01	103,905	$25,395
Total	407,998	$101.75	407,998
(1)	Represents weighted-average price paid per common share including commission.

In April 2022, the Board reauthorized the existing share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $75.0 million.

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

2.2

Consent and Amendment to the Agreement and Plan of Merger, dated October 25, 2021, by and among the Company, Simba Sub, LLC, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

2.3*

Second Amendment to Agreement and Plan of Merger, dated March 31, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives.

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

ARCBEST CORPORATION
(Registrant)

Date: May 6, 2022	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 6, 2022	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer