Form 10-Q
period 2022-06-30
ARCBEST CORP /DE/
filed 2022-08-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $0.01 par value	24,529,070 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2022	2021
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,058	$76,620
Short-term investments	76,802	48,339
Accounts receivable, less allowances (2022 – $15,991; 2021 – $13,226)	659,672	582,344
Other accounts receivable, less allowances (2022 – $703; 2021 – $690)	18,612	13,094
Prepaid expenses	32,353	40,104
Prepaid and refundable income taxes	10,310	9,654
Other	10,750	5,898
TOTAL CURRENT ASSETS	935,557	776,053
PROPERTY, PLANT AND EQUIPMENT
Land and structures	356,149	350,694
Revenue equipment	993,008	980,283
Service, office, and other equipment	276,965	251,085
Software	179,195	175,989
Leasehold improvements	20,189	16,931
	1,825,506	1,774,982
Less allowances for depreciation and amortization	1,115,887	1,079,061
PROPERTY, PLANT AND EQUIPMENT, net	709,619	695,921
GOODWILL	299,075	300,337
INTANGIBLE ASSETS, net	120,145	126,580
OPERATING RIGHT-OF-USE ASSETS	124,086	106,686
DEFERRED INCOME TAXES	5,655	5,470
OTHER LONG-TERM ASSETS	99,569	101,629
TOTAL ASSETS	$2,293,706	$2,112,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$346,051	$311,401
Income taxes payable	17,110	12,087
Accrued expenses	304,425	305,851
Current portion of long-term debt	56,049	50,615
Current portion of operating lease liabilities	24,534	22,740
TOTAL CURRENT LIABILITIES	748,169	702,694
LONG-TERM DEBT, less current portion	169,356	174,917
OPERATING LEASE LIABILITIES, less current portion	104,253	88,835
POSTRETIREMENT LIABILITIES, less current portion	16,694	16,733
OTHER LONG-TERM LIABILITIES	132,930	135,537
DEFERRED INCOME TAXES	59,092	64,893
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2022: 29,614,798 shares, 2021: 29,359,597 shares	296	294
Additional paid-in capital	340,035	318,033
Retained earnings	968,417	801,314
Treasury stock, at cost, 2022: 5,109,030 shares; 2021: 4,492,514 shares	(250,510)	(194,273)
Accumulated other comprehensive income	4,974	3,699
TOTAL STOCKHOLDERS’ EQUITY	1,063,212	929,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,293,706	$2,112,676

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,392,929	$948,973	$2,728,003	$1,778,186

OPERATING EXPENSES	1,255,583	874,674	2,495,729	1,671,696

OPERATING INCOME	137,346	74,299	232,274	106,490

OTHER INCOME (COSTS)
Interest and dividend income	361	322	467	714
Interest and other related financing costs	(1,863)	(2,274)	(3,802)	(4,702)
Other, net	(2,807)	1,111	(3,633)	2,303
	(4,309)	(841)	(6,968)	(1,685)

INCOME BEFORE INCOME TAXES	133,037	73,458	225,306	104,805

INCOME TAX PROVISION	30,576	12,477	53,276	20,463

NET INCOME	$102,461	$60,981	$172,030	$84,342

EARNINGS PER COMMON SHARE
Basic	$4.16	$2.38	$6.98	$3.30
Diluted	$4.00	$2.27	$6.68	$3.13

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,607,362	25,586,353	24,658,739	25,522,453
Diluted	25,596,031	26,910,796	25,756,314	26,926,133

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(Unaudited)
	(in thousands)
NET INCOME	$102,461	$60,981	$172,030	$84,342

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit costs, net of tax of: (2022 – Three-month period $49, Six-month period $97; 2021 – Three-month period $34, Six-month period $69)
Net actuarial gain	(140)	(100)	(281)	(200)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2022 – Three-month period $121, Six-month period $638; 2021 – Three-month period $59, Six-month period $263)	344	166	1,802	741
Change in foreign currency translation, net of tax of: (2022 – Three-month period $194, Six-month period $86; 2021 – Three-month period $215, Six-month period $333)	(553)	612	(246)	941

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(349)	678	1,275	1,482

TOTAL COMPREHENSIVE INCOME	$102,112	$61,659	$173,305	$85,824

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				69,569				69,569
Other comprehensive income, net of tax							1,624	1,624
Issuance of common stock under share-based compensation plans	25	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,367)					(1,367)
Share-based compensation expense			2,763					2,763
Purchase of treasury stock					194	(16,506)		(16,506)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(1,978)				(1,978)
Balance at March 31, 2022	29,385	$294	$344,429	$868,905	4,901	$(235,779)	$5,323	$983,172
Net income				102,461				102,461
Other comprehensive loss, net of tax							(349)	(349)
Issuance of common stock under share-based compensation plans	230	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(8,270)					(8,270)
Share-based compensation expense			3,878					3,878
Purchase of treasury stock					208	(14,731)		(14,731)
Dividends declared on common stock				(2,949)				(2,949)
Balance at June 30, 2022	29,615	$296	$340,035	$968,417	5,109	$(250,510)	$4,974	$1,063,212

	Six Months Ended June 30, 2021
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				23,361				23,361
Other comprehensive income, net of tax							804	804
Issuance of common stock under share-based compensation plans	12	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(165)					(165)
Share-based compensation expense			2,354					2,354
Purchase of treasury stock					15	(1,001)		(1,001)
Dividends declared on common stock				(2,037)				(2,037)
Balance at March 31, 2021	29,057	$291	$344,542	$617,256	3,672	$(112,174)	$1,994	$851,909
Net income				60,981				60,981
Other comprehensive income, net of tax							678	678
Issuance of common stock under share-based compensation plans	261	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(9,601)					(9,601)
Share-based compensation expense			3,324					3,324
Purchase of treasury stock					111	(7,099)		(7,099)
Dividends declared on common stock				(2,058)				(2,058)
Balance at June 30, 2021	29,318	$293	$338,263	$676,179	3,783	$(119,273)	$2,672	$898,134

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2022	2021

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$172,030	$84,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,690	58,709
Amortization of intangibles	6,463	1,927
Share-based compensation expense	6,641	5,678
Provision for losses on accounts receivable	3,583	(334)
Change in deferred income taxes	(6,371)	(7,612)
Gain on sale of property and equipment	(4,073)	(8,408)
Gain on sale of subsidiary	(402)	(6,923)
Changes in operating assets and liabilities:
Receivables	(87,092)	(37,745)
Prepaid expenses	7,477	1,419
Other assets	72	25
Income taxes	4,211	12,275
Operating right-of-use assets and lease liabilities, net	114	761
Accounts payable, accrued expenses, and other liabilities	18,280	41,786
NET CASH PROVIDED BY OPERATING ACTIVITIES	184,623	145,900

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(49,682)	(25,395)
Proceeds from sale of property and equipment	9,115	10,864
Proceeds from sale of subsidiary	475	9,013
Purchases of short-term investments	(64,330)	(43,690)
Proceeds from sale of short-term investments	35,840	49,165
Capitalization of internally developed software	(8,541)	(9,477)
Business acquisition, net of cash acquired	2,279	—
NET CASH USED IN INVESTING ACTIVITIES	(74,844)	(9,520)

FINANCING ACTIVITIES
Borrowings under credit facilities	58,000	—
Proceeds from notes payable	7,280	—
Payments on long-term debt	(84,905)	(54,643)
Net change in book overdrafts	6,085	(922)
Deferred financing costs	—	(189)
Payment of common stock dividends	(4,927)	(4,095)
Purchases of treasury stock	(31,237)	(8,100)
Payments for tax withheld on share-based compensation	(9,637)	(9,766)
NET CASH USED IN FINANCING ACTIVITIES	(59,341)	(77,715)

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,438	58,665
Cash and cash equivalents at beginning of period	76,620	303,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,058	$362,619

NONCASH INVESTING ACTIVITIES
Equipment financed	$19,498	$8,138
Accruals for equipment received	$7,574	$5,984
Lease liabilities arising from obtaining right-of-use assets	$30,210	$6,051

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

The Asset-Based segment represented approximately 54% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2022. As of June 2022, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

On November 1, 2021, the Company acquired MoLo Solutions, LLC (“MoLo”). As a result of the acquisition, MoLo® became a wholly owned subsidiary of the Company. The acquired operations are reported within the ArcBest segment of the Company’s Asset-Light operations (see Note K). The fair value measurements related to MoLo reflected in the accompanying consolidated financial statements are preliminary, as fair values of acquired assets and liabilities assumed are subject to revision during the measurement period if information becomes available that warrants further adjustments. See Note C for further discussion of the MoLo acquisition.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$71,987	$72,790
Variable rate demand notes(1)(2)	231	230
Money market funds(3)	54,840	3,600
Total cash and cash equivalents	$127,058	$76,620

Short-term investments
Certificates of deposit(1)	$37,047	$48,339
U.S. Treasury securities(4)	39,755	—
Total short-term investments	$76,802	$48,339

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2022 and December 31, 2021, cash, cash equivalents, and short-term investments totaling $95.5 million and $42.6 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2022		2021

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	175,405	167,156	175,530	175,937
New England Pension Fund withdrawal liability(3)	20,438	20,430	20,769	23,521
	$245,843	$237,586	$246,299	$249,458

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 4.5% and 3.1% at June 30, 2022 and December 31, 2021, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of June 30, 2022, the outstanding withdrawal liability totaled $20.4 million, of which $0.7 million and $19.7 million was recorded in accrued expenses and the other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$54,840	$54,840	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,701	3,701	—	—
Interest rate swaps(3)	2,859	—	2,859	—
	$61,400	$58,541	$2,859	$—
Liabilities:
Contingent consideration(4)	94,510	—	—	94,510
	$94,510	$—	$—	$94,510

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$3,600	$3,600	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,848	3,848	—	—
Interest rate swaps(3)	874	—	874	—
	$8,322	$7,448	$874	$—
Liabilities:
Interest rate swaps(3)	$455	$—	$455	$—
Contingent consideration(4)	93,700	—	—	93,700
	$94,155	$—	$455	$93,700

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2022 and December 31, 2021 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for the earn-out agreement related to the November 2021 acquisition of MoLo was determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 10.6% and 9.0% as of June 30, 2022 and December 31, 2021, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balances at December 31, 2021	$93,700
Change in fair value included in operating income	810
Balances at June 30, 2022	$94,510

NOTE C – ACQUISITION

On November 1, 2021 (the “acquisition date”), the Company acquired MoLo Solutions, LLC (“MoLo”), a Chicago-based truckload freight brokerage company, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated September 29, 2021. As of June 30, 2022, net cash consideration related to the transaction totaled $235.9 million, which is subject to certain post-closing adjustments. The Company funded the initial purchase price with cash on hand on November 1, 2021, and received $2.3 million from escrow related to certain post-closing adjustments during the six months ended June 30, 2022, which is reported in the accompanying consolidated statements of cash flows as business acquisition, net of cash acquired. The Merger Agreement provides for certain additional cash consideration to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement.

The following table represents the components of the total purchase consideration for the acquisition of MoLo. The Company recorded the estimated fair value of the contingent consideration at the acquisition date as a part of the purchase price consideration for the acquisition. The purchase consideration is preliminary and is dependent on final post-closing adjustments and finalization of working capital balances.

Purchase
Consideration
(in thousands)
Net cash consideration, including estimated post-closing adjustments	$235,903
Contingent consideration	93,700
Total purchase consideration	$329,603

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

The following table summarizes the estimated fair values of the acquired assets and liabilities assumed at the acquisition date, including measurement period adjustments related to working capital. The Company is in the process of making a final determination of acquired assets and liabilities, with remaining matters primarily related to finalization of working capital balances, and thus, the provisional measurements are subject to change.

Purchase
Allocation
(in thousands)
Accounts receivable	$134,622
Prepaid expenses	468
Property and equipment	2,309
Operating lease right-of-use assets	844
Intangible assets	76,900
Other assets	170
Total identifiable assets acquired	215,313

Accounts payable	94,461
Accrued expenses and other current liabilities	2,973
Operating lease liabilities	983
Total liabilities	98,417

Total identifiable net assets	116,896
Goodwill	212,707
Net assets acquired	$329,603

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

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2021	$300,337	$299,707	$630
Purchase accounting adjustments(1)	(1,262)	(1,262)	—
Balances at June 30, 2022	$299,075	$298,445	$630
(1)	Purchase accounting adjustments related to the MoLo acquisition represent adjustments to the acquired balance of working capital. As noted in Note C, goodwill related to the November 1, 2021 acquisition of MoLo is based on preliminary information as of June 30, 2022.

Intangible assets consisted of the following:

		June 30, 2022			December 31, 2021
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$100,321	$39,352	$60,969	$100,321	$35,072	$65,249
Other	8	30,363	3,487	26,876	30,335	1,304	29,031
	11	130,684	42,839	87,845	130,656	36,376	94,280
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,984	$42,839	$120,145	$162,956	$36,376	$126,580

The future amortization for intangible assets acquired through business acquisitions as of June 30, 2022 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2022	$6,458
2023	12,826
2024	12,793
2025	12,778
2026	8,671
Thereafter	34,319
Total amortization	$87,845

NOTE E – INCOME TAXES

The effective tax rate was 23.0% and 23.6% for the three and six months ended June 30, 2022, respectively, compared to 17.0% and 19.5% for the same periods of  2021. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2022 and 2021, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards.

As of June 30, 2022, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2022 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $2.3 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively.

The Company paid federal, state, and foreign income taxes of $56.4 million and and $15.3 million during the six months ended June 30, 2022 and 2021, respectively. The Company received refunds of federal and state income taxes that were paid in prior years of $1.2 million and less than $0.1 during the six months ended June 30, 2022 and 2021, respectively.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
Operating lease expense	$7,367	$6,584	$14,450	$13,226
Variable lease expense	1,068	963	2,044	2,295
Sublease income	(97)	(156)	(258)	(311)
Total operating lease expense(1)	$8,338	$7,391	$16,236	$15,210
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Six Months Ended June 30
	2022	2021

	(in thousands)
Noncash change in operating right-of-use assets	$12,810	$11,386
Change in operating lease liabilities	(12,696)	(10,625)
Operating right-of-use-assets and lease liabilities, net	$114	$761

Cash paid for amounts included in the measurement of operating lease liabilities	$(14,334)	$(12,446)

Maturities of operating lease liabilities at June 30, 2022 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2022	$14,212	$14,155	$57
2023	25,496	25,471	25
2024	22,832	22,832	—
2025	19,480	19,480	—
2026	17,123	17,123	—
Thereafter	41,602	41,602	—
Total lease payments	140,745	140,663	82
Less imputed interest	(11,958)	(11,958)	—
Total	$128,787	$128,705	$82
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of June 30, 2022 totaling $81.4 million which will be paid over approximately 10 and 12 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	June 30	December 31
	2022	2021

	(in thousands)
Credit Facility (interest rate of 2.8%(1) at June 30, 2022)	$50,000	$50,000
Notes payable (weighted-average interest rate of 2.5% at June 30, 2022)	175,405	175,530
Finance lease obligations	—	2
	225,405	225,532
Less current portion	56,049	50,615
Long-term debt, less current portion	$169,356	$174,917

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% and 3.12% based on the margin of the Credit Facility as of June 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of long-term debt obligations as of June 30, 2022 were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$61,959	$2,152	$59,807
Due after one year through two years	56,017	2,098	53,919
Due after two years through three years	89,397	50,489	38,908
Due after three years through four years	21,398	—	21,398
Due after four years through five years	9,251	—	9,251
Due after five years	118	—	118
Total payments	238,140	54,739	183,401
Less amounts representing interest	12,735	4,739	7,996
Long-term debt	$225,405	$50,000	$175,405
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	June 30	December 31
	2022	2021

	(in thousands)
Revenue equipment	$255,050	$241,892
Service, office, and other equipment	33,612	29,773
Total assets securing notes payable or held under finance leases	288,662	271,665
Less accumulated depreciation and amortization(1)	105,185	88,696
Net assets securing notes payable or held under finance leases	$183,477	$182,969

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed $58.0 million under the Credit Facility in the first quarter of 2022, and repaid $20.0 million and $38.0 million of the borrowings during the three months ended March 31, 2022 and June 30, 2022, respectively. As of June 30, 2022, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 1, 2024; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2022.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount which started on June 30, 2022 and will end on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the remaining term of the agreement. From June 30, 2022 to October 1, 2024, the interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of June 30, 2022. The fair value of the interest rate swap of $2.9 million and $0.9 million was recorded in other long-term assets at June 30, 2022 and December 31, 2021, respectively.

The Company had an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and matured on June 30, 2022. The fair value of the interest rate swap of $0.5 million was recorded in other long-term liabilities at December 31, 2021.

The unrealized gain on the interest rate swap instruments in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at June 30, 2022 and December 31, 2021, and the change in the unrealized gain on the interest rate swaps for the three and six months ended June 30, 2022 and 2021 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at June 30, 2022.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. In May 2022, the Company amended its accounts receivable securitization program to, among other things, increase certain ratios, including the delinquency, default, and accounts receivable turnover ratios, as defined in the agreement; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on the Secured Overnight Financing Rate (“SOFR”). The program ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions, which has resulted in an increased proportion of total revenues generated by the Company’s Asset-Light operations and, as a result, longer collection periods on the Company’s accounts receivable, as are typical for Asset-Light businesses.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the amended accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2022.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2022, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2022, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2022, surety bonds outstanding related to the self-insurance program totaled $62.0 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the three and six months ended June 30, 2022, the Company entered into notes payable arrangements, primarily for revenue equipment, totaling $18.7 million and $26.8 million, respectively.

NOTE H – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost (credit):

	Three Months Ended June 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Service cost	$—	$—	$39	$48
Interest cost	1	1	110	107
Amortization of net actuarial (gain) loss(1)	2	3	(191)	(137)
Net periodic benefit cost (credit)(2)	$3	$4	$(42)	$18

	Six Months Ended June 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Service cost	$—	$—	$78	$96
Interest cost	3	2	220	214
Amortization of net actuarial (gain) loss(1)	4	5	(382)	(274)
Net periodic benefit cost (credit)(2)	$7	$7	$(84)	$36
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(2)	Service cost is reported within operating expenses and the other components of net periodic benefit cost are reported within the other line item of other income (costs).

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

NOTE I – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30	December 31
	2022	2021

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,224	$5,602
Interest rate swap	2,859	419
Foreign currency translation	(1,376)	(1,044)

Total	$6,707	$4,977

After-tax amounts:
Unrecognized net periodic benefit credit	$3,879	$4,160
Interest rate swap	2,111	309
Foreign currency translation	(1,016)	(770)

Total	$4,974	$3,699

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2022 and 2021:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	1,556	—	1,802	(246)
Amounts reclassified from accumulated other comprehensive income	(281)	(281)	—	—
Net current-period other comprehensive income (loss)	1,275	(281)	1,802	(246)

Balances at June 30, 2022	$4,974	$3,879	$2,111	$(1,016)

Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	1,682	—	741	941
Amounts reclassified from accumulated other comprehensive income	(200)	(200)	—	—
Net current-period other comprehensive income (loss)	1,482	(200)	741	941

Balances at June 30, 2021	$2,672	$3,060	$(457)	$69

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Six Months Ended June 30
	2022	2021

	(in thousands)
Amortization of net actuarial gain, pre-tax	$378	$269
Tax expense	(97)	(69)
Total, net of tax	$281	$200

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note H.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2022		2021
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$1,978	$0.08	$2,037
Second quarter	$0.12	$2,949	$0.08	$2,058

On July 27, 2022, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 10, 2022.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. On November 2, 2021, the Company entered into a fixed dollar accelerated share repurchase program (“ASR”) with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock, of which $75.0 million was repurchased during 2021. The remaining $25.0 million available under the ASR was recorded as an unsettled forward contract within stockholders’ equity as additional paid-in capital as of December 31, 2021. The Company had $66.9 million available for repurchases of its common stock in total under the share repurchase program and the ASR as of December 31, 2021.

During the six months ended June 30, 2022, the Company purchased 616,516 shares for an aggregate cost of $56.2 million, including the purchase of 214,763 shares to settle the remaining $25.0 million under the ASR. In April 2022, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $75.0 million. The Company had $60.3 million remaining under its share repurchase programs as of June 30, 2022.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$102,461	$60,981	$172,030	$84,342
Denominator:
Weighted-average shares	24,607,362	25,586,353	24,658,739	25,522,453
Earnings per common share	$4.16	$2.38	$6.98	$3.30

Diluted
Numerator:
Net income	$102,461	$60,981	$172,030	$84,342
Denominator:
Weighted-average shares	24,607,362	25,586,353	24,658,739	25,522,453
Effect of dilutive securities	988,669	1,324,443	1,097,575	1,403,680
Adjusted weighted-average shares and assumed conversions	25,596,031	26,910,796	25,756,314	26,926,133
Earnings per common share	$4.00	$2.27	$6.68	$3.13

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. In recent periods, including the three and six months ended June 30, 2022, the Company’s operations have not been as heavily impacted by seasonal fluctuations, due in part to strategic initiatives undertaken to enable profitable growth through seasons and cycles. The acquired operations of MoLo on November 1, 2021 resulted in increased business levels for the ArcBest segment for the three and six months ended June 30, 2022, compared to the same periods of 2021.

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

Freight shipments and operating costs of the Asset-Based segment can be adversely affected by inclement weather conditions. Historically, the second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of adverse external events or conditions, may influence quarterly freight tonnage levels.

●	The ArcBest segment includes the results of operations of the Company’s service offerings in ground expedite, truckload, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The ArcBest segment provides services to the Asset-Based segment.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. Historically, the second and third calendar quarters of each year usually have the highest shipment levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; and the impact of adverse external events or conditions, may impact quarterly business levels. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns, but expedite shipments can be subject to short-term increases depending on the impact of weather or other disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but disruptive events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

●	FleetNet includes the results of operations of FleetNet America, Inc. and certain other subsidiaries that provide roadside assistance and maintenance management services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the Asset-Based and ArcBest segments.

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations are influenced by seasonal variations in service event volume and the impact of other external events or conditions.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
REVENUES
Asset-Based	$802,622	$652,832	$1,507,933	$1,209,124
ArcBest(1)	549,655	270,748	1,144,939	523,084
FleetNet	82,132	59,547	160,510	118,710
Other and eliminations	(41,480)	(34,154)	(85,379)	(72,732)
Total consolidated revenues	$1,392,929	$948,973	$2,728,003	$1,778,186

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$328,068	$302,370	$641,565	$588,064
Fuel, supplies, and expenses	99,296	64,689	184,127	125,530
Operating taxes and licenses	12,823	12,303	25,316	24,551
Insurance	12,197	9,454	22,628	18,393
Communications and utilities	4,648	4,663	9,335	9,633
Depreciation and amortization	24,463	23,308	48,768	46,792
Rents and purchased transportation	121,550	95,082	224,535	170,670
Shared services	75,584	69,372	142,734	125,238
Gain on sale of property and equipment(2)	(1,370)	71	(4,065)	(8,624)
Innovative technology costs(3)	7,954	7,532	14,914	14,400
Other	753	77	1,386	511
Total Asset-Based	685,966	588,921	1,311,243	1,115,158

ArcBest(1)
Purchased transportation	448,160	226,603	956,540	437,598
Supplies and expenses	4,263	2,476	7,529	5,044
Depreciation and amortization(4)	5,468	2,366	10,648	4,752
Shared services	57,986	29,078	108,183	55,150
Gain on sale of subsidiary(5)	(402)	(6,923)	(402)	(6,923)
Other	6,701	2,021	13,846	4,071
Total ArcBest	522,176	255,621	1,096,344	499,692

FleetNet	80,540	58,409	157,201	116,549
Other and eliminations	(33,099)	(28,277)	(69,059)	(59,703)
Total consolidated operating expenses	$1,255,583	$874,674	$2,495,729	$1,671,696

(1)	The 2022 periods include the operations of MoLo, which was acquired on November 1, 2021.
(2)	The six months ended June 30, 2021 include an $8.6 million gain on the sale of an unutilized service center property. The 2022 amounts primarily consist of gains on sale of replaced equipment.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(4)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(5)	Gain recognized relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
OPERATING INCOME
Asset-Based	$116,656	$63,911	$196,690	$93,966
ArcBest(1)	27,479	15,127	48,595	23,392
FleetNet	1,592	1,138	3,309	2,161
Other and eliminations	(8,381)	(5,877)	(16,320)	(13,029)
Total consolidated operating income	$137,346	$74,299	$232,274	$106,490

OTHER INCOME (COSTS)
Interest and dividend income	$361	$322	$467	$714
Interest and other related financing costs	(1,863)	(2,274)	(3,802)	(4,702)
Other, net(2)	(2,807)	1,111	(3,633)	2,303
Total other costs	(4,309)	(841)	(6,968)	(1,685)
INCOME BEFORE INCOME TAXES	$133,037	$73,458	$225,306	$104,805
(1)	The 2022 periods include the operations of MoLo which was acquired on November 1, 2021.
(2)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note H) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
Revenues from customers
Asset-Based	$788,973	$630,145	$1,464,491	$1,159,869
ArcBest(1)	538,780	268,038	1,130,502	518,279
FleetNet	68,204	49,951	135,187	98,385
Other	(3,028)	839	(2,177)	1,653
Total consolidated revenues(1)	$1,392,929	$948,973	$2,728,003	$1,778,186

Intersegment revenues
Asset-Based	$13,649	$22,687	$43,442	$49,255
ArcBest	10,875	2,710	14,437	4,805
FleetNet	13,928	9,596	25,323	20,325
Other and eliminations	(38,452)	(34,993)	(83,202)	(74,385)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$802,622	$652,832	$1,507,933	$1,209,124
ArcBest(1)	549,655	270,748	1,144,939	523,084
FleetNet	82,132	59,547	160,510	118,710
Other and eliminations	(41,480)	(34,154)	(85,379)	(72,732)
Total consolidated revenues(1)	$1,392,929	$948,973	$2,728,003	$1,778,186
(1)	The 2022 periods include the operations of MoLo, which was acquired on November 1, 2021.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022(1)	2021	2022(1)	2021

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$449,404	$389,146	$870,047	$748,541
Rents, purchased transportation, and other costs of services	610,877	347,760	1,257,756	657,098
Fuel, supplies, and expenses	119,378	80,020	218,925	153,169
Depreciation and amortization(2)	35,330	30,282	70,153	60,636
Other(3)	40,594	27,466	78,848	52,252
	$1,255,583	$874,674	$2,495,729	$1,671,696
(1)	The 2022 period includes the operations of MoLo, which was acquired on November 1, 2021.
(2)	Includes amortization of intangible assets.
(3)	The three and six months ended June 30, 2021 include a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment. The six months ended June 30, 2021 also includes an $8.6 million gain on the sale of an unutilized service center property within the Asset-Based segment, compared to $4.1 million of gains on the sale of replaced equipment within the Asset-Based segment for the same period of 2022.

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

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of June 30, 2022. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationTM (together with its subsidiaries, the “Company,” “ArcBestTM,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet our customers’ needs and help keep the global supply chain moving. Our operations are conducted through three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest, our asset-light logistics operation; and FleetNet. The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands, except per share data)
REVENUES
Asset-Based	$802,622	$652,832	$1,507,933	$1,209,124

ArcBest(1)	549,655	270,748	1,144,939	523,084
FleetNet	82,132	59,547	160,510	118,710
Total Asset-Light	631,787	330,295	1,305,449	641,794

Other and eliminations	(41,480)	(34,154)	(85,379)	(72,732)
Total consolidated revenues	$1,392,929	$948,973	$2,728,003	$1,778,186

OPERATING INCOME
Asset-Based	$116,656	$63,911	$196,690	$93,966

ArcBest(1)	27,479	15,127	48,595	23,392
FleetNet	1,592	1,138	3,309	2,161
Total Asset-Light	29,071	16,265	51,904	25,553

Other and eliminations	(8,381)	(5,877)	(16,320)	(13,029)
Total consolidated operating income	$137,346	$74,299	$232,274	$106,490

NET INCOME(1)	$102,461	$60,981	$172,030	$84,342

DILUTED EARNINGS PER SHARE(1)	$4.00	$2.27	$6.68	$3.13
(1)	The 2022 periods include the operations of MoLo Solutions, LLC (“MoLo”), which was acquired on November 1, 2021. The acquisition of MoLo is more fully described in the Asset-Light Overview section of Asset-Light Operations.

Our consolidated revenues, which totaled $1,392.9 million and $2,728.0 million for the three and six months ended June 30, 2022, respectively, increased 46.8% and 53.4%, compared to the same prior-year periods. The revenue growth is attributable to increased demand and higher pricing for our broad service offerings and the impact of revenue from the acquired operations of MoLo. The year-over-year increases in consolidated revenues for the three and six months ended June 30, 2022 reflect an increase in our Asset-Based revenues of 22.9% and 24.7%, respectively, and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 91.3% and 103.4%, respectively. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three and six months ended June 30, 2022, compared to the same periods of 2021, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 17.7% and 19.3% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, with per-day increases in tonnage of 3.7% and 3.6%, respectively. Asset-Based daily shipments increased 2.0% and 1.1% for the three and six months ended June 30, 2022, respectively, while weight per shipment increased 1.7% and 2.5% for the three months and six months ended June 30 2022, respectively, compared to the same prior-year periods. The increase in revenues of our Asset-Light operations for the three and six months ended June 30, 2022, compared to the same periods of 2021, reflects increases in revenue per shipment of 15.2% and 23.5%, respectively, and shipments per day of 74.8% and 79.2%, respectively, for the ArcBest segment. An increase in roadside and maintenance service event volumes and higher revenue per event for FleetNet also contributed to the year-over-year revenue improvement. On a combined basis, the Asset-Light operating segments generated approximately 44%  and 46% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2022, respectively, compared to 34% and 35%, respectively, for the same periods of 2021.

Consolidated operating income totaled $137.3 million and $232.3 million for the three and six months ended June 30, 2022, respectively, compared to $74.3 million and $106.5 million, respectively, for the same periods of 2021. The $63.0 million and $125.8 million increase in consolidated operating income for the three and six months ended June 30, 2022, respectively, is primarily due to the improved results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). The year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs related to the freight handling pilot test program at ABF Freight are discussed in Asset-Based Operating Income within the Asset-Based Segment Results section of Asset-Based Operations. Initiatives to optimize our performance through technological innovation, including costs related to our investment in human-centered remote operation software, are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by a total of $10.3 million (pre-tax), or $7.8 million (after-tax) and $0.30 per diluted share, for second quarter 2022, compared to $8.5 million (pre-tax), or $6.4 million (after-tax) and $0.24 per diluted share, for second quarter 2021. For the six months ended June 30, 2022, these costs impacted consolidated results by a total of $20.0 million (pre-tax), or $15.1 million (after-tax) and $0.59 per diluted share compared to $16.1 million (pre-tax), or $12.2 million (after-tax) and $0.45 per diluted share, for the same period of 2021.

Consolidated operating results for the three and six months ended June 30, 2022 were impacted by the amortization of acquired intangible assets related to the acquisition of MoLo and previously acquired businesses in the ArcBest segment by $3.2 million (pre-tax), or $2.4 million (after-tax) and $0.09 per diluted share, for second quarter 2022, compared to $0.9 million (pre-tax), or $0.7 million (after-tax) and $0.03 per diluted share, for second quarter 2021. For the six months ended June 30, 2022, these costs impacted consolidated results by a total of $6.4 million (pre-tax), or $4.8 million (after-tax) and $0.19 per diluted share, compared to $1.9 million (pre-tax), or $1.4 million (after-tax) and $0.05 per diluted share, for the same period of 2021. Consolidated operating results also benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021 which resulted in a gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share, for the three and six months ended June 30, 2021, compared to a gain of $0.4 million (pre-tax), or $0.3 million (after-tax) and $0.01 per diluted share, recognized for the three and six months ended June 30, 2022 upon release of the funds from escrow in second quarter 2022.

The liability for contingent consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent consideration resulted in no impact to consolidated operating results in second quarter 2022. The first quarter 2022 remeasurement reduced the year-to-date 2022 consolidated results by a total of $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, decreased net income by $2.7 million, or $0.11 per diluted share, and $3.5 million, or $0.14 per diluted share, for the three and six months ended June 30, 2022, respectively, compared to an increase in net income of $1.2 million, or $0.05 per diluted share, and $2.5 million, or $0.09 per diluted share, for the same prior-year periods. The vesting of restricted stock units, which primarily occurs in the second quarter of each year, resulted in a tax benefit of $5.1 million, or $0.20 per diluted share, and $5.9 million, or $0.23 per diluted share, for the three and six months ended June 30, 2022, respectively, compared to tax benefit of $6.8 million, or $0.25 per diluted share, and $6.9 million, or $0.26 per diluted share, respectively, for the same periods of 2021.

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

Consolidated Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
Net income	$102,461	$60,981	$172,030	$84,342
Interest and other related financing costs	1,863	2,274	3,802	4,702
Income tax provision	30,576	12,477	53,276	20,463
Depreciation and amortization(1)	35,330	30,282	70,153	60,636
Amortization of share-based compensation	3,878	3,324	6,641	5,678
Change in fair value of contingent consideration(2)	—	—	810	—
Gain on sale of subsidiary(3)	(402)	(6,923)	(402)	(6,923)
Consolidated Adjusted EBITDA	$173,706	$102,415	$306,310	$168,898
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of consolidated adjusted EBITDA was updated from the prior year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the Company’s core operating performance.

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

As of June 2022, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.9% effective July 1, 2022 and the average health, welfare, and pension benefit contribution rate is expected to increase approximately 2.4% effective primarily on August 1, 2022.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	40.9%	46.3%	42.5%	48.6%
Fuel, supplies, and expenses	12.4	9.9	12.2	10.4
Operating taxes and licenses	1.6	1.9	1.7	2.0
Insurance	1.5	1.4	1.5	1.5
Communications and utilities	0.6	0.7	0.6	0.8
Depreciation and amortization	3.1	3.6	3.2	3.9
Rents and purchased transportation	15.1	14.6	14.9	14.1
Shared services	9.4	10.6	9.6	10.4
Gain on sale of property and equipment	(0.2)	—	(0.3)	(0.7)
Innovative technology costs(1)	1.0	1.2	1.0	1.2
Other	0.1	—	0.1	—
	85.5%	90.2%	87.0%	92.2%

Asset-Based Operating Income	14.5%	9.8%	13.0%	7.8%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2022	2021	% Change	2022	2021	% Change
Workdays(1)	63.5	63.5		127.0	126.5
Billed revenue per hundredweight, including fuel surcharges	$45.76	$38.87	17.7%	$44.77	$37.54	19.3%
Pounds	1,764,734,199	1,701,634,637	3.7%	3,390,193,280	3,258,464,543	4.0%
Pounds per day	27,791,090	26,797,396	3.7%	26,694,435	25,758,613	3.6%
Shipments per day	20,108	19,713	2.0%	19,717	19,504	1.1%
Shipments per DSY hour	0.431	0.450	(4.2)%	0.432	0.452	(4.4)%
Pounds per shipment	1,382	1,359	1.7%	1,354	1,321	2.5%
Pounds per mile	19.20	19.09	0.6%	19.19	19.14	0.3%
Average length of haul (miles)	1,096	1,107	(1.0)%	1,088	1,099	(1.0)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2022 totaled $802.6 million and $1,507.9 million, respectively, compared to $652.8 million and $1,209.1 million, respectively, for the same periods of 2021. The increase in revenues reflects a solid pricing environment and higher demand for freight transportation services. Billed revenue (as described in the Asset-Based Segment Overview) increased 22.1% and 23.6% on a per-day basis for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, reflecting a 17.7% and 19.3% increase in total billed revenue per hundredweight, including fuel surcharges, respectively. For the three and six months ended June 30, 2022, tonnage per day increased 3.7% and 3.6%, respectively. The number of workdays was the same in second quarter 2022 and greater by half of a day in the first half of 2022, versus the same periods of 2021.

The 17.7% and 19.3% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, was positively impacted by a strong pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. Higher fuel surcharge revenues associated with increased fuel prices, positively impacted the total billed revenue per hundredweight measure for the three and six months ended June 30, 2022, compared to the same prior-year periods. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on LTL-rated freight was in the double digits for the three and six months ended June 30, 2022, compared to the same periods of 2021. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2022 increased approximately 8.0% and 8.6%, respectively, compared to the same periods of 2021. These higher than historical average price increases on contractual business reflect customer demand for our Asset-Based services during a period of tight market capacity and supply chain volatility. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.95% effective November 15, 2021 and January 25, 2021, respectively, although the rate changes vary by lane and shipment characteristics.

The 3.7% and 3.6% increase in tonnage per day for the three and six months ended June 30, 2022, respectively, compared to the same prior-year periods, primarily reflects an increase in shipment levels combined with higher average weight per shipment. Total shipments increased 2.0% and 1.1% on a per-day basis for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, reflecting growth in both LTL-rated and truckload-rated shipments. Management’s work to optimize revenue on shipments in the Asset-Based network contributed to larger-sized LTL-rated and truckload-rated shipments, which impacted the growth in the total weight per shipment metric for the three and six months ended June 30, 2022. Truckload-rated U-Pack household goods shipments were intentionally moderated in order to better serve core LTL customers in the first half of 2022; however, improvement in pricing on these shipments for the three and six months ended June 30, 2022, versus the same prior-year periods, partially offset the impact of less U-Pack business on the segment’s year-over-year revenue comparisons.

The Asset-Based segment’s average nominal fuel surcharge rate increased by approximately 22 percentage points and 16 percentage points in the three- and six-month period ended June 30 2022, respectively, compared to the same periods of 2021. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $116.7 million and $196.7 million for the three and six months ended June 30, 2022, respectively, compared to $63.9 million and $94.0 million, respectively, for the same periods of 2021. The Asset-Based segment’s operating ratio improved by 4.7 percentage points and 5.2 percentage points for the three and six months ended June 30, 2022, respectively, compared to the same prior-year periods, reflecting the increased revenues, partially offset by higher operating costs due to increased business levels.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $8.0 million and $14.9 million for the three and six months ended June 30, 2022, respectively, compared to $7.5 million and $14.4 million, respectively, for the same periods of 2021. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful or expand beyond current testing locations.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 40.9% and 42.5% of Asset-Based segment revenues for the three and six-month period ended June 30, 2022, respectively, compared to 46.3% and 48.6%, respectively, for the same periods of 2021. The decreases in salaries, wages, and benefits as a percentage of revenue for the three and six months ended June 30, 2022, compared to the same prior-year periods, were partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $25.7 million and $53.5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher headcount as additional drivers and service center personnel were hired to service increased business levels. The increases in labor costs also reflect year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA and higher workers’ compensation expense reflecting an increase in the severity of claims experience. The contractual wage rate under the 2018 ABF NMFA increased 1.7% effective July 1, 2021 and the average health, welfare, and pension benefit contribution rate increased approximately 2.4% effective primarily on August 1, 2021.

The Asset-Based segment manages costs with shipment levels; however, a number of factors pressured the efficiency of DSY tasks during the first half of 2022. Shipments per DSY hour declined 4.2% and 4.4% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, reflecting personnel inefficiencies, including training a record number of new hires; equipment capacity constraints related to market conditions; and the effect of freight profile and mix changes, which contributed to improved revenue per shipment. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels. The slight increase in pounds per mile for the three and six-month periods ended June 30, 2022, compared to the same periods of 2021, was impacted by a lower average length of haul related to the higher mix of  LTL-rated shipments handled during the 2022 periods.

Fuel, supplies, and expenses as a percentage of revenue increased 2.5 percentage points and 1.8 percentage points during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher fuel costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 97% and 83% during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. More miles driven as a result of the increase in business levels also contributed to the year-over-year increases in fuel, supplies, and expenses.

Depreciation and amortization as a percentage of revenue decreased 0.5 percentage points and 0.7 percentage points for the three and six-month period ended June 30, 2022, respectively, compared to the same periods of 2021; however, depreciation and amortization expense was relatively consistent across the periods. The decrease in depreciation and amortization as a percentage of revenue was influenced by the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 0.5 percentage points and 0.8 percentage points for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher rates and increased utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers. The year-over-year increases in purchased transportation costs were also impacted by higher fuel surcharges related to these services due to higher fuel costs. Rail miles were consistent for second quarter 2022 compared to second quarter 2021, but increased approximately 3% for the six months ended June 30, 2022, compared to the same periods of 2021, due to customer service requirements during the first quarter of 2022.

Shared services as a percentage of revenue decreased 1.2 percentage points and 0.8 percentage points for the three and six-month period ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease in shared services as a percentage of revenue was influenced by the effect of higher revenues. Shared service costs increased $6.2 million and $17.5 million during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, due to the impact of higher business levels and higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Gain on sale of property and equipment was $4.6 million lower for the six months ended June 30, 2022, compared to the same period of 2021, primarily due to an $8.6 million gain on the sale of an unutilized property in first quarter 2021. The difference in gain on sale of property and equipment negatively impacted the operating ratio comparison by 0.4 percentage points for the six months ended June 30, 2022, compared to the same prior-year period.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer a single source of integrated logistics solutions, designed to satisfy customers’ complex supply chain needs and unique shipping requirements. We are focused on growing and making strategic investments in our Asset-Light operations that enhance our service offerings and strengthen our customer relationships. Our acquisition of MoLo, which was completed on November 1, 2021, demonstrates our commitment to grow our Asset-Light operations as we work to align our overall revenue mix with our customers’ transportation spend. Throughout our operations, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and adding capacity options for our customers. In recent years, we have experienced significant growth in shipment levels and revenues of managed transportation solutions reflecting strategic efforts to cross-sell our service offerings and the increasing demand for these services that include supply chain optimization. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo, accelerates the growth of our company by increasing the scale of truckload brokerage services offered within our ArcBest segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo’s significant capabilities and talent to our truckload brokerage service offering allows us to better respond to the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners. Our acquisition of MoLo is discussed further in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The combined revenues of our Asset-Light operating segments generated approximately 44% and 46% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2022, compared to approximately 34% and 35% for the three and six months ended June 30, 2021. The Asset-Light revenue growth for the three and six months ended June 30, 2022, compared to the same prior-year periods, is primarily related to the operations of MoLo, as reported in the ArcBest segment of our Asset-Light operations, and improved customer demand driving revenue per shipment and business levels.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately 40% of the ArcBest segment’s total shipments, while the business represents approximately 15% of segment revenues for the three and six months ended June 30, 2022, respectively. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three and six months ended June 30, 2022, the combined revenues of our Asset-Light operations totaled $631.8 million and $1,305.4 million, respectively, compared to $330.3 million and $641.8 million, respectively, for the same periods of 2021. The revenue increases reflect the acquired operations of MoLo and a combination of higher market rates and customer demand for our services. Our Asset-Light combined operating income for the three and six months ended June 30, 2022 improved to $29.1 million and $51.9 million, respectively, compared to $16.3 million and $25.6 million, respectively, for the same prior-year periods, primarily reflecting the increase in revenues and changes in costs as described in the following paragraphs.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	81.5%	83.7%	83.5%	83.6%
Supplies and expenses	0.8	0.9	0.7	1.0
Depreciation and amortization(1)	1.0	0.9	0.9	0.9
Shared services	10.6	10.7	9.5	10.5
Gain on sale of subsidiary(2)	(0.1)	(2.6)	—	(1.3)
Other(3)	1.2	0.8	1.2	0.8
	95.0%	94.4%	95.8%	95.5%

ArcBest Segment Operating Income	5.0%	5.6%	4.2%	4.5%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	The 2021 periods represent a gain of $6.9 million related to the sale of the labor services portion of the ArcBest segment's moving business in May 2021, and the 2022 periods represent the contingent amount of $0.4 million related to the sale that was recognized in second quarter 2022 when the funds were released from escrow.
(3)	Includes change in fair value of the contingent consideration recorded for the MoLo acquisition (see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

Revenue per shipment	15.2%	23.5%

Shipments per day	74.8%	79.2%

ArcBest segment revenues totaled $549.7 million and $1,144.9 million for the three and six months ended June 30, 2022, compared to $270.7 million and $523.1 million, for the same periods of 2021. The segment’s revenues more than doubled year-over-year due to the addition of business from MoLo and improved market demand. The revenue increases for the three and six months ended June 30, 2022, compared to the same periods of 2021, reflect an increase in revenue per shipment of 15.2% and 23.5%, respectively, associated with higher market prices, including higher fuel, in a tighter truckload capacity market, and an increase in shipments per day of 74.8% and 79.2% (excluding managed transportation shipments), respectively, due to the acquired operations of MoLo and customer demand. Customers’ growing need for comprehensive, managed logistics solutions, growth initiatives for our truckload brokerage services, and demand for our expedite, dedicated, and international services also contributed to the year-over-year increase in revenues. The revenue increases for the three and six months ended June 30, 2022, compared to the same periods of 2021, were partially offset by lower moving services revenue due to the sale of the labor services subsidiary within the segment’s moving business during the second quarter of 2021. The number of workdays was the same in second quarter 2022 and greater by half of a day in the first half of 2022, versus the same periods of 2021.

Operating income totaled $27.5 million and $48.6 million for the three and six months ended June 30, 2022, compared to operating income of $15.1 million and $23.4 million, respectively, for the same periods of 2021, with the improvement primarily reflecting the increases in revenues. Increased customer shipping levels and favorable market conditions positively impacted demand and the total revenue per shipment for the segment’s services for three and six months ended

June 30, 2022 and, combined with effective cost control, contributed to the segment’s operating income improvement, compared to the same periods of 2021. Operating results for the three and six months ended June 30, 2021 benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business, as previously mentioned, which contributed 2.6 percentage points and 1.3 percentage points to the segment’s operating ratio for the three and six months ended June 30, 2021, respectively. A $0.4 million gain related to the sale of this subsidiary was recognized upon release of the funds from escrow in second quarter 2022, benefiting operating results for the three and six months ended June 30, 2022, and contributing 0.1 percentage point to the segment’s operating ratio in second quarter 2022.

The segment’s purchased transportation costs as a percentage of revenue decreased by 2.2 percentage points and 0.1 percentage point for the three and six months ended June 30, 2022, compared to the same periods of 2021. During the first quarter of 2022, due to changes in market conditions and freight mix, the prices paid for purchased transportation increased by a higher percentage than the prices we secured from customers, resulting in margin compression compared to the same period in 2021. However, second quarter 2022 benefited from higher revenue rates contracted with customers in previous periods as the market cost to source capacity declined during the three months ended June 30, 2022. The addition of MoLo truckload business and expertise contributed to the profitable management of the rapidly changing spot market. Significant changes in market capacity, such as those experienced in recent years impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. There can be no assurance that the strong pricing environment we have experienced since the second half of 2020 will continue.

Operating expenses for the three and six months ended June 30, 2022 increased due to additional wages and costs to manage higher shipment volumes, including the impact of MoLo; growth initiatives, including investments in technology and capacity; and additional amortization of acquired intangibles and changes in the fair value of the contingent consideration associated with the MoLo acquisition. The $28.9 million and $53.0 million increase in shared service costs for the three and six months ended June 30, 2022, compared to the same prior-year periods, are primarily related to personnel and other operating expenses for the operations of MoLo and training costs associated with the integration of our truckload operations with MoLo. Shared service costs as a percentage of revenue decreased 0.1 percentage point and 1.0 percentage point for the three and six months ended June 30, 2022, compared to the same periods of 2021, due to the effect of higher revenues, as a portion of these costs are fixed in nature and decrease as a percentage of revenue with increases in revenue levels. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

FleetNet Segment

FleetNet’s revenues totaled $82.1 million and $160.5 million for the three and six months ended June 30, 2022, respectively, compared to $59.5 million and $118.7 million, respectively, for the same periods of 2021. The 37.9% and 35.2% increase in revenues for the three and six months ended June 30, 2022, compared to the same prior-year periods, was driven by higher event volumes and increases in revenue per event for roadside and preventative maintenance services. The increase in service event volume was driven by business from new customers. Roadside service event growth was also impacted by a higher number of events from customers who experienced an increase in e-commerce business and, during the first quarter of 2022, the effect of multiple severe weather events.

FleetNet’s operating income totaled $1.6 million and $3.3 million for the three and six months ended June 30, 2022, respectively, compared to $1.1 million and $2.2 million, respectively, for the same period of 2021. The increase in FleetNet’s operating income for the three and six months ended June 30, 2022, compared to the same prior-year periods, was driven by increases in revenue per event which outpaced the increased costs to service higher event volumes. The operating income improvement was partially offset by higher operating expenses for labor costs, as headcount and the associated wages and benefits have increased as the segment focuses on improvement in customer engagement.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021

	(in thousands)
ArcBest Segment
Operating Income(1)	$27,479	$15,127	$48,595	$23,392
Depreciation and amortization(2)	5,468	2,366	10,648	4,752
Change in fair value of contingent consideration(3)	—	—	810	—
Gain on sale of subsidiary(4)	(402)	(6,923)	(402)	(6,923)
Adjusted EBITDA	$32,545	$10,570	$59,651	$21,221

FleetNet Segment
Operating Income(1)	$1,592	$1,138	$3,309	$2,161
Depreciation and amortization(2)	446	413	873	828
Adjusted EBITDA	$2,038	$1,551	$4,182	$2,989

Total Asset-Light
Operating Income(1)	$29,071	$16,265	$51,904	$25,553
Depreciation and amortization(2)	5,914	2,779	11,521	5,580
Change in fair value of contingent consideration(3)	—	—	810	—
Gain on sale of subsidiary(4)	(402)	(6,923)	(402)	(6,923)
Adjusted EBITDA	$34,583	$12,121	$63,833	$24,210
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. For the ArcBest segment, amortization of acquired intangibles totaled $3.2 million and $6.4 million for the three and six months ended June 30, 2022, respectively, compared to $1.0 million and $1.9 million, respectively, for the same periods of 2021, and is expected to total approximately $13.0 million for full-year 2022, compared to $5.3 million in 2021.
(3)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)	Gain relates to the sale of the labor services portion of the ArcBest segment's moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of asset-light adjusted EBITDA was updated from the prior year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the core operating performance of our asset-light operations.

Current Economic Conditions

Economic conditions continue to be challenged by record inflation levels, supply chain constraints, geopolitical conflicts, including the war in Ukraine, and continued impact of the COVID-19 pandemic. Recent economic measures have indicated slowing growth in the economy, which, combined with higher operating costs and rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on July 28, 2022, the U.S. real gross domestic product decreased at an annual rate of 0.9% for second quarter 2022. The Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 52.8% for July 2022, compared to 59.5% in July 2021. Although the growth rate is slowing, the July 2022 PMI reflects continued economic expansion in the manufacturing sector for the 26th month in a row after the contraction in April and May 2020. The Industrial Production Index issued by the Federal Reserve increased at an annual rate of 6.1% for second quarter 2022. Manufacturing and trade inventory levels remain low and within a range we consider optimal for freight demand, although there can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Global supply chain disruptions and component shortages, due in part to closure of suppliers’ and manufacturers’ operations during the COVID-19 pandemic and exacerbated by the war in Ukraine and strong demand in recent quarters have led to shortages of certain parts and products. These supply shortages and strong demand, as well as the impact of federal programs and monetary policy, are pushing costs higher across a broad array of consumer goods. The consumer price index (“CPI”) rose 9.1% in June 2022 from June 2021, representing the largest year-over-year increase in the annual inflation rate in more than 40 years, impacted by the acceleration of energy prices, including petroleum products, and food prices. In an effort to curb the 40-year high inflation rate, the U.S. Federal Reserve implemented a tighter monetary policy during second quarter 2022, which included sharply increasing interest rates in June and July 2022. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods.

The impact of supply chain disruptions and component shortages has limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We have purchased a small number of electric forklifts, electric yard tractors, and electric straight trucks during 2022 with additional purchases planned for the second half of the year. Electric tractors are significantly more expensive than new diesel tractors, and we expect the cost of our equipment to comply with more stringent emissions standards, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item IA (Risk Factors) of our 2021 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental, social and governance initiatives that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A significant portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources, an increased risk of phishing, and an increased risk of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

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

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyber attacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report of Form 10-Q, were as follows:

	June 30	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents	$127,058	$76,620
Short-term investments	76,802	48,339
Total	$203,860	$124,959

Cash, cash equivalents, and short-term investments increased $78.9 million from December 31, 2021 to June 30, 2022. During the six-month period ended June 30, 2022, cash on hand and cash provided by operations were used to make payments of $26.9 million on notes payable; fund $40.6 million of capital expenditures, net of proceeds from asset sales (and an additional $19.5 million of certain Asset-Based revenue equipment was financed with notes payable); fund $31.2 million of treasury stock repurchases under the Company’s share repurchase program; fund $8.5 million of internally developed software; and pay dividends of $4.9 million on common stock.

Cash provided by operating activities during the six months ended June 30, 2022 was $184.6 million compared to cash provided by operating activities of $145.9 million in the same prior-year period. Net income increased $87.7 million for the six months ended June 30, 2022, compared to the same period of 2021, primarily due to improved operating performance. The year-over-year net income comparison was impacted by an $8.6 million gain on the sale of an unutilized property in the Asset-Based segment in first quarter 2021, compared to the Company’s total gains on the sale of property and equipment of $4.1 million during the six months ended June 30, 2022, and a $6.9 million gain on the sale of the labor services subsidiary of the ArcBest segment’s moving business during second quarter 2021, compared to escrow settlement of $0.4 million on this sale recognized during second quarter 2022. Cash provided by operating activities also reflected federal, state, and foreign income tax payments, net of refunds, of $55.2 million for the six months ended June 30, 2022, compared to $15.3 million for the same prior-year period.

Changes in operating assets and liabilities, excluding income taxes, reduced cash provided by operating activities by $61.5 million during the six months ended June 30, 2022, while contributing $5.9 million to cash provided by operating activities during the six months ended June 30, 2021. These changes were primarily due to the higher year-over-year increase in accounts receivable and the decrease in accrued expenses, versus an increase in the prior-year period, partially offset by a lower year-over-year increase in accounts payable for the six months ended June 30, 2022, versus the same period of 2021. The increase in accounts receivable was primarily due to the impact of higher business levels, including the addition of the MoLo operations, and timing of collections. The decrease in accrued expenses was primarily related to higher payments in first quarter 2022 for certain union and nonunion performance-based incentive plans earned for 2021, partially offset by year-to-date accruals for these plans for the six months ended June 30, 2022, and the timing of wage and vacation accruals. Accounts payable increased by a lower amount during the first half of 2022, versus the same prior-year period, primarily due to timing of payments.

Financing Arrangements

During the six months ended June 30, 2022, we borrowed and repaid $58.0 million under our Credit Facility, and our outstanding obligation under the facility as of June 30, 2022 was $50.0 million. As of June 30, 2022, we had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility. As of June 30, 2022, we had $40.0 million available under our accounts receivable securitization program, as reduced for our standby letters of credit issued under the program.

We amended our accounts receivable securitization program in May 2022 to, among other things, increase certain ratios, including the delinquency, default and accounts receivable turnover ratios; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on the Secured Overnight Financing Rate (“SOFR”). The facility ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions. Delivering these services, which was accelerated by the November 2021 acquisition of MoLo, has resulted in an increased proportion of total revenues generated by our Asset-Light operations and, as a result, longer collection periods on our accounts receivable, as are typical for Asset-Light businesses.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the six months ended June 30, 2022, we entered into notes payable arrangements, primarily for revenue equipment, totaling $26.8 million. Future payments due under our notes payable totaled $183.4 million, including interest, as of June 30, 2022, for an increase of $0.1 million from December 31, 2021.

Our financing arrangements, the borrowings and repayments under these agreements, and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2022. These purchase obligations totaled $164.4 million as of June 30, 2022, with $155.3 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of June 30, 2022, the amount of our purchase obligations has increased $85.6 million from December 31, 2021, primarily related to the purchase of revenue equipment for our Asset-Based segment, real estate projects and technology advancements which are included in our 2022 capital expenditure plan.

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

As of June 30, 2022, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $222.1 million, including imputed interest, for an increase of $14.0 million from December 31, 2021. The scheduled maturities of our operating lease liabilities as of June 30, 2022 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2021 Annual Report on Form 10-K during the six months ended June 30, 2022. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Our total capital expenditures for 2022, including amounts financed, are estimated to be $240 million to $250 million, net of asset sales. Revenue equipment purchases of approximately $115 million, primarily for our Asset-Based operations, comprise the majority of our estimated net capital expenditures for 2022. The remainder of our 2022 expected capital expenditures include investments above historical annual levels in real estate projects, which are estimated to total

$45 million to $55 million, primarily related to our Asset-Based operations; dock equipment upgrades and enhancements for our Asset-Based operations to support our growth plans; and technology investments across the enterprise. We have the flexibility to adjust certain planned 2022 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $125 million to $130 million in 2022. The amortization of intangible assets is estimated to be approximately $13 million in 2022, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the war in Ukraine and the effects of the COVID-19 pandemic in future periods, along with competitive market factors, record high inflation, rising interest rates as a result of monetary policy and volatile energy prices, and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, at the end of June 2022. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

As previously discussed in the General section of MD&A, we acquired MoLo on November 1, 2021. The Merger Agreement is subject to certain post-closing adjustments which were estimated at closing and provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.

We continue to take actions to accelerate the return of capital and enhance shareholder value with our quarterly dividend payments and share repurchase programs. On July 27, 2022, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 10, 2022. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

During the six months ended June 30, 2022, we purchased 616,516 shares of our common stock for an aggregate cost of $56.2 million, including the remaining shares purchased under our fixed dollar accelerated share repurchase program, which was settled in January 2022. In April 2022, our Board of Directors increased the total amount available for purchases of our common stock under the program to $75.0 million. As of June 30, 2022, $60.3 million remained available for repurchase under the share repurchase program (see Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We have interest rate swap agreements in place, which are discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2022, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $77.3 million from December 31, 2021 to June 30, 2022, reflecting higher business levels in June 2022 compared to December 2021 and timing of collections.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $17.4 million and the increase in operating lease liabilities, including current portion, of $17.2 million from December 31, 2021 to June 30, 2022, were primarily due to new leases and lease renewals during the six months ended June 30, 2022.

Accounts Payable

Accounts payable increased $34.7 million from December 31, 2021 to June 30, 2022, primarily due to increased business levels in June 2022 compared to December 2021.

Income Taxes

Our effective tax rate was 23.0% and 23.6% for the three and six months ended June 30, 2022, respectively, compared to 17.0% and 19.5%, respectively, for the same periods of 2021. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2022 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2022		2021		2022		2021

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$27,938	21.0%	$15,426	21.0%	$47,314	21.0%	$22,009	21.0%
Federal income tax effects of:
Nondeductible expenses and other	1,212	0.9%	1,012	1.4%	2,179	1.0%	1,493	1.4%
Increase in valuation allowances	70	0.1%	35	—%	111	—%	127	0.1%
Tax benefit from vested RSUs	(5,061)	(3.8)%	(6,796)	(9.2)%	(5,931)	(2.6)%	(6,931)	(6.6)%
Federal research and development tax credits	(375)	(0.3)%	(125)	(0.2)%	(1,583)	(0.7)%	(253)	(0.2)%
Life insurance proceeds and changes in cash surrender value	569	0.4%	(262)	(0.4)%	736	0.3%	(528)	(0.5)%
Federal income tax provision	$24,353	18.3%	$9,290	12.6%	$42,826	19.0%	$15,917	15.2%
State income tax provision	6,223	4.7%	3,187	4.4%	10,450	4.6%	4,546	4.3%
Total provision for income taxes	$30,576	23.0%	$12,477	17.0%	$53,276	23.6%	$20,463	19.5%

At June 30, 2022, we had $53.4 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2022 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $2.3 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as prepaid expenses, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2022 and 2021, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2022, we made federal, state, and foreign tax payments of $56.4 million, and received refunds of $1.2 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2021 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the six months ended June 30, 2022. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to significant inflation pressures, the Federal Reserve has tightened monetary policy, including interest rate increases in 2022 which are the largest in nearly 30 years. Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio includes notes payable with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our revolving credit facility and accounts receivable securitization program are at a variable interest rate and expose us to the risk of increasing interest rates. We currently utilize an interest rate swap agreement to mitigate a portion of our interest rate risk under our revolving credit facility. See Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our interest rates.

The COVID-19 pandemic and geopolitical conflicts, including the war in Ukraine, continue to impact the global and U.S. economies and supply chain networks, leading to greater economic uncertainty. Discussion of current economic conditions and related impact on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

There have been no other significant changes in the Company’s market risks as reported in the Company’s 2021 Annual Report on Form 10-K since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

The Company acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period not to exceed one year from the date of acquisition, management has excluded MoLo from its evaluation of internal control over financial reporting as of June 30, 2022.

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

The Company has a program (the “share repurchase program”) to repurchase its common stock in the open market or in privately negotiated transactions. The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

During the six months ended June 30, 2022, the Company repurchased 616,516 shares of common stock for aggregate cost of $56.2 million, including the remaining shares purchased under the fixed-dollar accelerated share repurchase program entered into in November 2021 and settled in January 2022. In April 2022, the Board increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $75.0 million. As of June 30, 2022 and December 31, 2021, the Company had $60.3 million and $66.9 million, respectively, remaining under the share repurchase programs.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
4/1/2022-4/30/2022	—	$—	—	$75,000
5/1/2022-5/31/2022	199,308	70.63	199,308	$60,923
6/1/2022-6/30/2022	9,210	71.16	9,210	$60,268
Total	208,518	$70.65	208,518
(1)	Represents weighted-average price paid per common share including commission.

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

2.3

Second Amendment to Agreement and Plan of Merger, dated March 31, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

2.4*

Third Amendment to Agreement and Plan of Merger, dated May 6, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives.

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

10.1#*	Form of Restricted Stock Unit Award Agreement (Employees) (for 2022 awards).

10.2#*	Form of Restricted Stock Unit Award Agreement (Non-Employees Directors – with deferral feature) (for 2022 awards).

10.3

Second Amendment to Third Amended and Restated Receivables Loan Agreement, dated as of May 13, 2022, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 5, 2022	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 5, 2022	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer