Form 10-Q
period 2022-09-30
ARCBEST CORP /DE/
filed 2022-11-04
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, $0.01 par value	24,417,880 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2022	2021
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155,531	$76,620
Short-term investments	145,758	48,339
Accounts receivable, less allowances (2022 – $15,441; 2021 – $13,226)	627,092	582,344
Other accounts receivable, less allowances (2022 – $709; 2021 – $690)	11,472	13,094
Prepaid expenses	32,280	40,104
Prepaid and refundable income taxes	16,010	9,654
Other	9,885	5,898
TOTAL CURRENT ASSETS	998,028	776,053
PROPERTY, PLANT AND EQUIPMENT
Land and structures	361,705	350,694
Revenue equipment	1,014,369	980,283
Service, office, and other equipment	291,595	251,085
Software	178,145	175,989
Leasehold improvements	20,865	16,931
	1,866,679	1,774,982
Less allowances for depreciation and amortization	1,120,962	1,079,061
PROPERTY, PLANT AND EQUIPMENT, net	745,717	695,921
GOODWILL	307,252	300,337
INTANGIBLE ASSETS, net	116,922	126,580
OPERATING RIGHT-OF-USE ASSETS	164,654	106,686
DEFERRED INCOME TAXES	5,563	5,470
OTHER LONG-TERM ASSETS	101,978	101,629
TOTAL ASSETS	$2,440,114	$2,112,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$329,887	$311,401
Income taxes payable	7,668	12,087
Accrued expenses	331,610	305,851
Current portion of long-term debt	63,521	50,615
Current portion of operating lease liabilities	24,686	22,740
TOTAL CURRENT LIABILITIES	757,372	702,694
LONG-TERM DEBT, less current portion	189,798	174,917
OPERATING LEASE LIABILITIES, less current portion	146,134	88,835
POSTRETIREMENT LIABILITIES, less current portion	16,681	16,733
OTHER LONG-TERM LIABILITIES	134,701	135,537
DEFERRED INCOME TAXES	69,136	64,893
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2022: 29,747,867 shares, 2021: 29,359,597 shares	297	294
Additional paid-in capital	337,113	318,033
Retained earnings	1,054,294	801,314
Treasury stock, at cost, 2022: 5,340,836 shares; 2021: 4,492,514 shares	(269,390)	(194,273)
Accumulated other comprehensive income	3,978	3,699
TOTAL STOCKHOLDERS’ EQUITY	1,126,292	929,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,440,114	$2,112,676

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,351,831	$1,016,657	$4,079,834	$2,794,843

OPERATING EXPENSES	1,236,070	929,096	3,731,799	2,600,792

OPERATING INCOME	115,761	87,561	348,035	194,051

OTHER INCOME (COSTS)
Interest and dividend income	1,147	323	1,614	1,037
Interest and other related financing costs	(1,749)	(2,072)	(5,551)	(6,774)
Other, net	(189)	338	(3,822)	2,641
	(791)	(1,411)	(7,759)	(3,096)

INCOME BEFORE INCOME TAXES	114,970	86,150	340,276	190,955

INCOME TAX PROVISION	26,128	22,459	79,404	42,922

NET INCOME	$88,842	$63,691	$260,872	$148,033

EARNINGS PER COMMON SHARE
Basic	$3.61	$2.48	$10.59	$5.79
Diluted	$3.50	$2.38	$10.18	$5.51

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,605,228	25,632,805	24,640,706	25,559,642
Diluted	25,372,755	26,770,146	25,626,225	26,872,381

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(Unaudited)
	(in thousands)
NET INCOME	$88,842	$63,691	$260,872	$148,033

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit costs, net of tax of: (2022 – Three-month period $49, Nine-month period $146; 2021 – Three-month period $35, Nine-month period $104)
Net actuarial gain	(141)	(100)	(422)	(300)

Interest rate swap and foreign currency translation:
Change in unrealized income on interest rate swap, net of tax of: (2022 – Three-month period $206, Nine-month period $844; 2021 – Three-month period $46, Nine-month period $309)	581	128	2,383	869
Change in foreign currency translation, net of tax of: (2022 – Three-month period $509, Nine-month period $595; 2021 – Three-month period $288, Nine-month period $45)	(1,436)	(813)	(1,682)	128

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(996)	(785)	279	697

TOTAL COMPREHENSIVE INCOME	$87,846	$62,906	$261,151	$148,730

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three and Nine Months Ended September 30, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				69,569				69,569
Other comprehensive income, net of tax							1,624	1,624
Issuance of common stock under share-based compensation plans	25	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,367)					(1,367)
Share-based compensation expense			2,763					2,763
Purchase of treasury stock					194	(16,506)		(16,506)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(1,978)				(1,978)
Balance at March 31, 2022	29,385	$294	$344,429	$868,905	4,901	$(235,779)	$5,323	$983,172
Net income				102,461				102,461
Other comprehensive loss, net of tax							(349)	(349)
Issuance of common stock under share-based compensation plans	230	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(8,270)					(8,270)
Share-based compensation expense			3,878					3,878
Purchase of treasury stock					208	(14,731)		(14,731)
Dividends declared on common stock				(2,949)				(2,949)
Balance at June 30, 2022	29,615	$296	$340,035	$968,417	5,109	$(250,510)	$4,974	$1,063,212
Net income				88,842				88,842
Other comprehensive loss, net of tax							(996)	(996)
Issuance of common stock under share-based compensation plans	133	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(6,096)					(6,096)
Share-based compensation expense			3,175					3,175
Purchase of treasury stock					232	(18,880)		(18,880)
Dividends declared on common stock				(2,965)				(2,965)
Balance at September 30, 2022	29,748	$297	$337,113	$1,054,294	5,341	$(269,390)	$3,978	$1,126,292

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

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

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2022	2021

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$260,872	$148,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,169	88,113
Amortization of intangibles	9,691	2,882
Share-based compensation expense	9,816	8,567
Provision for losses on accounts receivable	5,065	(57)
Change in deferred income taxes	3,745	(8,593)
Gain on sale of property and equipment	(9,759)	(8,389)
Gain on sale of subsidiary	(402)	(6,923)
Changes in operating assets and liabilities:
Receivables	(54,889)	(103,886)
Prepaid expenses	7,550	7,655
Other assets	287	539
Income taxes	(11,068)	8,174
Operating right-of-use assets and lease liabilities, net	1,579	650
Accounts payable, accrued expenses, and other liabilities	32,793	101,577
NET CASH PROVIDED BY OPERATING ACTIVITIES	350,449	238,342

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(76,068)	(43,506)
Proceeds from sale of property and equipment	13,938	11,509
Proceeds from sale of subsidiary	475	9,013
Purchases of short-term investments	(145,254)	(56,011)
Proceeds from sale of short-term investments	48,161	61,174
Capitalization of internally developed software	(13,922)	(14,308)
Business acquisition, net of cash acquired	2,279	—
NET CASH USED IN INVESTING ACTIVITIES	(170,391)	(32,129)

FINANCING ACTIVITIES
Borrowings under credit facilities	58,000	—
Proceeds from notes payable	12,113	—
Payments on long-term debt	(99,567)	(76,513)
Net change in book overdrafts	2,102	(305)
Deferred financing costs	(53)	(295)
Payment of common stock dividends	(7,892)	(6,145)
Purchases of treasury stock	(50,117)	(8,100)
Payments for tax withheld on share-based compensation	(15,733)	(10,602)
NET CASH USED IN FINANCING ACTIVITIES	(101,147)	(101,960)

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,911	104,253
Cash and cash equivalents at beginning of period	76,620	303,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,531	$408,207

NONCASH INVESTING ACTIVITIES
Equipment financed	$57,241	$36,731
Accruals for equipment received	$5,587	$3,158
Lease liabilities arising from obtaining right-of-use assets	$78,324	$7,280

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

The Asset-Based segment represented approximately 55% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2022. As of September 2022, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$123,612	$72,790
Variable rate demand notes(1)(2)	19,150	230
Money market funds(3)	12,769	3,600
Total cash and cash equivalents	$155,531	$76,620

Short-term investments
Certificates of deposit(1)	$76,652	$48,339
U.S. Treasury securities(4)	69,106	—
Total short-term investments	$145,758	$48,339

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured, or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2022 and December 31, 2021, cash, cash equivalents, and short-term investments totaling $121.9 million and $42.6 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2022		2021

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	203,319	194,138	175,530	175,937
New England Pension Fund withdrawal liability(3)	20,270	19,149	20,769	23,521
	$273,589	$263,287	$246,299	$249,458

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.2% and 3.1% at September 30, 2022 and December 31, 2021, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of September 30, 2022, the outstanding withdrawal liability totaled $20.3 million, of which $0.7 million and $19.6 million was recorded in accrued expenses and the other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$12,769	$12,769	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,620	3,620	—	—
Interest rate swaps(3)	3,646	—	3,646	—
	$20,035	$16,389	$3,646	$—
Liabilities:
Contingent consideration(4)	94,510	—	—	94,510
	$94,510	$—	$—	$94,510

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$3,600	$3,600	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,848	3,848	—	—
Interest rate swaps(3)	874	—	874	—
	$8,322	$7,448	$874	$—
Liabilities:
Interest rate swaps(3)	$455	$—	$455	$—
Contingent consideration(4)	93,700	—	—	93,700
	$94,155	$—	$455	$93,700

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2022 and December 31, 2021 and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for the earn-out agreement related to the November 2021 acquisition of MoLo was determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 10.6% and 9.0% as of September 30, 2022 and December 31, 2021, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balances at December 31, 2021	$93,700
Change in fair value included in operating income	810
Balances at September 30, 2022	$94,510

NOTE C – ACQUISITION

On November 1, 2021 (the “acquisition date”), the Company acquired MoLo Solutions, LLC (“MoLo”), a Chicago-based truckload freight brokerage company, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated September 29, 2021. As of September 30, 2022, net cash consideration related to the transaction totaled $235.8 million, which is subject to certain post-closing adjustments. The Company funded the initial purchase price with cash on hand on November 1, 2021, and received $2.3 million from escrow related to certain post-closing adjustments during the nine months ended September 30, 2022, which is reported in the accompanying consolidated statements of cash flows as business acquisition, net of cash acquired. The Merger Agreement provides for certain additional cash consideration to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement.

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

Purchase
Consideration
(in thousands)
Net cash consideration, including estimated post-closing adjustments	$235,751
Contingent consideration	93,700
Total purchase consideration	$329,451

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

Purchase
Allocation
(in thousands)
Accounts receivable	$130,206
Prepaid expenses	468
Property and equipment	2,309
Operating lease right-of-use assets	844
Intangible assets	76,900
Other assets	170
Total identifiable assets acquired	210,897

Accounts payable	97,199
Accrued expenses and other current liabilities	4,148
Operating lease liabilities	983
Total liabilities	102,330

Total identifiable net assets	108,567
Goodwill	220,884
Net assets acquired	$329,451

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

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2021	$300,337	$299,707	$630
Purchase accounting adjustments(1)	6,915	6,915	—
Balances at September 30, 2022	$307,252	$306,622	$630
(1)	As noted in Note C, purchase accounting adjustments related to the MoLo acquisition represent adjustments to the acquired balance of working capital, and goodwill related to the November 1, 2021 acquisition of MoLo is based on preliminary information as of September 30, 2022.

Intangible assets consisted of the following:

		September 30, 2022			December 31, 2021
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$100,321	$41,489	$58,832	$100,321	$35,072	$65,249
Other	8	30,368	4,578	25,790	30,335	1,304	29,031
	11	130,689	46,067	84,622	130,656	36,376	94,280
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,989	$46,067	$116,922	$162,956	$36,376	$126,580

The future amortization for intangible assets acquired through business acquisitions as of September 30, 2022 was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2022	$3,229
2023	12,826
2024	12,793
2025	12,778
2026	8,671
Thereafter	34,325
Total amortization	$84,622

NOTE E – INCOME TAXES

The effective tax rate was 22.7% and 23.3% for the three and nine months ended September 30, 2022, respectively, compared to 26.1% and 22.5% for the same periods of  2021. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2022 and 2021, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, federal research and development tax credits, changes in tax valuation allowances, and tax benefit from the vesting of stock awards. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was also impacted by the reinstatement of the federal alternative fuel tax credit.

As of September 30, 2022, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2022 and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $2.4 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively.

The Company paid federal, state, and foreign income taxes of $87.5 million and $43.0 million during the nine months ended September 30, 2022 and 2021, respectively. The Company received refunds of federal and state income taxes that were paid in prior years of $1.2 million and less than $0.1 million during the nine months ended September 30, 2022 and 2021, respectively.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
Operating lease expense	$8,666	$6,575	$23,116	$19,801
Variable lease expense	1,176	957	3,220	3,252
Sublease income	(286)	(157)	(544)	(468)
Total operating lease expense(1)	$9,556	$7,375	$25,792	$22,585
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended September 30
	2022	2021

	(in thousands)
Noncash change in operating right-of-use assets	$20,356	$17,256
Change in operating lease liabilities	(18,777)	(16,606)
Operating right-of-use-assets and lease liabilities, net	$1,579	$650

Cash paid for amounts included in the measurement of operating lease liabilities	$(21,526)	$(19,128)

Maturities of operating lease liabilities at September 30, 2022 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2022	$7,277	$7,178	$99
2023	30,182	29,760	422
2024	28,601	28,302	299
2025	24,856	24,856	—
2026	22,616	22,616	—
Thereafter	83,884	83,884	—
Total lease payments	197,416	196,596	820
Less imputed interest	(26,596)	(26,563)	(33)
Total	$170,820	$170,033	$787
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of September 30, 2022 totaling $41.1 million which will be paid over approximately 10 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility which is further described in Financing Arrangements within this Note, and notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	September 30	December 31
	2022	2021

	(in thousands)
Credit Facility (interest rate of 4.2%(1) at September 30, 2022)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.0% at September 30, 2022)	203,319	175,530
Finance lease obligations	—	2
	253,319	225,532
Less current portion	63,521	50,615
Long-term debt, less current portion	$189,798	$174,917

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% and 3.12% based on the margin of the Credit Facility as of September 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of long-term debt obligations as of September 30, 2022 were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$71,428	$2,754	$68,674
Due after one year through two years	62,723	2,638	60,085
Due after two years through three years	94,012	50,000	44,012
Due after three years through four years	27,888	—	27,888
Due after four years through five years	14,421	—	14,421
Due after five years	379	—	379
Total payments	270,851	55,392	215,459
Less amounts representing interest	17,532	5,392	12,140
Long-term debt	$253,319	$50,000	$203,319
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	September 30	December 31
	2022	2021

	(in thousands)
Revenue equipment	$274,540	$241,892
Service, office, and other equipment	39,428	29,773
Total assets securing notes payable or held under finance leases	313,968	271,665
Less accumulated depreciation and amortization(1)	106,769	88,696
Net assets securing notes payable or held under finance leases	$207,199	$182,969

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

As of September 30, 2022, the Company had a revolving credit facility (the “Credit Facility”) under its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with a scheduled maturity date of October 1, 2024. The Credit Facility had an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $25.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company could request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to certain additional conditions as provided in the Credit Agreement. The Company borrowed $58.0 million under the Credit Facility in the first quarter of 2022, and repaid $20.0 million and $38.0 million of the borrowings during the three months ended March 31, 2022 and June 30, 2022, respectively. As of September 30, 2022, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2022.

On October 7, 2022, the Company amended and restated the Credit Facility under the Fourth Amended and Restated Credit Agreement to, among other things, increase the aggregate amount of the swing line facility from $25.0 million to $40.0 million, extend the maturity of the Credit Facility to October 7, 2027, replace LIBOR-based interest pricing conventions with interest pricing based on the Secured Overnight Financing Rate (“SOFR”), release the liens on the assets of the Company and certain subsidiaries, and release pledges of equity interests in certain subsidiaries.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount, which started on June 30, 2022 and will end on October 1, 2024. The Company received floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 0.43% beginning on June 30, 2022 throughout the term of the agreement. The interest rate swap agreement effectively converted $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.56% based on the margin of the Credit Facility as of September 30, 2022. The fair value of the interest rate swap of $3.6 million and $0.9 million was recorded in other long-term assets at September 30, 2022 and December 31, 2021, respectively.

On October 18, 2022, the Company amended its $50.0 million notional amount interest rate swap agreement to replace LIBOR-based interest pricing conventions with interest pricing based on the SOFR. Under the amended interest rate swap agreement, the Company will receive a variable floating rate based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The amendment effectively converts the first $50.0 million borrowed under the Credit Facility to fixed-rate debt with a fixed-rate per annum of 1.55% based on the margin of our Credit Facility as of September 30, 2022.

The Company had an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and matured on June 30, 2022. The fair value of the interest rate swap of $0.5 million was recorded in other long-term liabilities at December 31, 2021.

The unrealized gain on the interest rate swap instruments in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at September 30, 2022 and December 31, 2021, and the change in the unrealized gain on the interest rate swaps for the three and nine months ended September 30, 2022 and 2021 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at September 30, 2022.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. In May 2022, the Company amended its accounts receivable securitization program to, among other things, increase certain ratios, including the delinquency, default, and accounts receivable turnover ratios, as defined in the agreement; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on the SOFR. The program ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions, which has resulted in an increased proportion of total revenues generated by the Company’s Asset-Light operations and, as a result, longer collection periods on the Company’s accounts receivable, as are typical for Asset-Light businesses.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the amended accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2022.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2022, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2022, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2022, surety bonds outstanding related to the self-insurance program totaled $62.6 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the three and nine months ended September 30, 2022, the Company entered into notes payable arrangements, primarily for revenue equipment, totaling $42.6 million and $69.4 million, respectively.

NOTE H – POSTRETIREMENT BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost (credit):

	Three Months Ended September 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Service cost	$—	$—	$39	$48
Interest cost	2	1	111	107
Amortization of net actuarial (gain) loss(1)	2	2	(192)	(137)
Net periodic benefit cost (credit)(2)	$4	$3	$(42)	$18

	Nine Months Ended September 30
	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Service cost	$—	$—	$117	$144
Interest cost	5	3	331	321
Amortization of net actuarial (gain) loss(1)	6	7	(574)	(411)
Net periodic benefit cost (credit)(2)	$11	$10	$(126)	$54
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.
(2)	Service cost is reported within operating expenses and the other components of net periodic benefit cost are reported within the other line item of other income (costs).

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

NOTE I – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30	December 31
	2022	2021

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,034	$5,602
Interest rate swap	3,646	419
Foreign currency translation	(3,321)	(1,044)

Total	$5,359	$4,977

After-tax amounts:
Unrecognized net periodic benefit credit	$3,738	$4,160
Interest rate swap	2,692	309
Foreign currency translation	(2,452)	(770)

Total	$3,978	$3,699

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2022 and 2021:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	701	—	2,383	(1,682)
Amounts reclassified from accumulated other comprehensive income	(422)	(422)	—	—
Net current-period other comprehensive income (loss)	279	(422)	2,383	(1,682)

Balances at September 30, 2022	$3,978	$3,738	$2,692	$(2,452)

Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	997	—	869	128
Amounts reclassified from accumulated other comprehensive income	(300)	(300)	—	—
Net current-period other comprehensive income (loss)	697	(300)	869	128

Balances at September 30, 2021	$1,887	$2,960	$(329)	$(744)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Nine Months Ended September 30
	2022	2021

	(in thousands)
Amortization of net actuarial gain, pre-tax	$568	$404
Tax expense	(146)	(104)
Total, net of tax	$422	$300

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost as disclosed in Note H.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2022		2021
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$1,978	$0.08	$2,037
Second quarter	$0.12	$2,949	$0.08	$2,058
Third quarter	$0.12	$2,965	$0.08	$2,050

On October 28, 2022, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 11, 2022.

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

During the nine months ended September 30, 2022, the Company purchased 848,322 shares for an aggregate cost of $75.1 million, including the purchase of 214,763 shares to settle the remaining $25.0 million under the ASR. In April 2022, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $75.0 million. The Company had $41.4 million remaining under its share repurchase programs as of September 30, 2022.

NOTE J – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$88,842	$63,691	$260,872	$148,033
Denominator:
Weighted-average shares	24,605,228	25,632,805	24,640,706	25,559,642
Earnings per common share	$3.61	$2.48	$10.59	$5.79

Diluted
Numerator:
Net income	$88,842	$63,691	$260,872	$148,033
Denominator:
Weighted-average shares	24,605,228	25,632,805	24,640,706	25,559,642
Effect of dilutive securities	767,527	1,137,341	985,519	1,312,739
Adjusted weighted-average shares and assumed conversions	25,372,755	26,770,146	25,626,225	26,872,381
Earnings per common share	$3.50	$2.38	$10.18	$5.51

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage, shipment or service event levels, and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. In recent periods, including the three and nine months ended September 30, 2022, the Company’s operations have not been as heavily impacted by seasonal fluctuations, due in part to strategic initiatives undertaken to enable profitable growth through seasons and cycles. The acquired operations of MoLo on November 1, 2021 resulted in increased business levels for the ArcBest segment for the three and nine months ended September 30, 2022, compared to the same periods of 2021.

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

The Company’s other business activities and operations that are not reportable segments include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable operating segments is before intersegment eliminations of revenues and expenses.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the Company’s Board of Directors, and certain technology investments. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels, number of pricing proposals, or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
REVENUES
Asset-Based	$791,531	$681,164	$2,299,464	$1,890,288
ArcBest(1)	515,235	305,207	1,660,174	828,291
FleetNet	89,276	66,514	249,786	185,224
Other and eliminations	(44,211)	(36,228)	(129,590)	(108,960)
Total consolidated revenues	$1,351,831	$1,016,657	$4,079,834	$2,794,843

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$332,359	$305,839	$973,924	$893,903
Fuel, supplies, and expenses	97,279	66,947	281,406	192,477
Operating taxes and licenses	13,089	12,426	38,405	36,977
Insurance	13,180	10,175	35,808	28,568
Communications and utilities	4,794	4,559	14,129	14,192
Depreciation and amortization	24,117	23,233	72,885	70,025
Rents and purchased transportation	123,714	95,855	348,249	266,525
Shared services	72,286	71,017	215,020	196,255
Gain on sale of property and equipment(2)	(5,910)	—	(9,975)	(8,624)
Innovative technology costs(3)	6,068	6,903	20,982	21,303
Other	1,243	592	2,629	1,103
Total Asset-Based	682,219	597,546	1,993,462	1,712,704

ArcBest(1)
Purchased transportation	425,567	256,900	1,382,107	694,498
Supplies and expenses	4,378	2,741	11,907	7,785
Depreciation and amortization(4)	5,072	2,352	15,720	7,104
Shared services	56,371	31,048	164,554	86,198
Gain on sale of subsidiary(5)	—	—	(402)	(6,923)
Other	8,463	1,984	22,309	6,055
Total ArcBest	499,851	295,025	1,596,195	794,717

FleetNet	88,395	65,245	245,596	181,794
Other and eliminations	(34,395)	(28,720)	(103,454)	(88,423)
Total consolidated operating expenses	$1,236,070	$929,096	$3,731,799	$2,600,792

(1)	The 2022 periods include the operations of MoLo, which was acquired on November 1, 2021.
(2)	The three and nine months ended September 30, 2022 include a $4.3 million noncash gain on a like-kind property exchange of a service center, with the remaining gains related primarily to sales of replaced equipment. The nine months ended September 30, 2021 include an $8.6 million gain on the sale of an unutilized service center property.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(4)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(5)	Gain recognized relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
OPERATING INCOME
Asset-Based	$109,312	$83,618	$306,002	$177,584
ArcBest(1)	15,384	10,182	63,979	33,574
FleetNet	881	1,269	4,190	3,430
Other and eliminations	(9,816)	(7,508)	(26,136)	(20,537)
Total consolidated operating income	$115,761	$87,561	$348,035	$194,051

OTHER INCOME (COSTS)
Interest and dividend income	$1,147	$323	$1,614	$1,037
Interest and other related financing costs	(1,749)	(2,072)	(5,551)	(6,774)
Other, net(2)	(189)	338	(3,822)	2,641
Total other income (costs)	(791)	(1,411)	(7,759)	(3,096)
INCOME BEFORE INCOME TAXES	$114,970	$86,150	$340,276	$190,955
(1)	The 2022 periods include the operations of MoLo which was acquired on November 1, 2021.
(2)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note H) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
Revenues from customers
Asset-Based	$778,473	$655,737	$2,242,964	$1,815,606
ArcBest(1)	503,182	303,076	1,633,684	821,355
FleetNet	72,318	56,656	207,505	155,041
Other	(2,142)	1,188	(4,319)	2,841
Total consolidated revenues(1)	$1,351,831	$1,016,657	$4,079,834	$2,794,843

Intersegment revenues
Asset-Based	$13,058	$25,427	$56,500	$74,682
ArcBest	12,053	2,131	26,490	6,936
FleetNet	16,958	9,858	42,281	30,183
Other and eliminations	(42,069)	(37,416)	(125,271)	(111,801)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$791,531	$681,164	$2,299,464	$1,890,288
ArcBest(1)	515,235	305,207	1,660,174	828,291
FleetNet	89,276	66,514	249,786	185,224
Other and eliminations	(44,211)	(36,228)	(129,590)	(108,960)
Total consolidated revenues(1)	$1,351,831	$1,016,657	$4,079,834	$2,794,843
(1)	The 2022 periods include the operations of MoLo, which was acquired on November 1, 2021.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022(1)	2021	2022(1)	2021

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$451,824	$397,116	$1,321,871	$1,145,657
Rents, purchased transportation, and other costs of services	596,631	382,759	1,854,387	1,039,857
Fuel, supplies, and expenses	112,834	82,051	331,759	235,221
Depreciation and amortization(2)	34,707	30,359	104,860	90,995
Other(3)	40,074	36,811	118,922	89,062
	$1,236,070	$929,096	$3,731,799	$2,600,792
(1)	The 2022 periods include the operations of MoLo, which was acquired on November 1, 2021.
(2)	Includes amortization of intangible assets.
(3)	The nine months ended September 30, 2021 include a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment.

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

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (“the CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is accrued within accrued expenses in the consolidated balance sheet as of September 30, 2022. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands, except per share data)
REVENUES
Asset-Based	$791,531	$681,164	$2,299,464	$1,890,288

ArcBest(1)	515,235	305,207	1,660,174	828,291
FleetNet	89,276	66,514	249,786	185,224
Total Asset-Light	604,511	371,721	1,909,960	1,013,515

Other and eliminations	(44,211)	(36,228)	(129,590)	(108,960)
Total consolidated revenues	$1,351,831	$1,016,657	$4,079,834	$2,794,843

OPERATING INCOME
Asset-Based	$109,312	$83,618	$306,002	$177,584

ArcBest(1)	15,384	10,182	63,979	33,574
FleetNet	881	1,269	4,190	3,430
Total Asset-Light	16,265	11,451	68,169	37,004

Other and eliminations	(9,816)	(7,508)	(26,136)	(20,537)
Total consolidated operating income	$115,761	$87,561	$348,035	$194,051

NET INCOME(1)	$88,842	$63,691	$260,872	$148,033

DILUTED EARNINGS PER SHARE(1)	$3.50	$2.38	$10.18	$5.51
(1)	The 2022 periods include the operations of MoLo Solutions, LLC (“MoLo”), which was acquired on November 1, 2021. The acquisition of MoLo is more fully described in the Asset-Light Overview section of Asset-Light Operations.

Our consolidated revenues, which totaled $1,351.8 million and $4,079.8 million for the three and nine months ended September 30, 2022, respectively, increased 33.0% and 46.0%, compared to the same prior-year periods. The revenue growth is attributable to increased demand and higher pricing for our broad service offerings as well as the impact of revenue from the acquired operations of MoLo. The year-over-year increases in consolidated revenues for the three and nine months ended September 30, 2022 reflect an increase in our Asset-Based revenues of 16.2% and 21.6%, respectively, and an increase in revenues of our Asset-Light operations (representing the combined operations of our ArcBest and FleetNet segments) of 62.6% and 88.4%, respectively. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three and nine months ended September 30, 2022, compared to the same periods of 2021, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects an increase in billed revenue per hundredweight, including fuel surcharges, of 11.1% and 16.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, with per-day increases in tonnage of 4.4% and 3.9%, respectively. Asset-Based daily shipments increased 2.8% and 1.7% for the three and nine months ended September 30, 2022, respectively, while weight per shipment increased 1.5% and 2.2% for the three and nine months ended September 30 2022, respectively, compared to the same prior-year periods. The increase in revenues of our Asset-Light operations for the three months ended September 30, 2022, compared to the same prior-year period, reflects an increase in shipments per day of 73.2%, partially offset by a 2.0% decrease in revenue per shipment for the ArcBest segment. For the nine months ended September 30, 2022, compared to the same periods of 2021, the increase in revenues of our Asset-Light operations reflects a 77.1% increase in shipments per day and a 14.3% increase in revenue per shipment for the ArcBest segment. Improved market demand for our managed services in our ArcBest segment and an increase in roadside and preventative maintenance service event volumes and higher revenue per event in our FleetNet segment also contributed to the year-over-year revenue improvement for the three and nine months ended September 30, 2022. On a combined basis, the Asset-Light operating segments generated approximately 43%  and 45% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2022, respectively, compared to 35% for both of the same periods of 2021.

Consolidated operating income totaled $115.8 million and $348.0 million for the three and nine months ended September 30, 2022, respectively, compared to $87.6 million and $194.1 million, respectively, for the same periods of 2021. The $28.2 million and $154.0 million increase in consolidated operating income for the three and nine months ended September 30, 2022, respectively, is primarily due to the improved results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Results sections of MD&A). The year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs related to the freight handling pilot test program at ABF Freight are discussed in Asset-Based Operating Income within the Asset-Based Segment Results section of Asset-Based Operations. Initiatives to optimize our performance through technological innovation, including costs related to our investment in human-centered remote operation software, are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by a total of $10.1 million (pre-tax), or $7.6 million (after-tax) and $0.30 per diluted share, for third quarter 2022, compared to $8.3 million (pre-tax), or $6.2 million (after-tax) and $0.23 per diluted share, for third quarter 2021. For the nine months ended September 30, 2022, these costs impacted consolidated results by a total of $30.1 million (pre-tax), or $22.7 million (after-tax) and $0.89 per diluted share compared to $24.4 million (pre-tax), or $18.5 million (after-tax) and $0.69 per diluted share, for the same period of 2021.

Consolidated operating results for the three and nine months ended September 30, 2022 were impacted by the amortization of acquired intangible assets related to the acquisition of MoLo and previously acquired businesses in the ArcBest segment by $3.2 million (pre-tax), or $2.4 million (after-tax) and $0.09 per diluted share, for third quarter 2022, compared to $0.9 million (pre-tax), or $0.7 million (after-tax) and $0.03 per diluted share, for third quarter 2021. For the nine months ended September 30, 2022, these costs impacted consolidated results by a total of $9.6 million (pre-tax), or $7.2 million (after-tax) and $0.28 per diluted share, compared to $2.8 million (pre-tax), or $2.1 million (after-tax) and $0.08 per diluted share, for the same period of 2021. Consolidated operating results also benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021 which resulted in a gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share, for the nine months ended September 30, 2021, compared to a gain of $0.4 million (pre-tax), or $0.3 million (after-tax) and $0.01 per diluted share, recognized for the nine months ended September 30, 2022 upon release of the funds from escrow in second quarter 2022. Transaction costs associated with the MoLo acquisition impacted consolidated results by $1.6 million (pre-tax), or $1.2 million (after-tax) and $0.04 per diluted share, for the three and nine months ended September 30, 2021. Consolidated operating results for the three and nine months ended September 30, 2022 were also impacted by a one-time, noncash charge of $2.1 million (pre-tax), or $1.5 million (after-tax) and $0.06 per diluted share, for enhancements to our nonunion vacation policy which were effective in third quarter 2022.

The liability for contingent consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent consideration resulted in no impact to consolidated operating results in third quarter 2022. The first quarter 2022 remeasurement of the contingent consideration reduced the consolidated results for the nine months ended September 30, 2022, by a total of $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, tax credits, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, decreased net income by $0.2 million, or $0.01 per diluted share, and $3.7 million, or $0.14 per diluted share, for the three and nine months ended September 30, 2022, respectively, compared to an increase in net income of $0.4 million, or $0.01 per diluted share, and $2.9 million, or $0.11 per diluted share, for the same prior-year periods.

The vesting of restricted stock units resulted in a tax benefit of $2.4 million, or $0.09 per diluted share, and $8.3 million, or $0.32 per diluted share, for the three and nine months ended September 30, 2022, respectively, compared to a tax benefit of $0.5 million, or $0.02 per diluted share, and $7.4 million, or $0.28 per diluted share, respectively, for the same periods of 2021. Consolidated net income and earnings per share were also positively impacted by $2.1 million, or $0.08 per diluted share, for the three and nine months ended September 30, 2022, for amounts recognized during the third quarter of 2022 related to the retroactive reinstatement of the alternative fuel tax credit which was extended in August 2022 with H.R. 5376, the Inflation Reduction Act of 2022 (“the Inflation Reduction Act”).

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

Consolidated Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
Net income	$88,842	$63,691	$260,872	$148,033
Interest and other related financing costs	1,749	2,072	5,551	6,774
Income tax provision	26,128	22,459	79,404	42,922
Depreciation and amortization(1)	34,707	30,359	104,860	90,995
Amortization of share-based compensation	3,175	2,889	9,816	8,567
Change in fair value of contingent consideration(2)	—	—	810	—
Gain on sale of subsidiary(3)	—	—	(402)	(6,923)
Transaction costs(4)	—	1,607	—	1,607
Consolidated Adjusted EBITDA	$154,601	$123,077	$460,911	$291,975
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of consolidated adjusted EBITDA was updated from the prior year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the Company’s core operating performance.
(4)	Represents costs associated with the acquisition of MoLo.

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

●	Shipments per DSY hour – total shipments (including shipments handled by purchased transportation agents) divided by dock, street, and yard (“DSY”) hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be offset by increased purchase transportation expense.

●	Pounds per mile – total pounds divided by total miles driven during the period (including pounds and miles moved with purchased transportation). This metric is used to measure labor efficiency of linehaul operations, although it is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

As of September 2022, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	42.0%	44.9%	42.4%	47.3%
Fuel, supplies, and expenses	12.3	9.8	12.2	10.2
Operating taxes and licenses	1.6	1.8	1.7	2.0
Insurance	1.7	1.5	1.5	1.5
Communications and utilities	0.6	0.7	0.6	0.7
Depreciation and amortization	3.0	3.4	3.2	3.7
Rents and purchased transportation	15.6	14.1	15.1	14.1
Shared services	9.1	10.4	9.4	10.4
Gain on sale of property and equipment	(0.7)	—	(0.4)	(0.5)
Innovative technology costs(1)	0.8	1.0	0.9	1.1
Other	0.2	0.1	0.1	0.1
	86.2%	87.7%	86.7%	90.6%

Asset-Based Operating Income	13.8%	12.3%	13.3%	9.4%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2022	2021	% Change	2022	2021	% Change
Workdays(1)	64.0	64.0		191.0	190.5
Billed revenue per hundredweight, including fuel surcharges	$46.42	$41.79	11.1%	$45.32	$38.95	16.4%
Pounds	1,693,226,872	1,621,964,199	4.4%	5,083,420,152	4,880,428,742	4.2%
Pounds per day	26,456,670	25,343,191	4.4%	26,614,765	25,619,049	3.9%
Shipments per day	20,078	19,526	2.8%	19,838	19,511	1.7%
Shipments per DSY hour	0.429	0.446	(3.8)%	0.431	0.450	(4.2)%
Pounds per shipment	1,318	1,298	1.5%	1,342	1,313	2.2%
Pounds per mile	18.35	18.39	(0.2)%	18.90	18.88	0.1%
Average length of haul (miles)	1,100	1,098	0.2%	1,092	1,099	(0.6)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2022 totaled $791.5 million and $2,299.5 million, respectively, compared to $681.2 million and $1,890.3 million, respectively, for the same periods of 2021. The increase in revenues reflects a rational pricing environment and higher demand for freight transportation services. Billed revenue (as described in the Asset-Based Segment Overview) increased 16.0% and 20.9% on a per-day basis for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, reflecting an 11.1% and 16.4% increase in total billed revenue per hundredweight, including fuel surcharges, respectively. For the three and nine months ended September 30, 2022, tonnage per day increased 4.4% and 3.9%, respectively. The number of workdays was the same in third quarter 2022 and greater by half of a day in the nine months ended September 30, 2022, versus the same periods of 2021.

The 11.1% and 16.4% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, was positively impacted by a rational pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. Higher fuel surcharge revenues associated with increased fuel prices, positively impacted the total billed revenue per hundredweight measure for the three and nine months ended September 30, 2022, compared to the same prior-year periods. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on LTL-rated freight was in the high-single digits and double digits for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2022 increased approximately 6.9% and 8.0%, respectively, compared to the same periods of 2021. These higher than historical average price increases on contractual business reflect customer demand for our Asset-Based services during a period of tight market capacity and supply chain volatility. The percentage improvement in third quarter 2022 contractual pricing was lower than the year-over-year increase secured in the first half of 2022, reflecting the softening economic environment in third quarter 2022. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.95% effective November 15, 2021, and January 25, 2021, respectively, although the rate changes vary by lane and shipment characteristics. On November 7, 2022, a nominal general rate increase on LTL base rate tariffs of 5.9% will be implemented, although the effect on specific lanes and shipments may vary.

The 4.4% and 3.9% increase in tonnage per day for the three and nine months ended September 30, 2022, respectively, compared to the same prior-year periods, primarily reflects an increase in shipment levels combined with higher average weight per shipment. Total shipments increased 2.8% and 1.7% on a per-day basis for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, reflecting growth in both LTL-rated and truckload-rated shipments. Management’s work to optimize revenue on shipments in the Asset-Based network contributed to more truckload-rated and larger LTL-rated shipments, which impacted the growth in the total weight per shipment metric for the three- and nine-month periods ended September 30, 2022.

The Asset-Based segment’s average nominal fuel surcharge rate increased by approximately 18 percentage points and 17 percentage points in the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods of 2021. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $109.3 million and $306.0 million for the three and nine months ended September 30, 2022, respectively, compared to $83.6 million and $177.6 million, respectively, for the same periods of 2021. The Asset-Based segment’s operating ratio improved by 1.5 percentage points and 3.9 percentage points for the three and nine months ended September 30, 2022, respectively, compared to the same prior-year periods, reflecting the increased revenues, partially offset by higher operating costs due to increased business levels.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $6.1 million and $21.0 million for the three and nine months ended September 30, 2022, respectively, compared to $6.9 million and $21.3 million, respectively, for the same periods of 2021. The pilot, which began in early 2019, is in the early stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 42.0% and 42.4% of Asset-Based segment revenues for the three and nine-month period ended September 30, 2022, respectively, compared to 44.9% and 47.3%, respectively, for the same periods of 2021. The decreases in salaries, wages, and benefits as a percentage of revenue for the three and nine months ended September 30, 2022, compared to the same prior-year periods, were partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $26.5 million and $80.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher headcount as additional drivers and service center personnel were hired to service increased business levels. The increases in labor costs also reflect year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA and higher workers’ compensation expense reflecting an increase in claims activity and the severity of claims experience. The contractual wage rate under the 2018 ABF NMFA increased 1.9% and 1.7% effective July 1, 2022 and 2021, respectively, and the average health, welfare, and pension benefit contribution rate increased approximately 2.4% effective primarily on both August 1, 2022 and 2021.

The Asset-Based segment manages costs with shipment levels; however, a number of factors pressured the efficiency of DSY tasks during the three and nine months ended September 30, 2022. Shipments per DSY hour declined 3.8% and 4.2% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, reflecting personnel inefficiencies, including training a record number of new hires and the effect of freight profile and mix changes, which contributed to improved revenue per shipment. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels.

Fuel, supplies, and expenses as a percentage of revenue increased 2.5 percentage points and 2.0 percentage points during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher fuel costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 64% and 76% during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. More miles driven as a result of the increase in business levels also contributed to the year-over-year increases in fuel expenses. Delays in receiving new revenue equipment and higher market-driven costs to repair and maintain revenue equipment units led to increased maintenance expenses in the three- and nine-month periods of 2022, compared to the same 2021 periods. The Asset-Based segment’s efforts to increase employee levels have also resulted in increased expenses related to hiring and onboarding employees.

Depreciation and amortization as a percentage of revenue decreased 0.4 percentage point and 0.5 percentage point for the three and nine-month period ended September 30, 2022, respectively, compared to the same periods of 2021; however, depreciation and amortization expense was relatively consistent across the periods. The decrease in depreciation and amortization as a percentage of revenue was influenced by delays in receiving replacement equipment which resulted in higher maintenance costs (described in the previous paragraph) and the effect of higher revenues, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased 1.5 percentage points and 1.0 percentage points for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily due to higher rates and increased utilization of rail, local delivery agents, and linehaul purchased transportation necessary to serve the needs of our customers. The year-over-year increases in purchased transportation costs were also impacted by higher fuel surcharges related to these services due to higher fuel costs. Rail miles increased approximately 5% and 4% for the three and nine months ended September 30, 2022, compared to the same periods of 2021.

Shared services as a percentage of revenue decreased 1.3 percentage points and 1.0 percentage points for the three and nine-month period ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease in shared services as a percentage of revenue was influenced by the effect of higher revenues. Shared service costs increased $1.3 million and $18.8 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, primarily due to the impact of higher business levels.

Gain on sale of property and equipment positively impacted the segment’s operating ratio comparison by 0.7 percentage point for the three months ended September 30, 2022, compared to the same prior-year period. For the nine-month periods, the impact on the operating ratios of gains on sale of property and equipment were comparable. For the three and nine months ended September 30, 2022, gains totaled $5.9 million and $10.0 million, respectively. The three-month period ended September 30, 2022, included a $4.3 million noncash gain on the like-kind exchange of a service center property and other gains on the sale of replaced equipment and property. There was no gain recognized for the three months ended September 30, 2021, and the $8.6 million gain for the nine months ended September 30, 2021 related to the sale of an unutilized service center property.

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

The combined revenues of our Asset-Light operating segments generated approximately 43% and 45% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2022, compared to approximately 35% for both the three and nine months ended September 30, 2021. The Asset-Light revenue growth for the three and nine months ended September 30, 2022, compared to the same prior-year periods, is primarily related to the operations of MoLo, as reported in the ArcBest segment of our Asset-Light operations, and improved customer demand driving business levels.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of the managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately 40% of the ArcBest segment’s total shipments, while the business represents approximately 15% of segment revenues for the three and nine months ended September 30, 2022, respectively. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the three and nine months ended September 30, 2022, the combined revenues of our Asset-Light operations totaled $604.5 million and $1,910.0 million, respectively, compared to $371.7 million and $1,013.5 million, respectively, for the same periods of 2021. The revenue increases reflect the acquired operations of MoLo and customer demand for our services. Our Asset-Light combined operating income for the three and nine months ended September 30, 2022 improved to $16.3 million and $68.2 million, respectively, compared to $11.5 million and $37.0 million, respectively, for the same prior-year periods, primarily reflecting the increase in revenues and changes in costs as described in the following paragraphs.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	82.6%	84.2%	83.3%	83.8%
Supplies and expenses	0.9	0.9	0.7	0.9
Depreciation and amortization(1)	1.0	0.8	0.9	0.9
Shared services	10.9	10.2	9.9	10.4
Gain on sale of subsidiary(2)	—	—	—	(0.8)
Other(3)	1.6	0.6	1.3	0.7
	97.0%	96.7%	96.1%	95.9%

ArcBest Segment Operating Income	3.0%	3.3%	3.9%	4.1%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	The nine-month period ended September 30, 2021 represents a gain of $6.9 million related to the sale of the labor services portion of the ArcBest segment's moving business in May 2021.
(3)	The nine months ended September 30, 2022 include the change in fair value of the contingent consideration recorded for the MoLo acquisition in first quarter 2022 (see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

Revenue per shipment	(2.0%)	14.3%

Shipments per day	73.2%	77.1%

ArcBest segment revenues totaled $515.2 million and $1,660.2 million for the three and nine months ended September 30, 2022, compared to $305.2 million and $828.3 million, for the same periods of 2021. The segment’s revenues increased 68.8% for the three months ended September 30, 2022 and more than doubled year-over-year for the nine-month period ended September 30, 2022, compared to the same prior-year periods, due to the addition of business from MoLo and improved market demand for our managed services. The revenue increases reflect an increase in shipments per day of 73.2% and 77.1% (excluding managed transportation shipments), respectively, due to the acquired operations of MoLo. Revenue growth moderated throughout the third quarter of 2022 as the economic environment softened, which, combined with changes in business mix, led to a decline in revenue per shipment of 2.0%, compared to the same period of 2021. For the nine months ended September 30, 2022, compared to the same period of 2021, revenue per shipment increased 14.3%, associated with higher market prices, including the effect on revenue per shipment from higher fuel prices, in a tighter truckload capacity market during the first half of 2022, partially offset by the effect of the softening market during third quarter 2022.

Operating income totaled $15.4 million and $64.0 million for the three and nine months ended September 30, 2022, compared to operating income of $10.2 million and $33.6 million, respectively, for the same periods of 2021, with the improvement primarily reflecting the increases in revenues, as previously described. Operating results for the nine months ended September 30, 2021 benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business in second quarter 2022, as previously mentioned, which improved the segment’s operating ratio for the nine months ended September 30, 2021 by 0.8 percentage points. A $0.4 million gain related to the sale of this subsidiary was recognized upon release of the funds from escrow in second quarter 2022, benefiting operating results for the nine months ended September 30, 2022.

The segment’s purchased transportation costs as a percentage of revenue decreased by 1.6 percentage points and 0.5 percentage point for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. As the market softened during the third quarter of 2022, overall rates charged for customer shipments decreased at a more rapid pace than the cost reductions associated with securing carrier capacity in the marketplace, resulting in margin compression compared to the second quarter of 2022. The addition of MoLo truckload business and expertise has contributed to the profitable management of the rapidly changing spot market during 2022. Significant changes in market capacity, such as those experienced in recent years impact the cost of sourcing such capacity which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. While the pricing environment remains rational, there can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Operating expenses for the three and nine months ended September 30, 2022 increased due to the MoLo acquisition and growth in our managed logistics solution. Additional personnel and other operating expenses associated with managing these higher shipment volumes are reflected in the $25.3 million and $78.4 million increase in shared service costs for the three and nine months ended September 30, 2022, compared to the same prior-year periods. Shared service costs as a percentage of revenue increased 0.7 percentage point for the three months ended September 30, 2022, compared to the same prior-year period, due to the moderated revenue growth in the third quarter and due to the noncash charge for enhancements to our nonunion vacation policy which were effective in the third quarter of 2022. However, the shared service costs are lower by 0.5 percentage point for the nine months ended September 30, 2022, compared to the same period of 2021, due to the overall higher revenue levels on a year-to-date basis. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

Additional amortization of acquired intangibles due to the MoLo acquisition contributed to depreciation and amortization expense increases for the three and nine months ended September 30, 2022, compared to the same prior-year periods, although these expenses were relatively consistent as a percentage of revenue. The segment’s operating expenses reported on the “other” line increased as a percentage of revenue by 1.0 percentage point and 0.6 percentage point for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, due to the addition of MoLo’s operations and include higher accruals for cargo claims, and an increase in office rent expense.

FleetNet Segment

FleetNet’s revenues totaled $89.3 million and $249.8 million for the three and nine months ended September 30, 2022, respectively, compared to $66.5 million and $185.2 million, respectively, for the same periods of 2021. The 34.2% and 34.9% increase in revenues for the three and nine months ended September 30, 2022, respectively, compared to the same prior-year periods, was driven by increases in revenue per event and higher event volumes for roadside and preventative maintenance services. The increase in service event volume was driven by business from new customers. Roadside service event growth was also impacted by a higher number of events from customers who experienced an increase in e-commerce business and, during the first quarter of 2022, the effect of multiple severe weather events.

FleetNet’s operating income totaled $0.9 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, compared to $1.3 million and $3.4 million, respectively, for the same periods of 2021. FleetNet’s operating income for the three and nine months ended September 30, 2022, compared to the same prior-year periods, decreased primarily due to one-time expense adjustments, including the noncash charge for enhancements to our nonunion vacation policy which were effective in the third quarter of 2022, and increased costs to service higher event volumes. Operating expenses also increased during the three and nine months ended September 30, 2022, compared to the same prior-year periods, due to higher labor costs, as headcount and the associated wages and benefits have increased as the segment focuses on improvement in customer engagement.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021

	(in thousands)
ArcBest Segment
Operating Income(1)	$15,384	$10,182	$63,979	$33,574
Depreciation and amortization(2)	5,072	2,352	15,720	7,104
Change in fair value of contingent consideration(3)	—	—	810	—
Gain on sale of subsidiary(4)	—	—	(402)	(6,923)
Adjusted EBITDA	$20,456	$12,534	$80,107	$33,755

FleetNet Segment
Operating Income(1)	$881	$1,269	$4,190	$3,430
Depreciation and amortization(2)	477	413	1,350	1,241
Adjusted EBITDA	$1,358	$1,682	$5,540	$4,671

Total Asset-Light
Operating Income(1)	$16,265	$11,451	$68,169	$37,004
Depreciation and amortization(2)	5,549	2,765	17,070	8,345
Change in fair value of contingent consideration(3)	—	—	810	—
Gain on sale of subsidiary(4)	—	—	(402)	(6,923)
Adjusted EBITDA	$21,814	$14,216	$85,647	$38,426
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. For the ArcBest segment, amortization of acquired intangibles totaled $3.2 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, compared to $0.9 million and $2.8 million, respectively, for the same periods of 2021, and is expected to total approximately $13.0 million for full-year 2022, compared to $5.3 million in 2021.
(3)	Represents change in fair value of the contingent consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)	Gain relates to the sale of the labor services portion of the ArcBest segment's moving business in May 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of asset-light adjusted EBITDA was updated from the prior year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the core operating performance of our asset-light operations.

Current Economic Conditions

Economic conditions continue to be challenged by record inflation levels, rising interest rates, supply chain constraints, geopolitical conflicts, including the war in Ukraine, and continued impact of the COVID-19 pandemic. Recent economic measures have indicated slowing growth in the economy, which, combined with higher operating costs and rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on October 27, 2022, the U.S. real gross domestic product increased at an annual rate of 2.6% for third quarter 2022. The Institute for Supply Management (ISM) Purchasing Managers’ Index (“PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 50.2% for October 2022, compared to 60.8% in October 2021. Although the October 2022 PMI reflects continued economic expansion in the manufacturing sector for the 29th month in a row, the October 2022 PMI also points to the slowest growth in factory activity since the pandemic-related contractions in April and May 2020. The Industrial Production Index issued by the Federal Reserve increased at an annual rate of 2.9% for third quarter 2022. Manufacturing and trade inventory levels remain low and within a range we consider optimal for freight demand, although there can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods.

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

Effects of Inflation

Global supply chain disruptions and energy and component shortages, largely due to strong consumer demand and the closure of factory operations during the COVID-19 pandemic and, in recent quarters, the war in Ukraine, have led to shortages of certain parts and products. These supply shortages and strong demand, as well as the impact of federal programs and monetary policy, are pushing costs higher across a broad array of consumer goods. The consumer price index (“CPI”) rose 8.2% in September 2022 from September 2021, impacted by the acceleration of energy prices, including petroleum products, and food prices. In an effort to curb the 40-year high inflation rate, the U.S. Federal Reserve implemented a tighter monetary policy during second quarter 2022, which included sharply increasing interest rates five times this year for a total increase of 3.0 percentage points. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We have purchased a small number of electric forklifts, electric yard tractors, and electric straight trucks during 2022. Electric tractors are significantly more expensive than new diesel tractors, and to comply with more stringent emissions standards, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item IA (Risk Factors) of our 2021 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental, social and governance initiatives that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A significant portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase our exposure to cybersecurity risks, including an increased demand for information technology resources and increased risks of phishing and other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers.

Our property and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, including certain business interruption events related to these incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic or geopolitical conflict. A significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or our accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	September 30	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents	$155,531	$76,620
Short-term investments	145,758	48,339
Total	$301,289	$124,959

Cash, cash equivalents, and short-term investments increased $176.3 million from December 31, 2021 to September 30, 2022. During the nine-month period ended September 30, 2022, cash provided by operations was used to fund $62.1 million of capital expenditures, net of proceeds from asset sales (and an additional $57.2 million of certain Asset-Based revenue equipment was financed with notes payable); make payments of $41.6 million on notes payable; fund $50.1 million of treasury stock repurchases under the Company’s share repurchase program; fund $13.9 million of internally developed software; and pay dividends of $7.9 million on common stock.

Cash provided by operating activities during the nine months ended September 30, 2022 was $350.4 million compared to cash provided by operating activities of $238.3 million in the same prior-year period. Net income increased $112.8 million for the nine months ended September 30, 2022, compared to the same period of 2021, primarily due to improved operating performance. The year-over-year net income comparison was impacted by a $6.9 million gain on the sale of the labor services subsidiary of the ArcBest segment’s moving business during second quarter 2021, compared to escrow settlement of $0.4 million on this sale recognized during second quarter 2022.

Changes in operating assets and liabilities, excluding income taxes, reduced cash provided by operating activities by $12.7 million during the nine months ended September 30, 2022, while contributing $6.5 million to cash provided by operating activities during the nine months ended September 30, 2021. These changes were primarily due to lower increases in accounts payable and accrued expenses, partially offset by a lower increase in accounts receivable, at September 30, 2022 versus December 31, 2021, compared to the same prior-year periods. The lower year-over-year increases in accounts receivable and accounts payable, compared to the prior-year periods, were primarily due to lower increases in business levels. The lower increase in accrued expenses at September 30, 2022 versus December 31, 2021, compared to the same prior-year periods, was primarily related to higher payments in first quarter 2022 for certain union and nonunion performance-based incentive plans earned for 2021 and the timing of wage and vacation accruals, partially offset by higher workers’ compensation accruals at September 30, 2022 due to an increase in claims activity and higher average claims cost.

Financing Arrangements

During the nine months ended September 30, 2022, we borrowed and repaid $58.0 million under our revolving credit facility (“Credit Facility”) under our Third Amended and Restated Credit Agreement (“Credit Agreement”), and our outstanding obligation under the facility as of September 30, 2022 was $50.0 million. As of September 30, 2022, we had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility. As of September 30, 2022, we had $40.0 million available under our accounts receivable securitization program, as reduced for our standby letters of credit issued under the program.

We amended our accounts receivable securitization program in May 2022 to, among other things, increase certain ratios, including the delinquency, default, and accounts receivable turnover ratios; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on the Secured Overnight Financing Rate (“SOFR”). The facility ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions. Delivering these services, which was accelerated by the November 2021 acquisition of MoLo, has resulted in an increased proportion of total revenues generated by our Asset-Light operations and, as a result, longer collection periods on our accounts receivable, as are typical for Asset-Light businesses.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the nine months ended September 30, 2022, we entered into notes payable arrangements, primarily for revenue equipment, totaling $69.4 million. Future payments due under our notes payable totaled $215.5 million, including interest, as of September 30, 2022, for an increase of $32.1 million from December 31, 2021.

In October 2022, we amended and restated our revolving Credit Facility under the Fourth Amended and Restated Credit Agreement to, among other things, increase the aggregate amount available under the swing line facility from $25.0 million to $40.0 million; extend the maturity date of the Credit Facility to October 7, 2027; replace LIBOR-based interest pricing conventions with interest pricing based on SOFR; release the liens on the assets of the Company and certain subsidiaries; and release pledges of equity interests in certain subsidiaries.

Our financing arrangements, the borrowings and repayments under these agreements, and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2022. These purchase obligations totaled $126.9 million as of September 30, 2022, with $114.1 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of September 30, 2022, the amount of our purchase obligations has increased $48.1 million from December 31, 2021, primarily related to the purchase of revenue equipment for our Asset-Based segment, real estate projects and technology advancements, which are included in our 2022 capital expenditure plan.

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

As of September 30, 2022, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $238.5 million, including imputed interest, for an increase of $30.4 million from December 31, 2021. The scheduled maturities of our operating lease liabilities as of September 30, 2022 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2021 Annual Report on Form 10-K during the nine months ended September 30, 2022. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Our total capital expenditures for 2022, including amounts financed, are estimated to be $200 million to $210 million, net of asset sales. Revenue equipment purchases approximate $105 million, primarily for our Asset-Based operations. The remainder of our 2022 expected capital expenditures include investments above historical annual levels in real estate projects, which are estimated to total $30 million to $40 million, primarily related to our Asset-Based operations; dock equipment upgrades and enhancements for our Asset-Based operations to support our growth plans; and technology investments across the enterprise. We have the flexibility to adjust certain planned 2022 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $125 million to $130 million in 2022. The amortization of intangible assets is estimated to be approximately $13 million in 2022, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the war in Ukraine and the effects of the COVID-19 pandemic in future periods, along with competitive market factors, record high inflation, rising interest rates as a result of monetary policy and volatile energy prices, and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, as of September 30, 2022. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Credit Facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

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

We continue to take actions to accelerate the return of capital and enhance shareholder value with our quarterly dividend payments and share repurchase programs. On October 28, 2022, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 11, 2022. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

During the nine months ended September 30, 2022, we purchased 848,322 shares of our common stock for an aggregate cost of $75.1 million, including the remaining shares purchased under our fixed dollar accelerated share repurchase program, which was settled in January 2022. In April 2022, our Board of Directors increased the total amount available for purchases of our common stock under the program to $75.0 million. As of September 30, 2022, $41.4 million remained available for repurchase under the share repurchase program (see Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

In October 2022, we amended our $50.0 million notional amount interest rate swap agreement to replace LIBOR-based interest pricing conventions with interest pricing based on SOFR. This amended interest rate swap agreement initially started on June 30, 2022 and matures on October 1, 2024. The amendment effectively converts the first $50.0 million borrowed under the Credit Facility to fixed-rate debt with a fixed per annum rate of 1.55% based on the margin of our Credit Facility as of September 30, 2022.

Our interest rate swap agreement is further discussed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2022, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $44.7 million from December 31, 2021 to September 30, 2022, reflecting higher business levels in September 2022 compared to December 2021 and timing of collections.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $58.0 million and the increase in operating lease liabilities, including current portion, of $59.2 million from December 31, 2021 to September 30, 2022, were primarily due to new leases and lease renewals during the nine months ended September 30, 2022, including the new MoLo office lease in third quarter 2022.

Accounts Payable

Accounts payable increased $18.5 million from December 31, 2021 to September 30, 2022, primarily due to increased business levels and the timing of payments in September 2022 compared to December 2021.

Accrued Expenses

Accrued expenses increased $25.8 million from December 31, 2021 to September 30, 2022, primarily due to increased wage accruals reflecting higher wage expense due, in part, to additional employees hired in 2022 to service higher business levels; higher workers’ compensation reserves, due to an increase in claims activity and higher average claims cost; and higher accruals for vacation due to timing and enhancements to our nonunion vacation policy.

Long-term Debt

The $27.8 million increase in long-term debt, including current portion, from December 31, 2021 to September 30, 2022 is primarily due to equipment financed of $57.2 million and proceeds from other notes payable of $12.1 million, net of payments on notes payable of $41.6 million.

Income Taxes

Our effective tax rate was 22.7% and 23.3% for the three and nine months ended September 30, 2022, respectively, compared to 26.1% and 22.5%, respectively, for the same periods of 2021. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance, the settlement of share-based payment awards primarily vesting in the second and third quarters, and the extended federal alternative fuel tax credit may cause the full-year 2022 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2022		2021		2022		2021

	(in thousands, except percentages)

Income tax provision at the statutory federal rate	$24,144	21.0%	$18,092	21.0%	$71,458	21.0%	$40,101	21.0%
Federal income tax effects of:
Alternative fuel credit	(2,145)	(1.9)%	—	—%	(2,145)	(0.6)%	—	—%
Nondeductible expenses and other	1,352	1.2%	923	1.1%	3,531	1.0%	2,416	1.3%
Increase in valuation allowances	80	0.1%	158	0.2%	191	0.1%	285	0.1%
Tax benefit from vested RSUs	(2,380)	(2.1)%	(480)	(0.6)%	(8,311)	(2.4)%	(7,411)	(3.9)%
Federal research and development tax credits	(375)	(0.3)%	(125)	(0.1)%	(1,958)	(0.6)%	(378)	(0.2)%
Life insurance proceeds and changes in cash surrender value	37	—%	(83)	(0.1)%	773	0.2%	(611)	(0.3)%
Federal income tax provision	$20,713	18.0%	$18,485	21.5%	$63,539	18.7%	$34,402	18.0%
State income tax provision	5,415	4.7%	3,974	4.6%	15,865	4.6%	8,520	4.5%
Total provision for income taxes	$26,128	22.7%	$22,459	26.1%	$79,404	23.3%	$42,922	22.5%

At September 30, 2022, we had $63.6 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2022 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $2.4 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as prepaid expenses, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2022 and 2021, income determined under income tax law exceeded financial reporting income.

During the nine months ended September 30, 2022, we made federal, state, and foreign tax payments of $87.5 million, and received refunds of $1.2 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

On August 16, 2022, the Inflation Reduction Act was signed into law, which retroactively reinstated the alternative fuel tax credit to January 1, 2022 and extended it through December 31, 2024. The Inflation Reduction Act also includes a 1% excise tax on net share repurchases after December 31, 2022. While we currently do not expect this legislation to have a material effect on our results of operations or cash flows, we will continue to evaluate its impact in future periods.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2021 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the nine months ended September 30, 2022. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates primarily resulting from our debt portfolio. Our debt portfolio includes notes payable with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our revolving credit facility and accounts receivable securitization program are at a variable interest rate and expose us to the risk of increasing interest rates. We currently utilize an interest rate swap agreement to mitigate a portion of our interest rate risk under our revolving credit facility. See Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

The Company acquired MoLo Solutions, LLC (“MoLo”) on November 1, 2021. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period not to exceed one year from the date of acquisition, management has excluded MoLo from its evaluation of internal control over financial reporting as of September 30, 2022.

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

During the nine months ended September 30, 2022, the Company repurchased 848,322 shares of common stock for aggregate cost of $75.1 million, including the remaining shares purchased under the fixed-dollar accelerated share repurchase program entered into in November 2021 and settled in January 2022. In April 2022, the Board increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $75.0 million. As of September 30, 2022 and December 31, 2021, the Company had $41.4 million and $66.9 million, respectively, remaining under the share repurchase programs.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
7/1/2022-7/31/2022	—	$—	—	$60,268
8/1/2022-8/31/2022	117,453	86.70	117,453	$50,085
9/1/2022-9/30/2022	114,353	76.04	114,353	$41,389
Total	231,806	$81.44	231,806
(1)	Represents weighted-average price paid per common share including commission.

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

2.4

Third Amendment to Agreement and Plan of Merger, dated May 6, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives. (previously filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2022, File No. 000-19969, and incorporated herein by reference).

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

3.3

Sixth Amended and Restated Bylaws of the Company dated as of October 27, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022, File No. 000-19969, and incorporated herein by reference).

3.4

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, File No. 000-19969, and incorporated herein by reference).

10.1

Fourth Amended and Restated Credit Agreement, dated as of October 7, 2022, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as a LC issuer, swing line lender and Administrative Agent, and the lenders and issuing banks party thereto. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2022, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: November 4, 2022	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 4, 2022	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer