Form 10-K
period 2022-12-31
ARCBEST CORP /DE/
filed 2023-02-24
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2022.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2022, was $1,689,914,269.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 20, 2023, was 24,258,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 26, 2023, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	the effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts;
●	data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely;
●	interruption or failure of third-party software or information technology systems or licenses;
●	untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight and our investments in human-centered remote operation software;
●	the loss or reduction of business from large customers;
●	the timing and performance of growth initiatives and the ability to manage our cost structure;
●	the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, LLC, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all;
●	maintaining our corporate reputation and intellectual property rights;
●	nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and upskill employees;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	governmental regulations;
●	environmental laws and regulations, including emissions-control regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives;
●	self-insurance claims and insurance premium costs;
●	potential impairment of goodwill and intangible assets;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	increasing costs due to inflation and rising interest rates;
●	seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and
●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest,” “we,” “us,” and “our”) is a multibillion-dollar logistics company that leverages our technology and a full suite of shipping and logistics solutions to meet our customers’ supply chain needs and help keep the global supply chain moving. With the ability to optimize, connect and deliver across various modes of transportation, we serve as a single logistics resource. This integrated approach, combined with our technology and expertise, helps ensure our customers have the right solutions and capacity to meet their constantly changing needs.

We started 100 years ago as a local Arkansas freight hauler. Through organic growth, strategic acquisitions, visionary leadership and a mindset focused on the future, ArcBest® has evolved into a $5 billion logistics powerhouse. With approximately 15,700 employees across 250 campuses and service centers, we serve as a trusted advisor to some of the world’s biggest and most recognizable brands. Our customers are at the center of our strategy. We listen, thoughtfully analyze how our processes, services, and technologies impact their business, and customize solutions that align with their goals. Our long history of innovation enriches these deep customer relationships. With a meaningful investment in strategic initiatives aimed at transformation and a strong emphasis on disruptive technology and advanced analytics, we enable more sustainable supply chains and deliver intelligent solutions that meet our customers’ needs. In pursuit of our mission to connect and positively impact the world through solving logistics challenges, and aligned with our values-driven culture, we also are focused on conducting business in a way that helps create a safer, more sustainable, and inclusive company and world. This approach includes our commitment to a workplace that respects all cultures, perspectives, and experiences, so that we may provide the best atmosphere for our employees and the best service to our customers.

United as ArcBest, we offer ground, air, and ocean transportation through a variety of capacity providers, including our less-than-truckload (“LTL”) carrier – ABF Freight®, our truckload brokerage service – MoLo Solutions, LLC (“MoLo”), and our ground expedite fleet – Panther Premium Logistics® (“Panther”). Through our managed transportation solutions, we partner with customers to create and execute a logistics strategy designed to increase operational efficiencies, reduce costs, and give customers better insights into their supply chains. We also offer fleet maintenance and repair services through FleetNet America® (“FleetNet”) and household goods moving through U-Pack®. Our innovative tech company, ArcBest Technologies, provides custom-built solutions, leading-edge technologies, and advanced analytics that help support our customers and optimize supply chains.

Our operations are conducted through our three reportable operating segments, which are described in the Business Description section below:

●	Asset-Based, which represents ABF Freight System, Inc. and certain other subsidiaries, including ABF Freight System (B.C.) ULC; ABF Freight System Canada ULC; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF Freight”);
●	ArcBest, our asset-light logistics operation, including MoLo®, Panther, and certain other subsidiaries; and
●	FleetNet.

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations.

Vision and Values

“We’ll Find a Way” is our vision. It is a testament to what our customers say about us – that we’re the kind of company that partners with them to solve problems and make things happen. Our integrated logistics approach and innovative technology enable our vision, but it’s our people who ensure our customers’ solutions and capacity needs are met. Our people are at the heart of our success. They are fueled by the simple notion of finding a way to get the job done, no matter what. We support our employees by providing an exceptional workplace where people with diverse experiences, needs and perspectives can grow and make a lasting impact.

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

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We expand our revenue opportunities by deepening our existing customer and carrier relationships and securing new ones. We build relationships that last for decades, and our customers assign a high degree of value to the capacity options, high level of service, and professionalism we provide. We increase these capacity options and enable high service levels by growing mutually beneficial relationships with our carrier partners and enhancing our capabilities through strategic acquisitions and organic investments. When customers talk about us, they say we solve their logistics and transportation challenges, we are a trusted provider and partner who understands them, and we make their jobs easier.
●	Balancing our revenue and profit mix. We differentiate ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. As our Asset-Light operations continue to grow alongside our Asset-Based services, we are balancing our revenue mix between our Asset-Based segment and our Asset-Light operations. This more balanced mix of revenue better reflects our customers’ spending on these services, and it drives long-term financial sustainability for us by making our business less capital-intensive relative to our size and by reducing volatility in our business performance through varying cycles, events, and/or environments.
●	Optimizing our cost structure. We are focused on profitable growth, which requires continually reviewing our costs and investment decisions. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, driving improved cost efficiency in our business. We continue to invest in technology to transform our business and improve the customer experience.

Business Description

ArcBest is a growth-oriented, digitally-enabled integrated logistics company that delivers reliable, innovative solutions for various supply chain challenges — meeting our customers’ critical supply chain needs and helping keep the global supply chain moving. We offer LTL freight transportation through the ABF Freight network; truckload freight transportation, including brokerage services offered through MoLo; specialized transportation and premium logistics services, including ground expedite solutions through the Panther brand and household goods moving services under the U-Pack brand; managed transportation solutions; and commercial vehicle maintenance and repair through FleetNet. ArcBest Technologies provides leading-edge technologies that help support our customers and optimize supply chains. From Fortune 100 companies to small businesses, our customers trust ArcBest for their transportation and logistics needs.

With a relentless focus on customer needs and unique access to assured transportation capacity, which includes more than 40,000 owned and operated assets, we create solutions for even the most complex and demanding supply chains. We strive to help customers solve their logistics challenges by efficiently providing a best-in-class experience with easy access to our integrated solutions.

For the year ended December 31, 2022, no single customer accounted for more than 2% of our consolidated revenues, and the ten largest customers, on a combined basis, accounted for approximately 12% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 55% of our total revenues before other revenues and intercompany eliminations in 2022. For the year ended December 31, 2022, no single customer accounted for more than 3% of revenues in the Asset-Based segment, and the segment’s ten largest customers, on a combined basis, accounted for approximately 12% of its revenues. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2022, 2021, and 2020.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business formed in 1935 that was the successor to a local transfer and storage carrier established in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of North America’s largest LTL motor carriers, providing direct service to more than 98% of U.S. cities with a population of 30,000 or more. ABF Freight offers interstate and intrastate services to approximately 51,000 communities in all 50 states, Canada, and Puerto Rico through 239 service centers. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

Our Asset-Based segment offers transportation of general commodities through standard, time-critical, and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. Shipments of general commodities differ from shipments of bulk raw materials, commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by our Asset-Based operations include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure-intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in or costs associated with real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are primarily fixed unless service levels are significantly changed.

ArcBest Technologies, Inc., our wholly owned subsidiary focused on advancing supply chain execution technologies, began a pilot test program (the “pilot”) in 2019 to improve freight-handling at ABF Freight. The pilot utilizes patented handling equipment, patented software, and a patented process to load and unload trailers more rapidly and safely, with full freight loads pulled out of the trailer onto the facility floor and accessible from multiple points. The pilot operates in a limited number of locations, including a distribution center in Kansas City, Missouri. ABF Freight signed a lease for a new pilot location in Salt Lake City, Utah, which is set to open in early 2023. The pilot allows ABF Freight to evaluate the potential for improving safety and working conditions for employees and for providing a better experience for customers. Potential benefits include improved transit performance, reduced cargo claims, reduced injuries and workers’ compensation claims, and faster employee training. While we believe the pilot has the potential to provide safer and improved freight handling, a number of factors will be involved in determining proof of concept, and there can be no assurances that pilot testing will be successful.

Labor costs, which amounted to 43.0% of Asset-Based revenues for 2022, are the largest component of the segment’s operating expenses. As of December 2022, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on May 10, 2018, by a majority of ABF Freight’s IBT member employees who voted. Following ratification of the supplements to the collective bargaining agreement, the 2018 ABF NMFA was implemented on July 29, 2018, with certain components effective retroactively to April 1, 2018, and will remain in effect through June 30, 2023. The major economic provisions of the 2018 ABF NMFA include the restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements; wage rate increases in each year of the contract, beginning July 1, 2018; ratification bonuses for qualifying employees; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) for any full calendar year under the contract; and changes to purchased transportation provisions with certain protections for road drivers as specified in the contract. The 2018 ABF NMFA and the related supplemental agreements provide for contributions to multiemployer pension plans frozen at the current rates for each fund, continuation of existing health coverage, and annual contribution rate increases to multiemployer health and welfare plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The profit-sharing bonus under the 2018 ABF NMFA was earned for the years ended December 31, 2022, 2021, and 2020 upon the Asset-Based segment achieving an annual GAAP operating ratio of 87.3% for 2022, 89.9% for 2021, and 95.3% for 2020. ABF Freight paid the profit-sharing bonus to qualified union-represented employees at the 3% maximum amount provided in the 2018 ABF NMFA as a result of the operating ratios achieved in 2022 and 2021.

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Labor Management Relations Act of 1947 (the “Taft-Hartley Act”), to provide benefits for its contractual employees. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). ABF Freight’s funding obligations to the multiemployer pension plans to which it contributes are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension plan contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes, and see the discussion of recent legislation impacting  funding for multiemployer pension plans within “Asset-Based Operations” in the “Results of Operations” section of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the wage and benefit cost structure on its operating results. Lower cost increases throughout the 2018 ABF NMFA contract period and increased flexibility in labor work rules are essential factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include ABF Freight’s multiemployer plan contributions, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight.

ABF Freight will commence negotiations with the IBT in late first quarter or early second quarter 2023 for its new collective bargaining agreement for the period subsequent to June 30, 2023. The negotiation of terms of the collective bargaining agreement is a very complex process, and there can be no assurances regarding the terms of the new agreement and the related impact on ABF Freight’s operations and its wage and benefit cost structure for the new period. The risks related to negotiations for the new collective bargaining agreement are further discussed in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K.

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

For the year ended December 31, 2022, the combined revenues of our Asset-Light operations have increased to approximately 45% of our total revenues before other revenues and intercompany eliminations, versus 38% for 2021, indicating strong momentum in our efforts to align our revenue mix with that of our customers’ logistics spend, accelerated by the acquisition of MoLo in November 2021. For the year ended December 31, 2022, no single customer accounted for more than 4% of the ArcBest segment’s revenues, and the segment’s ten largest customers, on a combined basis, accounted for approximately 20% of its revenues. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2022, 2021, and 2020.

ArcBest Segment

Our ArcBest segment originated with the formation of ABF Logistics in July 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. We have continued to strategically invest in our Asset-Light operations to ensure we are positioned to serve the changing marketplace and meet our customers’ expanding needs by providing a comprehensive suite of transportation and logistics services. The ArcBest segment includes the acquired ground expedite services of Panther; our acquired truckload and dedicated operations, including the truckload brokerage services of MoLo described below; household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations; and our managed transportation solutions. Under our enhanced market approach to offer customers a single source of integrated logistics solutions, the service offerings of the ArcBest segment have become more integrated. Management’s operating decisions are focused on the ArcBest segment’s combined operations, rather than individual service offerings within the segment’s operations. The ArcBest segment offers the following solutions:

Truckload and Dedicated

Our truckload and dedicated services provide third-party transportation brokerage services by sourcing various capacity solutions, including dry van over-the-road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools.

Our November 1, 2021 acquisition of MoLo, one of the fastest-growing truckload brokers in North America, provided additional truckload capacity in our Asset-Light operations and has improved our ability to serve larger customers – better meeting their critical needs through comprehensive supply chain solutions. With the addition of MoLo, we offer a growing network of more than 95,000 approved contract carriers, with service to all 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

Expedite

Leveraging our best-in-class Panther fleet, we offer expedite freight transportation services to commercial and government customers. We also offer premium logistics services that involve the rapid deployment of highly specialized equipment to meet precise linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through these services, ArcBest solves the toughest shipping and logistics challenges customers face through a global network of owner operators and contract carriers.

Substantially all of the network capacity for our expedite operations is provided by third-party carriers, including owner operators, ground linehaul providers, cartage agents, and other transportation asset providers, which are selected based on their ability to serve our customers effectively concerning price, technology capabilities, geographic coverage, and quality of service. Third-party-owned vehicles are driven by independent contract drivers and drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our expedite operations own a fleet of trailers, the communication devices used by its owner operators, and certain highly specialized equipment, primarily temperature-controlled and temperature-validated trailers, to meet the service requirements of certain customers.

Managed Transportation

Through our managed transportation solutions, we partner with customers to create and execute a logistics strategy designed to increase operational efficiencies, reduce costs, and give our customers better insight into their supply chains. ArcBest seeks to offer value by identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage our business processes and externally to provide shipment and inventory visibility to our customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther fleet, the MoLo truckload brokerage operation, our dedicated truckload division, and an extensive carrier network, offering strategic supply chain solutions with unique access to assured capacity.

International

Our international shipping and logistics services provide international ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide, as well as cross-border shipping and ground transportation to and from ports. As a non-vessel operating common carrier, we provide less-than-container load and full container load service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States. We also offer warehousing and distribution services to and from major global ports to streamline our customers’ ocean shipping processes.

Moving

Our moving services offer flexibility and convenience for how people move through targeted service offerings for the “do-it-yourself” consumer. We offer these targeted services at competitive prices that reflect the additional value customers find in our convenient, reliable moving service offerings. Industry-leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs.

Other Logistics Services

We also provide other services to meet our customers’ logistics needs, such as final mile, time-critical, product launch, warehousing and distribution, retail logistics, supply chain optimization, brokered LTL, and trade show shipping services. Our Retail+ compliance solution is designed to help vendors better meet large retailers’ stringent shipping and delivery requirements by combining innovative software solutions with enhanced operations processes.

FleetNet Segment

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides vehicle maintenance and repair solutions, including emergency roadside services, for commercial and private fleets through a network of third-party service providers in the United States, Canada, and Puerto Rico. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. and was incorporated in 1993 as Carolina Breakdown Service, Inc. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries, including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997.

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including FedEx Freight Corporation, the LTL reporting segment of FedEx Corporation; the LTL segment of Knight-Swift Transportation Holdings Inc.; Old Dominion Freight Line, Inc.; Saia, Inc.; the LTL reporting segment of TFI International Inc.; XPO Logistics, Inc.; and Yellow Corporation. The segment’s U-Pack business also competes with self-move businesses who offer moving and storage container service. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling, access to other ArcBest logistics solutions, and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our ArcBest segment operates in a very competitive asset-light logistics market that includes approximately 17,000 active brokerage authorities, as well as asset-based truckload carriers; logistics companies including large and small expedite carriers; foreign and U.S.-based non-vessel-operating common carriers; freight forwarders; internal shipping departments at companies that have substantial transportation requirements; smaller niche service providers; and a wide variety of solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies, including the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc.; Covenant Logistics Group, Inc.; Hub Group, Inc.; the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc.; the Logistics segment of Knight-Swift Transportation Holdings Inc.; Landstar System, Inc.; RXO, Inc., after its spin-off from XPO Logistics, Inc.; and the Freight segment of Uber Technologies, Inc. ArcBest’s moving services compete with truck rental, self-move, and van line service providers, and several emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, reliable access to capacity, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

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

Pricing

Approximately 20% to 25% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements. The remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, and current market conditions.

We allow shippers without negotiated published rates to obtain competitive LTL rates for their shipping needs with ABF Freight’s reliable service and capacity options. This innovative pricing mechanism enables customers to instantly access LTL rates online, by phone, or through application programming interface (“API”) technology for shipments within the United States, Canadian cross-border, Mexico, and Puerto Rico. We can offer customers the best price on each shipment by leveraging available capacity within the ABF Freight network at the time of the shipment. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and the program has been beneficial in optimizing our business levels.

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

Industry Factors

According to management’s estimates, and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce, the total market potential in the industry segments we serve is approximately $479 billion, with $53 billion of market spend in the LTL segment, $383 billion in the markets served by our ArcBest segment, and $43 billion in the maintenance and repair market served by our FleetNet segment. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Our Asset-Light operations represent a minor portion of the total market, which evidences the significant growth opportunity for us in the outsourced logistics market, a growth position already strengthened with the addition of MoLo in November 2021. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges and lower-cost supply chain alternatives.

The transportation industry is subject to numerous laws, rules, and regulations, as further discussed below within “Environmental and Other Government Regulations,” and carriers are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The trucking industry faces rising costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy, as well as increasing costs in certain areas, which are not industry-specific, including health care and retirement benefits. Higher compliance costs will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors. In addition, disruptions from unexpected events such as natural disasters and the COVID-19 pandemic have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management within their supply chains.

Seasonality

Our operations are impacted by seasonal fluctuations that affect tonnage, shipment or service event levels, and demand for our services, which in turn may impact our revenues and operating results. In recent periods, including the year ended December 31, 2022, our operations have not been as heavily impacted by seasonal fluctuations, due in part to strategic initiatives we have undertaken to enable profitable growth through seasons and cycles.

Inclement weather conditions can adversely affect freight shipments and operating costs of our Asset-Based and ArcBest segments. Historically, the second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, the impact of yield initiatives; and the impact of adverse external events or conditions may influence quarterly business levels. Our yield initiatives, along with the overall increase in demand, have allowed us to add shipments in non-peak times, making us less susceptible to seasonal fluctuations in recent years. In the future, we do not expect seasonality to impact our business as significantly as it has in the past.

ArcBest segment operations are influenced by seasonal fluctuations that impact customers’ supply chains. Shipments of the ArcBest segment may decline during winter months because of post-holiday slowdowns; however, expedite shipments can be subject to short-term increases depending on the impact of weather or other disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the ArcBest segment, but disruptive events can result in higher demand for expedite services. Moving services of the ArcBest segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters, as the demand for moving services is typically stronger in the summer months.

Emergency roadside service events of the FleetNet segment are favorably impacted by extreme weather conditions that affect commercial vehicle operations, and the segment’s results of operations are influenced by seasonal variations in service event volume and the impact of other external events or conditions.

Technology

As a multibillion integrated logistics company focused on making it easier for our customers to do business, ArcBest is building the future of logistics. Rooted in a strong history of innovation, technology is a key enabler of our strategy — it differentiates us in the marketplace and allows us to continuously evolve. Most of the technology applications used at ArcBest have been developed internally by our ArcBest Technologies subsidiary and are tailored specifically for customers, capacity suppliers and internal business processing needs. Our teams of highly engaged and creative technology, analytics and innovation professionals are proactive surveyors of emerging technology — constantly analyzing and creating intelligent solutions that deliver value and drive the supply chain industry forward. Through implementing custom-built solutions and leading-edge technologies, we help our customers successfully navigate the complex logistics landscape so they can use their supply chain as their competitive advantage.

ArcBest internal product owners, architects, developers, data scientists, and others, who have a deep understanding of the transportation and logistics industry and our strategy and execution models, supplemented by expert external contractor services, work together to rapidly deliver superior solutions throughout our organization for customers and carrier capacity.

Directly addressing our customers’ supply chain challenges is a natural extension of our mission. We work to build efficiencies and sustainable best practices within our own business and the supply chain as a whole. We have made additional technology investments to improve both customer experience and carrier capacity experience while continuing to optimize costs. Some examples of these investments include:

●	Our pilot, which was started by ArcBest Technologies in 2019 to improve freight handling at ABF Freight, as previously disclosed in the “Asset-Based Segment” within this Business section. This advanced technology utilizes patented handling equipment, patented software, and a patented process to load and unload trailers more rapidly and safely. A new warehouse distribution center located in Salt Lake City, Utah is expected to be completed in early 2023, where additional pilot testing will be conducted.
●	Investment in a 235,000-square-foot innovation warehouse where our robotics engineers, mechanical engineers, fabricators, research and development analysts, software engineers, and data scientists test technology in an environment that mirrors our customers’ facilities, enabling us to create transformational solutions that address their most critical needs.
●	Our $25 million investment in Phantom Auto, the leading human-centered remote operation software provider. This investment centers around remote-operated forklifts and was developed to create overall intralogistics strategies in ArcBest customer locations and help our customers build efficiencies in their own warehouses and distribution centers.
●	Creation and implementation of an environmental, social, and governance (“ESG”) dashboard as part of our work to collect, analyze, and report Scope 1 (direct) and Scope 2 (indirect) emissions. This dashboard can filter emissions by type, equipment, location, and timeframe, giving us a holistic approach to measuring emissions and enabling us to benchmark performance, identify areas of improvement, and monitor progress.
●	Implementation of ArcBest Virtual Agent (AVA), which uses artificial intelligence to quickly schedule shipment pickups, supply tracking information, and address other questions through email, phone, and web chat.
●	Implementation of cognitive technologies to improve customer service and optimize our operations, including in the ArcBest segment, where we have developed machine-learning cognitive technologies that use natural language processing and computer vision embedded in the applications our employees use that learn from past interactions and predict customer needs before the customer makes a request — simplifying workflows and driving better decision-making.
●	Our City Route Optimization initiative, which has successfully improved efficiencies and lowered costs in the initial pilot locations.
●	Enhancement of a capacity sourcing tool that optimizes the utilization of internal equipment capacity while reducing the time it takes to secure external equipment capacity to better meet customer requirements.

Typically, freight transportation customers communicate their freight needs, on a shipment-by-shipment basis, by using telephone, email, web, mobile applications, through electronic data interchange (“EDI”) or by API. In the ArcBest segment, the information about each shipment is entered into an operating system that facilitates the selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to providing the transportation, we are in contact with the carrier through numerous means of communication (i.e., mobile apps, satellite tracking, electronic logging device (“ELD”), and other communication units on the vehicles) to continually update the position of equipment in order to meet customers’ requirements to track the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers with real-time electronic updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites that allow customers to access information about their shipments, request shipment pickup, and utilize various other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized email notification, logistics reporting, dynamic rerouting, and other connectivity tools. This technology allows customers to incorporate data from our systems directly into their own website, transportation management systems, or other information systems using EDI standards and secure API. As a result, our customers can provide shipping information and support directly to their own customers.

ArcBest has an Innovation Ambassador Program to encourage new, transformative ideas. This program includes a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company and to evaluate potential external innovation partners. Additionally, during 2022, ArcBest Technologies sponsored its third annual Imagine 2022 competition, which allows teams to collaborate and work on innovative ideas related to both technology and business systems innovation. The 2022 competition asked teams of employees across the organization to present ideas and solutions focused on reducing our industry’s impact on the environment.

In May 2021, ArcBest announced a $1 million investment in the Peak Innovation Center, a state-of-the-art career and technical education center that is available to approximately 43,000 students from 22 regional school districts. The Peak Innovation Center opened in March 2022 and has created a pipeline of local talent to fill existing jobs and support further economic growth in the Fort Smith, Arkansas community.

Insurance

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty liability, and cargo loss and damage. We are effectively self-insured for $1.0 million of each workers’ compensation loss. For each third-party general liability loss, we are generally self-insured for $1.0 million. We are also self-insured for each cargo loss up to a $0.3 million deductible for our Asset-Based segment and a $0.1 million deductible for our ArcBest segment, with a $2.0 million retention limit for each auto accident or loss. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2023 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

We also maintain property and cyber insurance which would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, including certain business interruption events related to these incidents; however, losses arising from a catastrophe or significant cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic or geopolitical conflict.

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

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas (“GHG”) emissions (“EPA/NHTSA Phase 2”), through their authorities under the Clean Air Act, as amended, imposing new fuel efficiency standards for medium- and heavy-duty vehicles and engines, such as those operated by our Asset-

Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In September 2020, the U.S. Court of Appeals for the District of Columbia stayed the portion of the EPA/NHTSA Phase 2 Final Rule regarding the trailer regulations, and the review of the Final Rule has an indefinite date of final ruling.

In September 2019, the state of California signed legislation which directs the California Air Resources Board (the “CARB”) and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. In December 2021, the CARB approved plans to enforce certain provisions of the EPA/NHSTA Phase 2 Final Rule that would regulate glider kits and trailers with implementation to be phased in starting in January 2023. At the present time, management believes that these regulations will likely not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove to be as cost-effective as forecasted by the EPA and the NHTSA.

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide emissions. In January 2020, the EPA published an Advanced Notice of Proposed Rulemaking to solicit pre-proposal comments on the CTI. One planned feature of the initiative is to coordinate emissions standards nationwide in an effort to make compliance easier for the industry by preventing a further patchwork of state and local emissions regulations. In August 2021, the EPA announced the “Clean Truck Plan,” a series of rulemakings over the next three years, the first of which was proposed in March 2022, to set new emissions standards to reduce nitrogen oxide emissions from heavy-duty vehicles beginning with model year 2027. The passage of the Inflation Reduction Act of 2022 in August 2022 also seeks to update GHG standards. The EPA announced it will consider more stringent greenhouse gas standards for heavy-duty vehicles for model years 2027-2029.

While fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs for which the amounts cannot be determined at this time. The future of “cap and trade” programs or measures is unknown, and the potential costs of such programs or similar future legislative or regulatory measures are uncertain. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted either federally or locally.

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks for use in tractors and trucks. Maintenance of our tanks is regulated by the EPA and, in most cases, by state agencies. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results. Notwithstanding current compliance, we are subject to on-going environmental remediation obligations concerning historical underground storage tank releases, for which the resolutions are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Certain of our Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”), as amended. The no-exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. Management believes we are in substantial compliance with all such regulations. Notwithstanding current compliance, we previously determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, we self-reported the matter to the EPA. An estimated settlement expense for this matter is reserved within accrued expenses in the consolidated balance sheet as of December 31, 2022. Resolution of this matter is not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

We have received notices from the EPA and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state environmental statutes, at several hazardous waste sites. After investigating our subsidiaries’ involvement in waste disposal or waste generation at such sites, we have either agreed to de minimis settlements or determined that our obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurance in this regard.

It is anticipated that the resolution of our environmental matters could take place over several years. Our reserves for environmental compliance matters and cleanup costs are estimated based on management’s experience with similar environmental matters and testing performed at certain sites.

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

We operate under the Occupational Safety and Health Act of 1970 (the “OSH Act”). Under the OSH Act, ArcBest has a responsibility to provide employees a safe workplace. This includes, but is not limited to:

●	Providing a workplace free from serious recognized hazards and complying with standards, rules, and regulations issued under the OSH Act;
●	Examining workplace conditions to make sure they conform to applicable Occupational Safety and Health Administration Standards; and
●	Ensuring employees have and use safe tools and equipment and properly maintain this equipment.

Our Asset-Based operations and our ArcBest segment’s network of third-party contract carriers must comply with industry regulations, including the ELD mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks and hours of service, safety and fitness, and other regulations of the DOT, including requirements related to drug and alcohol testing. We are subject to the hazardous materials regulations of the FMCSA for our transportation and arrangement for transportation of hazardous materials and explosives, as well as our disposal of hazardous waste.

We provide transportation and logistics services to and from a number of international locations and are, therefore, subject to a wide variety of domestic and international laws and regulations, including export and import laws. We are also subject to compliance with the Foreign Corrupt Practices Act of 1977, as amended and hold Customs-Trade Partnership Against Terrorism status for businesses within our Asset-Based and ArcBest segments.

If we were to violate the government regulations under which we operate, we may be subject to substantial fines or penalties or our business operations could be restricted, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

Human Capital Resources

Our people are at the heart of our success, and we provide a workplace that respects all cultures, perspectives, and experiences, so that we can provide the best atmosphere for our employees and the best service to our customers. As of December 2022, we had approximately 15,700 employees, of which approximately 55% were members of labor unions. As previously described in the “Asset-Based Segment” within this Business section, as of December 2022, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2023.

Employee Attraction, Development, and Retention

Our business results and future growth opportunities depend on our ability to successfully manage our human capital resources, including attracting, developing, retaining, and upskilling our personnel. We strive to recruit values-aligned people who are the right individuals for each position and maintain a culture of continuous growth and development of our employees. Our data-enriched, real-time linkage between forecasted demand and diverse talent pools, along with hiring for character, enable our unified recruiting team to attract and onboard the right candidates for the right roles faster than ever before. We then have intentional training and development plans throughout each stage of career progression that accelerate job mastery and development for future roles. Our comprehensive learning program offers classroom, virtual, and web-based training options. We also offer a tuition reimbursement program, and we partner with a private university to provide onsite and virtual classes for employees to further their education.

We utilize a customized performance management system that incorporates goals and development planning to better position employees in their career paths. Employees participate in annual career conversations with their direct supervisor.

We also have a succession planning program to ensure continuity in critical roles, allowing leaders to identify and develop employees for specific career paths. We evaluate compensation to ensure it remains competitive, including insurance and retirement benefits, and we offer programs to support the four pillars of wellness for our employees – physical, financial, emotional/social, and developmental. We conduct an annual survey as well as pulse surveys to request employee feedback to help us assess and improve engagement and implement changes to enhance our work environment.

Attracting, retaining, and upskilling qualified truck drivers is crucial to our business. To address the driver shortage that continues to impact the freight transportation industry, we have strong hiring partnerships with the IBT and the military that allow us to hire and train potential drivers before they leave military service. We also conduct an in-house training through our Driver Development Program and host frequent onsite hiring events at critical locations.

Diversity, Equity, and Inclusion

We embrace and encourage diverse experiences, needs, and perspectives which, in turn, help us create an environment where our employees feel welcome, safe, and valued. Such diversity helps us better serve our customers around the globe. We partnered with a consulting firm specializing in diversity, equity, and inclusion (“DEI”) to measure and develop these areas of human capital management in our organization. Our three-year DEI roadmap is divided into the following four main areas — workforce, workplace, community, and marketplace — each focusing on a different aspect of corporate diversity.

We continue to invest in personnel to lead and execute ArcBest’s DEI strategy. We engage leaders in the organization to advance our people and community programs. In September 2022, we developed a framework to establish ArcBest’s first Employee Resource Groups (“ERGs”). ERGs are voluntary, employee-led groups that help create an open and welcoming space to foster community building for employees’ shared identities, experiences, or interest in supporting underrepresented talent.

In October 2022, we announced our partnership with Integrate Autism Employment Advisors (“Integrate”), a non-profit organization that collaborates with companies to identify, recruit, and retain professionals on the autism spectrum, to foster a neuro-inclusive workforce and continue attracting the best talent with unique skill sets. Our partnership with Integrate demonstrates ArcBest's commitment to advancing DEI initiatives to create a workplace where we embrace and encourage diverse experiences and perspectives. We are intentional in our efforts to attract, hire, retain, and upskill diverse and historically excluded talent. Our 2022 new hires represented a variety of backgrounds and experiences, with over 60% of them being diverse as categorized by gender, race, ethnicity, or military status.

Our corporate Code of Conduct sets forth our general principles of business conduct and ethics. Our nonunion employees are required to participate in annual Code of Conduct training, which also covers our anti-discrimination and anti-harassment policies to further educate our employees about prohibited behaviors that undermine diversity. Our new hires complete anti-harassment training, and our management employees are provided with DEI training.

Health, Safety, and Security

We are focused on the health and well-being of our employees, and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program through which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform and weight loss program, and we encourage healthy behaviors throughout the year through regular communications, educational sessions, wellness challenges, and other incentives. We added life coaching services in 2021 as well-being support became even more important during the COVID-19 pandemic, and we continued offering these services during 2022.

Safety is critical to our business. We have safety procedures and guidelines, as well as required training and certification programs, for our drivers and freight-handling personnel to promote safety on and off the road. We also have safety measures and policies that apply to all independent contractors, owner operators, and fleet owners in our Panther fleet, for whom we have provided safety programs to heighten awareness, promote safe driving behaviors, and reduce violations and accidents. Additionally, all of our company campuses, including corporate offices, are subject to safety and security policies and procedures to ensure the health, safety, and welfare of all employees. Based on employee feedback, several ArcBest teams collaborated to create new, more durable forklift attachments, designed to make freight handling safer and easier and to reduce damage. During 2021, every service center received some or all of the attachments and completed training on the new equipment in 2022.

We expect all employees to obey and respect human rights laws, and we will not tolerate conduct that violates these laws. We set the same expectations for our vendors, suppliers, and service providers through our Supplier Code of Conduct. Given the nature of our industry, we are in a critical position to help raise awareness of human trafficking to potentially disrupt these networks. Through partnerships with Truckers Against Trafficking® and Polaris, we educate our employees and drivers on the realities of modern-day slavery and how they can play a role in the fight against human trafficking.

Reputation and Responsibility

Our Company and our brands are consistently recognized for best-in-class performance.

Brands

The value of our brands is critical to our success. ArcBest is recognized as a leading integrated logistics company with creative problem solvers who deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets.

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including, but not limited to “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther,” “MoLo,” “U-Pack,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries.

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

Commitment to Social and Environmental Responsibility

We are focused on understanding the potential impact and related risks of ESG issues on our business and the impact of our operations on the environment. In recent years, we have invested in personnel and resources to develop our ESG program. We are integrating ESG factors into our strategy as we seek more sustainable approaches across our business and partner with customers to meet sustainability needs in their supply chains. Beginning with our 2019 report, we have voluntarily published an annual ESG report that details our ESG focal points, including DEI efforts, sustainability approaches, investments in operational efficiencies and innovation, safety standards, and community-based partnerships. We have aligned our ESG framework with pertinent Sustainability Accounting Standards Board (SASB) standards, which connect businesses and investors to the financial impacts of sustainability and identify the subset of ESG issues most relevant to financial performance. In 2022, we continued to collaborate with a third-party consultant to help identify and prioritize our ESG initiatives. As mentioned previously, we continue to develop our ESG dashboard, which is used to track quantitative metrics related to the environmental impact of our operations, including emissions. This dashboard will be utilized, along with qualitative analysis, to identify areas for improvement, track our Scope 1 (direct) and Scope 2 (indirect) GHG emissions and, in future phases of the ESG dashboard project, provide insights to our customers regarding their supply chains. Preliminary information regarding our Scope 1 and Scope 2 emissions based on this dashboard can be found on the Company’s website.

We actively promote a cleaner environment by reducing both fuel consumption and emissions. In 2021, we established a GHG emissions measurement task force to better understand the impact of our business on the environment and opportunities for improvement. ABF Freight participates in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce GHGs and diesel emissions. ABF Freight has also participated in opportunities to address environmental issues in association with the Sustainability Task Force of the American Trucking Associations. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, thereby reducing fuel consumption and emissions and contributing to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. To further enhance fuel economy and reduce emissions, ABF Freight voluntarily installs aerodynamic aids on its fleet of over-the-road trailers. We continue to research and pursue more sustainable equipment, including replacing aging equipment models with clean, fuel-efficient equipment. In our dock operations, we utilize forklifts with engines powered by liquefied petroleum gas (LPG), which is recognized by the EPA as a clean, alternative fuel, and we have two electric forklifts in our Kansas City, Missouri pilot location. In 2022, we purchased four electric yard tractors and two electric Class 6 straight trucks to replace diesel-burning equipment. Additionally, in 2022, our ArcBest segment began leasing an LEED Gold certified office facility in Chicago, which was constructed to include a green roof, smart lighting, and energy-efficient HVAC units, as well as additional environmentally preferred features.

Contributions & Awards

Our culture is focused on quality service and responsibility, and our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise, and many serve as officers or board members of various philanthropic organizations. In November 2022, to help guide our actions in our giving efforts, we announced our three philanthropic pillars — Community, Education and People. In the local community of our corporate headquarters, we have been a long-time supporter of the United Way of Fort Smith Area and its partner organizations. In 2022, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. ArcBest holds an A+ culture rating by employees via Comparably, and we support our employees as they carry out our wellness value by participating in healthy workplace initiatives and representing our company in wellness events in their local communities.

In addition to the recognition noted above, ArcBest has been recognized with the following awards since 2021:

●	“Training APEX Awards” (formerly “Training Top 100”) by Training magazine in 2022, marking the sixth year in a row for ArcBest to be honored, which was preceded by eight consecutive years of ABF Freight’s recognition on the list;
●	Inbound Logistics’ list of “Top 100 Truckers” for the fifth consecutive year, continuing ABF Freight’s recognition on the list for the previous four years;
●	Inbound Logistics’ 2022 G75 Green Supply Chain Partner for going above and beyond to prioritize green initiatives and help global supply chains become more sustainable;
●	“FreightTech 100” by FreightWaves, Inc., as one of the most innovative and disruptive companies across the freight industry for the third consecutive year;
●	Comparably Awards for “Best Company Perks & Benefits” and “Best CEOs for Women” for 2022 and 2021; “Best Company Compensation” for 2022; and “Best CEO,” “Best Company for Women,” and “Best HR Team” for 2021, highlighting ArcBest’s commitment to providing a work environment where all employees can thrive;
●	2022 Forrester “Return on Integration (ROI) Honors Winner,” awarding honoring leading organizations that made bold decisions to transform their business by integrating marketing, sales and product functions to align business goals and drive growth;
●	18th in The Commercial Carrier Journal’s 2022 list of “Top 250 For-Hire Carriers,” marking our seventh year of being listed;
●	Transport Topic’s 2022 list of “Top 100 For-Hire Carriers” for our ninth consecutive year;
●	Inbound Logistics’ “Top 100 3PL Providers” list as one of the best of the best third-party logistics companies in 2021;
●	Bronze medal sustainability rating from EcoVadis in 2021, achieving sustainability performance recognition in the top half of all companies and industries rated across the world;
●	Forbes as one of America’s “Best Large Employers” for 2021; Forbes’ Top 500 List of the “Best Employers for Diversity” in 2021, for the third consecutive year; and
●	Forbes as one of America’s “Best-In-State Employers” in Arkansas in 2021 for the second consecutive year.

Our Chairman of the Board, President and CEO, Judy R. McReynolds, was named 2022 Arkansas Business Executive of the Year by Arkansas Business. She was also named to the Arkansas Business Hall of Fame class of 2023, included on the prestigious 2022 Forbes 50 over 50, recognized as a Power Player in leading top logistics companies for 2021 by Business Insider, named a Gartner CEO Talent Champion in 2022, and named to the following lists: the “2021 Best CEOs” by Comparably, and the “Arkansas 250” list of Arkansas’ most influential leaders by Arkansas Business in 2021 and 2022. During 2021, ArcBest was also recognized by 50/50 Women on Boards as a “3+” corporation for having three or more women on our Board of Directors.

Asset-Based Segment

Our Asset-Based carrier ABF Freight has received the following awards since 2021:

●	2022 SmartWay High Performer by the EPA for the second consecutive year and the third time overall in recognition of its leadership in the freight industry for producing more efficient and sustainable supply chain solutions;
●	2021 Excellence in Cargo Claims & Loss Prevention Award from the American Trucking Associations, becoming the first nine-time winner of the award;
●	EPA SmartWay Transport Partner recognition since 2006;
●	“Quest for Quality Award” in the National LTL Carriers category from Logistics Management magazine for 2021, marking its sixth year overall to be recognized; and
●	2021 SmartWay Excellence Award by the EPA’s SmartWay Transport Partnership for the fourth consecutive year and for the fifth time overall, for being a top freight carrier for outstanding environmental achievements and an industry leader for its actions to reduce freight emissions. SmartWay has postponed the 2022 award until 2023.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is a ten-time winner of the Excellence in Security Award and a seven-time winner of the President’s Trophy for Safety from the American Trucking Associations. In January 2022, two ABF Freight drivers were named by the American Trucking Associations as captains of the 2022-2023 “America’s Road Team,” continuing the long-time tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF Freight also partners with the IBT and the U.S. Army in the Teamsters Military Assistance Program, a joint training program to help soldiers transition from military service to civilian careers as professional truck drivers. ABF Freight earned the designation as a 2021 Military Friendly® Employer for its support of veterans by providing training and employment opportunities in the freight and logistics industry. ABF Freight has a partnership with the U.S. Military to train transitioning service members for our management roles through the Department of Defense SkillBridge program. ABF Freight also participates in the U.S. Army Partnership for Youth Success program. This initiative connects first-term regular Army and Army Reserve soldiers to the civilian workforce by providing two guaranteed job interviews and possible employment after their service in the Army.

ArcBest Segment

ArcBest received the following recognition for our Asset-Light operations since 2021:

●	“2022 leading third-party logistics provider” by Global Trade Magazine in their Leading 3PLs List;
●	“Top Freight Brokerage Firms” in Transport Topics for 2022, marking its eighth consecutive year to be listed;
●	MoLo was honored in January 2022, for the second consecutive year, as one of the “100 Best Large Companies to Work For in Chicago” as part of Built In’s “2021 Best Places to Work For” awards;
●	MoLo was named by Financial Times to the “America’s Fastest Growing Companies” list for 2022;
●	2022 EPA SmartWay Transport Partners recognition for both MoLo and Panther; and
●	Two “Quest for Quality” awards by Logistics Magazine in the categories of Household Goods and High Value Goods Carriers and Intermodal Marketing Companies in 2021, marking the seventh time Panther has been recognized and the third time U-Pack has been honored with the award.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our website located at www.arcb.com or through the SEC’s website located at www.sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The Annual Report on Form 10-K and other information may also be obtained without charge in writing to ArcBest Corporation, Attention: Investor Relations, 8401 McClure Drive, Fort Smith, AR 72916; or by telephone at 479-785-6000. The information contained on our website does not constitute part of this Annual Report on Form 10-K, nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in our press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website (principally in its News and Events and Investor Relations pages).

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

Risks Related to Union Relations

If ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

As of December 2022, approximately 82% of our Asset-Based segment’s employees were covered under the 2018 ABF NMFA, the collective bargaining agreement with the IBT that will remain in effect through June 30, 2023. Contract negotiations for the period subsequent to June 30, 2023 are expected to begin in late first quarter or early second quarter 2023. The negotiation of terms of the collective bargaining agreement is a very complex process. There can be no assurance that our future collective bargaining agreements will be renewed on terms favorable to us.  The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility, which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

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

Our business has been and, in the future, may be negatively impacted by the widespread outbreak of illness, disease, or emergence of another public health crisis, as we experienced with the COVID-19 pandemic. Measures intended to prevent the spread of a health epidemic, including regulatory measures and our efforts and costs incurred to comply with them, could negatively impact our operational efficiency and our customers’ demand for our services in the future and, therefore, have an adverse effect on our business.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, economic activity and conditions worldwide, creating significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions that have resulted in business closures and disrupted supply chains worldwide. Our operations and those of our customers and third-party capacity providers were subject to these supply chain disruptions to varying degrees due to pandemic-related plant and port shutdowns, transportation delays, government actions, and other factors. The global shortage of certain components, strains on production or extraction of raw materials, record cost inflation, and labor and equipment shortages could escalate in future periods. If a high number of our employees were to contract COVID-19 or another disease or illness or were quarantined, our operations and customer service levels, and, consequently, our results of operations, could be adversely impacted. We do not have insurance coverage specific to losses resulting from a pandemic.

In the event of worsening conditions in the severity and spread of COVID-19 or another pandemic or other public health crisis that adversely affects the U.S. and global economies, our results of operations, financial condition, and cash flows could be adversely impacted, and many of the other risks discussed in this Risk Factors section may be heightened.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, military conflicts (such as the war between Russia and Ukraine), and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, including an emergency succession plan, there is no guarantee that our plans have adequately addressed each risk and can be successfully implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

We are dependent on our information technology systems, and a systems failure, perceived or actual data privacy breach, or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability, and security of our information technology (“IT”) systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our IT systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control, including cybersecurity attacks and other cyber incidents such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, or disruption by malware. Any significant failure or other disruption in our critical IT systems that impacts the availability, reliability, speed, accuracy, or other proper functioning of these systems or that results in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our business, interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse effect on our business, results of operations, and financial condition.

New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain third-party software applications; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain services; and increasingly store and transmit data with our customers and third parties by means of connected IT systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Any problems caused by or impacting these third parties, including cyberattacks and security breaches at a vendor, could result in claims, litigation, losses and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

A significant portion of our employee population operates under remote and hybrid work arrangements, which may increase demand for IT resources and our exposure to cybersecurity risks, including an increased risk of phishing, unauthorized access to proprietary information or sensitive or confidential data, and other cybersecurity attacks. Although we have implemented measures to mitigate our exposure to the heightened risks associated with working remotely through our technology security programs, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at points when the impact on our business could be minimized. Despite our efforts to monitor and develop our IT networks and infrastructure, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, cybersecurity attacks.

We engage third parties to provide certain information technology needs, including licensed software, and the inability to maintain these third-party systems or licenses, or any interruptions or failures thereof, could adversely affect our business.

Certain of our IT needs are provided or supported by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our IT systems depends upon the internet, electric utility providers, and telecommunications providers. The IT systems of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our IT platforms rely, or in other third-party services upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide. Such disruptions or failures could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that provide critical support for our operations. There is no guarantee that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize the potential benefits thereof, including the pilot test program at ABF Freight and our investment in human-centered remote operation software, we may suffer competitive disadvantage, loss of customers, or other consequences that could negatively impact our business, results of operations and financial condition.

The industry has experienced, and will likely continue to experience, rapid changes in technology, including the development of new technology and enhancements in existing technology. As technology improves, our customers may find alternatives to our services to meet their freight transportation and logistics needs. New entrants to the market, including start-ups and emerging business models which are often technology-centric or technology-enabled, have also expanded the field of competition and driven an increased pressure for innovation in the industry.

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers will continue to demand more sophisticated technology-driven solutions from their suppliers, including advancements in processes, equipment, and facilities to address concerns over business efficiency, supply chain effectiveness, and climate change. To improve efficiencies and meet our customers’ needs, we have made, and continue to make, significant investments in the enhancement of existing technology and in the development of new and innovative solutions, such as software and physical assets that are in various stages of development and implementation. We began investing in human-centered remote operation software in 2021 as further described in “Technology” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Our investments in technology also include a pilot test program we began in 2019 to improve freight handling at ABF Freight as further described in “Asset-Based Segment” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors will be involved in determining proof of concept for the pilot test program, and there can be no assurance that our technology implementations, including the pilot and our remote operation software implementation, will be successful.

Our efforts and investments in technology innovation may continue to require significant ongoing research and development costs and implementation costs and may involve new or unforeseen risks and challenges associated with the technology. The success of our approach to technology innovation is dependent upon market acceptance of our solutions and a number of other factors, including our ability to:

●	deploy funds and resources for investment in technology and innovation;
●	achieve the right balance of strategic investments in existing or developing technology and innovation;
●	timely and effectively develop and implement new or enhanced technology, including integration into current operations and interaction with existing systems;
●	train our employees to operate the technology and/or achieve appropriate customer, carrier or other desired user adoption of the technology;
●	adequately anticipate challenges and respond to unforeseen challenges;
●	detect and remedy defects in enhanced or new technology; and
●	recover costs of investment through increased business levels, higher prices, improved efficiencies or other means, such as licensing or disposing of the developed solution.

If we do not pursue technological advances or engage in innovation, if we fail to successfully or timely develop and deploy enhanced or new technology, or if any enhanced or new technology does not yield the results we expect, or is developed by others, we may be placed at a competitive disadvantage; lose customers; incur higher than anticipated costs, including the possible impact of asset impairment or the write-off of software development costs; or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

Risks Related to Our Business

The loss of or reduction in business from one or more large customers, or an overall reduction in our customer base, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Although we do not have a significant customer concentration, the growth of our business could be materially impacted, and our results of operations and cash flows would be adversely affected if we were to lose all or a portion of the business of some of our large customers. Such loss may occur if our customers choose to divert all or a portion of their business with us to one of our competitors; demand pricing concessions for our services; require us to provide enhanced services that increase our costs; or develop their own shipping and distribution capabilities. Our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all. A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to changes in pricing, economic hardship or other factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our initiatives to grow our business operations or to manage our cost structure to business levels may take longer than anticipated or may not be successful.

Developing our service offerings requires ongoing investment in personnel and infrastructure, including operating and management information systems. Depending upon the timing and level of revenues generated from our growth initiatives, including the acquired operations of MoLo, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

Our growth plans place significant demands on our management and operating personnel, and we may not be able to hire, train, upskill, and retain the appropriate personnel to manage and grow these services. Hiring new employees has resulted in an increase in our training costs and caused temporary labor inefficiencies, which may continue with future hiring initiatives. We have incurred increased costs associated with long-term investment in the development of our owner operator fleet and contract carrier capacity for our ArcBest segment. As we focus on growing our ArcBest segment, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share, which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels or changing market demands, as portions of salaries, wages, and benefits are fixed in nature and the adjustments that would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. It is more difficult to match our staffing levels to our business needs in periods of rapid or unexpected change, such as those we experienced in 2022. Our Asset-Based segment has incurred higher purchased transportation costs and experienced labor inefficiencies due to labor shortages and the training of newly hired employees during 2021 and 2022. We may, in the future, incur additional costs related to purchased transportation and/or experience labor inefficiencies in training new employees who are hired in response to growth. If such additional costs are disproportionate to our business levels, they may adversely impact our operating results. A prolonged labor shortage or significant labor inefficiencies could have a material adverse effect on our results of operations, financial condition, and cash flows as a result of lower levels of service, including timeliness, productivity and/or quality of service. We regularly evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that any given network change will result in a material improvement in our Asset-Based segment’s results of operations.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions within the expected time period or at all. The cost, integration, and performance of any such acquisition may adversely affect our business, results of operations, financial condition, and cash flows.

As part of our strategy to expand our revenue opportunities and achieve a more balanced business mix, we acquired MoLo on November 1, 2021. The acquired truckload brokerage operation of MoLo has been included in our ArcBest operating segment and resulted in growth of our Asset-Light operations. We may be unable to generate sufficient revenue or earnings from the operations of MoLo, or any future acquired business, to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. Difficulties encountered in combining operations, including underestimation of the resources required to support an acquisition, could prevent us from realizing the full anticipated benefits, and within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

The possible risks involved in recent or future acquisitions include, among others:

●	potential loss of customers, key employees, and third-party service providers;
●	difficulties synchronizing operations of the companies, including the integration of workforces, while continuing to provide consistent, high-quality service to customers;
●	unanticipated issues in the assimilation and consolidation of IT, communications, and other systems, including additional systems training and other labor inefficiencies;
●	potentially unacceptable qualification requirements for contract carriers or other third-party vendors;
●	potentially unfavorable, or adverse changes to, pre-existing contractual relationships;
●	delays in consolidation of corporate and administrative infrastructures;
●	difficulties and costs of synchronizing our policies, procedures, business culture, and benefits and compensation programs;
●	inability to apply and maintain our internal controls and compliance with regulatory requirements;
●	difficulties related to additional or unanticipated regulatory and compliance issues;
●	adverse tax consequences associated with the acquisition; and
●	other unanticipated issues, expenses, and liabilities, including previously unknown liabilities, or legal proceedings which may arise, associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification or insurance provisions.

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

Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, FleetNet America, Panther, MoLo, and U-Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, ESG issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient, and our industry may be generally disfavored by the investing community at large. Additionally, the implementation of initiatives, including our ESG initiatives, which are detailed on our website, may increase our costs. It is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors or by our customers or business partners.

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

Our corporate reputation and business depend on a variety of intellectual property rights, and the costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including, but not limited to, “ArcBest,” “ABF Freight,” “FleetNet America,” “Panther,” “MoLo,” “U-Pack,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names or logos or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with the previously disclosed pilot test program at ABF Freight. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Risks Related to Our Industry

A nationwide or global disruption in the supply chain could increase volatility in freight volumes and materially impact our business.

Our business may be materially impacted by the cyclical nature of the supply chain industry which has been exacerbated due to an ongoing shortage of truck drivers, material scarcity, port and rail congestion, digital transformation, and changes in consumer spending due to record inflation and rising interest rates, among other challenges following the outbreak of the COVID-19 pandemic. We have experienced, and may continue to experience, an inability to obtain, or delays in the delivery of, equipment necessary for operations, including tractors, trailers, and other equipment, as a result of manufacturing delays, supply chain disruptions, and parts shortages. The extent to which we are vulnerable to and may be negatively impacted by supply chain disruptions is uncertain and dependent upon the duration and severity of labor and supply shortages as well as other factors beyond our control, such as extreme weather events, natural disasters, cybersecurity breaches or government shutdowns. Supply chain disruptions have and may continue to have a significant impact on consumer prices, demand, and bottlenecks in production, which may negatively impact our freight volume, operating costs, and ability to serve our customers.

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

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The competitive factors material to our business are the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel and have greater operating flexibility because they are subject to less-stringent labor work rules. Wage and benefit concessions granted to certain union competitors have allowed for a lower cost structure than that of our Asset-Based segment. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact the operating results of our Asset-Based segment relative to our competitors in the LTL industry.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing and customers may seek bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	In a tight capacity market, as experienced in the first half of 2022, customer demand may exceed available carrier capacity in the industry. When market capacity loosens, as occurred in the second half of 2022, we may be unable to maintain the favorable prices we obtained for our services in the tighter capacity environment, especially if there is a prolonged recessionary period.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Customers are increasingly focused on concerns related to climate change and they may select transportation providers that are able to reduce emissions through efficiency improvements to existing and emerging technologies, adoption of alternative fuels or through carbon offsetting mechanisms.
●	Our FleetNet operations also face challenges, and could suffer loss of business, due to companies that choose to insource their fleet repair and maintenance services.

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

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to inflation, increased demand for or decreased supply of such equipment, parts shortages, manufacturing disruptions, and increased costs of materials and labor. Manufacturers have also raised prices, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. GHG emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. Additional state-mandated emission-control requirements could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner operators for portions of our ArcBest segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. For example, significant shortages of semiconductor chips and other component parts and supplies, including steel, have forced and may continue to force manufacturers to curtail or suspend their production, leading to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. Our total capital expenditures for

2021 and, to a lesser extent, 2022 were reduced due to parts shortages and manufacturing disruptions of OEMs. As a result, a portion of our previously planned capital expenditures for 2021 and 2022 carried over into our 2022 and 2023 investment plans, respectively. When market forces result in demand outstripping supply, we have and may continue to face reduced supply levels and/or increased acquisition costs for new tractors or trailers, as well as related parts and services, for our Asset-Based operations, which could have a material adverse effect on our business and growth initiatives, results of operations, financial condition, and cash flows.

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

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, military conflicts, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes that are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

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

Risks Related to Employees and Benefits

If we have difficulty attracting, retaining and upskilling employees throughout the Company, we could be faced with labor inefficiencies or delayed growth, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

During recent years, we experienced, and continue to experience in certain markets, challenges with hiring an adequate number of qualified drivers, freight-handlers, and professional personnel to meet increases in demand due to numerous factors, including the continuing impact of the COVID-19 pandemic, prevailing wage rates, health and other insurance costs, and inflation. The available pool of drivers has been declining, which has caused and may continue to cause us more difficulty in retaining and hiring qualified drivers and other personnel. The expansion of flexible work options triggered by the COVID-19 pandemic has also provided more employment opportunities for those in professional roles, including our IT roles, making attraction and retention more complex. Both our profitability and our ability to grow could be adversely affected if we encounter difficulty in attracting, retaining, and upskilling employees, including qualified drivers, freight-handlers and professional personnel, if we become subject to contractually required increases in compensation or fringe benefit costs, or if wage inflation continues for noncontractual professional roles. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow the Company. If we are unable to continue to attract, retain, and upskill qualified employees, including drivers, we could incur higher recruiting expenses or a loss of business.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. These multiemployer plans, established pursuant to the Taft-Hartley Act, are jointly-trusteed and cover collectively bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan in a relatively short period of time pursuant to an agreement. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Many of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded, as further discussed in Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Such underfunding could increase the size of our potential withdrawal liability. ABF Freight’s obligations to these plans are generally specified in the 2018 ABF NMFA and other related supplemental agreements. These pension plans provide the best retirement benefits in the industry. However, when compared to competitors, ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Certain legislative actions which include provisions to improve funding for multiemployer pension plans became effective during 2021 and 2022, as further discussed in Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. However, despite such legislative actions, we may still trigger withdrawal liability through, among other things, mergers and other fundamental corporate transactions and, as a result of operational changes, site closures and job losses. We continue to monitor the impact these legislative actions have on the funding status of the multiemployer pension plans to which ABF Freight contributes; however, we cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

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

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our ArcBest segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents or incidents that may result in cargo loss or damage, other property damage, or serious personal injuries including death. As a result, claims may be asserted against us for actions by such drivers or for our actions in contracting with them initially or retaining them over time. We or our subsidiaries could be held directly responsible for these third-party claims and, regardless of ultimate liability, may incur significant costs and expenses in defending these claims or through settlements, even in cases where we believe we have meritorious claims or defenses. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims, or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

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

If the independent contractors with which we contract are deemed by regulators or judicial process to be employees, or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

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

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort from our management team. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

We establish reserves based on our assessment of known legal matters and contingencies. New legal claims, or subsequent developments related to known legal claims, asserted against us may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves, which could have a material adverse effect on our financial condition or results of operations. Also see Item 3 (Legal Proceedings) included in Part I of this Annual Report on Form 10-K for disclosure of a legal matter for which we believe a loss, that could be material to our financial condition, results of operations, or cash flows, is reasonably possible.

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

We are also subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy, including customer and employee data. As a provider of worldwide transportation and logistics services, we collect and process significant amounts of customer data on a daily basis. In recent years, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers and employees can control the use and storage of their data. Complying with existing or new data protection laws and regulations may increase our compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and even perceived non-compliance may otherwise adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time. Additionally, if third parties or others violate obligations and restrictions with respect to data privacy and security, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with current and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We routinely transport or arrange for the transportation of hazardous materials and explosives, and, at certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks and other containers. In connection with these operations, we are subject to federal, state and local environmental laws and regulations relating to, among other areas: emission controls, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines, civil penalties, or third-party initiated lawsuits if we fail to obtain proper certifications or permits or if we do not comply with required environmental inspections and testing provisions. Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles.

The transportation of hazardous materials or explosives also involves the risks of, among others, fuel spillage or leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal. In addition, if any damage or injury occurs as a result of these operations, we may be subject to claims from third parties and bear liability for such damage or injury.

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

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other GHG emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future. Emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures. Compliance with laws and regulations related to climate risk may also increase our exposure to litigation or governmental investigations or proceedings. We may also incur significant costs to comply with increased regulation regarding environmental monitoring and reporting requirements. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain covenants under our financing arrangements. A default under these financing arrangements or changes in regulations that impact the availability of funds, or our borrowing costs could cause a material adverse effect on our liquidity, financial condition, and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program (“A/R Securitization”) and the revolving credit facility (“Credit Facility”) under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $50.0 million remains outstanding at the end of February 2023, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our A/R Securitization, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including inflation, governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

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

If we default under the terms of the Credit Agreement or our A/R Securitization and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of default under either of these facilities could constitute automatic default on the other facility and could trigger cross-default provisions in our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or A/R Securitization, the lender of the A/R Securitization could proceed against the collateral by which that facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or A/R Securitization, changes in regulations that impact the availability of funds or our borrowing costs, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Our business is capital intensive. If we are unable to generate sufficient cash from operations, our growth and profitability could be limited due to significant ongoing capital expenditure requirements.

We depend on cash flows from operations, borrowings under our Credit Facility or our A/R Securitization, and operating and financing leases to fund our capital expenditures. We continue to invest significantly in our revenue equipment fleet, which helps us reduce our maintenance costs and has resulted in the Company having one of the newest fleets on the road. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, including our ability to invest in technological initiatives that drive business efficiencies; utilize our existing liquidity or enter into additional financing arrangements, including leasing arrangements; or operate our revenue equipment for longer periods resulting in increased maintenance costs, any of which could negatively impact our financial condition and results of operations.

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

Our goodwill and intangible assets are primarily associated with acquisitions in the ArcBest segment. As of December 31, 2022, we had recorded goodwill of $305.4 million and intangible assets, net of accumulated amortization, of $113.8 million. Our annual impairment evaluations for goodwill and indefinite-lived intangible assets in 2022, 2021, and 2020 produced no indication of impairment of the recorded balances; however, there can be no assurance that an impairment will not occur in the future.

Given the uncertainties regarding the economic environment, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, including insufficient cash flows from acquired operations, or other factors that negatively impact the fair value of the operations of our reporting units, could result in impairment and noncash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Other External Conditions

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, inflation, labor and supply shortages, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. Further changes to U.S. or international trade policy or other global trade impacts could result in increased cost for goods transported globally, which may lead to reduced consumer demand, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity. International security concerns, including the war in Ukraine and other geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, could continue to have a material adverse effect on global trade and economic activity.

Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which may adversely affect the profit margin for our services. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand, which in turn results in excess equipment capacity in the industry. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Conversely, during times of higher shipping demand, tight market capacity may negatively impact the service levels we are able to provide to our customers. Demand for our roadside assistance and fleet maintenance management services may also decline in a weaker economic environment when customers of our FleetNet segment experience declines in their equipment utilization or delay maintenance needs.

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

Inflation and rising interest rates may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation in the United States was at its highest level in 40 years by the end of June 2022 and although the inflation rate slowed slightly during the second half of 2022, it remains above market forecasts as of January 2023. Significant inflation can adversely impact our financial condition by increasing interest rates and the cost of equipment. Most of our operating expenses are sensitive to increases in inflation, including fuel, insurance, employee wages and benefits, purchased transportation, and depreciation due to higher equipment prices. Further, inflation may generally increase costs for materials, supplies, services, and capital. In a highly inflationary environment, we may be unable to secure adequate price increases for our services to offset the increases in our operating costs, which could reduce our operating margins.

Our business and results of operations could be impacted by seasonal fluctuations, adverse weather conditions, natural disasters, and climate change.

Our operations are, and may in the future be, impacted by seasonal fluctuations and, at times, inclement weather conditions that affect tonnage and shipment levels, service events, demand for our services, and operating costs, which in turn may impact our revenues and operating results, as further described in “Seasonality” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Climate change may have an influence on the severity of weather conditions. Severe weather events and natural disasters could disrupt our operations or the operations of our customers or third-party service providers, damage existing infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, any of which could adversely affect our business levels and operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities, including owned and leased properties, are suitable and adequate and that the facilities have sufficient capacity to meet current business requirements. The Company owns an office facility in Fort Smith, Arkansas, which provides space for corporate and certain subsidiary functions. The Company also leases an office building in Fort Smith, Arkansas for certain subsidiary functions.

Asset-Based Segment

The Asset-Based segment operates out of its general office building located in Fort Smith, Arkansas and 239 revenue producing facilities, 10 of which also serve as distribution centers. The Company owns 110 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

No. of Doors
Owned:
Dayton, Ohio	330
Carlisle, Pennsylvania	333
Winston-Salem, North Carolina	150
Atlanta, Georgia	226
South Chicago, Illinois	274
North Little Rock, Arkansas	196
Dallas, Texas	196
Albuquerque, New Mexico	85

Leased from nonaffiliate:
Kansas City, Missouri	81
Salt Lake City, Utah	89

Asset-Light Operations

The ArcBest segment owns a general office building and service bay in Medina, Ohio and leases six additional office and warehouse locations, including an office and warehouse location in Sparks, Nevada and an office location in Chicago, Illinois. The FleetNet segment owns its office located in Cherryville, North Carolina.

ITEM 3.LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. The Company maintains liability insurance against certain risks arising out of the normal course of business, subject to certain self-insured retention limits. The Company has amounts accrued for certain legal, environmental, and self-insurance exposures. These exposures and legal actions which arise in the normal course of business are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations, or cash flows.

In January 2023, ArcBest Corporation and MoLo Solutions, LLC were added as defendants in five separate lawsuits all arising from a single multi-fatality auto accident involving one of MoLo’s contract carriers. The accident occurred in June 2021 in Baxter County, Alabama, and the cases are pending in the state and federal courts therein situated. The accident occurred prior to the Company’s acquisition of MoLo. The lawsuits allege that MoLo was negligent in the selection of the motor carrier involved in the accident. The Company intends to vigorously defend against these lawsuits. Although a range of reasonably possible losses for this matter cannot be estimated at this time, it is reasonably possible that such amounts could be material to the Company’s financial condition, results of operations, or cash flows. The Company will pursue recovery for its losses, if any, against all available sources, including, but not limited to, insurance and any potentially responsible third parties.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 20, 2023, there were 24,258,338 shares of the Company’s common stock outstanding, which were held by 182 stockholders of record. A substantially greater number of holders of ArcBest Corporation common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

On January 30, 2023, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.12 per share to stockholders of record as of February 14, 2023. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Fourth Amended and Restated Credit Agreement, and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. In January 2003, the Board of Directors authorized a $25.0 million common stock repurchase program and authorized extensions of the share repurchase program in 2005, 2015, and 2021. In April 2022, the Board of Directors increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $75.0 million.

On November 1, 2021, the Board of Directors authorized the Company to enter into an accelerated share repurchase program (“ASR”). The fixed-dollar ASR, which was executed on November 2, 2021 with a third-party financial institution to effect an accelerated repurchase of $100.0 million of the Company’s common stock, was settled in January 2022.

During 2022, the Company purchased 822,106 shares of its common stock for an aggregate cost of $65.0 million and purchased 214,763 shares to settle the remaining $25.0 million under the ASR. During the three months ended December 31, 2022, the Company purchased 188,547 shares, leaving $26.5 million remaining under the Company’s share repurchase programs.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
10/1/2022-10/31/2022	—	$—	—	$41,389
11/1/2022-11/30/2022	96,289	79.48	96,289	$33,736
12/1/2022-12/31/2022	92,258	78.39	92,258	$26,504
Total	188,547	$79.00	188,547
(1)	Represents the weighted average price paid per common share including commission.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet our customers’ supply chain needs. Our operations are conducted through three reportable operating segments:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”);
●	ArcBest, our asset-light logistics operation, including MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics®, and certain other subsidiaries; and
●	FleetNet.

The ArcBest and the FleetNet reportable segments combined represent our Asset-Light operations. For more information, see additional segment descriptions in Part I, Item 1 (Business) and in Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. References to the Company, including “we,” “us,” and “our,” in this Annual Report on Form 10-K, are primarily to the Company and its subsidiaries on a consolidated basis.

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. MD&A includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2022 compared to 2021, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) reconciliation to net income;
●	a financial summary and analysis of our Asset-Based segment results of 2022 compared to 2021, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of the results of our Asset-Light operations for 2022 compared to 2021, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies and Estimates discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

This Results of Operations section of MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in the Results of Operations section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Consolidated Results

	Year Ended December 31
	2022	2021	2020

	(in thousands, except per share data)
REVENUES
Asset-Based	$3,010,900	$2,573,773	$2,092,031

ArcBest(1)	2,139,272	1,300,626	779,115
FleetNet	343,056	254,087	205,049
Total Asset-Light	2,482,328	1,554,713	984,164

Other and eliminations	(169,176)	(148,419)	(136,032)
Total consolidated revenues	$5,324,052	$3,980,067	$2,940,163

OPERATING INCOME
Asset-Based	$381,133	$260,707	$98,865

ArcBest(1)	52,725	46,397	9,655
FleetNet	5,825	4,544	3,367
Total Asset-Light	58,550	50,941	13,022

Other and eliminations	(40,414)	(30,662)	(13,609)
Total consolidated operating income	$399,269	$280,986	$98,278

NET INCOME(1)	$298,209	$213,521	$71,100

DILUTED EARNINGS PER SHARE(1)	$11.69	$7.98	$2.69
(1)	Includes the operations of MoLo® since the November 1, 2021 acquisition. The acquisition of MoLo is more fully described in the Asset-Light Overview section of Asset-Light Operations.

Our consolidated revenues, which totaled $5.3 billion for 2022, increased 33.8% compared to 2021, reflecting increased customer demand and higher pricing for our broad service offerings, primarily during the first half of 2022, as well as revenues from the acquired operations of MoLo. Our annual revenue growth was partially offset by the impact of weakening economic conditions during the second half of 2022, compared to the strong market environment in the same prior-year period. The year-over-year increase in consolidated revenues for 2022 reflects a 17.0% increase in our Asset-Based revenues and a 59.7% increase in revenues of our Asset-Light operations. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues in 2022, compared to 2021, includes the impact of increased intersegment business levels among our operating segments, reflecting continued integration of our logistics services.

Our Asset-Based revenue improvement reflects a 14.5% increase in billed revenue per hundredweight, including fuel surcharges, a 1.6% increase in tonnage per day, and a 1.5% increase in shipments per day in 2022, compared to 2021, reflecting solid customer demand in a rational pricing environment. The increase in revenues of our Asset-Light operations for 2022, compared to 2021, reflects a 58.3% increase in shipments per day due to increased customer demand and the addition of MoLo and a 3.8% increase in revenue per shipment associated with higher market pricing in a tighter truckload capacity environment in the first half of 2022 (with metrics excluding managed transportation shipments). Increased market demand and improved pricing for managed transportation services within our ArcBest segment and increases in revenue per event and service event volume for our FleetNet segment also contributed to our revenue improvement for 2022. Our 2022 revenue improvement was partially offset by the impact of a softening market environment in the second half of the year, including decelerating demand trends in our Asset-Based business and a slowdown in customer shipping volumes, combined with an increase in available truckload capacity which lowered market rates, in our ArcBest segment. Our Asset-Light operations, on a combined basis, generated approximately 45% and 38% of total revenues before other revenues and intercompany eliminations for 2022 and 2021, respectively, as we advanced toward our goal of achieving a more balanced revenue mix and ultimately toward a revenue mix that is more reflective of our customers’ needs for logistic services.

Consolidated operating income increased $118.3 million in 2022, compared to 2021, primarily due to the improved operating results of our operating segments (further described within the Asset-Based Segment Results and the Asset-

Light Results sections). The year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs, including costs related to investments in innovative technology, costs related to the MoLo acquisition, gains on the sale of a subsidiary, and costs associated with enhancements to our nonunion vacation policy.

Innovative technology costs related to our freight handling pilot test program at ABF Freight are discussed in the Asset-Based Segment Results section. Initiatives to optimize our performance through technological innovation, including certain costs related to the pilot program at ABF Freight and costs related to our investment in human-centered remote operation software, are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by $40.8 million (pre-tax), or $30.8 million (after-tax) and $1.21 per diluted share, for 2022, compared to $32.8 million (pre-tax), or $24.9 million (after-tax) and $0.93 per diluted share, for 2021.

The MoLo acquisition impacted consolidated operating results in 2022 and 2021, including the change in the liability for contingent earnout consideration, the amortization of acquired intangible assets related to the acquisition, and, in 2021, transaction costs associated with the acquisition. The liability for contingent consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent consideration reduced the consolidated results for 2022, by a total of $18.3 million (pre-tax), or $13.6 million (after-tax) and $0.54 per diluted share. (The contingent earnout consideration is further discussed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) Transaction costs associated with the MoLo acquisition impacted consolidated results by $6.0 million (pre-tax), or $4.4 million (after-tax) and $0.16 per diluted share, for 2021. The amortization of acquired intangible assets related to the acquisition of MoLo and previously acquired businesses in the ArcBest segment impacted consolidated operating results for 2022 by $12.9 million (pre-tax), or $9.6 million (after-tax) and $0.38 per diluted share. For 2021, these costs impacted consolidated results by $5.3 million (pre-tax), or $3.9 million (after-tax) and $0.15 per diluted share.

Consolidated operating results benefited from the sale of a portion of our ArcBest segment’s moving labor services business in second quarter 2021, for which a gain of $0.4 million (pre-tax), or $0.3 million (after-tax) and $0.01 per diluted share, was recognized for 2022 upon release of the funds related to the sale from escrow in second quarter 2022, compared to the gain of $6.9 million (pre-tax), or $5.4 million (after-tax) and $0.20 per diluted share, in 2021. Consolidated operating results for 2022 were also impacted by a one-time, noncash charge of $2.1 million (pre-tax), or $1.5 million (after-tax) and $0.06 per diluted share, for enhancements to our nonunion vacation policy which were effective in third quarter 2022.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, tax credits, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $2.7 million and $0.11 per diluted share in 2022, and decreased consolidated net income by $4.1 million and $0.15 per diluted share in 2021.

The vesting of restricted stock units resulted in a tax benefit of $8.1 million and $0.32 per diluted share for 2022, compared to a tax benefit of $7.6 million and $0.29 per diluted share in 2021. The year-over-year comparisons of consolidated net income and earnings per share for 2022 and 2021 were also impacted by tax benefits and credits, as well as other changes in the effective tax rates, which are further described within the Income Taxes section of MD&A and in Note F to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light businesses, changes in the fair value of contingent earnout consideration, gain on sale of subsidiary, and transaction costs, which are significant expenses or gains resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

	Year Ended December 31
	2022	2021	2020

	($ thousands)
Net income	$298,209	$213,521	$71,100
Interest and other related financing costs	7,701	8,904	11,697
Income tax provision	94,946	63,633	21,396
Depreciation and amortization(1)	140,039	124,221	118,391
Amortization of share-based compensation	12,775	11,426	10,478
Change in fair value of contingent consideration(2)	18,300	—	—
Gain on sale of subsidiary(3)	(402)	(6,923)	—
Transaction costs(4)	—	5,969	—
Consolidated Adjusted EBITDA	$571,568	$420,751	$233,062

(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Gain relates to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of consolidated Adjusted EBITDA was updated from the prior-year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the Company’s core operating performance.
(4)	Represents costs associated with the acquisition of MoLo.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates one of North America’s largest less-than-truckload (“LTL”) networks providing freight transportation services. Our customers trust the LTL solutions ABF Freight has provided for 100 years and rely on us to solve their transportation challenges. We are strategically investing in our Asset-Based operations to utilize technology to improve freight handling processes and provide better experiences for our customers.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2022, 2021, and 2020.

The key indicators necessary to understand the operating results of our Asset-Based segment are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics, which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

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

Billed revenue per hundredweight, including fuel surcharges (yield) – revenue per 100 pounds of shipment weight, including fuel surcharges, systematically calculated as shipments are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is not adjusted for the portion of revenue deferred for financial statement purposes.

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

We also quantify certain key operating statistics which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

●	Shipments per DSY hour – total shipments (including shipments handled by purchased transportation agents) divided by dock, street, and yard (“DSY”) hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be offset by increased purchased transportation expense.

●	Pounds per mile – total pounds divided by total miles driven during the period (including pounds and miles moved with purchased transportation). This metric is used to measure labor efficiency of linehaul operations, although it is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

As of December 2022, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Profit-sharing bonuses based on the Asset-Based segment’s annual GAAP operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. A profit-sharing bonus totaling $16.2 million and $15.1 million for the year ended December 31, 2022 and 2021, respectively, was earned by qualifying union-represented employees under the 2018 ABF NMFA upon the Asset-Based segment achieving an annual GAAP operating ratio of 87.3% for 2022 and 89.9% for 2021.

The major economic provisions of the 2018 ABF NMFA include:

●	restoration of one week of vacation that was previously reduced in the prior collective bargaining agreement, which began accruing on anniversary dates on or after April 1, 2018, with the new vacation eligibility schedule being the same as the applicable 2008 to 2013 supplemental agreements;
●	wage increases in each year of the contract, beginning July 1, 2018;
●	ratification bonuses for qualifying employees;
●	contributions to multiemployer pension plans at current rates for each fund;
●	continuation of existing health coverage and annual multiemployer health and welfare contribution rate increases in accordance with the contract;
●	changes to purchased transportation provisions with certain protections for road drivers as specified in the contract; and
●	profit-sharing bonuses for qualifying contractual employees based upon the Asset-Based segment’s achievement of annual operating ratios of 96.0% or below for a full calendar year under the contract period.

Tonnage

The level of freight tonnage managed by the Asset-Based segment is directly affected by industrial production and manufacturing; distribution; residential and commercial construction; consumer spending, primarily in the North American economy; and capacity in the trucking industry. Operating results are affected by economic cycles and conditions, customers’ business cycles, and changes in customers’ business practices. The Asset-Based segment actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ArcBest seeks to offer value through identifying specific customer needs and providing operational flexibility and seamless access to the services of our Asset-Based segment and our Asset-Light operations in order to respond with customized solutions.

Pricing

The industry pricing environment, another key factor impacting our Asset-Based results, influences the ability to obtain appropriate margins and price increases on customer accounts. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors, such as average shipment size; average length of haul; freight density; and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 20% to 25% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements. The remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

We allow shippers without negotiated published rates to instantly access competitive LTL rates through an online portal, matching their shipping needs with capacity available in the ABF Freight network at the time of the shipment. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and this program has been beneficial in optimizing our business levels by improving capacity utilization in the Asset-Based network. In a softer market environment, such as the conditions we experienced in the second half of 2022, our dynamic pricing option allows us to strategically fill empty capacity, enabling us to avoid furloughs or layoffs and be better positioned for a market rebound of higher freight demand, as well as provide a more sustainable service offering by reducing “empty miles” (or the number of miles we move empty or near-empty equipment for repositioning purposes).

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to align our pricing with freight shipping trends in the industry, including the overall growth and ongoing profile shift to bulkier, yet often lighter, shipments across the supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling complicated freight. The CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment assesses a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time, revise our standard fuel surcharge program, which impacts approximately one-third of Asset-Based shipments and primarily affects noncontractual customers. While fuel surcharge revenue generally more than offsets the increase in direct diesel fuel costs when applied, the total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2022, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2022, compared to 2021, were positively impacted by higher fuel surcharge revenue due to an increase in the nominal fuel surcharge rate, while total fuel costs also increased. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2018 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 43.0% and 46.6% of revenues for 2022 and 2021, respectively. Changes in salaries, wages, and benefits expense and shared services expenses, which include labor costs related to ABF Freight’s portion of company-wide functions, as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results. Lower cost increases throughout the 2018 ABF NMFA contract period and increased flexibility in labor work rules are essential factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors. However, under its current labor agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. The terms of the 2018 ABF NMFA allowed the Asset-Based segment to maintain low-cost inflation in the current tight labor market while providing some of the best wages and benefits in the industry to our employees.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. ABF Freight’s multiemployer pension contributions totaled $154.6 million and $146.9 million for 2022 and 2021, respectively. As previously outlined, the 2018 ABF NMFA provided for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans increased annually in accordance with the terms of the 2018 ABF NMFA. The contractual wage rate increased 1.9% and 1.7% effective July 1, 2022 and 2021, respectively. The average health, welfare, and pension benefit contribution rate increased approximately 2.5% and 2.4% effective primarily on August 1, 2022 and 2021, respectively.

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

On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. Certain multiemployer pension plans to which ABF Freight contributes have applied for or received funds under the SFA Program which will allow them to avoid insolvency and improve their funded status. Under the American Rescue Plan Act and in accordance with regulations of the PBGC, the plans receiving funding under the SFA Program are not permitted to reduce employer contributions to their funds. We will continue to evaluate the impact of the assistance provided by the SFA Program on ABF Freight’s multiemployer pension plan contributions. Through the term of the 2018 ABF NMFA, which extends through June 30, 2023, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, our future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act. If ABF Freight were to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan. Further, ABF Freight could also trigger complete or partial withdrawal liability from certain multiemployer pension plans through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses, which could result in material liabilities.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2022	2021	2020
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	43.0%	46.6%	52.4%
Fuel, supplies, and expenses	12.6	10.3	10.0
Operating taxes and licenses	1.7	1.9	2.4
Insurance	1.6	1.5	1.6
Communications and utilities	0.6	0.7	0.8
Depreciation and amortization	3.2	3.6	4.5
Rents and purchased transportation	14.6	14.2	12.0
Shared services	9.4	10.2	10.4
Gain on sale of property and equipment	(0.4)	(0.3)	(0.2)
Innovative technology costs(1)	0.9	1.1	1.1
Other	0.1	0.1	0.3
	87.3%	89.9%	95.3%

Asset-Based Operating Income	12.7%	10.1%	4.7%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2022	2021	% Change
Workdays(1)	252.0	252.0
Billed revenue per hundredweight, including fuel surcharges	$45.45	$39.70	14.5%
Pounds	6,608,704,806	6,507,706,432	1.6%
Pounds per day	26,225,019	25,824,232	1.6%
Shipments per day	19,895	19,610	1.5%
Shipments per DSY hour	0.428	0.447	(4.3)%
Pounds per shipment	1,318	1,317	0.1%
Pounds per mile	18.71	18.79	(0.4)%
Average length of haul (miles)	1,090	1,097	(0.6)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $3.0 billion and $2.6 billion for the year ended December 31, 2022 and 2021, respectively. Billed revenue (as described in the Asset-Based Segment Overview) increased 16.2% on a per-day basis in 2022 compared to 2021, primarily reflecting a 14.5% increase in total billed revenue per hundredweight, including fuel surcharges, and a 1.6% increase in tonnage per day.

The 14.5% increase in total billed revenue per hundredweight for 2022, including fuel surcharges, compared to 2021, was primarily due to a solid pricing environment and changes in freight profile and business mix to optimize revenue on shipments in the Asset-Based network. Higher fuel surcharge revenues associated with increased fuel prices also positively impacted the total billed revenue per hundredweight measure in 2022, compared to 2021. The Asset-Based segment’s average nominal fuel surcharge rate for 2022 increased approximately 16 percentage points from 2021 levels. On-going yield management initiatives, including general rate increases, also contributed to the year-over-year improvement in billed revenue per hundredweight. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional core LTL-rated freight was in the low-double digits for 2022, compared to 2021. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during 2022 increased an average of 7.3%, compared to the prior year. Pricing on contractual business reflected the second highest average increase we have secured in company history, following the highest average increase in 2021, primarily due to tight market capacity which continued through the first half of 2022. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9%, 6.9% and 5.95% effective on November 7, 2022, November 15, 2021, and January 25, 2021, respectively, although the rate changes vary by lane and shipment characteristics.

The 1.6% increase in tonnage per day for 2022, compared to 2021, reflects higher daily shipment levels due to customer demand. Total shipments increased 1.5% on a per-day basis, reflecting an increase in LTL-rated shipments, partially offset by a decrease in truckload-rated shipments. Year-over-year tonnage and shipment growth is attributable to an emphasis on allocating network resources to serving core LTL customers, from which we experienced solid demand in 2022, despite softening market conditions in the second half of 2022.  The reduction in truckload-rated shipments reflects the intentional moderation of spot-quoted truckload-rated shipments in order to better serve core LTL customers in 2022. We began to experience a deceleration in demand trends during third quarter 2022 which continued through the end of the year. In this softer market environment, our dynamic pricing option for LTL-rated shipments allowed us to strategically fill empty network capacity, which contributed to the increase in LTL-rated shipments for 2022.

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

Asset-Based Operating Income

The Asset-Based segment generated operating income of $381.1 million in 2022, compared to $260.7 million in 2021, with an operating ratio of 87.3% and 89.9%, respectively. The 2.6 percentage point improvement in the Asset-Based segment’s operating ratio for 2022, compared to 2021, primarily reflects the increased revenues and effective capacity utilization in the Asset-Based network.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $27.2 million and $27.6 million for 2022 and 2021, respectively. The pilot test program, which began in 2019, is operating in various stages in a limited number of locations. While ArcBest believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept and there can be no assurances that pilot testing will be successful.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 43.0% and 46.6% of Asset-Based segment revenues for 2022 and 2021, respectively. The decrease in salaries, wages, and benefits as a percentage of revenue was partially offset by higher utilization of purchased transportation to meet customer demand for increased shipment levels. The improvement in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of higher revenues, including fuel surcharges, as a portion of operating costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels. Salaries, wages, and benefits increased $95.2 million for 2022, compared to 2021, primarily reflecting higher headcount as additional drivers and service center personnel were hired to service increased business levels. The increase in labor costs also reflects year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA, as previously discussed in the Labor Costs section of the Asset-Based Segment overview; higher expenses for certain performance-based incentive plans, including long-term nonunion incentive plans impacted by shareholder returns relative to peers; and higher workers’ compensation expense reflecting an increase in the average number of claims and the severity of claims experience. As a result of the Asset-Based segment operating ratio achieved for 2022, salaries, wages, and benefits included the accrual of a 3% union profit-sharing bonus, which is the maximum amount provided in the collective bargaining agreement. The union profit-sharing bonus, which was paid to qualifying union-represented employees in February 2023, represents the fourth year in a row ABF Freight paid the bonus under the 2018 ABF NMFA, the maximum number of years allowed by the current labor contract.

The Asset-Based segment manages costs with shipment levels; however, a number of factors pressured the efficiency of DSY tasks during 2022. Shipments per DSY hour declined 4.3% for 2022, compared to 2021, primarily due to personnel inefficiencies, including training a record number of new hires, and the effect of freight profile and mix changes, which contributed to the improved revenue per shipment. While the Asset-Based segment has added employees to service the business growth, the segment had to supplement resources with increased utilization of higher-cost purchased transportation in certain locations to manage service levels during 2022.

Fuel, supplies, and expenses as a percentage of revenue increased 2.3 percentage points in 2022, for a $112.4 million increase, compared to 2021, primarily due to higher fuel costs and higher repairs and maintenance costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) increased approximately 68% during 2022, compared to 2021. More miles driven as a result of the increase in business levels from 2021 also contributed to the year-over-year increase in fuel, supplies, and expenses. The increase in repairs and maintenance costs reflects the impact of an increasing city fleet age due, in part, to delays in receiving new revenue equipment, combined with higher market-driven costs to repair and maintain revenue equipment units.

Rents and purchased transportation as a percentage of revenue increased 0.4 percentage points in 2022, compared to 2021, primarily due to higher rates and increased utilization of local delivery agents and linehaul purchased transportation necessary to serve the needs of our customers. The year-over-year increase in purchased transportation costs was also impacted by higher fuel surcharges related to these services due to higher fuel costs. Rail miles decreased approximately 2% in 2022, compared to 2021, driven by the focused reduction of rail usage during the fourth quarter of 2022 as market conditions continued to soften.

Shared services as a percentage of revenue decreased 0.8 percentage points in 2022, compared to 2021. The decrease in shared services as a percentage of revenue was influenced by the effect of higher revenues. These costs increased $18.2 million in 2022, compared to the prior year, due to the impact of higher business levels and higher expense accruals for certain performance-based incentive plans, including long-term incentive plans impacted by shareholder returns relative to peers.

Asset-Light Operations

Asset-Light Overview

The ArcBest and FleetNet reportable segments, combined, represent our Asset-Light operations. Our Asset-Light operations are a key component of our strategy to offer a single source of integrated logistics solutions, designed to satisfy customers’ complex supply chain needs and unique shipping requirements. We are focused on growing and making strategic investments in our Asset-Light operations that enhance our service offerings and strengthen our customer relationships. Our acquisition of MoLo, which was completed on November 1, 2021, demonstrates our commitment to grow our Asset-Light operations as we work to align our overall revenue mix with our customers’ transportation spend. Throughout our operations, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and adding capacity options for our customers. In recent years, we have experienced significant growth in shipment levels and revenues of our managed transportation solutions reflecting results of our strategic efforts to cross-sell our service offerings and the increasing demand for these services that include supply chain optimization. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo accelerates the growth of our company by increasing the scale of truckload brokerage services offered within our ArcBest segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo’s significant capabilities and talent to our truckload brokerage service offering allows us to better respond to the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners. Our acquisition of MoLo, including detail regarding the initial consideration payment and provision for certain additional cash consideration based on the achievement of certain targets, is discussed further in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on

Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the ArcBest and FleetNet segments and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2022, 2021, and 2020.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the ArcBest segment exclude statistical data of our managed transportation solutions transactions. Growth in managed transportation solutions has increased the number of shipments for these services to approximately 40% of the ArcBest segment’s total shipments, while the business represents approximately 15% of segment revenues for the year ended December 31, 2022. Due to the nature of our managed transportation solutions which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the ArcBest segment exclude managed transportation services transactions.

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

Asset-Light Results

For the year ended December 31, 2022 and 2021, the combined revenues of our Asset-Light operations totaled $2.5 billion and $1.6 billion, respectively, accounting for approximately 45% and 38% of our total revenues before other revenues and intercompany eliminations in 2022 and 2021, respectively. Our Asset-Light results for 2022, compared to 2021, reflect the acquired operations of MoLo combined with strong customer demand and higher market rates, primarily during the first half of 2022. The ArcBest segment has been impacted by market softening in the second half of 2022, which, combined with changes in business mix, led to a decline in revenue per shipment in the fourth quarter of 2022 versus the same prior-year period. Our Asset-Light combined operating income improved to $58.6 million in 2022, compared to $50.9 million in 2021, primarily reflecting revenue growth and changes in costs as described in the following paragraphs.

ArcBest Segment

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the ArcBest segment:

	Year Ended December 31
	2022	2021	2020
ArcBest Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.4%	84.4%	83.4%
Supplies and expenses	0.7	0.8	1.2
Depreciation and amortization(1)	1.0	0.9	1.3
Shared services	10.2	10.1	11.7
Gain on sale of subsidiary(2)	—	(0.5)	—
Other(3)	2.2	0.7	1.2
	97.5%	96.4%	98.8%

ArcBest Segment Operating Income	2.5%	3.6%	1.2%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	The year ended December 31, 2021, represents a gain of $6.9 million related to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021.
(3)	The year ended December 31, 2022, includes the $18.3 million increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition (see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

A comparison of key operating statistics for the ArcBest segment, as previously defined in the Asset-Light Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31
	2022	2021

Revenue per shipment	3.8%	31.0%

Shipments per day	58.3%	30.6%

ArcBest segment revenues totaled $2.1 billion and $1.3 billion in 2022 and 2021, respectively. The 64.5% increase in 2022 revenues, compared to 2021, primarily reflects the addition of business from the MoLo acquisition and improved market demand for our managed transportation services. The acquired operations of MoLo drove the 58.3% increase in shipments per day (metric excludes managed transportation shipments). Revenue per shipment increased 3.8% due to higher market prices, including higher fuel, resulting from tighter market capacity experienced in the first half of 2022. Revenue growth moderated throughout the second half of 2022, as customer shipping volumes slowed, and market conditions softened.

Third-party capacity, particularly for truckload services, has been relatively volatile in recent years. Following the negative impact of the COVID-19 pandemic on demand for transportation and logistics services during the second quarter of 2020, market pricing improvement began in the second half of 2020 and continued through the first half of 2022, due to the impact of capacity constraints in the industry. However, a softer economic environment and an increase in available truckload capacity during the second half of 2022 resulted in a year-over-year decline in market pricing and lower revenue per shipment (excluding managed transportation shipments) as compared to the last six months of 2021.

Operating income totaled $52.7 million and $46.4 million in 2022 and 2021, respectively, with the improvement primarily reflecting the increases in revenues, as previously described. Operating results for 2021 benefited from a $6.9 million gain on the sale of a subsidiary within the segment’s moving business in second quarter 2021, which improved the segment’s operating ratio for 2021 by 0.5 percentage points, compared to 2022. A $0.4 million gain related to the sale of this subsidiary was recognized upon release of the funds from escrow in second quarter 2022, benefiting operating results for 2022. Operating results for 2022 were also impacted by the increase in fair value of the contingent earnout consideration related to the MoLo acquisition, which increased the “other” line of operating expenses by $18.3 million. The segment’s operating income was also impacted by changes in operating expenses as discussed in the following paragraphs.

Purchased transportation costs as a percentage of revenue decreased by 1.0 percentage point for 2022, compared to 2021.

Changes in market capacity, economic conditions, freight mix, and the prices we charge to our customers, impact the percent of purchased transportation to revenue. During the first half of 2022, purchased transportation as a percentage of revenue benefited from higher contracted revenue rates, while costs of capacity declined. As the market continued to soften during the second half of 2022, overall customer rates decreased at a more rapid pace and resulted in an increase in purchased transportation as a percentage of revenue. Significant changes in market capacity, such as those we experienced in recent years, impact the cost of sourcing such capacity, which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. While the pricing environment remains disciplined, there can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve the spread of revenue over the cost of sourcing carrier equipment capacity.

Operating expenses for 2022 increased due to the MoLo acquisition and growth in our managed logistics solution. Additional personnel and other operating expenses associated with managing higher shipment volumes are reflected in the $86.0 million increase in shared service costs for 2022, compared to 2021. The increase in shared services was also impacted by a noncash charge for enhancements to our nonunion vacation policy, which were effective in the third quarter of 2022. As a percentage of revenue, shared service costs were relatively consistent compared to 2021, due to the corresponding revenue growth in 2022. Although the ArcBest segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

Additional amortization of acquired intangibles due to the MoLo acquisition contributed to the increase in depreciation and amortization expense for 2022, compared to 2021, although these expenses were relatively consistent as a percentage of revenue. Operating expenses reported in the “other” line increased as a percentage of revenue by 1.5 percentage points for 2022, compared to 2021, primarily due to the previously discussed increase in fair value of contingent consideration, the addition of MoLo’s operations, higher accruals for cargo claims, and an increase in office rent expense.

FleetNet Segment

FleetNet revenues totaled $343.1 million and $254.1 million in 2022 and 2021, respectively. The 35.0% increase in revenues in 2022, compared to 2021, was driven by increases in revenue per event and higher event volumes for roadside and preventative maintenance services. The increase in service event volume was driven by increased business levels from new and existing customers. Roadside service event growth was also impacted by a higher number of events from customers who experienced an increase in e-commerce business and the effect of multiple severe weather events during the first quarter of 2022.

FleetNet’s operating income was $5.8 million and $4.5 million in 2022 and 2021, respectively. The increase in FleetNet’s operating income for 2022, compared to 2021, is primarily due to revenue growth. The operating income improvement was partially offset by higher operating expenses, as headcount and the associated wages and benefits expenses have increased due to growth in events and emphasis on customer service. Labor costs were also impacted by a noncash charge in the third quarter of 2022 for enhancements to our nonunion vacation policy.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light businesses, because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, and gain on the sale of a subsidiary, which are significant expenses or gains resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2022	2021	2020

ArcBest Segment
Operating Income(1)	$52,725	$46,397	$9,655
Depreciation and amortization(2)	20,730	11,387	9,714
Change in fair value of contingent consideration(3)	18,300	—	—
Gain on sale of subsidiary(4)	(402)	(6,923)	—
Adjusted EBITDA	$91,353	$50,861	$19,369

FleetNet Segment
Operating Income(1)	$5,825	$4,544	$3,367
Depreciation and amortization(2)	1,880	1,661	1,622
Adjusted EBITDA	$7,705	$6,205	$4,989

Total Asset-Light
Operating Income(1)	$58,550	$50,941	$13,022
Depreciation and amortization(2)	22,610	13,048	11,336
Change in fair value of contingent consideration(3)	18,300	—	—
Gain on sale of subsidiary(4)	(402)	(6,923)	—
Adjusted EBITDA	$99,058	$57,066	$24,358
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. For the ArcBest segment, amortization of acquired intangibles totaled $12.9 million, $5.3 million, and $3.7 million for 2022, 2021, and 2020, respectively, and is expected to total approximately $13.0 million for 2023.
(3)	Represents the increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	Gain relates to the sale of the labor services portion of the ArcBest segment's moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow. The calculation of Asset-Light Adjusted EBITDA was updated from the prior-year presentation to adjust for the gain on sale of subsidiary, consistent with management’s exclusion of this item when analyzing the core operating performance of our Asset-Light operations.

Current Economic Conditions

Economic conditions continue to be challenged by record inflation levels; rising interest rates; supply chain volatility; labor shortages; geopolitical conflicts, including the war in Ukraine; and, in certain areas, the COVID-19 pandemic. In an effort to curb the 40-year high inflation rate, the U.S. Federal Reserve implemented a tighter monetary policy, sharply increasing interest rates since March 2022. The U.S. Federal Reserve’s monetary policy will likely continue to tighten in the near-term. Recession risk remains elevated as manufacturing and home sales began to contract at the end of 2022. Recent economic measures continue to indicate slowing economic activity, which, combined with higher operating costs and rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the second estimate released by the Bureau of Economic Analysis on February 23, 2023, the U.S. real gross domestic product increased at an annual rate of 2.7% for fourth quarter 2022. The Purchasing Managers’ Index (“PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 47.4% in January 2023, compared to 57.6% in January 2022. The January 2023 PMI marks the third consecutive month of economic contraction in the manufacturing sector following the 29-month period of growth in factory activity since the COVID-19 pandemic-related contractions in April and May 2020. The Industrial Production Index issued by the Federal Reserve decreased at an annual rate of 1.7% for fourth quarter 2022. Our business has been impacted by the economic conditions indicated by these statistics, as we experienced a softening market environment in the second half of the year which resulted in decelerating demand trends in our Asset-Based business and a slowdown in customer shipping volumes in our ArcBest segment. There can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. A softer economic environment and an increase in available truckload capacity, which we experienced during the second half of 2022, resulted in a year-over-year decline in market pricing for many of our ArcBest Asset-Light services, as compared to the last six months of 2021. There can be no assurance that we will be able to secure adequate prices from our customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our ArcBest segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

As previously discussed, inflation remains at record high levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, are pushing costs higher across a broad array of consumer goods. The consumer price index (CPI) declined 0.1% in January 2023 and has slowly been falling from the peak reached back in the second quarter of 2022. Inflation is impacted by the decline of energy prices, including petroleum products, and a moderating rise in food prices. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We purchased a small number of electric forklifts, electric yard tractors, and electric straight trucks during 2022. Electric tractors are significantly more expensive than new diesel tractors, and to comply with more stringent emissions standards, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, cause shipping delays or disrupt our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental, social and governance initiatives that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

In January 2023, we and MoLo were named as defendants in lawsuits related to an auto accident involving one of MoLo’s contract carriers, which occurred prior to our acquisition of MoLo. Although we cannot estimate a range of reasonably possible losses for this matter at this time, it is reasonably possible that such amounts could be material to our financial condition, results of operations, or cash flows. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the legal matters in which we are currently involved.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including denial of service ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cyberattacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our information technology systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A significant portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase the demand for information technology resources and our exposure to cybersecurity risks, including increased risks of phishing, an increased risk of unauthorized access to proprietary information or sensitive or confidential data, and increased risks of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers. As a component of our cyber risk management program, we periodically engage a third-party provider to assess our cyber posture and assist us in improving our security profile.

Our property and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, including certain business interruption events related to these incidents; however, losses arising from a catastrophe or significant cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic or geopolitical conflict. A significant disruption in our information technology systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyberattacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or our accounts receivable securitization program.

This Liquidity and Capital Resources section of MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, were as follows:

	Year Ended December 31
	2022	2021	2020

	(in thousands)
Cash and cash equivalents	$158,372	$76,620	$303,954
Short-term investments	167,662	48,339	65,408
Total	$326,034	$124,959	$369,362

Cash, cash equivalents, and short-term investments increased $201.1 million from December 31, 2021 to December 31, 2022 reflecting solid cashflow generated from operations. Cash provided by operating activities increased $147.3 million during 2022 to $470.8 million, compared to $323.5 million during 2021. Net income increased by $84.7 million in 2022, compared to 2021, primarily due to improved operating performance.

Changes in operating assets and liabilities, excluding income taxes, contributed $36.2 million to cash provided by operating activities during 2022, while reducing cash provided by operating activities by $17.2 million during 2021. These changes reflect a lower increase in accounts receivable and an increase in other liabilities, partially offset by a decrease in accounts payable and a lower increase in accrued expenses at December 31, 2022 versus December 31, 2021, compared to the same prior-year periods. The lower year-over-year increase in accounts receivable and the decrease in accounts payable, compared to the prior-year periods, were primarily due to a decrease in business levels in December 2022, compared to December 2021, versus an increase in business levels in December 2021, compared to December 2020. The lower increase in accrued expenses at December 31, 2022 versus December 31, 2021, compared to the same prior-year periods, was primarily related to lower year-over-year increases in liabilities for certain union and nonunion performance-based incentive plans earned for 2022, compared to 2021, and the timing of wage and vacation accruals. The increase in other liabilities at December 31, 2022 versus December 31, 2021 was primarily due to the increase in the fair value of the contingent earnout consideration recorded for the MoLo acquisition, further discussed in Other Liquidity and Balance Sheet Changes below (also see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Our capital expenditures more than doubled in 2022, compared to 2021. We funded capital expenditures, net of proceeds from asset sales, of $128.5 million in 2022, including property purchases and the renovation of properties for our Asset-Based network; financed an additional $82.4 million of revenue equipment for our Asset-Based operations; and invested $17.3 million in internally developed software. See Capital Expenditures below for annual expenditure amounts and estimates for 2023.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. Cash used to fund these promissory note payments for 2022 was $57.5 million. The obligation for notes payable recognized in our consolidated balance sheet totaled $214.6 million as of December 31, 2022, and we anticipate $72.3 million of payments related to these notes in 2023. During 2022, we repurchased 822,106 shares of our common stock under our share repurchase plan for an aggregate cost of $65.0 million, and we paid dividends on our common stock in each quarter of 2022 for an aggregate payment of $10.8 million.

Financing Arrangements

In October 2022, we amended and restated our revolving credit facility (the “Credit Facility”) under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The amendment, among other things, increased the aggregate amount of the swing line facility from $25.0 million to $40.0 million; extended the scheduled maturity date to October 7, 2027; replaced interest pricing conventions based on the London Inter-Bank Offered Rate (“LIBOR”) with interest pricing based on the Secured Overnight Financing Rate (“SOFR”); released the liens on the assets of the Company and certain subsidiaries; and released pledges of equity interests in certain subsidiaries. During 2022, we borrowed and repaid $58.0 million under the Credit Facility, and our outstanding obligation under the facility as of December 31, 2022 was $50.0 million. As of December 31, 2022, we had available borrowing capacity of $200.0 million under the initial maximum credit amount of our Credit Facility.

We amended our accounts receivable securitization program in May 2022 to, among other things, increase certain ratios, including the delinquency, default, and accounts receivable turnover ratios; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on SOFR. The program ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions. Delivering these services, which was accelerated by the November 2021 acquisition of MoLo, has resulted in an increased proportion of total revenues generated by our Asset-Light operations and, as a result, longer collection periods on our accounts receivable, as are typical for Asset-Light businesses. As of December 31, 2022, we had $40.0 million available under our accounts receivable securitization program, as reduced for our standby letters of credit issued under the program.

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

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2022, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $232.8 million, including imputed interest, for an increase of $24.7 million from December 31, 2021. Operating lease payments due within one year total $31.9 million. The scheduled maturities of our operating lease liabilities as of December 31, 2022 are disclosed in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. As of December 31, 2022, estimated projected payments, net of retiree premiums, related to postretirement health benefits total $0.7 million for the next year and $7.3 million for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $12.5 million as of December 31, 2022.

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2022. These purchase obligations totaled $100.9 million as of December 31, 2022, with $87.6 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of December 31, 2022, the amount of our purchase obligations has increased $22.1 million from December 31, 2021, primarily related to real estate projects, certain equipment, software, and technology advancements, which are included in our 2023 capital expenditure plan. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

ABF Freight has a withdrawal liability that was triggered when its multiemployer pension plan obligation with the New England Teamsters Trucking Industry Pension Fund was restructured under a transition agreement in 2018. As of December 31, 2022, payments due within one year under the withdrawal liability settlement total $1.6 million and total payments, which are due over the next 19 years, total $29.8 million. As of December 31, 2022, the outstanding withdrawal liability recognized in the consolidated balance sheet for this obligation totaled $20.1 million. ABF Freight contributes to other multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our capital expenditures for the periods indicated below:

	Year Ended December 31
	2022	2021	2020

	(in thousands)
Capital expenditures, gross including notes payable(1)	$230,648	$118,112	$105,051
Less financing from notes payable and finance lease obligations	82,425	59,700	61,803
Capital expenditures, net of notes payable and finance leases	148,223	58,412	43,248
Less proceeds from asset sales	19,691	13,815	13,348
Total capital expenditures, net	$128,532	$44,597	$29,900
(1)	Actual capital expenditures in 2022 and 2021 fell below our estimates due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by parts shortages and manufacturing disruptions. Our actions during 2020 to preserve cash and lower costs to mitigate the financial impact of the COVID-19 pandemic on our business included a reduction of our 2020 capital expenditure plan by approximately 30%, including a reduction in revenue equipment purchases of $18.0 million.

For 2023, our total capital expenditures, including amounts financed, are estimated to range from $300.0 million to $325.0 million, net of asset sales. These 2023 estimated net capital expenditures include revenue equipment purchases of $175.0 million, primarily for our Asset-Based operations, including approximately $60.0 million of previously planned 2022 equipment purchases which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2023 planned expenditures. The remainder of our 2023 expected capital expenditures includes investments in real estate and facility upgrades to support our growth plans, as well as technology investments across the enterprise and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2023 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $130.0 million in 2023. The amortization of intangible assets is estimated to be approximately $13.0 million in 2023, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the war in Ukraine and the effects of the COVID-19 pandemic in future periods, along with competitive market factors; record high inflation; rising interest rates as a result of monetary policy and volatile energy prices; and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Cash, cash equivalents, and short-term investments totaled $326.0 million at December 31, 2022. We generated $470.8 million, $323.5 million, and $206.0 million of cash flow from operating activities during 2022, 2021, and 2020, respectively. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our Credit Facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, at December 31, 2022. We believe these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility and our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the

MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available, and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo is subject to certain post-closing adjustments which were estimated at closing and provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. With the dividend declared in April 2022, our quarterly dividend rate increased $0.04 per share over our previous $0.08 per share dividend. On January 30, 2023, our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of February 14, 2023. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

During 2022, we purchased 822,106 shares of our common stock for an aggregate cost of $65.0 million and settled the remaining $25.0 million under our fixed dollar accelerated share repurchase program with the purchase of 214,763 shares in January 2022. In April 2022, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $75.0 million. As of December 31, 2022, $26.5 million remained available for repurchase under the share repurchase program (see Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Financial Instruments

In October 2022, we amended our $50.0 million notional amount interest rate swap agreement to replace LIBOR-based interest pricing conventions with interest pricing based on SOFR. This amended interest rate swap agreement initially started on June 30, 2022 and matures on October 1, 2024. The amendment effectively converts the first $50.0 million borrowed under the Credit Facility to fixed-rate debt with a fixed per annum rate of 1.55% based on the margin of our Credit Facility as of December 31, 2022.

Our interest rate swap agreement is further discussed in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2022, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $59.8 million and the increase in operating lease liabilities, including current portion, of $62.5 million from December 31, 2021 to December 31, 2022, were primarily due to new leases and lease renewals during 2022, including the new MoLo office lease in third quarter 2022.

Accrued Expenses

Accrued expenses increased $36.0 million from December 31, 2021 to December 31, 2022, primarily due to increases in accruals for certain performance-based incentive plans, including the union profit-sharing bonus and long-term nonunion incentive plans impacted by shareholder returns relative to peers; higher workers’ compensation reserves, due to an increase in claims activity and higher average claims cost; and higher accruals for vacation, due to timing and enhancements to our nonunion vacation policy.

Long-term Debt

The $39.1 million increase in long-term debt, including current portion, from December 31, 2021 to December 31, 2022, is primarily due to equipment financed of $82.4 million and proceeds from other notes payable of $14.2 million, net of payments on notes payable of $57.5 million.

Other Long-term Liabilities

Other long-term liabilities increased $19.2 million from December 31, 2021 to December 31, 2022, primarily due to an $18.3 million increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition during 2022. The liability for contingent consideration recorded for the MoLo acquisition, as previously described within the Other Liquidity section above, is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income.

INCOME TAXES

This Income Taxes section of MD&A generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our effective tax rate was 24.1% and 23.0% of pre-tax income for 2022 and 2021, respectively. The rates for 2022 and 2021 were impacted by state income taxes, the effect of changes in the cash surrender value of life insurance, non-deductible expenses, adjustments to valuation allowances on deferred taxes, federal research and development and employment tax credits, and the settlement of share-based payment awards. The settlement of share-based awards resulted in tax benefits of $6.9 million and $6.1 million in 2022 and 2021, respectively. The difference between our effective rate and the federal statutory rate for 2022 was also impacted by the extended alternative fuel tax credit that previously expired on December 31, 2020. As a result, we recognized alternative fuel tax credits of $2.4 million for 2022 and 2021 during 2022. The 2021 rate was also impacted by life insurance proceeds and an increase in an uncertain tax position.

For 2022, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits recognized in the income statement upon settlement of share-based payment awards, caused our full year 2022 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

We had net deferred tax liabilities after valuation allowances of $54.9 million and $59.4 million at December 31, 2022 and 2021, respectively. Valuation allowances for deferred tax assets totaled $1.7 million and $2.2 million at December 31, 2022 and 2021, respectively. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $1.0 million and $0.8 million at December 31, 2022 and 2021, respectively. At December 31, 2022, we had gross state net operating loss carryforwards of $9.9 million. These state net operating loss carryforwards were reserved by valuation allowances of $0.4 million, and there were additional valuation allowances of $0.2 million related to state research and development tax credits and less than $0.1 million related to state interest expense carryforwards at December 31, 2022. Due to taxable income, there is no need for a valuation allowance on federal net operating loss carryforwards at December 31, 2022. The need for additional valuation allowances is continually monitored by management.

At December 31, 2022 and 2021, there was a reserve for uncertain tax positions of $0.9 million related to credits taken on federal returns.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the year ended December 31, 2022, financial reporting income exceeded taxable income, and for the year ended December 31, 2021, taxable income exceeded financial reporting income.

We made $148.7 million of federal, state, and foreign tax payments during the year ended December 31, 2022, and received refunds of $42.3 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2023 due primarily to the effect of 80% bonus depreciation on qualified depreciable assets in 2023 as allowed under the Tax Reform Act of

1986 (the “Tax Reform Act”), as amended. However, in the event we were to become unprofitable, net operating loss carrybacks allowed under the provisions of the Tax Reform Act could be limited in certain circumstances.

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

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. We estimate these amounts based on the expected discounts earned by customers, and revenue is recognized using these estimates. Revenue adjustments may also occur due to rating or other billing adjustments. We estimate revenue adjustments based on historical information, and revenue is recognized accordingly at the time of shipment. We believe that actual amounts will not vary significantly from estimates of variable consideration.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services, but we remain primarily responsible for fulfilling delivery to the customer and maintain discretion in setting the price for the services. Purchased transportation expense is recognized as incurred.

For our FleetNet segment, service fee revenue is recognized upon response to the service event, and repair revenue is recognized upon completion of the service by third-party vendors. Revenue and expense from repair and maintenance services performed by third-party vendors are reported on a gross basis as FleetNet controls the services prior to transfer to the customer and remains primarily responsible to the customer for completion of the services.

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

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will determine the fair value of the assets and will recognize an impairment loss if the fair value of the assets is less than the recorded value. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our expedite and dedicated operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

Contingent Consideration

We record the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration. The fair value of the contingent earnout consideration liability for the MoLo acquisition was determined with the assistance of an independent third-party valuation firm who utilized a Monte Carlo simulation with Level 3 inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 14.0% and 9.0% as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the fair value of the outstanding contingent earnout consideration of $112.0 million related to the acquisition of MoLo was recorded in other long-term liabilities. A-100-basis point decrease in the discount rate would increase the liability by $3.0 million.

The liability for contingent earnout consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. We recognized $18.3 million in expenses related to fair value changes in the liability of contingent earnout consideration for the year ended December 31, 2022. Inputs that could impact the measurement of contingent earnout consideration include revised projections of earnings before interest, taxes, depreciation and amortization; changes in the discount rate due to changes in market interest rates, equity valuations and other factors; changes in volatility factors based on equity market conditions; and other relevant factors.

Impairment of Goodwill and Intangible Assets

Our consolidated goodwill balance of $305.4 million at December 31, 2022 is primarily related to acquisitions in the ArcBest segment, including goodwill totaling $219.0 million related to the November 2021 MoLo acquisition. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances was performed as of October 1, 2022. The evaluation includes an analysis of qualitative factors to determine if it is more likely than not the fair value of the reporting unit is less than its carrying value. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is performed and compared to the carrying value to determine if the reporting unit is impaired and to measure impairment loss, if any. For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

Our assessment of the qualitative factors as of October 1, 2022 determined it was not more likely than not that the fair values of the reporting units were less than the carrying value. Key qualitative considerations included the operating performance of the reporting units compared to prior periods and prior year forecast, macroeconomic conditions, industry considerations and the market capitalization of the Company.

Our indefinite-lived intangible assets, which include the Panther Premium Logistics trade name, totaled $32.3 million as of December 31, 2022. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We assessed impairment of the indefinite-lived intangible asset qualitatively as of October 1, 2022 and determined no indicators of impairment were present.

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

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2022 and 2021, our self-insurance limits are effectively $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty or general liability loss. For third-party casualty claims occurring subsequent to November 1, 2022, our self-insured limits are $2.0 million for each auto accident or loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $122.8 million and $109.5 million at December 31, 2022 and 2021, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2022 expense for workers’ compensation and third-party casualty claims by approximately $5.7 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities. Further discussion of risks can be found in Item 1A (Risk Factors) included in Part I of this Annual Report on Form 10-K.

Interest Rate Risk

We have exposures to changes in interest rates as follows:

Cash, cash equivalents, and short-term investments. At December 31, 2022 and 2021, cash, cash equivalents, and short-term investments totaled $326.0 million and $125.0 million, respectively. Substantially all cash equivalents were in demand accounts with financial institutions. Our short-term investments were principally composed of certificates of deposit and U.S. government securities. Although the fair values of these instruments can fluctuate, we believe that the short-term, liquid nature of these instruments and our ability to hold these instruments to maturity reduces our risk for potential material losses.

Debt. Our debt portfolio includes notes payable to finance the purchase of certain revenue equipment, other equipment, and software with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings, if any, under our Credit Facility and accounts receivable securitization program are at a variable interest rate and expose us to the risk of increasing interest rates. We currently have an interest rate swap agreement, which mitigates the risk of interest changes on our outstanding Credit Facility borrowings. The interest rate swap effectively converts $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of our Credit Facility as of December 31, 2022. Amounts borrowed under our Credit Facility in excess of the $50.0 million notional amount, if any, are exposed to changes in market interest rates as defined by the Credit Agreement. Our Credit Facility, accounts receivable securitization program, interest rate swap agreement, and notes payable are further described in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Market Risks

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $23.0 million and $26.9 million at December 31, 2022 and 2021, respectively. A 10% change in market value of these investments would have a $2.3 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2022 and 2021.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 4% and 5% of total consolidated revenues for 2022 and 2021, respectively. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements, and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Insurance reserves

Description of the Matter

At December 31, 2022, the Company’s aggregate insurance reserves accrual was $122.8 million, which is related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self- insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts (recognized at the time of the incident based on the nature and severity of the claim) plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed with the assistance of a third-party actuarial specialist.

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
Tulsa, Oklahoma
February 24, 2023

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2022	2021

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,372	$76,620
Short-term investments	167,662	48,339
Accounts receivable, less allowances (2022 – $14,172; 2021 – $13,226)	580,515	582,344
Other accounts receivable, less allowances (2022 – $713; 2021 – $690)	11,867	13,094
Prepaid expenses	40,240	40,104
Prepaid and refundable income taxes	19,239	9,654
Other	11,888	5,898
TOTAL CURRENT ASSETS	989,783	776,053
PROPERTY, PLANT AND EQUIPMENT
Land and structures	406,620	350,694
Revenue equipment	1,038,832	980,283
Service, office, and other equipment	302,891	251,085
Software	180,929	175,989
Leasehold improvements	23,466	16,931
	1,952,738	1,774,982
Less allowances for depreciation and amortization	1,142,218	1,079,061
PROPERTY, PLANT AND EQUIPMENT, net	810,520	695,921
GOODWILL	305,382	300,337
INTANGIBLE ASSETS, net	113,796	126,580
OPERATING RIGHT-OF-USE ASSETS	166,515	106,686
DEFERRED INCOME TAXES	6,342	5,470
OTHER LONG-TERM ASSETS	101,948	101,629
TOTAL ASSETS	$2,494,286	$2,112,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$317,541	$311,401
Income taxes payable	16,630	12,087
Accrued expenses	341,822	305,851
Current portion of long-term debt	66,252	50,615
Current portion of operating lease liabilities	26,225	22,740
TOTAL CURRENT LIABILITIES	768,470	702,694
LONG-TERM DEBT, less current portion	198,371	174,917
OPERATING LEASE LIABILITIES, less current portion	147,828	88,835
POSTRETIREMENT LIABILITIES, less current portion	12,196	16,733
OTHER LONG-TERM LIABILITIES	154,745	135,537
DEFERRED INCOME TAXES	61,275	64,893
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2022: 29,758,716 shares, 2021: 29,359,597 shares	298	294
Additional paid-in capital	339,582	318,033
Retained earnings	1,088,693	801,314
Treasury stock, at cost, 2022: 5,529,383 shares; 2021: 4,492,514 shares	(284,275)	(194,273)
Accumulated other comprehensive income	7,103	3,699
TOTAL STOCKHOLDERS’ EQUITY	1,151,401	929,067
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,494,286	$2,112,676

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2022	2021	2020

	(in thousands, except share and per share data)
REVENUES	$5,324,052	$3,980,067	$2,940,163

OPERATING EXPENSES	4,924,783	3,699,081	2,841,885

OPERATING INCOME	399,269	280,986	98,278

OTHER INCOME (COSTS)
Interest and dividend income	3,957	1,275	3,616
Interest and other related financing costs	(7,701)	(8,904)	(11,697)
Other, net	(2,370)	3,797	2,299
	(6,114)	(3,832)	(5,782)

INCOME BEFORE INCOME TAXES	393,155	277,154	92,496

INCOME TAX PROVISION	94,946	63,633	21,396

NET INCOME	$298,209	$213,521	$71,100

EARNINGS PER COMMON SHARE
Basic	$12.13	$8.38	$2.80
Diluted	$11.69	$7.98	$2.69

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,585,205	25,471,939	25,410,232
Diluted	25,504,508	26,772,126	26,422,523

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2022	2021	2020

	(in thousands)
NET INCOME	$298,209	$213,521	$71,100

OTHER COMPREHENSIVE INCOME, net of tax

Postretirement benefit plans:
Net actuarial gain, net of tax of: (2022 – $1,144; 2021 – $451; 2020 – $513)	3,298	1,300	1,480
Pension settlement expense, net of tax of: (2020 – $23)	—	—	66
Amortization of unrecognized net periodic benefit credit, net of tax of: (2022 – $195; 2021 – $139; 2020 – $152)
Net actuarial gain	(562)	(400)	(437)
Prior service credit	—	—	(1)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2022 – $812; 2021 – $534; 2020 – $277)	2,295	1,507	(782)
Change in foreign currency translation, net of tax of: (2022 – $576; 2021 – $36; 2020 – $232)	(1,627)	102	661

OTHER COMPREHENSIVE INCOME, net of tax	3,404	2,509	987

TOTAL COMPREHENSIVE INCOME	$301,613	$216,030	$72,087

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(in thousands)
Balance at December 31, 2019	28,811	$288	$333,943	$533,187	3,405	$(104,578)	$203	$763,043
Adjustments to beginning retained earnings for adoption of accounting standards				(198)				(198)
Balance at January 1, 2020	28,811	288	333,943	532,989	3,405	(104,578)	203	762,845
Net income				71,100				71,100
Other comprehensive income, net of tax							987	987
Issuance of common stock under share-based compensation plans	234	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(2,065)					(2,065)
Share-based compensation expense			10,478					10,478
Purchase of treasury stock					252	(6,595)		(6,595)
Dividends declared on common stock				(8,157)				(8,157)
Balance at December 31, 2020	29,045	290	342,354	595,932	3,657	(111,173)	1,190	828,593
Net income				213,521				213,521
Other comprehensive income, net of tax							2,509	2,509
Issuance of common stock under share-based compensation plans	315	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(10,743)					(10,743)
Share-based compensation expense			11,426					11,426
Purchase of treasury stock					836	(83,100)		(83,100)
Forward contract for accelerated share repurchase			(25,000)					(25,000)
Dividends declared on common stock				(8,139)				(8,139)
Balance at December 31, 2021	29,360	294	318,033	801,314	4,493	(194,273)	3,699	929,067
Net income				298,209				298,209
Other comprehensive income, net of tax							3,404	3,404
Issuance of common stock under share-based compensation plans	399	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(16,222)					(16,222)
Share-based compensation expense			12,775					12,775
Purchase of treasury stock					822	(65,002)		(65,002)
Forward contract for accelerated share repurchase			25,000		214	(25,000)		—
Dividends declared on common stock				(10,830)				(10,830)
Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2022	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$298,209	$213,521	$71,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,119	118,864	114,379
Amortization of intangibles	12,920	5,357	4,012
Pension settlement expense	—	—	89
Share-based compensation expense	12,775	11,426	10,478
Provision for losses on accounts receivable	6,955	1,466	4,327
Change in deferred income taxes	(6,250)	(7,589)	7,715
Gain on sale of property and equipment	(11,650)	(8,520)	(2,376)
Gain on sale of subsidiary	(402)	(6,923)	—
Changes in operating assets and liabilities:
Receivables	(10,349)	(122,782)	(38,129)
Prepaid expenses	(410)	(1,482)	(7,966)
Other assets	(2,941)	354	2,646
Income taxes	(5,041)	13,136	(1,712)
Operating right-of-use assets and lease liabilities, net	2,952	623	756
Accounts payable, accrued expenses, and other liabilities	46,932	106,064	40,670
NET CASH PROVIDED BY OPERATING ACTIVITIES	470,819	323,515	205,989

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(148,223)	(58,412)	(43,248)
Proceeds from sale of property and equipment	19,691	13,815	13,348
Business acquisition, net of cash acquired	2,279	(239,380)	—
Proceeds from sale of subsidiary	475	9,013	—
Purchases of short-term investments	(182,352)	(56,011)	(165,133)
Proceeds from sale of short-term investments	64,329	73,182	216,735
Purchase of long-term investments	—	(25,350)	—
Capitalization of internally developed software	(17,282)	(20,061)	(14,241)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(261,083)	(303,204)	7,461

FINANCING ACTIVITIES
Borrowings under credit facilities	58,000	50,000	180,000
Borrowings under accounts receivable securitization program	—	—	45,000
Proceeds from notes payable	14,206	3,523	—
Payments on long-term debt	(115,540)	(171,915)	(326,098)
Net change in book overdrafts	8,356	(1,957)	6,510
Deferred financing costs	(952)	(314)	—
Payment of common stock dividends	(10,830)	(8,139)	(8,157)
Purchases of treasury stock	(65,002)	(83,100)	(6,595)
Forward contract for accelerated share repurchase	—	(25,000)	—
Payments for tax withheld on share-based compensation	(16,222)	(10,743)	(2,065)
NET CASH USED IN FINANCING ACTIVITIES	(127,984)	(247,645)	(111,405)

NET INCREASE IN CASH AND CASH EQUIVALENTS	81,752	(227,334)	102,045
Cash and cash equivalents at beginning of period	76,620	303,954	201,909
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,372	$76,620	$303,954

NONCASH INVESTING ACTIVITIES
Equipment financed	$82,425	$59,700	$61,803
Accruals for equipment received	$4,337	$1,704	$1,667
Lease liabilities arising from obtaining right-of-use assets	$87,294	$14,671	$67,819

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet customers’ supply chain needs. The Company’s operations are conducted through its three reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); ArcBest, the Company’s asset-light logistics operation, including MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries; and FleetNet. References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 55% of the Company’s 2022 total revenues before other revenues and intercompany eliminations. As of December 2022, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023.

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

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its cash, cash equivalents, and short-term investments, which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 3% of its revenues in 2022, 2021, or 2020 or more than 7% of its accounts receivable balance at December 31, 2022 and 2021. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Receivable Allowances: The Company maintains allowances for credit losses and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $9.4 million and $8.8 million at December 31, 2022 and 2021, respectively. During 2022, the allowance for credit losses increased $6.9 million and was reduced $6.3 million by write-offs, net of recoveries.

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following useful lives: structures – primarily 15 to 60 years; revenue equipment – 3 to 22 years; and other equipment – 2 to 16 years. The Company utilizes tractors and trailers in its operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

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

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right of use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at the lesser of its carrying amount or fair value and recognize an impairment loss, if any, in operating income. At December 31, 2022 and 2021, management was not aware of events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $0.8 million and $0.6 million are reported within other noncurrent assets as of December 31, 2022 and 2021, respectively.

Business Combinations: The Company uses the acquisition method of accounting for business combinations, which generally requires that the assets acquired, and liabilities assumed be recorded at their respective fair values at the date of acquisition. The excess, if any of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree over the fair value of the identifiable net assets acquired are recorded as goodwill. The acquisition date fair value of acquired assets and liabilities are subject to revision during the remeasurement period if information becomes available that warrants further adjustments (see Note D). Changes to the acquisition date fair value prior to the remeasurement period are recorded as adjustments to goodwill. Acquisition-related expenses are expensed as incurred.

Contingent Consideration: The Company records the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent earnout consideration liability is determined using a Monte Carlo simulation with Level 3 inputs including volatility factors, projected earnings before interest, taxes, depreciation, and amortization, and the discount rate. The fair value of outstanding contingent earnout consideration is recorded in other long-term liabilities (see Note D). The liability for contingent earnout consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company performs its annual assessment of goodwill impairment as of October 1 (see Note E). The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is prepared to measure the amount of goodwill impairment, if any.

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

Long-Term Investments: The Company’s long-term investments are recorded in other long-term assets and represent equity investments in private entities without readily determinable fair values. The investments are recorded using the measurement alternative in which the Company’s equity interests are recorded at cost and are adjusted for any impairments or for observable price changes identified in orderly transactions of similar investments of the same issuers. As of December 31, 2022 and 2021, the carrying amount of these investments totaled $25.0 million.

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $31.0 million and $22.6 million at December 31, 2022 and 2021, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Loss Contingencies: The Company is involved in various legal actions arising in the ordinary course of business. In assessing loss contingencies, the Company uses significant judgments and assumptions to estimate the likelihood of loss or the incurrence of a liability, and to reasonably estimate the amount of loss. The Company records a liability and expense for loss contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s legal matters are discussed in Note O.

Long-Term Debt: Long-term debt consists of borrowings outstanding under the Company’s revolving credit facility (the “Credit Facility”) under our Fourth Amended and Restated Credit Agreement (“Credit Agreement”) and accounts receivable securitization program; notes payable for the financing of revenue equipment, other equipment, and software; and finance lease obligations. The Company’s long-term debt and financing arrangements are further described in Note H.

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

Supplemental Benefit and Postretirement Health Benefit Plans: The Company recognizes the funded status of the supplemental benefit plan (the “SBP”) and postretirement health benefit plan in the consolidated balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. The benefit obligations of the SBP and postretirement health benefit plan represent the funded status, as these plans do not have plan assets. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment which created the prior service credit. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The Company has not incurred service cost under the SBP since the accrual of benefits under the plan was frozen on December 31, 2009, however, the Company incurs service cost under the postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (credit) of the SBP (including pension settlement expense), and the postretirement health benefit plan are reported within the other line item of other income (costs).

The expense and liability related to the postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding the discount rate, expected retirement age, mortality, employee turnover, and future increases in health care costs. The discount rates used to discount the SBP and postretirement health benefit plan obligations are determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. The assumptions used directly impact the net periodic benefit cost (credit) for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost (credit) in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost (credit).

The Company uses December 31 as the measurement date for the SBP and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, and the Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Pension settlement expense for the SBP is presented in Note J.

Revenue Recognition: Revenues are recognized when or as control of the promised services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue adjustments occur due to rating or other billing adjustments. The Company also estimates revenue adjustments based on historical information and current trends, and revenue is recognized accordingly.

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

Accelerated Share Repurchase: On November 2, 2021, the Company entered into a fixed dollar accelerated share repurchase program (“ASR”) with a third-party financial institution to repurchase the Company’s common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under the ASR, the Company paid $100.0 million and received an initial delivery of 709,287 shares valued at $75.0 million based on the closing price of the Company’s common stock on November 2, 2021. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share on the effective date of the ASR. The remaining balance of $25.0 million, funded in November 2021, was recorded as a forward equity contract indexed to the Company’s common stock and classified within stockholders’ equity as additional paid-in capital as of December 31, 2021. The balance of the forward equity contract was settled in January 2022 with the delivery of 214,763 shares. The total amount of shares repurchased under the forward equity contract was based on the daily volume-weighted average share price of the Company’s common stock during the term of the ASR, less a negotiated discount. The ASR met all of the applicable criteria for equity classification and, as a result, was not accounted for as a derivative instrument.

Earnings Per Share: Basic earnings per share is calculated by dividing net income by the daily weighted number of shares of the Company’s common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method. Under this method, the denominator used in calculating diluted earnings per share includes the impact of unvested restricted equity awards.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant, adjusted for the present value of dividends which are not payable with respect to unvested restricted stock units (“RSUs”). The RSUs generally vest over a specified time beginning on the grant date. RSUs granted in 2022 follow a three-year ratable vesting schedule with one-third of the grants vesting each year. RSUs awarded in 2021 vest at the end of a three-year period following the date of grant. RSUs awarded in 2018 through 2020 vest at the end of a four-year period following the date of grant and RSUs awarded prior to 2018 vest at the end of a five-year period following the date of the grant. Awards granted to non-employee directors typically vest at the end of a one-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares in settlement of the RSU award. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

Share-based awards are amortized to compensation expense on a straight-line basis over the vesting period of awards or over the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company recognizes forfeitures as they occur, and the income tax effects of awards are recognized in the statement of operations when awards vest or are settled.

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

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	December 31	December 31
	2022	2021

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$137,355	$72,790
Variable rate demand notes(1)(2)	9,285	230
Money market funds(3)	11,732	3,600
Total cash and cash equivalents	$158,372	$76,620

Short-term investments
Certificates of deposit(1)	$88,851	$48,339
U.S. Treasury securities(4)	78,811	—
Total short-term investments	$167,662	$48,339
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured, or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2022 and 2021, cash, cash equivalents, and short-term investments totaling $99.4 million and $42.6 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2022		2021

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	214,623	207,778	175,530	175,937
New England Pension Fund withdrawal liability(3)	20,100	18,911	20,769	23,521
	$284,723	$276,689	$246,299	$249,458
(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on London Inter-Bank Offered Rate (“LIBOR”), plus a margin, for the year ended December 31, 2021 through October 7, 2022, and effective October 7, 2022, Secured Overnight Financing Rate (“SOFR”), plus a margin, is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.3% and 3.1% at December 31, 2022 and 2021, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of December 31, 2022, the outstanding withdrawal liability totaled $20.1 million, of which $0.7 million and $19.4 million were recorded in accrued expenses and other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$11,732	$11,732	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,982	3,982	—	—
Interest rate swap(3)	3,526	—	3,526	—
	$19,240	$15,714	$3,526	$—
Liabilities:
Contingent consideration(4)	112,000	—	—	112,000
	$112,000	$—	$—	$112,000

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$3,600	$3,600	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,848	3,848	—	—
Interest rate swap(3)	874	—	874	—
	$8,322	$7,448	$874	$—
Liabilities:
Interest rate swap(3)	$455	$—	$455	$—
Contingent consideration(4)	93,700	—	—	93,700
	$94,155	$—	$455	$93,700

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets or other long-term liabilities. The fair values of the interest rate swaps were determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2022 and 2021, and considers the interest rate swap valuations in Level 2 of the fair value hierarchy.
(4)	Included in other long-term liabilities, based on when expected payouts become due. The estimated fair value of contingent consideration for the earnout agreement related to the November 2021 acquisition of MoLo was determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 14.0% and 9.0% as of December 2022 and 2021, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balances at December 31, 2021	$93,700
Change in fair value included in operating income	18,300
Balances at December 31, 2022	$112,000

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets remeasured on a nonrecurring basis at December 31, 2022 or 2021.

NOTE D – ACQUISITION

On November 1, 2021 (the “acquisition date”), the Company acquired MoLo, a Chicago-based truckload freight brokerage company, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated September 29, 2021. Net cash consideration related to the transaction totaled $237.1 million, adjusted for certain post-closing adjustments. The Company funded the initial purchase price with cash on hand and subsequently received $2.3 million from escrow related to certain post-closing adjustments during the year ended December 31, 2022, which is reported in the accompanying consolidated statements of cash flows as business acquisition, net of cash acquired. The Merger Agreement provides for certain additional cash consideration to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. See Note C for change in fair value of the contingent earnout consideration.

The following table represents the components of the total purchase consideration for the acquisition of MoLo. The Company recorded the estimated fair value of the contingent earnout consideration at the acquisition date as a part of the purchase price consideration for the acquisition (see Note B).

Purchase
Consideration
(in thousands)
Net cash consideration, including post-closing adjustments	$237,101
Contingent consideration	93,700
Total purchase consideration	$330,801

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

Purchase
Allocation
(in thousands)
Accounts receivable	$131,378
Prepaid expenses	468
Property and equipment	1,533
Operating lease right-of-use assets	844
Intangible assets	76,900
Other assets	170
Total identifiable assets acquired	211,293

Accounts payable	94,053
Accrued expenses and other current liabilities	4,470
Operating lease liabilities	983
Total liabilities	99,506

Total identifiable net assets	111,787
Goodwill	219,014
Net assets acquired	$330,801

The MoLo acquisition has been accounted for as a business combination using the acquisition method of accounting (see Note B). The total purchase consideration to acquire MoLo has been allocated to the assets acquired and liabilities assumed as of November 1, 2021, with the excess purchase price recorded as goodwill. During the measurement period, the net working capital decreased based on the actual versus estimated fair value of net working capital as of the transaction date. These measurement period adjustments resulted in a $5.0 million increase in goodwill related to the MoLo acquisition. See Note E for further discussion of acquired goodwill and intangible assets.

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

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable operating segment consisted of the following:

	Total	ArcBest	FleetNet

	(in thousands)
Balances at December 31, 2020	$88,320	$87,690	$630
Goodwill acquired(1)	213,969	213,969	—
Goodwill divested(2)	(1,952)	(1,952)	—
Balances at December 31, 2021	$300,337	$299,707	$630
Purchase accounting adjustments(3)	5,045	5,045	—
Balances at December 31, 2022	$305,382	$304,752	$630

Accumulated impairment at December 31, 2022 and 2021	$(20,000)	$(20,000)	$—
(1)	Goodwill acquired relates to the acquisition of MoLo (see Note D).
(2)	Goodwill divested due to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021 was determined based on the relative fair value of the business sold to the total fair value of the reporting unit.
(3)	As noted in Note D, purchase accounting adjustments related to the MoLo acquisition represent adjustments to the acquired balance of working capital, and goodwill related to the November 1, 2021 acquisition of MoLo.

The Company performs the annual impairment evaluation of the goodwill balance of its reporting units, each October 1. As of October 1, 2022, the Company’s assessment of qualitative factors, including performance of the reporting units compared to prior periods, macroeconomic factors, industry considerations, and the Company’s market capitalization, led to a conclusion that goodwill was not impaired. As of October 1, 2022 and 2021, the annual impairment evaluation determined there was no impairment of the goodwill balance.

Intangible assets consisted of the following as of December 31:

		2022			2021
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$100,321	$43,627	$56,694	$100,321	$35,072	$65,249
Other	8	30,471	5,669	24,802	30,335	1,304	29,031
	11	130,792	49,296	81,496	130,656	36,376	94,280
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$163,092	$49,296	$113,796	$162,956	$36,376	$126,580

The annual impairment evaluation of indefinite-lived intangible assets was performed as of October 1, 2022 and 2021, and it was determined that there was no impairment of the recorded balances.

As of December 31, 2022, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
2023	$12,826
2024	12,793
2025	12,778
2026	8,671
2027	7,247
Thereafter	27,181
Total amortization	$81,496

NOTE F – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2022	2021	2020

	(in thousands)
Current provision:
Federal	$80,378	$56,451	$10,001
State	19,949	14,430	3,267
Foreign	869	341	413
	101,196	71,222	13,681

Deferred provision (benefit):
Federal	(5,477)	(6,098)	5,948
State	(753)	(1,554)	1,789
Foreign	(20)	63	(22)
	(6,250)	(7,589)	7,715
Total provision for income taxes	$94,946	$63,633	$21,396

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2022	2021	2020

	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets(1)	$4,186	$1,451	$4,975
Amortization of intangibles	(2,973)	(536)	183
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(3,713)	(3,294)	(182)
Revenue recognition	13	(1,445)	(1,481)
Allowance for credit losses	(391)	156	(652)
Nonunion pension and other retirement plans	(4)	(3)	957
Multiemployer pension fund withdrawal	172	164	157
Federal and state net operating loss carryforwards utilized (generated)	899	(300)	(259)
State depreciation adjustments	(915)	598	343
Share-based compensation	749	(984)	(195)
Valuation allowance increase (decrease)	(489)	911	617
Other accrued expenses	(3,104)	(4,097)	1,663
Prepaid expenses	(18)	(788)	1,207
Operating lease right-of-use assets/liabilities – net	(651)	(228)	(13)
Other	(11)	806	395
Deferred tax provision (benefit)	$(6,250)	$(7,589)	$7,715
(1)	The Tax Cuts and Jobs Act, enacted in December 2017, allowed first year bonus depreciation at 100% for assets placed into service between September 27, 2017 and January 1, 2023. Due to a decrease in the purchase of assets eligible for 100% depreciation, the deferred tax expense related to the tax depreciation expense in excess of book depreciation decreased over the two-year period from 2020 through 2021 but increased in 2022.

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2022	2021

	(in thousands)
Deferred tax assets:
Accrued expenses	$53,997	$47,683
Operating lease right-of-use liabilities	46,056	30,590
Supplemental pension liabilities	81	97
Multiemployer pension fund withdrawal	5,063	5,247
Postretirement liabilities other than pensions	3,137	4,441
Share-based compensation	5,794	6,755
Federal and state net operating loss carryovers	753	1,652
Receivable allowances	3,052	2,778
Other	417	266
Total deferred tax assets	118,350	99,509
Valuation allowance	(1,707)	(2,196)
Total deferred tax assets, net of valuation allowance	116,643	97,313

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	117,586	114,999
Operating lease right-of-use assets	44,170	29,403
Intangibles	4,396	6,966
Prepaid expenses	5,424	5,368
Total deferred tax liabilities	171,576	156,736
Net deferred tax liabilities	$(54,933)	$(59,423)

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2022	2021	2020

	(in thousands, except percentages)
Income tax provision at the statutory federal rate of 21.0%	$82,562	$58,202	$19,424
Federal income tax effects of:
State income taxes	(4,031)	(2,704)	(1,062)
Nondeductible expenses	5,607	3,596	1,395
Life insurance proceeds and changes in cash surrender value	575	(866)	(488)
Alternative fuel credit	(2,449)	—	(1,261)
Net increase (decrease) in valuation allowances	(464)	887	617
Net increase (decrease) in uncertain tax positions	—	854	(933)
Settlement of share-based compensation	(6,852)	(6,140)	420
Foreign tax credits generated	(849)	(404)	(391)
Federal research and development tax credits	278	(2,044)	(2,078)
Other	524	(1,028)	306
Federal income tax provision	74,901	50,353	15,949
State income tax provision	19,196	12,876	5,056
Foreign income tax provision	849	404	391
Total provision for income taxes	$94,946	$63,633	$21,396
Effective tax rate	24.1%	23.0%	23.1%

Income taxes paid, excluding income tax refunds, totaled $148.7 million, $77.5 million, and $28.6 million in 2022, 2021, and 2020, respectively. Income tax refunds totaled $42.3 million, $19.4 million, and $13.3 million in 2022, 2021, and 2020, respectively.

Under Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year. The 2022 and 2021 tax rates reflect a tax benefit of 2.1% and 2.8%, respectively, and the 2020 tax rate reflects tax expense of 0.5%, for settlement of stock awards. The tax benefit of dividends on share-based payment awards was less than $0.1 million for each of the years 2022, 2021, and 2020.

At December 31, 2022, the Company had gross federal net operating loss carryforwards of $0.8 million. Due to taxable income, there is no need for a valuation allowance on these amounts at December 31, 2022 or 2021, and the related valuation allowance of $0.1 million was removed at December 31, 2021. At December 31, 2022, the Company had total gross state net operating losses of $9.9 million. Gross state net operating losses of $1.0 million are from the acquisition of Panther and relate to periods ending on or prior to June 15, 2012. State carryforward periods for the remaining Panther net operating losses vary from 10 to 15 years. Gross state net operating losses of $7.3 million are for subsidiaries that have had taxable losses for three or more prior tax years or have other nexus issues that reduce the likelihood of the utilization of the losses. These net operating loss carryforwards have been fully reserved with valuation allowances of $0.4 million and $1.1 million at December 31, 2022 and 2021, respectively. Additional valuation allowances of $0.2 million related to state research and development tax credits were reserved at December 31, 2022 and 2021, and less than $0.1 million related to state interest expense carryforwards was reserved at December 31, 2022 and 2021.

As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes will be paid at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $1.0 million and $0.8 million at December 31, 2022 and 2021, respectively.

Consolidated federal income tax returns filed for tax years through 2018 are closed by the applicable statute of limitations. The Company is not under examination by any federal or foreign taxing authorities at December 31, 2022. The Company is under examination by one state taxing authority at December 31, 2022.

At December 31, 2022 and 2021, there was a reserve for uncertain tax positions of $0.9 million related to credits taken on federal returns.

For 2022, 2021, and 2020, interest paid or accrued related to foreign and state income taxes was immaterial.

NOTE G – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the ArcBest segment operations, and certain other office equipment. Current operating leases have remaining terms of less than 11.3 years, some of which include one or more options to renew, with renewal option terms up to five years. There are no available termination options as of December 31, 2022. The right-of-use assets and lease liabilities as of December 31, 2022 and 2021, do not assume the option to early terminate any of the Company’s leases, and all renewal options that have been exercised or are reasonably certain to be exercised as of December 31, 2022 and 2021, are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in the consumer price index, rent payments that are based on usage, and other lease related payments which are subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The components of operating lease expense were as follows:

	Year Ended December 31
	2022	2021	2020

	(in thousands)
Operating lease expense	$31,790	$26,552	$24,559
Variable lease expense	4,188	4,128	3,152
Sublease income	(391)	(626)	(398)
Total operating lease expense(1)	$35,587	$30,054	$27,313
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Year Ended December 31
	2022	2021	2020

	(in thousands, except share and per share data)
Noncash change in operating right-of-use assets	$27,465	$24,023	$21,184
Change in operating lease liabilities	(24,513)	(23,400)	(20,428)
Operating right-of-use-assets and lease liabilities, net	$2,952	$623	$756

Cash paid for amounts included in the measurement of operating lease liabilities	$(28,830)	$(25,909)	$(23,810)

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2022
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$166,515	$165,822	$693

Operating lease liabilities (current)	$26,225	$25,824	$401
Operating lease liabilities (long-term)	147,828	147,534	294
Total operating lease liabilities	$174,053	$173,358	$695

Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	3.58%

	December 31, 2021
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$106,686	$106,394	$292

Operating lease liabilities (current)	$22,740	$22,477	$263
Operating lease liabilities (long-term)	88,835	88,810	25
Total operating lease liabilities	$111,575	$111,287	$288

Weighted-average remaining lease term (in years)	6.9
Weighted-average discount rate	2.88%

Maturities of operating lease liabilities at December 31, 2022 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
2023	$31,868	$31,446	$422
2024	30,762	30,464	298
2025	26,889	26,889	—
2026	24,442	24,442	—
2027	19,349	19,349	—
Thereafter	67,474	67,474	—
Total lease payments	200,784	200,064	720
Less imputed interest	(26,731)	(26,706)	(25)
Total	$174,053	$173,358	$695

(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2022, of $32.0 million which will be paid over approximately 10 years.

NOTE H – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	December 31	December 31
	2022	2021

	(in thousands)
Credit Facility (interest rate of 5.5%(1) at December 31, 2022)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.3% at December 31, 2022)	214,623	175,530
Finance lease obligations	—	2
	264,623	225,532
Less current portion	66,252	50,615
Long-term debt, less current portion	$198,371	$174,917
(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% and 3.12% based on the margin of the Credit Facility as of December 31, 2022 and 2021, respectively.

Scheduled maturities of long-term debt obligations as of December 31, 2022 were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
2023	$75,381	$3,045	$72,336
2024	67,456	2,008	65,448
2025	93,653	50,000	43,653
2026	31,798	—	31,798
2027	15,773	—	15,773
Thereafter	186	—	186
Total payments	284,247	55,053	229,194
Less amounts representing interest	19,624	5,053	14,571
Long-term debt	$264,623	$50,000	$214,623
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable or held under finance leases at December 31 were included in property, plant and equipment as follows:

	December 31	December 31
	2022	2021

	(in thousands)
Revenue equipment	$294,700	$241,892
Service, office, and other equipment	41,522	29,773
Total assets securing notes payable or held under finance leases	336,222	271,665
Less accumulated depreciation and amortization(1)	119,244	88,696
Net assets securing notes payable or held under finance leases	$216,978	$182,969
(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 3.0% at December 31, 2022. The Company paid interest of $7.1 million, $8.7 million, and $11.3 million in 2022, 2021, and 2020, respectively, net of capitalized interest which totaled $0.3 million, $0.5 million, and $0.3 million for 2022, 2021, and 2020, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended and restated in October 2022. The amendment, among other things, increased the aggregate amount of the swing line facility from $25.0 million to $40.0 million, extended the scheduled maturity date from October 1, 2024 to October 7, 2027, replaced LIBOR-based interest pricing conventions with interest pricing based on the SOFR, released the liens on the assets of the Company and certain subsidiaries, and released pledges of equity interests in certain subsidiaries. As a result of the amendment, the Credit Facility is now an unsecured facility. However, the indebtedness under the Credit Agreement and certain other obligations owed to lenders or their affiliates are cross-guaranteed by the Company and certain subsidiaries.

The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. The Company borrowed and repaid $58.0 million under the Credit Facility during 2022. As of December 31, 2022, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread ranging from 0.125% to 1.00%, and SOFR adjustment of 0.10% per annum; or (ii) the Adjusted Term SOFR Screen Rate (as defined in the Credit Agreement) plus a spread ranging from 1.125% to 2.00%. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2022.

Interest Rate Swaps

The Company has a $50.0 million notional amount interest rate swap agreement, which started on June 30, 2022 and will end on October 1, 2024. The interest rate swap agreement was amended in October 2022 to replace LIBOR-based interest pricing conventions with interest pricing based on the SOFR. Under the amended interest rate swap agreement, the Company will receive floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The amended interest rate swap agreement will effectively convert $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of December 31, 2022. The fair value of the interest rate swap of $3.5 million and $0.9 million was recorded in other long-term assets at December 31, 2022 and 2021, respectively. The interest rate swap continues to qualify for cash flow hedge accounting through application of expedients provided for contracts affected by reference rate reform. Remeasurement at the modification date or reassessment from the previous accounting determination was not required.

The Company also had an interest rate swap agreement with a $50.0 million notional amount which started on January 2, 2020 and matured on June 30, 2022. The fair value of the interest rate swap of $0.5 million was recorded in other long-term liabilities at December 31, 2021.

The unrealized gain or loss on the interest rate swap instruments in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at December 31, 2022 and 2021, and the change in the unrealized gain or loss on the interest rate swaps for the years ended December 31, 2022 and 2021 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2022.

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

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the amended accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at December 31, 2022.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2022, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of both December 31, 2022 and 2021, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2022 and 2021, surety bonds outstanding related to the self-insurance program totaled $62.6 million and $50.9 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the year ended December 31, 2022 and 2021, the Company entered into notes payable arrangements, primarily for revenue equipment, of $82.4 million and $59.7 million, respectively.

NOTE I – ACCRUED EXPENSES

	December 31
	2022	2021

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$133,128	$116,535
Accrued vacation pay	58,874	52,746
Accrued compensation, including retirement benefits	122,057	110,755
Taxes other than income	12,443	10,225
Other	15,320	15,590
Total accrued expenses	$341,822	$305,851

NOTE J – EMPLOYEE BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The Company has an unfunded supplemental benefit plan (the “SBP”) which was designed to supplement benefits under the Company’s legacy nonunion defined benefit pension plan (for which plan termination and liquidation was completed in 2019) for designated executive officers. The SBP was closed to new entrants, and a cap was placed on the maximum payment per participant in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the accrual of benefits for remaining participants under the SBP was frozen. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2020 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense in 2022 or 2021.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$381	$392	$16,992	$18,751
Service cost	—	—	156	192
Interest cost	7	4	441	427
Actuarial gain(1)	(50)	(15)	(4,392)	(1,736)
Benefits paid	—	—	(663)	(642)
Benefit obligations, end of year	338	381	12,534	16,992
Change in plan assets
Fair value of plan asset, beginning of year	—	—	—	—
Employer contributions	—	—	663	642
Benefits paid	—	—	(663)	(642)
Fair value of plan assets, end of year	—	—	—	—
Funded status at period end	$(338)	$(381)	$(12,534)	$(16,992)

Accumulated benefit obligation	$338	$381	$12,534	$16,992
(1)	The increases in the actuarial gain on the postretirement health benefit plan for 2022 and 2021 are primarily related to increases in the discount rate used to remeasure the plan obligation at December 31, 2022 and 2021 versus December 31, 2021 and 2020, respectively. For 2021, the increase in the actuarial gain was also impacted by lower actual healthcare premium costs than the assumed trend rates.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

Current portion of pension and postretirement liabilities	$—	$—	$(676)	$(640)
Pension and postretirement liabilities, less current portion	(338)	(381)	(11,858)	(16,352)
Liabilities recognized	$(338)	$(381)	$(12,534)	$(16,992)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2022	2021	2020	2022	2021	2020

	(in thousands)
Service cost	$—	$—	$—	$156	$192	$187
Interest cost	7	4	9	441	427	576
Amortization of prior service credit	—	—	—	—	—	(1)
Pension settlement expense	—	—	89	—	—	—
Amortization of net actuarial (gain) loss(1)	8	9	8	(765)	(548)	(597)
Net periodic benefit cost (credit)	$15	$13	$106	$(168)	$71	$165
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Supplemental
	Benefit Plan
	2022	2021	2020(1)

Pension settlement distributions	$—	$—	$2,887
Pension settlement expense, pre-tax	$—	$—	$89
Pension settlement expense per diluted share, net of taxes	$—	$—	$—
(1)	The 2020 SBP distributions include the portion of a benefit related to an officer retirement that occurred in 2019 which was delayed for six months after retirement in accordance with IRC Section 409A.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021

Unrecognized net actuarial (gain) loss	$(18)	$40	$(9,269)	$(5,642)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2022	2021	2022	2021
Discount rate	4.6%	1.8%	5.0%	2.7%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2022	2021	2020	2022	2021	2020
Discount rate	1.8%	1.1%	2.4%	2.7%	2.3%	3.1%

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2022	2021
Health care cost trend rate assumed for next year(1)	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2034	2033
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2022 and 2021 are for 2024 and 2023, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2022 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

2023	$—	$676
2024	$—	$676
2025	$—	$729
2026	$—	$734
2027	$—	$740
2028-2032	$424	$3,705

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $1.3 million and $1.5 million were recorded as of December 31, 2022 and 2021, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company that is followed by a termination of the executive. The deferred salary agreement program was closed to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Incentive Plan (see Long-Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2022 and 2021, VSP balances of $4.0 million and $3.8 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all nonunion employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the nonunion 401(k) plans totaled $9.4 million, $7.7 million, and $4.6 million for 2022, 2021, and 2020, respectively. The Company’s matching expense for 2020 was impacted by the cost reduction actions implemented in April 2020 in response to the COVID-19 pandemic, which included suspension of the employer match on the nonunion 401(k) plans for the second quarter of 2020. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $19.1 million, $16.8 million, and $12.6 million in 2022, 2021, and 2020, respectively, related to its discretionary contributions to the nonunion defined contribution 401(k) plans. Participants are fully vested in the Company’s contributions under the defined contribution 401(k) plans after three years of service.

Long-Term Incentive Compensation Plan

The Company maintains a performance-based Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2022, 2021, and 2020, $29.5 million, $28.3 million, $14.2 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $54.7 million and $57.2 million at December 31, 2022 and 2021, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for certain of the Company’s long-term nonunion benefit plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a loss of $2.7 million for 2022, and a gain of $4.1 million and $2.3 million for 2021 and 2020, respectively, associated with changes in the cash surrender value and proceeds from life insurance policies.

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Labor Management Relations Act of 1947 (the “Taft-Hartley Act”), to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the 2018 ABF NMFA and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

The multiemployer plans to which ABF Freight primarily contributes are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Pension Plans

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contributions to these plans are based generally on the time worked by ABF Freight’s contractual employees, at rates specified in the 2018 ABF NMFA, which will remain in effect through June 30, 2023. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the

Consolidated and Further Continuing Appropriations Act of 2015. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees.

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

On March 11, 2021, H.R.1319, the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) was signed into law. The American Rescue Plan Act includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2018 ABF NMFA.

On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. Certain multiemployer pension plans to which ABF Freight contributes, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), have applied for or received funds under the SFA Program which could allow them to avoid insolvency and improve their funded status. Under the American Rescue Plan Act and in accordance with regulations of the PBGC, the plans receiving funding under the SFA Program are not permitted to reduce employer contributions to their funds. The Company will continue to evaluate the impact of the assistance provided by the SFA Program on ABF Freight’s multiemployer pension plan contributions. Through the term of the 2018 ABF NMFA, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, management believes future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act.

Based on the most recent annual funding notices the Company has received, most of which are for plan year ended December 31, 2021 and prior to financial assistance from the SFA Program, approximately 56% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2022 were made to plans that are in “critical and declining status,” including the Central States Pension Plan discussed below; approximately 4% were made to plans that are in “critical status” but not “critical and declining status;” and approximately 4% were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The Central States Pension Plan is the only fund individually listed in the table which received financial assistance from the SFA Program. The severity of a plan’s underfunded status considered in the analysis of individually significant funds to be separately disclosed was prior to financial assistance from the SFA Program.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2022	2021	Implemented (c)	2022	2021	2020	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Critical and Declining	Implemented(3)	$75,306	$71,045	$68,704	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	28,051	25,861	23,633	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	14,421	13,931	13,485	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	9,838	9,553	9,885	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	Implemented(10)	4,449	4,357	4,464	No

All other plans in the aggregate					22,493	22,146	22,023
Total multiemployer pension contributions paid(11)					$154,558	$146,893	$142,194

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2022 and 2021 is for the plan’s year-end status at December 31, 2021 and 2020, respectively, and prior to financial assistance from the Pension Relief Act. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

Table Footnotes

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2021 and 2020.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2021 and 2020.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2021 – January 31, 2022 and February 1, 2020 – January 31, 2021.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan year ended January 31, 2020.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2022 and 2021.
(7)	Contributions include $1.6 million each year for 2022, 2021, and 2020, related to the multiemployer pension fund withdrawal liability. ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension

Fund was restructured under a transition agreement effective on August 1, 2018, which triggered a withdrawal liability settlement to satisfy ABF Freight’s existing potential withdrawal liability obligation to the fund. ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in second quarter 2018; partially settled the withdrawal liability through the initial lump sum cash payment of $15.1 million made in third quarter 2018; and will settle the remainder with monthly payments over a remaining period of 19 years.
(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2021 and 2020.
(9)	PPA zone status relates to plan years October 1, 2021 – September 30, 2022 and October 1, 2020 – September 30, 2021.
(10)	Adopted a rehabilitation plan effective January 1, 2009.
(11)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The 2018 ABF NMFA and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund, although certain funds have imposed contribution increases under their rehabilitation or funding improvement plans. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by changes in Asset-Based business levels. An increase in hours worked by ABF Freight’s contractual employees and additional contractual employees hired in 2022 to service higher shipment levels resulted in an increase in multiemployer pension contributions for 2022, compared to 2021.

For 2022, 2021, and 2020, approximately one half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 17.1%, and 19.5% as of January 1, 2021 and 2020, respectively. ABF Freight received a Notice of Critical and Declining Status for the Central States Pension Plan dated March 30, 2022, in which the plan’s actuary certified that, as of January 1, 2022, the plan is in critical and declining status, as defined by the Reform Act. The Central States Pension Plan was approved for assistance under the SFA Program during 2022 and received the funding in January 2023. The plan announced that the SFA Program funding will allow the Central States Pension Plan to avoid insolvency in 2025 and to reach full funding over time.

Prior to 2020, the Company received notices that a reduction of benefits was authorized by the Treasury Department for the Western Pennsylvania Teamsters and Employers Pension Fund and the New York State Teamsters Conference Pension and Retirement Fund. The Company also previously received notice that the PBGC will provide financial assistance (by paying retiree benefits not to exceed the PBGC guarantee limits) to the Road Carriers Local 707 Pension Fund, which was declared insolvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2022 were made to each of these funds. During 2020, the Company received a notice of insolvency for the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund (the “North Jersey Welfare Fund”), to which the PBGC will provide financial assistance by paying retiree benefits not to exceed the PBGC guarantee limits for insolvent multiemployer plans. Approximately 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2022, were made to the North Jersey Welfare Fund. Each of these funds was approved for and received funding from the SFA Program during 2022 or in January 2023, which could significantly improve the funded status of each of these plans.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $194.4 million, $176.2 million, and $163.8 million, for the year ended December 31, 2022, 2021, and 2020, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 4.3% primarily on both August 1, 2022 and 2021, and approximately 4.0% primarily on August 1, 2020, under the ABF Freight’s collective bargaining agreement with the IBT.

In 2022, more hours worked by ABF Freight’s contractual employees, as well as the hiring of additional contractual employees to service higher shipment levels resulted in an increase in contributions to multiemployer health and welfare plans in 2022, compared to 2021. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2022, 2021, and 2020 multiemployer health and welfare plan contributions.

NOTE K – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows at December 31:

	2022	2021	2020

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$9,287	$5,602	$4,390
Interest rate swap	3,526	419	(1,622)
Foreign currency translation	(3,247)	(1,044)	(1,182)

Total	$9,566	$4,977	$1,586

After-tax amounts:
Unrecognized net periodic benefit credit	$6,896	$4,160	$3,260
Interest rate swap	2,604	309	(1,198)
Foreign currency translation	(2,397)	(770)	(872)

Total	$7,103	$3,699	$1,190

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2020	$1,190	$3,260	$(1,198)	$(872)

Other comprehensive income before reclassifications	2,909	1,300	1,507	102
Amounts reclassified from accumulated other comprehensive income	(400)	(400)	—	—
Net current-period other comprehensive income	2,509	900	1,507	102

Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	3,966	3,298	2,295	(1,627)
Amounts reclassified from accumulated other comprehensive income	(562)	(562)	—	—
Net current-period other comprehensive income (loss)	3,404	2,736	2,295	(1,627)

Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	2022	2021

	(in thousands)
Amortization of net actuarial gain, pre-tax	$757	$539
Tax expense	(195)	(139)
Total, net of tax	$562	$400
(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost (credit) (see Note J).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2022		2021
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.08	$1,978	$0.08	$2,037
Second quarter	$0.12	$2,949	$0.08	$2,058
Third quarter	$0.12	$2,965	$0.08	$2,050
Fourth quarter	$0.12	$2,938	$0.08	$1,994

On January 30, 2023, the Company’s Board of Directors declared a dividend of $0.12 per share to stockholders of record as of February 14, 2023.

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

During 2022, the Company purchased 822,106 shares of its common stock for an aggregate cost of $65.0 million and purchased 214,763 shares to settle the remaining $25.0 million under the ASR. In April 2022, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $75.0 million. The Company had $26.5 million remaining under its share repurchase program as of December 31, 2022. Treasury shares totaled 5,529,383 and 4,492,514 as of December 31, 2022 and 2021, respectively.

NOTE L – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2022 and 2021. The Ownership Incentive Plan provides for the granting of 4.9 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2022	1,482,399	$29.25
Granted	164,739	$78.57
Vested	(601,441)	$26.08
Forfeited(1)	(22,446)	$39.74
Outstanding – December 31, 2022	1,023,251	$38.83
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2022	164,739	$78.57
2021	136,295	$86.96
2020	579,660	$19.22

The fair value of restricted stock awards that vested in 2022, 2021, and 2020 was $48.1 million, $36.4 million, and $7.8 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2022 was $16.2 million, which is expected to be recognized over a weighted-average period of approximately 1.2 years.

NOTE M – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2022	2021	2020

	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$298,209	$213,521	$71,100
Denominator:
Weighted-average shares	24,585,205	25,471,939	25,410,232
Earnings per common share	$12.13	$8.38	$2.80

Diluted
Numerator:
Net income	$298,209	$213,521	$71,100
Denominator:
Weighted-average shares	24,585,205	25,471,939	25,410,232
Effect of dilutive securities	919,303	1,300,187	1,012,291
Adjusted weighted-average shares and assumed conversions	25,504,508	26,772,126	26,422,523
Earnings per common share	$11.69	$7.98	$2.69

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

The following table reflects reportable operating segment information for the years ended December 31:

	2022	2021	2020

	(in thousands)
REVENUES
Asset-Based	$3,010,900	$2,573,773	$2,092,031
ArcBest(1)	2,139,272	1,300,626	779,115
FleetNet	343,056	254,087	205,049
Other and eliminations	(169,176)	(148,419)	(136,032)
Total consolidated revenues	$5,324,052	$3,980,067	$2,940,163
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,293,487	$1,198,253	$1,095,694
Fuel, supplies, and expenses	378,558	266,139	209,095
Operating taxes and licenses	52,290	49,461	49,300
Insurance	47,382	37,800	33,568
Communications and utilities	18,949	18,773	17,916
Depreciation and amortization	97,322	93,799	94,326
Rents and purchased transportation	441,167	364,345	250,159
Shared services	281,698	263,532	217,258
Gain on sale of property and equipment(2)	(12,468)	(8,676)	(3,309)
Innovative technology costs(3)	27,207	27,631	22,458
Other	4,175	2,009	6,701
Total Asset-Based	2,629,767	2,313,066	1,993,166
ArcBest(1)
Purchased transportation	1,784,668	1,097,332	649,933
Supplies and expenses	15,815	10,531	9,627
Depreciation and amortization(4)	20,730	11,387	9,714
Shared services	218,133	132,137	90,983
Gain on sale of subsidiary(5)	(402)	(6,923)	—
Other(6)	47,603	9,765	9,203
Total ArcBest	2,086,547	1,254,229	769,460
FleetNet	337,231	249,543	201,682
Other and eliminations	(128,762)	(117,757)	(122,423)
Total consolidated operating expenses	$4,924,783	$3,699,081	$2,841,885

OPERATING INCOME
Asset-Based	$381,133	$260,707	$98,865
ArcBest(1)	52,725	46,397	9,655
FleetNet	5,825	4,544	3,367
Other and eliminations	(40,414)	(30,662)	(13,609)
Total consolidated operating income	$399,269	$280,986	$98,278
OTHER INCOME (COSTS)
Interest and dividend income	$3,957	$1,275	$3,616
Interest and other related financing costs	(7,701)	(8,904)	(11,697)
Other, net(7)	(2,370)	3,797	2,299
Total other costs	(6,114)	(3,832)	(5,782)
INCOME BEFORE INCOME TAXES	$393,155	$277,154	$92,496
(1)	For 2022 and 2021, includes the operations of MoLo since the November 1, 2021 acquisition (see Note D).
(2)	For 2022, includes a $4.3 million noncash gain on a like-kind property exchange of a service center, with the remaining gains related primarily to sales of replaced equipment. For 2021, includes an $8.6 million gain on the sale of unutilized service center property.
(3)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(4)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(5)	Gain recognized relates to the sale of the labor services portion of the ArcBest segment’s moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.
(6)	For 2022, includes the increase in fair value of the contingent earnout consideration of $18.3 million recorded for the MoLo acquisition (see Note D).
(7)	Includes the components of net periodic benefit cost other than service cost related to the Company’s SBP and postretirement plans (see Note J) and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	2022	2021	2020

	(in thousands)
Revenues from customers
Asset-Based	$2,896,284	$2,470,529	$1,998,549
ArcBest	2,128,394	1,291,679	770,560
FleetNet	295,043	213,882	166,654
Other	4,331	3,977	4,400
Total consolidated revenues	$5,324,052	$3,980,067	$2,940,163

Intersegment revenues
Asset-Based	$114,616	$103,244	$93,482
ArcBest	10,878	8,947	8,555
FleetNet	48,013	40,205	38,395
Other and eliminations	(173,507)	(152,396)	(140,432)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$3,010,900	2,573,773	$2,092,031
ArcBest(1)	2,139,272	1,300,626	779,115
FleetNet	343,056	254,087	205,049
Other and eliminations	(169,176)	(148,419)	(136,032)
Total consolidated revenues(1)	$5,324,052	$3,980,067	$2,940,163
(1)	For 2022 and 2021, includes the operations of MoLo since the November 1, 2021 acquisition (see Note D).

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment:

	For the year ended December 31
	2022	2021	2020

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$137,117	$96,180	$85,135
ArcBest	14,372	9,565	1,258
FleetNet	1,439	1,174	675
Other and eliminations(2)(3)	77,720	11,193	17,983
	$230,648	$118,112	$105,051

	For the year ended December 31
	2022	2021	2020

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$97,322	$93,799	$94,326
ArcBest(4)	20,730	11,387	9,714
FleetNet(5)	1,880	1,661	1,622
Other and eliminations(2)	20,107	17,374	12,729
	$140,039	$124,221	$118,391
(1)	Includes assets acquired through notes payable of $79.0 million, $59.7 million, and $61.8 million in 2022, 2021, and 2020, respectively.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. For 2022, also includes the purchase of a property for $37.5 million. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $3.4 million in 2022.
(4)	Includes amortization of intangibles of $12.9 million, $5.3 million, and $3.7 million in 2022, 2021, and 2020, respectively.
(5)	Includes amortization of intangibles which totaled less than $0.1 million in both 2022 and 2021, and $0.2 million in 2020.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The Company incurred research and development costs of $40.8 million and $32.8 million for the year ended December 31, 2022 and 2021, respectively, related to innovative technology initiatives.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2022(1)	2021(1)	2020

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,755,947	$1,550,859	$1,368,588
Rents, purchased transportation, and other costs of services	2,404,701	1,570,050	974,835
Fuel, supplies, and expenses	444,776	324,380	250,221
Depreciation and amortization(2)	140,039	124,221	118,391
Other(3)	179,320	129,571	129,850
	$4,924,783	$3,699,081	$2,841,885
(1)	For 2022 and 2021, includes the operations of MoLo since the November 1, 2021 acquisition (see Note D).
(2)	Includes amortization of intangibles assets.
(3)	For 2022, includes the increase in fair value of the contingent earnout consideration of $18.3 million recorded by the ArcBest segment for the MoLo acquisition (see Note D). For 2021, includes a $6.9 million gain related to the sale of a subsidiary within the ArcBest segment and an $8.6 million gain related to the sale of an unutilized service center property within the Asset-Based segment.

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

Legal Proceedings

In January 2023, the Company and MoLo were named as defendants in lawsuits related to an auto accident which involved a MoLo contract carrier. The accident occurred prior to the Company’s acquisition of MoLo on November 1, 2021. The Company intends to vigorously defend against these lawsuits. The Company believes that a loss related to this matter is reasonably possible. The Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time; however, it is reasonably possible that such amounts could be material to the Company’s financial condition, results of operations, or cash flows. The Company will pursue recovery for its losses, if any, against all available sources, including, but not limited to, insurance and any potentially responsible third parties.

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

The Company has received notices from the Environmental Protection Agency (the “EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. The Company maintains a reserve within accrued expenses for estimated environmental cleanup costs of properties currently or previously operated by the Company. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Certain Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”). The no exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. The Company determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, the Company self-reported the matter to the EPA. An estimated settlement expense for this matter is reserved within accrued expenses in the consolidated balance sheet as of December 31, 2022 and 2021. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

February 24, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Governance of the Company,” and “Executive Officers of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2023, are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “Director Compensation” and “Executive Compensation” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2023, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “Executive Compensation” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2023, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2023, is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Proposal IV. Ratification of Appointment of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2023, is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,226	$6,955		$2,837	(a)	$8,846	(b)	$14,172
Allowance for other accounts receivable	$690	$23	(c)	$—		$—		$713
Allowance for deferred tax assets	$2,196	$—		$—		$489	(d)	$1,707

Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$7,851	$1,466		$7,788	(a)(e)	$3,879	(b)	$13,226
Allowance for other accounts receivable	$660	$30	(c)	$—		$—		$690
Allowance for deferred tax assets	$1,284	$—		$—		$(912)	(d)	$2,196

Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$5,448	$4,327		$1,887	(a)	$3,811	(b)	$7,851
Allowance for other accounts receivable	$476	$(14)	(c)	$198	(f)	$—		$660
Allowance for deferred tax assets	$668	$—		$—		$(616)	(d)	$1,284

(a)	Change in allowance due to recoveries of amounts previously written off and revenue adjustments.
(b)	Includes uncollectible accounts written off and revenue adjustments.
(c)	Charged (credited) to workers’ compensation expense.
(d)	Change in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.
(e)	Includes allowance assumed in the acquisition of MoLo Solutions, LLC. (See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K).
(f)	Charged to retained earnings as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

2.2

Consent and Amendment to the Agreement and Plan of Merger, dated October 25, 2021, by and among the Company, Simba Sub, LLC, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives. (previously filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

2.3

Second Amendment to Agreement and Plan of Merger, dated March 31, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.3 to the Company’s Quarterly Report on form 10-Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

2.4

Third Amendment to Agreement and Plan of Merger, dated May 6, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.4 to the Company’s Quarterly Report on form 10-Q, filed with the SEC on August 5, 2022, File No. 000-19969, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

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

3.4

Sixth Amended and Restated Bylaws of The Company, dated as of October 27, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022, File No. 000-19969, and incorporated herein by reference).

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

10.8#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2022 awards) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022, File No. 000-19969, and incorporated herein by reference).

10.9#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2023 awards).
10.10#

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

10.14#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2021 awards) (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.15#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2022 awards) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022, File No. 000-19969, and incorporated herein by reference).

10.16#

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.17#

ArcBest Corporation Amended and Restated 2012 Change in Control Plan. (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

10.18#*	First Amendment to the ArcBest Corporation Amended and Restated 2012 Change in Control Plan.
10.19#

Arkansas Best Corporation Supplemental Benefit Plan, Amended and Restated, effective August 1, 2009 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.20#

Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.21#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.22#

ArcBest Corporation Voluntary Savings Plan, Amended and Restated Effective as of January 1, 2017 (previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.23#

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

10.28#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.29#

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

10.32#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.33#

First Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2011, File No. 000-19969, and incorporated herein by reference).

10.34#

Second Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.35#

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

10.37#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.38#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

10.39#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

10.40

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

10.41

First Amendment to Third Amended and Restated Receivables Loan Agreement, dated as of December 2, 2021, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

10.42

Second Amendment to Third Amended and Restated Receivables Loan Agreement, dated as of May 13, 2022, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s current Report on Form 8-K, filed with the SEC on May 17, 2022, File No. 000-19969, and incorporated herein by reference).

10.43

Fourth Amended and Restated Credit Agreement, dated as of October 7, 2022, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as a LC issuer, swing line lender and Administrative Agent, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 11, 2022, File No. 000-19969, and incorporated herein by reference).

10.44

Fixed Dollar Accelerated Share Repurchase Transaction Letter Agreement, dated as of November 2, 2021 by and between Morgan Stanley & Co. LLC and ArcBest Corporation (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION

Date:	February 24, 2023	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 24, 2023
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 24, 2023
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 24, 2023
Traci L. Sowersby	and Principal Accounting Officer

/s/ Salvatore A. Abbate	Director	February 24, 2023
Salvatore A. Abbate

/s/ Eduardo F. Conrado	Director	February 24, 2023
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 24, 2023
Fredrik J. Eliasson

/s/ Michael P. Hogan	Director	February 24, 2023
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	February 24, 2023
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 24, 2023
Craig E. Philip

/s/ Steven L. Spinner	Director	February 24, 2023
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 24, 2023
Janice E. Stipp