Form 10-Q
period 2023-03-31
ARCBEST CORP /DE/
filed 2023-05-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common Stock, $0.01 par value	23,953,189 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2023	2022

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,319	$158,264
Short-term investments	162,487	167,662
Accounts receivable, less allowances (2023 – $11,585; 2022 – $13,892)	470,440	517,494
Other accounts receivable, less allowances (2023 – $721; 2022 – $713)	11,485	11,016
Prepaid expenses	41,061	39,484
Prepaid and refundable income taxes	16,351	19,239
Current assets of discontinued operations	—	64,736
Other	11,887	11,888
TOTAL CURRENT ASSETS	917,030	989,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	418,011	401,840
Revenue equipment	1,039,771	1,038,832
Service, office, and other equipment	303,698	298,234
Software	170,523	167,164
Leasehold improvements	24,693	23,466
	1,956,696	1,929,536
Less allowances for depreciation and amortization	1,151,396	1,129,366
PROPERTY, PLANT AND EQUIPMENT, net	805,300	800,170
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	110,622	113,733
OPERATING RIGHT-OF-USE ASSETS	189,610	166,515
DEFERRED INCOME TAXES	7,287	6,342
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,097
OTHER LONG-TERM ASSETS	96,991	101,893
TOTAL ASSETS	$2,431,593	$2,494,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$253,578	$269,854
Income taxes payable	19,460	16,017
Accrued expenses	278,658	338,457
Current portion of contingent consideration	43,390	—
Current portion of long-term debt	64,491	66,252
Current portion of operating lease liabilities	28,466	26,225
Current liabilities of discontinued operations	—	51,665
TOTAL CURRENT LIABILITIES	688,043	768,470
LONG-TERM DEBT, less current portion	185,961	198,371
OPERATING LEASE LIABILITIES, less current portion	170,253	147,828
POSTRETIREMENT LIABILITIES, less current portion	12,169	12,196
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	781
CONTINGENT CONSIDERATION, less current portion	83,650	112,000
OTHER LONG-TERM LIABILITIES	34,248	42,745
DEFERRED INCOME TAXES	51,410	60,494
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2023: 29,808,628 shares; 2022: 29,758,716 shares	298	298
Additional paid-in capital	340,481	339,582
Retained earnings	1,157,061	1,088,693
Treasury stock, at cost, 2023: 5,683,472 shares; 2022: 5,529,383 shares	(298,367)	(284,275)
Accumulated other comprehensive income	6,386	7,103
TOTAL STOCKHOLDERS’ EQUITY	1,205,859	1,151,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,431,593	$2,494,286

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2023	2022

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,106,094	$1,268,091

OPERATING EXPENSES	1,084,935	1,175,148

OPERATING INCOME	21,159	92,943

OTHER INCOME (COSTS)
Interest and dividend income	2,933	99
Interest and other related financing costs	(2,327)	(1,940)
Other, net	1,780	(826)
	2,386	(2,667)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,545	90,276

INCOME TAX PROVISION	4,698	22,268

NET INCOME FROM CONTINUING OPERATIONS	18,847	68,008

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	52,436	1,561

NET INCOME	$71,283	$69,569

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$0.78	$2.75
Discontinued operations	2.16	0.06
BASIC EARNINGS PER COMMON SHARE	$2.93	$2.82

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$0.75	$2.62
Discontinued operations	2.09	0.06
DILUTED EARNINGS PER COMMON SHARE	$2.84	$2.68

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,288,138	24,710,685
Diluted	25,057,726	25,911,200

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2023	2022

	(Unaudited)
	(in thousands)
NET INCOME	$71,283	$69,569

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax of: (2023 – $86; 2022 – $48)
Net actuarial gain	(247)	(141)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2023 – $161; 2022 – $517)	(452)	1,458
Change in foreign currency translation, net of tax of: (2023 – $6; 2022 – $108)	(18)	307

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(717)	1,624

TOTAL COMPREHENSIVE INCOME	$70,566	$71,193

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				71,283				71,283
Other comprehensive loss, net of tax							(717)	(717)
Issuance of common stock under share-based compensation plans	50	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,590)					(1,590)
Share-based compensation expense			2,489					2,489
Purchase of treasury stock					154	(14,092)		(14,092)
Dividends declared on common stock				(2,915)				(2,915)
Balance at March 31, 2023	29,809	$298	$340,481	$1,157,061	5,683	$(298,367)	$6,386	$1,205,859

	Three Months Ended March 31, 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				69,569				69,569
Other comprehensive income, net of tax							1,624	1,624
Issuance of common stock under share-based compensation plans	25	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,367)					(1,367)
Share-based compensation expense			2,763					2,763
Purchase of treasury stock					194	(16,506)		(16,506)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(1,978)				(1,978)
Balance at March 31, 2022	29,385	$294	$344,429	$868,905	4,901	$(235,779)	$5,323	$983,172

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2023	2022

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$71,283	$69,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,187	31,591
Amortization of intangibles	3,203	3,232
Share-based compensation expense	2,235	2,763
Provision for losses on accounts receivable	1,427	1,628
Change in deferred income taxes	(9,814)	(1,417)
Gain on sale of property and equipment	(9)	(3,002)
Pre-tax gain on sale of discontinued operations	(69,083)	—
Changes in operating assets and liabilities:
Receivables	43,977	(103,677)
Prepaid expenses	(1,464)	(2,858)
Other assets	3,874	(2,781)
Income taxes	6,221	(3,017)
Operating right-of-use assets and lease liabilities, net	1,570	14
Accounts payable, accrued expenses, and other liabilities	(64,944)	(3,298)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,663	(11,253)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(34,657)	(19,471)
Proceeds from sale of property and equipment	1,833	5,334
Proceeds from sale of discontinued operations	101,138	—
Purchases of short-term investments	(35,588)	(12,339)
Proceeds from sale of short-term investments	41,865	23,590
Capitalization of internally developed software	(3,631)	(4,510)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	70,960	(7,396)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	58,000
Payments on long-term debt	(17,649)	(32,967)
Net change in book overdrafts	(10,493)	955
Deferred financing costs	63	—
Payment of common stock dividends	(2,915)	(1,978)
Purchases of treasury stock	(14,092)	(16,506)
Payments for tax withheld on share-based compensation	(1,590)	(1,367)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46,676)	6,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,947	(12,512)
Cash and cash equivalents of continuing operations at beginning of period	158,264	76,568
Cash and cash equivalents of discontinued operations at beginning of period	108	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,319	$64,108

NONCASH INVESTING ACTIVITIES
Equipment financed	$3,478	$8,113
Accruals for equipment received	$1,453	$712
Lease liabilities arising from obtaining right-of-use assets	$30,581	$25,473

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet customers’ supply chain needs and help keep the global supply chain moving. The Company’s operations are conducted through its two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and Asset-Light, the Company’s logistics operation, including MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 61% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2023. As of March 2023, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. ABF Freight began negotiations with the IBT in late March 2023 for its new collective bargaining agreement for the period subsequent to June 30, 2023. The risks related to negotiations for the new collective bargaining agreement are further discussed in Part I, Item 1A (Risk Factors) of our 2022 Annual Report on Form 10-K.

Financial Statement Presentation

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company, for an aggregate purchase price of $101.1 million in cash, subject to certain tax and other customary adjustments. The sale of FleetNet is a strategic shift for the Company as it is exiting the fleet roadside assistance and maintenance management business; therefore, the sale is accounted for as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Related assets and liabilities associated with FleetNet are classified as discontinued operations in the consolidated balance sheets for all periods presented. The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on our discontinued operations, see Note C.

Certain reclassifications have also been made to the prior period presentation of other long-term liabilities in the consolidated balance sheets to conform to the current year presentation. Long-term portion of contingent consideration liability previously presented in other long-term liabilities has been reclassed to a separate line in the consolidated balance sheets.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K, which have not been adjusted to reflect FleetNet as discontinued operations, and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents
Cash deposits(1)(2)	$129,640	$137,247
Variable rate demand notes(1)(3)	121	9,285
Money market funds(4)	73,558	11,732
Total cash and cash equivalents	$203,319	$158,264

Short-term investments
Certificates of deposit(1)	$113,307	$88,851
U.S. Treasury securities(5)	49,180	78,811
Total short-term investments	$162,487	$167,662

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	The December 31, 2022 balance reflects the reclassification of FleetNet cash deposits to discontinued operations.
(3)	Amounts may be redeemed on a daily basis with the original issuer.
(4)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(5)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. At March 31, 2023 and December 31, 2022, cash deposits and short-term investments which were neither FDIC insured nor direct obligations of the U.S. government totaled $105.2 million and $87.6 million, respectively. The Company also holds money market funds which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2023		2022

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	200,452	194,705	214,623	207,778
New England Pension Fund withdrawal liability(3)	19,929	19,253	20,100	18,911
	$270,381	$263,958	$284,723	$276,689

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 4.9% and 5.3% at March 31, 2023 and December 31, 2022, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of March 31, 2023, the outstanding withdrawal liability totaled $19.9 million, of which $0.7 million and $19.2 million were recorded in accrued expenses and other long-term liabilities, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$73,558	$73,558	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,898	3,898	—	—
Interest rate swap(3)	2,913	—	2,913	—
	$80,369	$77,456	$2,913	$—
Liabilities:
Contingent consideration(4)	127,040	—	—	127,040
	$127,040	$—	$—	$127,040

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$11,732	$11,732	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,982	3,982	—	—
Interest rate swap(3)	3,526	—	3,526	—
	$19,240	$15,714	$3,526	$—
Liabilities:
Contingent consideration(4)	112,000	—	—	112,000
	$112,000	$—	$—	$112,000

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2023 and December 31, 2022, and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, executed in November 2021, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. The estimated fair value of contingent earnout consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 13.7% and 14.0% as of March 31, 2023 and December 31, 2022, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. As of March 31, 2023, the contingent earnout consideration totaled $127.0 million, of which $43.4 million was recorded in current liabilities based on when expected payouts become due, and the remaining portion was recorded in long-term liabilities. The increase in fair value upon the remeasurement at March 31, 2023 reflects increases in assumptions for business growth, combined with a lower discount rate versus the previous measurement period. Adjustments to the contingent earnout consideration liability are included in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balances at December 31, 2022	$112,000
Change in fair value included in operating income	15,040
Balances at March 31, 2023	$127,040

NOTE C – DISCONTINUED OPERATIONS

On February 28, 2023, the Company sold FleetNet, an indirect wholly owned subsidiary of the Company, for an aggregate cash purchase price of $101.1 million, subject to certain tax and other customary adjustments and recorded a pre-tax gain on sale of $69.1 million, or $51.4 million, net of tax. FleetNet provided roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers. The financial results of FleetNet have been accounted for as discontinued operations for all periods presented. The sale of FleetNet allows the Company to focus on growing its continuing operations, as FleetNet was no longer core to the Company’s growth initiatives.

The following table summarizes the financial results from discontinued operations:

	Three Months Ended March 31
	2023	2022

	(in thousands)
Revenues	$55,929	$66,983

Operating expenses
Gain on sale of business(1)	(69,083)	—
Other	54,623	64,998
	(14,460)	64,998

Operating income	70,389	1,985

Other income, net(2)	17	8

Income from discontinued operations before income taxes	70,406	1,993

Income tax provision	17,970	432

Income from discontinued operations, net of tax	$52,436	$1,561
(1)	Includes estimated transaction costs of $4.4 million consisting of consulting fees, professional fees, and employee-related expenses.
(2)	Includes interest expense, which is immaterial for the three months ended March 31, 2023 and 2022.

The following table summarizes the assets and liabilities from discontinued operations:

December 31, 2022
(in thousands)
Cash and cash equivalents	$108
Accounts receivable, net	63,022
Other current assets	1,606
Total current assets of discontinued operations	$64,736

Property, plant and equipment, net	10,350
Goodwill	630
Intangible assets, net	63
Other long-term assets	54
Total long-term assets of discontinued operations	$11,097

Accounts payable	47,687
Income taxes payable	613
Accrued expenses	3,365
Total current liabilities of discontinued operations	$51,665

Deferred tax liability	781
Total long-term liabilities of discontinued operations	$781

Cash flows from discontinued operations of FleetNet were as follows:

	Three Months Ended March 31
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities(1)	$762	$(749)
Net cash used in investing activities(2)	(398)	(1,062)
Net cash provided by (used in) financing activities	(472)	1,867
Net increase (decrease) in cash and cash equivalents	$(108)	$56
(1)	Includes depreciation and amortization expense of $0.4 million for the three-month periods ended March 31, 2023 and 2022. Also includes share-based compensation expense for the three months ended March 31, 2023 of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	Includes purchases of property, plant and equipment of $0.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The December 31, 2022 balance has been adjusted to reclassify the goodwill portion related to FleetNet of $0.6 million to discontinued operations. The remaining goodwill balance of $304.8 million at both March 31, 2023 and December 31, 2022, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Intangible assets consisted of the following:

		March 31, 2023			December 31, 2022(1)
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$45,040	$54,539	$99,579	$42,933	$56,646
Other	8	29,998	6,215	23,783	29,914	5,127	24,787
	11	129,577	51,255	78,322	129,493	48,060	81,433
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$161,877	$51,255	$110,622	$161,793	$48,060	$113,733
(1)	The December 31, 2022 balances reflect the reclassification of intangibles of FleetNet to discontinued operations.

The future amortization for intangible assets as of March 31, 2023, was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2023	$9,586
2024	12,778
2025	12,778
2026	8,671
2027	7,247
Thereafter	27,262
Total amortization	$78,322

NOTE E – INCOME TAXES

The Company’s total effective tax rate was 24.1% and 24.6% for the three months ended March 31, 2023 and 2022, respectively, including discontinued operations which are further discussed in Note C. The effective tax rate from continuing operations was 20.0% and 24.7% for the three months ended March 31, 2023 and 2022, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three months ended March 31, 2023 and 2022, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, the federal research and development tax credit, changes in tax valuation allowances, and the tax benefit from the vesting of stock awards. The Company’s effective tax rate for the three months ended March 31, 2023, was also impacted by the reinstatement of the federal alternative fuel tax credit.

As of March 31, 2023, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2023, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.7 million at both March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023, the Company paid federal, state, and foreign income taxes of $27.7 million and received refunds of $1.6 million of federal and state income taxes that were paid in prior years. For the three months ended March 31, 2022, the Company paid federal and state income taxes of $27.2 million and received refunds of less than $0.1 million that were paid in prior years.

Income tax expense reflected in discontinued operations is $18.0 million, or an effective tax rate of 25.5%, for the three months ended March 31, 2023, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, and $0.4 million, or an effective tax rate of 21.7%, for the three months ended March 31, 2022.

NOTE F – LEASES

The Company leases, under finance and operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain revenue equipment used in the Asset-Light segment operations, and certain other office equipment.

The components of operating lease expense were as follows:

	Three Months Ended March 31
	2023	2022

	(in thousands)
Operating lease expense	$9,166	$7,083
Variable lease expense	1,540	976
Sublease income	(114)	(161)
Total operating lease expense(1)	$10,592	$7,898
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Three Months Ended March 31
	2023	2022

	(in thousands)
Noncash change in operating right-of-use assets	$7,485	$6,171
Change in operating lease liabilities	(5,915)	(6,157)
Operating right-of-use-assets and lease liabilities, net	$1,570	$14

Cash paid for amounts included in the measurement of operating lease liabilities	$(7,596)	$(7,071)

Maturities of operating lease liabilities at March 31, 2023, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2023	$26,455	$26,161	$294
2024	35,844	35,527	317
2025	32,060	32,037	23
2026	29,118	29,118	—
2027	22,883	22,883	—
Thereafter	87,528	87,528	—
Total lease payments	233,888	233,254	634
Less imputed interest	(35,169)	(35,147)	(22)
Total	$198,719	$198,107	$612
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of March 31, 2023, totaling $32.0 million which will be paid over approximately 10 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, notes payable and finance lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	March 31	December 31
	2023	2022

	(in thousands)
Credit Facility (interest rate of 6.0%(1) at March 31, 2023)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.4% at March 31, 2023)	200,452	214,623
	250,452	264,623
Less current portion	64,491	66,252
Long-term debt, less current portion	$185,961	$198,371

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of both March 31, 2023 and December 31, 2022.

Scheduled maturities of long-term debt obligations as of March 31, 2023, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$73,256	$2,981	$70,275
Due after one year through two years	113,166	51,217	61,949
Due after two years through three years	40,882	—	40,882
Due after three years through four years	29,413	—	29,413
Due after four years through five years	11,261	—	11,261
Total payments	267,978	54,198	213,780
Less amounts representing interest	17,526	4,198	13,328
Long-term debt	$250,452	$50,000	$200,452
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable or held under finance leases were included in property, plant and equipment as follows:

	March 31	December 31
	2023	2022

	(in thousands)
Revenue equipment	$305,925	$294,700
Service, office, and other equipment	39,121	41,522
Total assets securing notes payable or held under finance leases	345,046	336,222
Less accumulated depreciation and amortization(1)	130,896	119,244
Net assets securing notes payable or held under finance leases	$214,150	$216,978

(1)	Amortization of assets held under finance leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

As of March 31, 2023, the Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of up to $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of March 31, 2023, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2023.

Interest Rate Swaps

The Company has an interest rate swap agreement with a $50.0 million notional amount, which will end on October 1, 2024. The Company received floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The interest rate swap agreement effectively converted $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of March 31, 2023. The fair value of the interest rate swap of $2.9 million and $3.5 million was recorded in other long-term assets at March 31, 2023 and December 31, 2022, respectively.

The unrealized gain or loss on the interest rate swap instruments in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at March 31, 2023 and December 31, 2022, and the change in the unrealized gain or loss on the interest rate swaps for the three months ended March 31, 2023 and 2022 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swaps are subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at March 31, 2023.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2023.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2023, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2023, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2023, surety bonds outstanding related to the self-insurance program totaled $64.9 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $3.5 million for revenue equipment during the three months ended March 31, 2023.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31	December 31
	2023	2022

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$8,954	$9,287
Interest rate swap	2,913	3,526
Foreign currency translation	(3,271)	(3,247)

Total	$8,596	$9,566

After-tax amounts:
Unrecognized net periodic benefit credit	$6,649	$6,896
Interest rate swap	2,152	2,604
Foreign currency translation	(2,415)	(2,397)

Total	$6,386	$7,103

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2023 and 2022:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive loss before reclassifications	(470)	—	(452)	(18)
Amounts reclassified from accumulated other comprehensive income	(247)	(247)	—	—
Net current-period other comprehensive loss	(717)	(247)	(452)	(18)

Balances at March 31, 2023	$6,386	$6,649	$2,152	$(2,415)

Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income before reclassifications	1,765	—	1,458	307
Amounts reclassified from accumulated other comprehensive income	(141)	(141)	—	—
Net current-period other comprehensive income (loss)	1,624	(141)	1,458	307

Balances at March 31, 2022	$5,323	$4,019	$1,767	$(463)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit(1)(2)
	Three Months Ended March 31
	2023	2022

	(in thousands)
Amortization of net actuarial gain, pre-tax	$333	$189
Tax expense	(86)	(48)
Total, net of tax	$247	$141

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2023		2022
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,915	$0.08	$1,978

On April 26, 2023, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 10, 2023.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2022, the Company had $26.5 million available for repurchases of its common stock in total under the share repurchase program. In February 2023, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million. In March 2023, the Company entered into a 10b5-1 agreement allowing for stock repurchases during our closed trading window extending from March 16, 2023 to May 2, 2023.

During the three months ended March 31, 2023, the Company repurchased 154,089 shares for an aggregate cost of $14.1 million. The Company had $110.9 million remaining under its share repurchase program as of March 31, 2023. During April 2023, the Company settled repurchases of 171,967 shares for an aggregate cost of $15.9 million pursuant to the 10b5-1 agreement under the Company’s share repurchase program, leaving $95.0 million available under the program as of April 28, 2023.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31
	2023	2022

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$18,847	$68,008
Net income from discontinued operations	52,436	1,561
Net income	$71,283	$69,569
Denominator:
Weighted-average shares	24,288,138	24,710,685

Basic earnings per common share
Continuing operations	$0.78	$2.75
Discontinued operations	2.16	0.06
Total basic earnings per common share(1)	$2.93	$2.82

Diluted
Numerator:
Net income from continuing operations	$18,847	$68,008
Net income from discontinued operations	52,436	1,561
Net income	$71,283	$69,569
Denominator:
Weighted-average shares	24,288,138	24,710,685
Effect of dilutive securities	769,588	1,200,515
Adjusted weighted-average shares and assumed conversions	25,057,726	25,911,200

Diluted earnings per common share
Continuing operations	$0.75	$2.62
Discontinued operations	2.09	0.06
Total diluted earnings per common share(1)	$2.84	$2.68

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary and reportable operating segment of the Company. Following the sale, FleetNet is reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation.

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage and shipment levels and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. In recent periods, including the three months ended March 31, 2023 and 2022, the Company’s operations have not been as heavily impacted by seasonal fluctuations.

Inclement weather conditions can adversely affect freight shipments and operating costs of the Asset-Based and Asset-Light segments. Shipments may decline during winter months because of post-holiday slowdowns; however, expedite shipments can be subject to short-term increases depending on the impact of weather or other disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Asset-Light segment, but disruptive events can result in higher demand for expedite services. Moving services of the Asset-Light segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of adverse external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years.

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to certain consumer household goods self-move services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in ground truckload, expedite, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

The Company’s other business activities and operations that are not reportable segments include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reportable segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable operating segments is before intersegment eliminations of revenues and expenses.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.”

Included in unallocated costs are expenses related to investor relations, legal, the Company’s Board of Directors, and certain technology investments. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics such as estimated shipment levels or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended March 31
	2023	2022

	(in thousands)
REVENUES FROM CONTINUING OPERATIONS
Asset-Based	$697,817	$705,311
Asset-Light	438,092	595,284
Other and eliminations	(29,815)	(32,504)
Total consolidated revenues	$1,106,094	$1,268,091

OPERATING EXPENSES FROM CONTINUING OPERATIONS
Asset-Based
Salaries, wages, and benefits	$335,605	$313,497
Fuel, supplies, and expenses	94,288	84,831
Operating taxes and licenses	13,979	12,493
Insurance	13,273	10,431
Communications and utilities	5,304	4,687
Depreciation and amortization	24,911	24,305
Rents and purchased transportation	90,744	102,985
Shared services	64,613	67,150
Gain on sale of property and equipment	(51)	(2,695)
Innovative technology costs(1)	6,068	6,960
Other	1,612	633
Total Asset-Based	650,346	625,277

Asset-Light
Purchased transportation	370,163	508,380
Supplies and expenses	4,072	3,266
Depreciation and amortization(2)	5,068	5,180
Shared services	51,429	50,197
Contingent consideration(3)	15,040	810
Other	6,411	6,335
Total Asset-Light	452,183	574,168

Other and eliminations	(17,594)	(24,297)
Total consolidated operating expenses	$1,084,935	$1,175,148

OPERATING INCOME FROM CONTINUING OPERATIONS
Asset-Based	$47,471	$80,034
Asset-Light	(14,091)	21,116
Other and eliminations	(12,221)	(8,207)
Total consolidated operating income	$21,159	$92,943
OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$2,933	$99
Interest and other related financing costs	(2,327)	(1,940)
Other, net(4)	1,780	(826)
Total other income (costs)	2,386	(2,667)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$23,545	$90,276
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight.
(2)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(3)	Represents the increase in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(4)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement plans and proceeds and changes in cash surrender value of life insurance policies.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended March 31
	2023	2022

	(in thousands)
Revenues from customers
Asset-Based	$669,220	$675,518
Asset-Light	436,033	591,722
Other	841	851
Total consolidated revenues	$1,106,094	$1,268,091

Intersegment revenues
Asset-Based	$28,597	$29,793
Asset-Light	2,059	3,562
Other and eliminations	(30,656)	(33,355)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$697,817	$705,311
Asset-Light	438,092	595,284
Other and eliminations	(29,815)	(32,504)
Total consolidated revenues	$1,106,094	$1,268,091

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended March 31
	2023	2022

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$436,982	$414,905
Rents, purchased transportation, and other costs of services	429,605	577,849
Fuel, supplies, and expenses	122,618	110,359
Depreciation and amortization(1)	35,010	34,396
Contingent consideration(2)	15,040	810
Other	45,680	36,829
	$1,084,935	$1,175,148
(1)	Includes amortization of intangible assets.
(2)	Represents the increase in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

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

The Company has received notices from the Environmental Protection Agency (the “EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. The Company maintains a reserve within accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

On March 20, 2023, ABF Freight entered into a consent decree with the EPA (the “Consent Decree”) and, as a result, will pay a civil penalty of $0.5 million, including interest to resolve alleged compliance issues under the federal Clean Water Act (the “CWA”).   By the date of the Consent Decree, the Asset-Based service center facilities were in general compliance with the stormwater laws and have ensured compliance with applicable stormwater permits under the CWA. As a result of the Consent Decree, ABF Freight will internally develop an environmental stormwater management strategy, including the delineation of roles and responsibilities for stormwater compliance; develop procedures for tracking the permit process, including comprehensive employee training; implement standard operating procedures; ensure contractor awareness of stormwater laws; and track facility-specific corrective actions. The settlement expense for this matter was reserved within accrued expenses as of March 31, 2023 and December 31, 2022.

Other Events

During February 2023, the Company received a Notice of Intent to Assess from a state regarding an ongoing sales and use tax audit for the trailing time period of December 1, 2018 to March 31, 2021. This is in addition to the February 2021 Notice of Assessment from that state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of the February 2021 assessment and filed an appeal in May 2021. The Company intends to appeal the potential February 2023 assessment on the same legal basis as the prior Notice of Assessment. The Company has previously accrued an amount related to this assessment consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages our technology and a full suite of shipping and logistics solutions to meet our customers’ supply chain needs and help keep the global supply chain moving. Our operations are conducted through two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and Asset-Light, including MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics®, and certain other subsidiaries. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q, are primarily to the Company and its subsidiaries on a consolidated basis.

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary of the Company, for an aggregate purchase price of $101.1 million in cash paid at closing, subject to certain tax and other customary adjustments. Following the sale, FleetNet is reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on our discontinued operations, see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. Our 2022 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended March 31
	2023	2022

	(in thousands, except per share data)
REVENUES
Asset-Based	$697,817	$705,311
Asset-Light	438,092	595,284
Other and eliminations	(29,815)	(32,504)
Total consolidated revenues from continuing operations	$1,106,094	$1,268,091

OPERATING INCOME
Asset-Based	$47,471	$80,034
Asset-Light	(14,091)	21,116
Other and eliminations	(12,221)	(8,207)
Total consolidated operating income from continuing operations	$21,159	$92,943

NET INCOME FROM CONTINUING OPERATIONS	$18,847	$68,008

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX(1)	52,436	1,561

NET INCOME	$71,283	$69,569

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$0.75	$2.62
Discontinued operations(1)	2.09	0.06
Total diluted earnings per common share	$2.84	$2.68
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. Includes the net gain on sale of FleetNet of $51.4 million (after-tax) or $2.05 diluted earnings per share for the three months ended March 31, 2023. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.

Our consolidated revenues, which totaled $1,106.1 million for the three months ended March 31, 2023, decreased 12.8%, compared to the same prior-year period. The revenue decline is primarily attributable to lower market rates for shipping and logistics services in a softened economic environment with more available truckload capacity, compared to the prior-year period. The year-over-year decrease in consolidated revenues for the three months ended March 31, 2023, reflect decreases in our Asset-Based and Asset-Light revenues of 1.1% and 26.4%, respectively. The decreased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three months ended March 31, 2023, compared to the same period of 2022, includes the impact of decreased intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a decrease in billed revenue per hundredweight, including fuel surcharges, of 3.9% for the three months ended March 31, 2023, due to the softened economic environment, compared to the same period of 2022, partially offset by a 2.7% per-day increase in tonnage. Asset-Based daily shipments increased 7.9%, while weight per shipment decreased 4.8%, for the three months ended March 31, 2023, compared to the same prior-year period, reflecting changes in business mix. The decrease in revenues of our Asset-Light segment for the three months ended March 31, 2023, compared to the same prior-year period, reflects a 30.5% decrease in revenue per shipment, associated with an increase in available truckload capacity and repricing on contract customer accounts which resulted in lower rates due to softer market conditions, partially offset by a 1.0% increase in shipments per day. The Asset-Light operating segment generated approximately 39% and 46% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2023 and 2022, respectively.

Consolidated operating income totaled $21.2 million for the three months ended March 31, 2023, compared to $92.9 million for the same period of 2022. In addition to the results of our operating segments (further described within the Asset-Based Segment Results and the Asset-Light Segment Results sections of MD&A), the year-over-year comparison of consolidated operating income was impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated and Asset-Based segment results for the three months ended March 31, 2023 and 2022. Our freight handling pilot test program at ABF Freight, which is discussed in the Asset-Based Segment Results section, utilizes Vaux™ – the innovative suite of hardware and software we launched to customers in March 2023 that modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. In addition, certain costs related to our customer offering of Vaux and other initiatives to optimize our performance through technological innovation, including costs related to our investment in human-centered remote operation software, are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by a total of $12.5 million (pre-tax), or $9.5 million (after-tax) and $0.38 per diluted share, for first quarter 2023, compared to $9.7 million (pre-tax), or $7.3 million (after-tax) and $0.28 per diluted share, for first quarter 2022.

The liability for contingent earnout consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent earnout consideration reduced consolidated results by $15.0 million (pre-tax), or $11.3 million (after-tax) and $0.45 per diluted share, in first quarter 2023, compared to $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share, for first quarter 2022.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $1.5 million, or $0.06 per diluted share, for the three months ended March 31, 2023, compared to a decrease in net income of $0.8 million, or $0.03 per diluted share, for the same prior-year period. The vesting of restricted stock units resulted in a tax benefit of $1.1 million, or $0.04 per diluted share, for the three months ended March 31, 2023, compared to a tax benefit of $0.9 million, or $0.03 per diluted share, for the same period of 2022.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment and changes in the fair value of contingent earnout consideration, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended March 31
	2023	2022

	(in thousands)
Net income from continuing operations	$18,847	$68,008
Interest and other related financing costs	2,327	1,940
Income tax provision	4,698	22,268
Depreciation and amortization(1)	35,010	34,396
Amortization of share-based compensation	2,182	2,701
Change in fair value of contingent consideration(2)	15,040	810
Consolidated Adjusted EBITDA from continuing operations	$78,104	$130,123
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates one of North America’s largest less-than-truckload (“LTL”) networks providing freight transportation services. Our customers trust the LTL solutions that ABF Freight has provided for 100 years and rely on us to solve their transportation challenges. We are strategically investing in our Asset-Based operations to utilize technology to improve freight handling processes and provide better experiences for our customers.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three months ended March 31, 2023 and 2022.

The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2022 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

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

As of March 2023, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2023. Under the 2018 ABF NMFA, the contractual wage and benefits costs, including the ratification bonuses and vacation restoration, are estimated to increase approximately 2.0% on a compounded annual basis through the end of the agreement. Under its current labor agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. Profit-sharing bonuses based on the Asset-Based segment’s annual operating ratios for any full calendar year under the contract represent an additional increase in costs under the 2018 ABF NMFA. The terms of the 2018 ABF NMFA allowed the Asset-Based segment to provide some of the best wages and benefits in the industry to our employees.

ABF Freight began negotiations with the IBT in late March 2023 for its new collective bargaining agreement for the period subsequent to June 30, 2023. The negotiation of terms of the collective bargaining agreement is a complex process, and there can be no assurance regarding the terms of the new agreement and the related impact on ABF Freight’s operations and its wages and benefit cost structure for the new contract period. The risks related to negotiations for the new collective bargaining agreement are further discussed in Part I, Item 1A (Risk Factors) of our 2022 Annual Report on Form 10-K.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended March 31
	2023	2022
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	48.1%	44.5%
Fuel, supplies, and expenses	13.5	12.0
Operating taxes and licenses	2.0	1.8
Insurance	1.9	1.5
Communications and utilities	0.8	0.7
Depreciation and amortization	3.6	3.4
Rents and purchased transportation	13.0	14.6
Shared services	9.2	9.5
Gain on sale of property and equipment	—	(0.4)
Innovative technology costs(1)	0.9	1.0
Other	0.2	0.1
	93.2%	88.7%

Asset-Based Operating Income	6.8%	11.3%
(1)	Represents costs associated with the Vaux freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended March 31
	2023	2022	% Change
Workdays(1)	64.0	63.5
Billed revenue per hundredweight, including fuel surcharges	$41.99	$43.70	(3.9)%
Pounds	1,683,037,145	1,625,459,081	3.5%
Pounds per day	26,297,455	25,597,781	2.7%
Shipments per day	20,856	19,326	7.9%
Shipments per DSY hour	0.431	0.434	(0.7)%
Pounds per shipment	1,261	1,325	(4.8)%
Pounds per mile	19.42	19.18	1.3%
Average length of haul (miles)	1,096	1,079	1.6%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2023, totaled $697.8 million, compared to $705.3 million for the same period of 2022. The decrease in revenues, compared the prior year period, primarily reflects the softened economic environment and our response to market conditions, which included changes in the Asset-Based business mix. This change in mix, which focused on optimizing business levels through our dynamic pricing option for transactional LTL shipments, has resulted in an increase in shipments per day of 7.9% for the three months ended March 31, 2023, compared to the same period of 2022, despite the economic slowdown. While shipment volumes have increased, billed revenue (as described in the Asset-Based Segment Overview) decreased 1.3% on a per-day basis for the three months ended March 31, 2023, compared to the same period of 2022, primarily reflecting a 3.9% decrease in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 2.7% increase in tonnage per day. The number of workdays was greater by half of a day in the first quarter of 2023, versus the first quarter of 2022.

The 3.9% decrease in total billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2023, compared to the same period of 2022, was negatively impacted by the softened pricing environment and the effect of heavier-weighted dynamic-priced LTL shipments being a higher proportion of business than core or published LTL-rated business during the three months ended March 31, 2023. The percentage decrease in billed revenue per hundredweight on LTL-rated freight was in the low-single digits for the three months ended March 31, 2023, compared to the same period of 2022. The pricing environment continues to be rational, as pricing on core, published LTL-rated business, excluding fuel surcharges, increased by a percentage in the high-single digits. Changes in fuel surcharges had a minimal impact on the percentage changes in the total billed revenue per hundredweight measures between the comparable periods. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2023, increased approximately 3.9%, compared to the same period of 2022. The percentage improvement in first quarter 2023 contractual pricing was lower than the increase secured in 2022, which was the highest-ever first quarter year-over-year increase. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on November 7, 2022, although the rate changes vary by lane and shipment characteristics.

The 2.7% increase in tonnage per day for the three months ended March 31, 2023, compared to the same prior-year period, primarily reflects an increase in shipment levels, offset by lower average weight per shipment on both LTL-rated and truckload-rated shipments. We began to experience a deceleration in demand trends during third quarter 2022 which has continued through the filing of this Quarterly Report on Form 10-Q. In this softer market environment, our dynamic pricing option for LTL-rated shipments allowed us to strategically fill empty network capacity. Total shipments increased 7.9% on a per-day basis for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to growth in dynamic-priced LTL-rated shipments, offset partially by lower published LTL-rated shipments reflecting reduced order quantities and smaller shipment sizes from existing customers. These changes in mix, combined with lower pricing on truckload-rated shipments, drove the decrease in revenue per shipment. Management’s utilization of dynamic-priced LTL-rated business to optimize revenue and maintain more consistent business levels relative to available capacity in the Asset-Based network contributed to an increased proportion of LTL-rated shipments, which impacted the decline in the total weight per shipment metric for the three-month period ended March 31, 2023, compared to the same prior-year period.

The Asset-Based segment’s average nominal fuel surcharge rate increased by approximately 3 percentage points in the three-month period ended March 31, 2023, compared to the same period of 2022. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $47.5 million for the three months ended March 31, 2023, compared to $80.0 million for the same period of 2022. The Asset-Based segment’s operating ratio increased by 4.5 percentage points for the three months ended March 31, 2023, compared to the same prior-year period, reflecting the decreased revenues, along with higher operating costs due to increased shipment volumes.

Innovative technology costs related to the Vaux freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $6.1 million for the three months ended March 31, 2023, compared to $7.0 million for the same period of 2022. The pilot is operating in various stages in a limited number of locations. While management believes the pilot has potential to provide safer and improved freight-handling, a number of factors will be involved in determining proof of concept, and there can be no assurances that pilot testing will be successful in our Asset-Based network.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 48.1% of Asset-Based segment revenues for the three-month period ended March 31, 2023, compared to 44.5% for the same period of 2022. The increase in salaries, wages, and benefits as a percentage of revenue for the three months ended March 31, 2023, compared to the same prior-year period, was partially offset by lower utilization of purchased transportation as discussed in the paragraph below describing rents and purchased transportation. The increase in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of lower revenues. Salaries, wages, and benefits increased $22.1 million for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to higher headcount as additional drivers and service center personnel were hired to support higher shipment levels. The increases in labor costs also reflect year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.9%, effective July 1, 2022, and the average health, welfare, and pension benefit contribution rate increased approximately 2.5%, effective primarily on August 1, 2022.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact the efficiency of DSY tasks, including the effect of freight profile and mix changes, utilization of purchased transportation, and personnel inefficiencies, which have in the past year resulted from onboarding a record number of new hires. Although inefficiencies related to new personnel continued to challenge productivity, the impact moderated in first quarter 2023, and combined with the impact of lower utilization of purchased transportation, shipments per DSY hour for the three months ended March 31, 2023, declined 0.7%. Pounds per mile increased 1.3% for the three months ended March 31, 2023, compared to the same prior-year period, reflecting improvement in linehaul productivity despite changes in freight profile including the increase in length of haul and lower weight per shipment.

Fuel, supplies, and expenses as a percentage of revenue increased 1.5 percentage points during the three months ended March 31, 2023, compared to the same period of 2022, primarily due to increased repairs and maintenance expense and higher fuel costs. An increase in miles driven, delays in receiving new revenue equipment and higher market-driven costs to repair and maintain revenue equipment units led to increased maintenance expenses in first quarter 2023, compared to first quarter 2022. More miles driven as a result of the increase in shipment levels and less utilization of purchased transportation drove the year-over-year increase in fuel expenses. The Asset-Based segment’s average fuel price per gallon (excluding taxes) during the three months ended March 31, 2023, remained fairly consistent with the same prior year period, increasing less than 1%.

Rents and purchased transportation as a percentage of revenue decreased 1.6 percentage points for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to focused reduction in the utilization of purchased transportation. Rail miles decreased approximately 8% for the three months ended March 31, 2023, compared to the same period of 2022.

Asset-Light Operations

Asset-Light Segment Overview

Our Asset-Light segment is a key component of our strategy to offer a single source of integrated logistics solutions, designed to satisfy customers’ complex supply chain needs and unique shipping requirements. Asset-Light financial results previously included the ArcBest segment and FleetNet. In our discussion below, Asset-Light represents the reportable operating segment previously named ArcBest, exclusive of the discontinued operations of FleetNet, which sold on February 28, 2023, as previously discussed in the General section of MD&A.

We are focused on growing and making strategic investments in our Asset-Light segment that enhance our service offerings and strengthen our customer relationships. Throughout our operations, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and adding capacity options for our customers. In recent years, we have experienced significant growth in shipment levels and revenues of our managed transportation solutions reflecting results of our strategic efforts to cross-sell our service offerings and the increasing demand for these services that include supply chain optimization. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo, which was completed on November 1, 2021, accelerated the growth of our company by increasing the scale of truckload brokerage services offered within our Asset-Light segment and by advancing our position in the large and growing domestic transportation management market. The addition of MoLo’s significant capabilities and talent to our truckload brokerage service offering allows us to better respond to the critical needs of our customers with comprehensive supply chain solutions, improves our ability to serve larger customers, and expands our access to truckload capacity partners.

The revenues of our Asset-Light operating segment generated approximately 39% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2023, compared to approximately 46% for the same prior-year period. The Asset-Light revenue decline for the three months ended March 31, 2023, compared to the same prior-year period, reflects continued softness in the spot market and economic conditions which began in the second half of 2022.

Our Asset-Light segment is affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income for the three months ended March 31, 2023 and 2022.

The key indicators necessary to understand our Asset-Light operating segment are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Light segment:

●	Customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments used to measure changes in business levels, primarily measured by:

Shipments per day – total shipments (excluding managed transportation solutions as discussed below) divided by the number of working days during the period, compared to the same prior-year period.

●	Prices obtained for services, primarily measured by:

Revenue per shipment – total segment revenue divided by total segment shipments during the period (excluding managed transportation solutions as discussed below), compared to the same prior-year period.

●	Availability of market capacity and cost of purchased transportation to fulfill customer shipments, with a measure of purchased transportation cost expressed as:

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the Asset-Light segment exclude statistical data of our managed transportation solutions transactions. Shipments for managed transportation solutions comprised approximately 40% of the Asset-Light segment’s total shipments, while the business represents less than 20% of segment revenues for the three months ended March 31, 2023. Due to the nature of our managed transportation solutions, which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the Asset-Light segment exclude managed transportation services transactions.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Light segment:

	Three Months Ended March 31
	2023	2022
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	84.5%	85.4%
Supplies and expenses	0.9	0.6
Depreciation and amortization(1)	1.2	0.9
Shared services	11.7	8.4
Contingent consideration(2)	3.4	0.1
Other	1.5	1.1
	103.2%	96.5%

Asset-Light Segment Operating Income	(3.2)%	3.5%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition as further discussed in Asset-Light Operating Expenses below.

A comparison of key operating statistics for the Asset-Light segment, excluding managed transportation shipments, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

Year Over Year % Change
Three Months Ended
March 31, 2023

Revenue per shipment	(30.5%)

Shipments per day	1.0%

Asset-Light Revenues

Asset-Light segment revenues totaled $438.1 million for the three months ended March 31, 2023, compared to $595.3 million for the same period of 2022. The segment’s revenues decreased 26.4% for the three months ended March 31, 2023, compared to the same prior-year period, due to the market-driven decline in revenue per shipment of 30.5%, compared to the same period of 2022, partially offset by an increase in shipments per day of 1.0%. A softer economic environment and an increase in available truckload capacity, which began during the second half of 2022, resulted in a year-over-year decline in market pricing and lower revenue per shipment (excluding managed transportation shipments) as compared to the first quarter of 2022. The decline in revenue per shipment also reflects repricing on contract customer accounts which resulted in lower rates due to softer market conditions, combined with changes in business mix.

Asset-Light Operating Income

Asset-Light operating loss totaled $14.1 million for the three months ended March 31, 2023, and included $15.0 million of expense associated with the increase in fair value of the contingent earnout consideration for the MoLo acquisition.  Operating income was $21.1 million in the three months ended March 31, 2022. The year-over-year decrease in operating income reflects the change in fair value of the contingent earnout consideration and the decrease in revenues and changes in costs as described in the following paragraphs.

Asset-Light Operating Expenses

The segment’s purchased transportation costs as a percentage of revenue decreased by 0.9 percentage point for the three months ended March 31, 2023, compared to the same period of 2022, as the softer economic environment and an increase in available truckload capacity resulted in a year-over-year decline in market pricing while also lowering cost to source capacity and revenue per shipment. As the market softened during recent months, cost reductions associated with securing carrier capacity in the marketplace decreased at a more rapid pace than the overall rates charged for customer shipments, compared to the first quarter of 2022. The addition of MoLo truckload business and expertise has contributed to the profitable management of the rapidly changing spot market during 2022 and 2023. Significant changes in market capacity, such as those experienced in recent years impact the cost of sourcing such capacity, which may not correspond to the timing of revisions to customer pricing and our revenue per shipment. While the pricing environment remains rational, there can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Operating expenses as a percentage of revenue for the three months ended March 31, 2023, increased due to higher employee costs to support growth initiatives. Shared service costs as a percentage of revenue increased 3.3 percentage points for the three months ended March 31, 2023, compared to the same prior-year period, due to the effect of lower revenue in the first quarter. Although the Asset-Light segment manages costs with shipment levels, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to enhance capacity sources and maintain customer service.

Contingent earnout consideration increased as a percentage of revenue by 3.3 percentage points for the three months ended March 31, 2023, compared to the same period of 2022, due to the increase in the fair value of the contingent earnout consideration recorded for the MoLo acquisition of $15.0 million for the three months ended March 31, 2023, compared to an $0.8 million increase during the same prior-year period. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent earnout consideration, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended March 31
	2023	2022

	(in thousands)

Operating Income(1)	$(14,091)	$21,116
Depreciation and amortization(2)	5,068	5,180
Change in fair value of contingent consideration(3)	15,040	810
Asset-Light Adjusted EBITDA	$6,017	$27,106
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses which totaled $3.2 million for the three-month periods ended March 31, 2023 and 2022, and is expected to total $12.8 million for full-year 2023, compared to $12.9 million in 2022.
(3)	Represents the increase in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Economic conditions continue to be challenged by above-normal inflation levels and interest rates; supply chain volatility; labor shortages; geopolitical conflicts, including the war in Ukraine; and, in certain areas, the COVID-19 pandemic. In an effort to curb the 40-year high inflation rate, the U.S. Federal Reserve has implemented a tighter monetary policy, including rapidly increasing interest rates, beginning with the first rate hike in March 2022, and reducing its securities holdings. The U.S. Federal Reserve continues to assess the implications of its tighter monetary policy, including whether additional policy firming may be appropriate in order to lower inflation to 2% over time. Recession risk remains elevated as manufacturing and home sales continued to contract in first quarter 2023.

Recent economic measures continue to indicate slowing economic activity, which, combined with higher operating costs and rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on April 27, 2023, the U.S. real gross domestic product increased at an annual rate of 1.1% for first quarter 2023. The Manufacturing Purchasing Managers’ Index (“Manufacturing PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 47.1% for April 2023, compared to 55.4% in April 2022. The April 2023 Manufacturing PMI marks the sixth month of economic contraction in the manufacturing sector following the 29-month period of growth in factory activity since the COVID-19 pandemic-related contractions in April and May 2020. The Industrial Production Index issued by the Federal Reserve increased at an annual rate of 0.2% for first quarter 2023. Our business has been impacted by the economic conditions indicated by these statistics as we respond to the softened economic environment, which has resulted in decelerating demand trends in our Asset-Based and Asset-Light businesses. There can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods.

Given uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions, including those regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The softer economic environment and the increase in available truckload capacity, which we experienced during the first quarter of 2023, resulted in a year-over-year decline in market pricing for many of our Asset-Light services, as compared to the first quarter of 2022. There can be no assurance that we will be able to secure adequate prices from our customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above normal and historical levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, are pushing costs higher across a broad array of consumer goods. The consumer price index (“CPI”) declined to 5.0% before seasonal adjustment in March 2023, slowing for the ninth consecutive month. Inflation is impacted by energy prices, including petroleum products, and food prices, which have moderated in recent months. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light segment have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods.

The impact of supply chain disruptions and component shortages has limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. In March 2023, ABF Freight entered into a Consent Decree with the Environmental Protection Agency (the “EPA”) to resolve alleged compliance issues under the federal Clean Water Act. As a result of the Consent Decree, ABF Freight will pay a civil penalty of $0.5 million and has agreed to certain compliance tasks. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject, including additional detail on ABF Freight’s Consent Decree with the EPA.

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We purchased a small number of electric forklifts, electric yard tractors, and electric straight trucks during 2022 and are piloting these vehicles at several ABF Freight service centers across our network. Electric tractors are significantly more expensive than new diesel tractors, and to comply with more stringent emissions standards, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. To address our environmental impact in our city pickup and delivery operations, during 2021 and 2022, we built, tested and, with the help of a third-party leading provider of AI-enabled analytics and intelligence solutions, implemented City Route Optimization (“CRO”) technology that identifies opportunities to optimize routes and reduce emissions. We plan to implement CRO at 234 of our 239 service centers during 2023, primarily excluding service centers that do not have city operations. Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, cause shipping delays or disrupt our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item IA (Risk Factors) of our 2022 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental, social and governance initiatives that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including denial of service ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology (“IT”) systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions, and any problems caused by or impacting these third parties, including cyberattacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our IT systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase the demand for IT resources and our exposure to cybersecurity risks, including increased risks of phishing, an increased risk of unauthorized access to proprietary information or sensitive or confidential data, and increased risks of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers. As a component of our cyber risk management program, we periodically engage a third-party provider to assess our cyber posture and assist us in improving our security profile.

Our property and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, including certain business interruption events related to these incidents; however, losses arising from a catastrophe or significant cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic or geopolitical conflict. A significant disruption in our IT systems or a significant cybersecurity incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyberattacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, and short-term investments, cash generated by continuing operations, and borrowing capacity under our revolving credit facility or our accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	March 31	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents(1)	$203,319	$158,264
Short-term investments	162,487	167,662
Total	$365,806	$325,926

(1)	Represents amounts from continuing operations. Balances reflect the reclassification of FleetNet amounts to discontinued operations.

Cash, cash equivalents, and short-term investments increased $39.9 million from December 31, 2022 to March 31, 2023, primarily reflecting proceeds from the sale of FleetNet, as further discussed in the General section of MD&A. Cash provided by operating activities during the three months ended March 31, 2023 was $20.7 million, compared to cash used in operating activities of $11.3 million in the same prior-year period. Net income includes $18.8 million of net income from continuing operations and $52.4 million of net income from discontinued operations including the $51.4 million after-tax gain on the sale of FleetNet, net of transaction costs. Income from continuing operations declined $49.2 million for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to the decline in operating income, as previously discussed in the Results of Operations.

Our consolidated statements of cash flows presented for the three months ended March 31, 2023 and 2022 include cash flows from continuing and the discontinued operations of FleetNet. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the three-month periods ended March 31, 2023 and 2022.

Cash Flows from Continuing Operations

Changes in operating assets and liabilities, excluding income taxes, reduced cash provided by operating activities by $16.5 million during the three months ended March 31, 2023, while reducing cash provided by operating activities by $109.7 million during the three months ended March 31, 2022. These changes were primarily due to decreases in accounts payable and accrued expenses, partially offset by the decrease in accounts receivable and increase in the liability for the fair value of contingent earnout consideration related to the acquisition of MoLo, which is included in changes in other liabilities in the statements of cash flows, for the three months ended March 31, 2023, and an increase in accounts receivable for the three months ended March 31, 2022.

The decreases in accounts receivable and accounts payable, compared to increases in the prior-year period, were primarily due to lower business levels and, for accounts receivable, improved collections in the three-month period ended March 31, 2023. The larger decrease in accrued expenses at March 31, 2023 versus December 31, 2022, compared to the same prior-year period, was primarily related to higher payments in first quarter 2023 for certain union and nonunion performance-based incentive plans accrued at December 31, 2022, versus the prior year first quarter payments for accruals as of December 31, 2021, and the timing of wage and vacation accruals.

During the three-month period ended March 31, 2023, we funded $32.7 million of capital expenditures, net of proceeds from asset sales, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2023.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. Cash used to fund these promissory note payments during the three months ended March 31, 2023, was $17.6 million. During the three months ended March 31, 2023, we repurchased 154,089 shares of our common stock under our share repurchase program for an aggregate cost of $14.1 million.  We also continued to return capital to our shareholders with our quarterly dividend payment, which totaled $2.9 million during the three months ended March 31, 2023. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

Net income from discontinued operations increased $50.9 million for the three months ended March 31, 2023, compared to the same period of 2022, primarily due to the $51.4 million after-tax gain on the sale of FleetNet, net of transaction costs. Net cash provided by operating activities of discontinued operations was $0.8 million during the three months ended March 31, 2023, compared to cash used in operating activities of $0.7 million during the three months ended March 31, 2022, reflecting the routine operations of FleetNet.

Net cash used in investing activities of discontinued operations was $0.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities of discontinued operations was $0.5 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $1.9 million for the same prior-year period. Net cash of discontinued operations for both investing and financing activities did not have a material effect on the operations disclosed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash activity for FleetNet has not materially impacted our operations in recent years, nor is the absence of cash flows from the discontinued operations of FleetNet expected to affect future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $3.5 million of revenue equipment through notes payable during the three months ended March 31, 2023. Future payments due under our notes payable totaled $213.8 million, including interest, as of March 31, 2023, for a decrease of $15.4 million from December 31, 2022.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2023. These purchase obligations totaled $229.4 million as of March 31, 2023, with $217.1 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of March 31, 2023, the amount of our purchase obligations has increased $128.5 million from December 31, 2022, primarily related to revenue equipment, which is included in our 2023 capital expenditure plan.

As of March 31, 2023, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $265.9 million, including imputed interest, for an increase of $33.1 million from December 31, 2022. The scheduled maturities of our operating lease liabilities as of March 31, 2023, are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10 Q. There have been no other material changes in the contractual obligations disclosed in our 2022 Annual Report on Form 10-K during the three months ended March 31, 2023. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Capital Expenditures

Our total capital expenditures for 2023, including amounts financed, are estimated to range from $300.0 million to $325.0 million, net of asset sales. These estimated expenditures include revenue equipment purchases of approximately $175.0 million, primarily for our Asset-Based operations, including $60.0 million of equipment purchases previously planned for 2022, which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2023 planned expenditures. The remainder of our 2023 expected capital expenditures includes investments in real estate and facility upgrades to support growth plans, as well as technology investments across the enterprise and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2023 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $130.0 million in 2023. The amortization of intangible assets is estimated to be approximately $13.0 million in 2023, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the geopolitical conflicts, along with competitive market factors, record high inflation, rising interest rates as a result of monetary policy and volatile energy prices, and the related impact on our business, primarily tonnage and shipment levels and the pricing that we receive for our services in future periods, could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. Cash, cash equivalents, and short-term investments totaled $365.8 million at March 31, 2023. Our revolving credit facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our revolving credit facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, as of March 31, 2023. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively. As of March 31, 2023, the fair value of contingent earnout consideration is estimated to be $127.0 million, of which $43.4 million relates to the present value of 2023 estimated incremental EBITDA, as defined, based on Level 3 valuation techniques as disclosed in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q,and has been included in the current portion of contingent consideration to be paid in 2024 as part of the Merger Agreement.

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On April 26, 2023, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 10, 2023. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

In February 2023, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. In March 2023, we entered into a 10b5-1 agreement for stock repurchases during our closed trading window extending from March 16, 2023 to May 2, 2023. During the three months ended March 31, 2023, we purchased 154,089 shares of our common stock for an aggregate cost of $14.1 million. The sale of FleetNet supports the return of capital to ArcBest’s shareholders, as a portion of the sale proceeds have been used to fund our share repurchases. As of March 31, 2023, $110.9 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). During April 2023, we repurchased an additional 171,967 shares of our common stock for an aggregate cost of $15.9 million, leaving $95.0 million available under the program as of April 28, 2023.

Financial Instruments

We have an interest rate swap agreement in place, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2023, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable decreased $47.1 million from December 31, 2022 to March 31, 2023, reflecting lower revenue levels in March 2023 compared to December 2022, as previously discussed in the Results of Operations, and improved collections.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $23.1 million and the increase in operating lease liabilities, including current portion, of $24.7 million from December 31, 2022 to March 31, 2023, were primarily due to new leases and lease renewals during the three months ended March 31, 2023, including the lease for our new pilot test location in Salt Lake City, Utah.

Accounts Payable

Accounts payable decreased $16.3 million from December 31, 2022 to March 31, 2023, primarily due to the timing of payments in March 2023 compared to December 2022.

Accrued Expenses

Accrued expenses decreased $59.8 million from December 31, 2022 to March 31, 2023, primarily due to payments during the first quarter of 2023 of amounts accrued at December 31, 2022 for certain performance-based incentive plans and contributions to our defined contribution plan.

Long-term Debt

The $14.2 million decrease in long-term debt, including current portion, from December 31, 2022 to March 31, 2023 is primarily due to payments on notes payable of $17.6 million, net of equipment financed of $3.5 million.

Contingent Consideration

The liability for contingent earnout consideration, including current portion, increased $15.0 million from December 31, 2022 to March 31, 2023, due to the increase in fair value upon remeasurement. The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income.

Income Taxes

Our effective tax rate for continuing operations was 20.0% and 24.7% for the three months ended March 31, 2023 and 2022, respectively. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, such as cash surrender value of life insurance, the federal alternative fuel tax credit, and the settlement of share-based payment awards, may cause the full-year 2023 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended March 31
	2023		2022

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$4,945	21.0%	$18,958	21.0%
Federal income tax effects of:
Nondeductible expenses and other	380	1.6%	1,032	1.1%
Alternative fuel credit	(338)	(1.4)%	—	—%
Increase in valuation allowances	25	0.1%	41	0.1%
Tax benefit from vested RSUs	(1,051)	(4.5)%	(870)	(1.0)%
Federal research and development tax credits	(19)	(0.1)%	(1,208)	(1.3)%
Life insurance proceeds and changes in cash surrender value	(314)	(1.3)%	167	0.2%
Federal income tax provision	$3,628	15.4%	$18,120	20.1%
State income tax provision	1,070	4.6%	4,148	4.6%
Total provision for income taxes for continuing operations	$4,698	20.0%	$22,268	24.7%

At March 31, 2023, we had $44.1 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2023 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.7 million at both March 31, 2023 and December 31, 2022. As of March 31, 2023, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, prepaid expenses, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation and third-party casualty claims, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2023 and 2022, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2023, we made federal, state, and foreign tax payments of $27.7 million, and received refunds of $1.6 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

The Company’s total effective tax rate was 24.1% and 24.6% for the three months ended March 31, 2023 and 2022, respectively, including discontinued operations which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations is $18.0 million, or an effective tax rate of 25.5%, for the three months ended March 31, 2023, primarily due to the taxable gain resulting from the sale of FleetNet, and $0.4 million, or an effective tax rate of 21.7%, for the three months ended March 31, 2022.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2022 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the three months ended March 31, 2023. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; the effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts; data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including the pilot test program at ABF Freight and our investments in human-centered remote operation software; the loss or reduction of business from large customers; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, LLC, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; maintaining our corporate reputation and intellectual property rights; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; increasing costs due to inflation and rising interest rates; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

There have been no other significant changes in the Company’s market risks as reported in the Company’s 2022 Annual Report on Form 10-K since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2022 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2022 Annual Report on Form 10-K.

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

During the three months ended March 31, 2023, the Company repurchased 154,089 shares of common stock for aggregate cost of $14.1 million. In February 2023, the Board increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $125.0 million and, in March 2023, executed a 10b5-1 agreement, allowing the Company to repurchase shares during the closed window extending from March 16, 2023 to May 2, 2023. As of March 31, 2023 and December 31, 2022, the Company had $110.9 million and $26.5 million, respectively, remaining under the share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
1/1/2023-1/31/2023	—	$—	—	$26,504
2/1/2023-2/28/2023	—	—	—	$125,000
3/1/2023-3/31/2023	154,089	91.45	154,089	$110,908
Total	154,089	$91.45	154,089
(1)	Represents weighted-average price paid per common share including commission.

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

3.1*	Second Amended and Restated Certificate of Incorporation of the Company.

3.2

Sixth Amended and Restated Bylaws of the Company dated as of October 27, 2022 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022, File No. 000-19969, and incorporated herein by reference).

10.1#*	The ArcBest 16b Annual Incentive Compensation Plan and form of award.

10.2#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.3#*	Form of Restricted Stock Unit Award Agreement (Non-Employees Directors – with deferral feature) (for 2023 awards).

10.4#*	Form of Restricted Stock Unit Award Agreement (Employees) (for 2023 awards).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 5, 2023	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 5, 2023	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer