Form 10-Q
period 2023-06-30
ARCBEST CORP /DE/
filed 2023-08-04
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.01 par value	24,024,955 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2023	2022

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,286	$158,264
Short-term investments	153,116	167,662
Accounts receivable, less allowances (2023 – $11,318; 2022 – $13,892)	429,570	517,494
Other accounts receivable, less allowances (2023 – $721; 2022 – $713)	11,160	11,016
Prepaid expenses	33,244	39,484
Prepaid and refundable income taxes	39,230	19,239
Current assets of discontinued operations	—	64,736
Other	11,584	11,888
TOTAL CURRENT ASSETS	865,190	989,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	421,821	401,840
Revenue equipment	1,062,854	1,038,832
Service, office, and other equipment	309,952	298,234
Software	167,292	167,164
Leasehold improvements	26,240	23,466
	1,988,159	1,929,536
Less allowances for depreciation and amortization	1,159,626	1,129,366
PROPERTY, PLANT AND EQUIPMENT, net	828,533	800,170
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	107,467	113,733
OPERATING RIGHT-OF-USE ASSETS	194,597	166,515
DEFERRED INCOME TAXES	6,918	6,342
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,097
OTHER LONG-TERM ASSETS	106,644	101,893
TOTAL ASSETS	$2,414,102	$2,494,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$245,998	$269,854
Income taxes payable	—	16,017
Accrued expenses	299,339	338,457
Current portion of long-term debt	64,882	66,252
Current portion of operating lease liabilities	31,047	26,225
Current liabilities of discontinued operations	—	51,665
TOTAL CURRENT LIABILITIES	641,266	768,470
LONG-TERM DEBT, less current portion	168,105	198,371
OPERATING LEASE LIABILITIES, less current portion	174,145	147,828
POSTRETIREMENT LIABILITIES, less current portion	12,169	12,196
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	781
CONTINGENT CONSIDERATION	117,040	112,000
OTHER LONG-TERM LIABILITIES	37,314	42,745
DEFERRED INCOME TAXES	52,702	60,494
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2023: 30,007,634 shares; 2022: 29,758,716 shares	300	298
Additional paid-in capital	335,397	339,582
Retained earnings	1,194,610	1,088,693
Treasury stock, at cost, 2023: 5,982,679 shares; 2022: 5,529,383 shares	(325,515)	(284,275)
Accumulated other comprehensive income	6,569	7,103
TOTAL STOCKHOLDERS’ EQUITY	1,211,361	1,151,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,414,102	$2,494,286

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,103,464	$1,321,692	$2,209,558	$2,589,783

OPERATING EXPENSES	1,061,348	1,185,654	2,146,283	2,360,802

OPERATING INCOME	42,116	136,038	63,275	228,981

OTHER INCOME (COSTS)
Interest and dividend income	3,725	353	6,658	452
Interest and other related financing costs	(2,205)	(1,863)	(4,532)	(3,803)
Other, net	5,038	(2,807)	6,818	(3,633)
	6,558	(4,317)	8,944	(6,984)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	48,674	131,721	72,219	221,997

INCOME TAX PROVISION	9,074	30,179	13,772	52,447

NET INCOME FROM CONTINUING OPERATIONS	39,600	101,542	58,447	169,550

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	843	919	53,279	2,480

NET INCOME	$40,443	$102,461	$111,726	$172,030

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$1.65	$4.13	$2.42	$6.88
Discontinued operations	0.04	0.04	2.20	0.10
	$1.68	$4.16	$4.62	$6.98

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.60	$3.97	$2.35	$6.58
Discontinued operations	0.03	0.04	2.14	0.10
	$1.64	$4.00	$4.49	$6.68

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,064,882	24,607,362	24,175,893	24,658,739
Diluted	24,672,948	25,596,031	24,864,691	25,756,314

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(Unaudited)
	(in thousands)
NET INCOME	$40,443	$102,461	$111,726	$172,030

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax of: (2023 – Three-month period $85, Six-month period $171; 2022 – Three-month period $49, Six-month period $97)
Net actuarial gain	(247)	(140)	(494)	(281)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2023 – Three-month period $11, Six-month period $150; 2022 – Three-month period $121, Six-month period $638)	31	344	(421)	1,802
Change in foreign currency translation, net of tax of: (2023 – Three-month period $141, Six-month period $135; 2022 – Three-month period $194, Six-month period $86)	399	(553)	381	(246)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	183	(349)	(534)	1,275

TOTAL COMPREHENSIVE INCOME	$40,626	$102,112	$111,192	$173,305

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30, 2023 and 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at March 31, 2023	29,809	$298	$340,481	$1,157,061	5,683	$(298,367)	$6,386	$1,205,859
Net income				40,443				40,443
Other comprehensive income, net of tax							183	183
Issuance of common stock under share-based compensation plans	199	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(8,432)					(8,432)
Share-based compensation expense			3,350					3,350
Purchase of treasury stock					300	(27,148)		(27,148)
Dividends declared on common stock				(2,894)				(2,894)
Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361

Balance at March 31, 2022	29,385	$294	$344,429	$868,905	4,901	$(235,779)	$5,323	$983,172
Net income				102,461				102,461
Other comprehensive loss, net of tax							(349)	(349)
Issuance of common stock under share-based compensation plans	230	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(8,270)					(8,270)
Share-based compensation expense			3,878					3,878
Purchase of treasury stock					208	(14,731)		(14,731)
Dividends declared on common stock				(2,949)				(2,949)
Balance at June 30, 2022	29,615	$296	$340,035	$968,417	5,109	$(250,510)	$4,974	$1,063,212

	Six Months Ended June 30, 2023 and 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				111,726				111,726
Other comprehensive loss, net of tax							(534)	(534)
Issuance of common stock under share-based compensation plans	249	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,022)					(10,022)
Share-based compensation expense			5,839					5,839
Purchase of treasury stock					454	(41,240)		(41,240)
Dividends declared on common stock				(5,809)				(5,809)
Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361

Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				172,030				172,030
Other comprehensive income, net of tax							1,275	1,275
Issuance of common stock under share-based compensation plans	255	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(9,637)					(9,637)
Share-based compensation expense			6,641					6,641
Purchase of treasury stock					402	(31,237)		(31,237)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(4,927)				(4,927)
Balance at June 30, 2022	29,615	$296	$340,035	$968,417	5,109	$(250,510)	$4,974	$1,063,212

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2023	2022

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$111,726	$172,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,804	63,690
Amortization of intangibles	6,398	6,463
Share-based compensation expense	5,585	6,641
Provision for losses on accounts receivable	2,257	3,583
Change in deferred income taxes	(8,228)	(6,371)
(Gain) loss on sale of property and equipment	1,188	(4,073)
Gain on sale of subsidiary	—	(402)
Pre-tax gain on sale of discontinued operations	(70,215)	—
Change in fair value of contingent consideration	5,040	810
Change in fair value of equity investment	(3,739)	—
Changes in operating assets and liabilities:
Receivables	83,542	(87,092)
Prepaid expenses	6,353	7,477
Other assets	759	72
Income taxes	(35,968)	4,211
Operating right-of-use assets and lease liabilities, net	3,059	114
Accounts payable, accrued expenses, and other liabilities	(68,804)	17,470
NET CASH PROVIDED BY OPERATING ACTIVITIES	103,757	184,623

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(83,171)	(49,682)
Proceeds from sale of property and equipment	2,853	9,115
Proceeds from sale of discontinued operations	100,949	—
Business acquisition, net of cash acquired	—	2,279
Proceeds from the sale of subsidiary	—	475
Purchases of short-term investments	(46,858)	(64,330)
Proceeds from sale of short-term investments	63,693	35,840
Capitalization of internally developed software	(7,010)	(8,541)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,456	(74,844)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	58,000
Proceeds from notes payable	—	7,280
Payments on long-term debt	(35,114)	(84,905)
Net change in book overdrafts	(13,171)	6,085
Deferred financing costs	57	—
Payment of common stock dividends	(5,809)	(4,927)
Purchases of treasury stock	(41,240)	(31,237)
Payments for tax withheld on share-based compensation	(10,022)	(9,637)
NET CASH USED IN FINANCING ACTIVITIES	(105,299)	(59,341)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,914	50,438
Cash and cash equivalents of continuing operations at beginning of period	158,264	76,568
Cash and cash equivalents of discontinued operations at beginning of period	108	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,286	$127,058

NONCASH INVESTING ACTIVITIES
Equipment financed	$3,478	$19,498
Accruals for equipment received	$10,106	$7,574
Lease liabilities arising from obtaining right-of-use assets	$43,366	$30,210

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

The Asset-Based segment represented approximately 63% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2023. As of June 2023, approximately 82% of the Asset-Based segment’s employees were covered under the previous collective bargaining agreement, the ABF National Master Freight Agreement (the “2018 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which remained in effect through the implementation date of the new agreement to allow for the ratification process to take place. On June 30, 2023, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), was ratified by a majority of ABF Freight’s IBT member employees, and a majority of the supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028.

The major economic provisions of the 2023 ABF NMFA include wage rate increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional sick days; and a new non-CDL employee classification. The 2023 ABF NMFA and the related supplemental agreements provide for annual contribution rate increases to multiemployer health and welfare and pension funds to which ABF Freight contributed under the previous agreement. Under the 2023 ABF NMFA, the contractual wages and benefits top hourly rates are estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement.

Financial Statement Presentation

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Related assets and liabilities associated with FleetNet are classified as discontinued operations in the consolidated balance sheets for all periods presented. The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on the Company’s discontinued operations, see Note C.

Certain reclassifications have been made to the prior-year presentation of other long-term liabilities to conform to the current-year presentation of the contingent consideration liability on a separate line in the consolidated balance sheets. For the three- and six-month periods ended June 30, 2022, intersegment revenues presented in Note J have been adjusted from those previously reported to correct the breakdown of certain revenues between segments. The adjustments made to the presentation are not material.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$161,176	$137,247
Variable rate demand notes(1)(2)	122	9,285
Money market funds(3)	25,988	11,732
Total cash and cash equivalents	$187,286	$158,264

Short-term investments
Certificates of deposit(1)	$113,542	$88,851
U.S. Treasury securities(4)	39,574	78,811
Total short-term investments	$153,116	$167,662

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. At June 30, 2023 and December 31, 2022, cash deposits and short-term investments which were neither FDIC insured nor direct obligations of the U.S. government totaled $118.9 million and $87.6 million, respectively. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2023		2022

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	182,987	178,490	214,623	207,778
New England Pension Fund withdrawal liability(3)	19,755	18,726	20,100	18,911
	$252,742	$247,216	$284,723	$276,689

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.2% and 5.3% at June 30, 2023 and December 31, 2022, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of June 30, 2023, the outstanding withdrawal liability totaled $19.8 million, of which $0.7 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$25,988	$25,988	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,159	4,159	—	—
Interest rate swap(3)	2,955	—	2,955	—
	$33,102	$30,147	$2,955	$—
Liabilities:
Contingent consideration(4)	117,040	—	—	117,040
	$117,040	$—	$—	$117,040

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$11,732	$11,732	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,982	3,982	—	—
Interest rate swap(3)	3,526	—	3,526	—
	$19,240	$15,714	$3,526	$—
Liabilities:
Contingent consideration(4)	112,000	—	—	112,000
	$112,000	$—	$—	$112,000

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2023 and December 31, 2022, and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, executed in November 2021, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. The estimated fair value of contingent earnout consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation, and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 14.2% and 14.0% as of June 30, 2023 and December 31, 2022, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. As of June 30, 2023, the contingent earnout consideration totaled $117.0 million, which was recorded in long-term liabilities. The increase in fair value of contingent earnout consideration as of June 30, 2023, compared to December 31, 2022, reflects revised assumptions for business growth in 2024 and 2025, partially offset by the impact of continuing softer market conditions during 2023 and a higher discount rate at the June 30, 2023 remeasurement date. Based on the most recent remeasurement, achievement of the 2023 target is not expected; therefore, the current portion of the contingent consideration was reduced to zero as of June 30, 2023. Adjustments to the contingent earnout consideration liability are included in operating income.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2022	$112,000
Change in fair value included in operating income	5,040
Balance at June 30, 2023	$117,040

Assets Measured at Fair Value on a Nonrecurring Basis

The following table provides the change in fair value of the assets measured on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy.

Equity Investment(1)
(in thousands)
Balance at December 31, 2022	$25,000
Change in fair value included in operating income	3,739
Balance at June 30, 2023	$28,739
(1)	Represents the Company’s equity investment in Phantom Auto, the leading provider of human-centered remote operation software. The equity investment is accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allows for the investment to be recorded at cost, less any impairment and adjusted for observable price changes in orderly transactions for an identical or similar equity security of the same issuer. The $3.7 million increase in fair value of the Company’s equity investment was measured as of April 26, 2023, based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round. The fair value of the investment was estimated using a hybrid method of the Black-Scholes option pricing model and the probability-weighted expected return method. This method produces a per-share value based on a probability-weighted scenario analysis. The scenarios reflect changes to the liquidation preferences based on the potential liquidity event. The Black-Scholes option pricing model used various inputs, including expected volatility, expected term to liquidity, risk-free rate over the expected term, breakpoints values, and liquidation preferences.

NOTE C – DISCONTINUED OPERATIONS

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary of the Company, for an aggregate adjusted cash purchase price of $100.9 million, and recorded a pre-tax gain on sale of $70.2 million, or $52.3 million, net of tax. FleetNet provided roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers. The sale of FleetNet allows the Company to focus on growing its continuing operations, as FleetNet was no longer core to the Company’s growth initiatives. The financial results of FleetNet have been accounted for as discontinued operations for all periods presented.

The following table summarizes the financial results from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
Revenues	$—	$71,237	$55,929	$138,220

Operating expenses
Gain on sale of business(1)	(1,132)	—	(70,215)	—
Other	—	69,930	54,623	134,928
	(1,132)	69,930	(15,592)	134,928

Operating income	1,132	1,307	71,521	3,292

Other income, net(2)	—	9	17	17

Income from discontinued operations before income taxes	1,132	1,316	71,538	3,309

Income tax provision	289	397	18,259	829

Income from discontinued operations, net of tax	$843	$919	$53,279	$2,480
(1)	The gain recognized for the three and six months ended June 30, 2023 includes post-closing adjustments, including the resolution of certain post-close contingencies in the second quarter of 2023. The total pre-tax gain of $70.2 million for the six months ended June 30, 2023, includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses.
(2)	Includes interest income, net of interest expense, of which the amounts are immaterial for all periods presented.

The following table summarizes the assets and liabilities from discontinued operations:

December 31, 2022
(in thousands)
Cash and cash equivalents	$108
Accounts receivable, net	63,022
Other current assets	1,606
Total current assets of discontinued operations	$64,736

Property, plant and equipment, net	10,350
Goodwill	630
Intangible assets, net	63
Other long-term assets	54
Total long-term assets of discontinued operations	$11,097

Accounts payable	47,687
Income taxes payable	613
Accrued expenses	3,365
Total current liabilities of discontinued operations	$51,665

Deferred tax liability	781
Total long-term liabilities of discontinued operations	$781

Cash flows from discontinued operations of FleetNet were as follows:

	Six Months Ended
	June 30
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities(1)	$762	$(1,301)
Net cash used in investing activities(2)	(397)	(2,187)
Net cash provided by (used in) financing activities	(473)	3,544
Net increase (decrease) in cash and cash equivalents	$(108)	$56
(1)	Includes depreciation and amortization expense of $0.4 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Also includes share-based compensation expense for the six months ended June 30, 2023 of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	Includes purchases of property, plant and equipment of $0.1 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The December 31, 2022 balance has been adjusted to reclassify the $0.6 million of goodwill related to FleetNet to discontinued operations. The remaining goodwill balance of $304.8 million at both June 30, 2023 and December 31, 2022, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Intangible assets consisted of the following:

		June 30, 2023			December 31, 2022
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$47,146	$52,433	$99,579	$42,933	$56,646
Other	8	30,038	7,304	22,734	29,914	5,127	24,787
	11	129,617	54,450	75,167	129,493	48,060	81,433
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$161,917	$54,450	$107,467	$161,793	$48,060	$113,733

As of June 30, 2023, the future amortization of intangible assets was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2023	$6,394
2024	12,778
2025	12,778
2026	8,671
2027	7,247
Thereafter	27,299
Total amortization	$75,167

NOTE E – INCOME TAXES

The Company’s total effective tax rate was 18.8% and 22.3% for the three and six months ended June 30, 2023, respectively, compared to 23.0% and 23.6% for the same periods of 2022, including discontinued operations which are further discussed in Note C. The effective tax rate from continuing operations was 18.6% and 19.1% for the three and six months ended June 30, 2023, respectively, compared to 22.9% and 23.6% for the same periods of 2022. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2023 and 2022, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, the federal research and development tax credit, changes in tax valuation allowances, and the tax benefit from the vesting of stock awards. The Company’s effective tax rates for the three and six months ended June 30, 2023, were also impacted by the reinstatement of the federal alternative fuel tax credit.

As of June 30, 2023, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2023, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively.

The Company paid federal, state, and foreign income taxes of $77.8 million and $56.4 million during the six months ended June 30, 2023 and 2022, respectively. The Company received refunds of federal and state income taxes that were paid in prior years of $1.7 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively.

Income tax expense reflected in discontinued operations is $0.3 million, or an effective tax rate of 25.5%, and $18.3 million, or an effective tax rate of 25.5%, for the three and six months ended June 30, 2023, respectively, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet. For the three and six months ended June 30, 2022, income tax expense reflected in discontinued operations is $0.4 million, or an effective tax rate of 30.2%, and $0.8 million, or an effective tax rate of 25.1%, respectively.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
Operating lease expense	$10,048	$7,367	$19,214	$14,450
Variable lease expense	1,762	1,068	3,302	2,044
Sublease income	(5)	(97)	(119)	(258)
Total operating lease expense(1)	$11,805	$8,338	$22,397	$16,236
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30
	2023	2022

	(in thousands)
Noncash change in operating right-of-use assets	$15,283	$12,810
Change in operating lease liabilities	(12,224)	(12,696)
Operating right-of-use-assets and lease liabilities, net	$3,059	$114

Cash paid for amounts included in the measurement of operating lease liabilities	$(16,158)	$(14,334)

Maturities of operating lease liabilities at June 30, 2023, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2023	$19,302	$19,106	$196
2024	37,430	37,113	317
2025	33,529	33,506	23
2026	30,564	30,564	—
2027	24,262	24,262	—
Thereafter	95,941	95,941	—
Total lease payments	241,028	240,492	536
Less imputed interest	(35,836)	(35,821)	(15)
Total	$205,192	$204,671	$521
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of June 30, 2023, totaling $50.8 million, which will be paid over approximately 10 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	June 30	December 31
	2023	2022

	(in thousands)
Credit Facility (interest rate of 6.3%(1) at June 30, 2023)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.4% at June 30, 2023)	182,987	214,623
	232,987	264,623
Less current portion	64,882	66,252
Long-term debt, less current portion	$168,105	$198,371

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of both June 30, 2023 and December 31, 2022.

Scheduled maturities of long-term debt obligations as of June 30, 2023, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$73,463	$3,296	$70,167
Due after one year through two years	57,823	2,762	55,061
Due after two years through three years	39,963	2,392	37,571
Due after three years through four years	27,800	2,246	25,554
Due after four years through five years	56,895	50,593	6,302
Total payments	255,944	61,289	194,655
Less amounts representing interest	22,957	11,289	11,668
Long-term debt	$232,987	$50,000	$182,987
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable were included in property, plant and equipment as follows:

	June 30	December 31
	2023	2022

	(in thousands)
Revenue equipment	$305,601	$294,700
Service, office, and other equipment	39,121	41,522
Total assets securing notes payable	344,722	336,222
Less accumulated depreciation	143,087	119,244
Net assets securing notes payable	$201,635	$216,978

Financing Arrangements

Credit Facility

As of June 30, 2023, the Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of up to $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of June 30, 2023, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2023.

Interest Rate Swap

As noted in the table above, the Company has an interest rate swap agreement with a $50.0 million notional amount, which will end on October 1, 2024. The Company received floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The fair value of the interest rate swap of $3.0 million and $3.5 million was recorded in other long-term assets at June 30, 2023 and December 31, 2022, respectively.

The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at June 30, 2023 and December 31, 2022, and the change in the unrealized gain or loss on the interest rate swap for the three and six months ended June 30, 2023 and 2022 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at June 30, 2023.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2023.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2023, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2023, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2023, surety bonds outstanding related to the self-insurance program totaled $58.8 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements, including $3.5 million for revenue equipment during the six months ended June 30, 2023. As of August 1, 2023, the Company financed the purchase of an additional $10.4 million of revenue equipment through promissory note arrangements.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30	December 31
	2023	2022

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$8,622	$9,287
Interest rate swap	2,955	3,526
Foreign currency translation	(2,731)	(3,247)

Total	$8,846	$9,566

After-tax amounts:
Unrecognized net periodic benefit credit	$6,402	$6,896
Interest rate swap	2,183	2,604
Foreign currency translation	(2,016)	(2,397)

Total	$6,569	$7,103

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2023 and 2022:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(40)	—	(421)	381
Amounts reclassified from accumulated other comprehensive income	(494)	(494)	—	—
Net current-period other comprehensive income (loss)	(534)	(494)	(421)	381

Balances at June 30, 2023	$6,569	$6,402	$2,183	$(2,016)

Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	1,556	—	1,802	(246)
Amounts reclassified from accumulated other comprehensive income	(281)	(281)	—	—
Net current-period other comprehensive income (loss)	1,275	(281)	1,802	(246)

Balances at June 30, 2022	$4,974	$3,879	$2,111	$(1,016)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Six Months Ended June 30
	2023	2022

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$665	$378
Tax expense	(171)	(97)
Total, net of tax	$494	$281

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2023		2022
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,915	$0.08	$1,978
Second quarter	$0.12	$2,894	$0.12	$2,949

On July 26, 2023, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 9, 2023.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2022, the Company had $26.5 million available for repurchases of its common stock in total under the share repurchase program. In February 2023, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million. In March 2023, the Company entered into a 10b5-1 agreement allowing for stock repurchases during the closed trading window extending from March 16, 2023 to May 2, 2023.

During the six months ended June 30, 2023, the Company repurchased 453,296 shares for an aggregate cost of $41.2 million, including 305,751 shares for an aggregate cost of $28.0 million under the 10b5-1 agreement. The Company had $83.8 million remaining under its share repurchase program as of June 30, 2023.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$39,600	$101,542	$58,447	$169,550
Net income from discontinued operations	843	919	53,279	2,480
Net income	$40,443	$102,461	$111,726	$172,030
Denominator:
Weighted-average shares	24,064,882	24,607,362	24,175,893	24,658,739

Basic earnings per common share
Continuing operations	$1.65	$4.13	$2.42	$6.88
Discontinued operations	0.04	0.04	2.20	0.10
Total basic earnings per common share(1)	$1.68	$4.16	$4.62	$6.98

Diluted
Numerator:
Net income from continuing operations	$39,600	$101,542	$58,447	$169,550
Net income from discontinued operations	843	919	53,279	2,480
Net income	$40,443	$102,461	$111,726	$172,030
Denominator:
Weighted-average shares	24,064,882	24,607,362	24,175,893	24,658,739
Effect of dilutive securities	608,066	988,669	688,798	1,097,575
Adjusted weighted-average shares and assumed conversions	24,672,948	25,596,031	24,864,691	25,756,314

Diluted earnings per common share
Continuing operations	$1.60	$3.97	$2.35	$6.58
Discontinued operations	0.03	0.04	2.14	0.10
Total diluted earnings per common share(1)	$1.64	$4.00	$4.49	$6.68

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

The Company’s reportable operating segments are impacted by seasonal fluctuations which affect tonnage and shipment levels and demand for services, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year. Inclement weather conditions can adversely affect freight shipments and operating costs of the Asset-Based and Asset-Light segments. Shipments may decline during winter months because of post-holiday slowdowns and during summer months due to plant shutdowns affecting automotive and manufacturing customers of the Asset-Light segment; however, weather and other disruptive events can result in higher short-term demand for expedite services depending on the impact to customers' supply chains. Moving services of the Asset-Light segment are impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services is typically stronger in the summer months.

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of adverse external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years, including the three and six months ended June 30, 2023 and 2022.

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

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the Company’s Board of Directors, and certain technology investments. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics, such as estimated shipment levels or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to fairly and equitably reflect the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
REVENUES
Asset-Based	$722,015	$802,622	$1,419,832	$1,507,933
Asset-Light	409,816	549,655	847,908	1,144,939
Other and eliminations	(28,367)	(30,585)	(58,182)	(63,089)
Total consolidated revenues	$1,103,464	$1,321,692	$2,209,558	$2,589,783

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$344,538	$328,068	$680,143	$641,565
Fuel, supplies, and expenses	90,897	99,296	185,185	184,127
Operating taxes and licenses	14,094	12,823	28,073	25,316
Insurance	12,889	12,197	26,162	22,628
Communications and utilities	4,553	4,648	9,857	9,335
Depreciation and amortization	25,273	24,463	50,184	48,768
Rents and purchased transportation	101,922	121,550	192,666	224,535
Shared services	74,468	75,584	139,081	142,734
(Gain) loss on sale of property and equipment	416	(1,370)	365	(4,065)
Innovative technology costs(1)	8,343	7,954	14,411	14,914
Other	1,297	753	2,909	1,386
Total Asset-Based	678,690	685,966	1,329,036	1,311,243

Asset-Light
Purchased transportation	343,102	448,160	713,265	956,540
Supplies and expenses	3,348	4,263	7,420	7,529
Depreciation and amortization(2)	5,085	5,468	10,153	10,648
Shared services	48,985	57,986	100,414	108,183
Contingent consideration(3)	(10,000)	—	5,040	810
Gain on sale of subsidiary(4)	—	(402)	—	(402)
Other	6,116	6,701	12,527	13,036
Total Asset-Light	396,636	522,176	848,819	1,096,344

Other and eliminations	(13,978)	(22,488)	(31,572)	(46,785)
Total consolidated operating expenses	$1,061,348	$1,185,654	$2,146,283	$2,360,802
(1)	Represents costs associated with the Vaux freight handling pilot test program at ABF Freight.
(2)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B). The second quarter 2023 decrease in fair value reflects the impact of continuing softer market conditions in 2023 and revised growth assumptions for 2024 and 2025 on the forecasts utilized at the June 30, 2023 remeasurement date. The net increase in fair value for the six months ended June 30, 2023 reflects an increase in fair value based on assumptions for business growth projected at March 31, 2023, partially offset by revised growth assumptions at June 30, 2023, which resulted in a decrease in fair value for the second quarter.
(4)	Gain relates to the contingent amount recognized in second quarter 2022 when the funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
OPERATING INCOME
Asset-Based	$43,325	$116,656	$90,796	$196,690
Asset-Light	13,180	27,479	(911)	48,595
Other and eliminations	(14,389)	(8,097)	(26,610)	(16,304)
Total consolidated operating income	$42,116	$136,038	$63,275	$228,981

OTHER INCOME (COSTS)
Interest and dividend income	$3,725	$353	$6,658	$452
Interest and other related financing costs	(2,205)	(1,863)	(4,532)	(3,803)
Other, net(1)	5,038	(2,807)	6,818	(3,633)
Total other income (costs)	6,558	(4,317)	8,944	(6,984)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$48,674	$131,721	$72,219	$221,997
(1)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement health benefit plan and proceeds and changes in cash surrender value of life insurance policies. For the three and six months ended June 30, 2023, includes a $3.7 million fair value increase related to the Company’s equity investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022(1)	2023	2022(1)

	(in thousands)
Revenues from customers
Asset-Based	$694,755	$774,554	$1,363,975	$1,450,072
Asset-Light	407,926	546,270	843,959	1,137,992
Other	783	868	1,624	1,719
Total consolidated revenues	$1,103,464	$1,321,692	$2,209,558	$2,589,783

Intersegment revenues
Asset-Based	$27,260	$28,068	$55,857	$57,861
Asset-Light	1,890	3,385	3,949	6,947
Other and eliminations	(29,150)	(31,453)	(59,806)	(64,808)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$722,015	$802,622	$1,419,832	$1,507,933
Asset-Light	409,816	549,655	847,908	1,144,939
Other and eliminations	(28,367)	(30,585)	(58,182)	(63,089)
Total consolidated revenues	$1,103,464	$1,321,692	$2,209,558	$2,589,783
(1)	The 2022 amounts have been adjusted from those previously reported to correct the intersegment breakdown of certain revenues from customers and intersegment revenues between the segments. Adjustments made are not material.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$449,024	$442,875	$886,006	$857,780
Rents, purchased transportation, and other costs of services	415,712	538,238	845,317	1,116,087
Fuel, supplies, and expenses	124,148	129,505	246,766	239,864
Depreciation and amortization(1)	35,811	34,884	70,821	69,280
Contingent consideration(2)	(10,000)	—	5,040	810
Other	46,653	40,152	92,333	76,981
	$1,061,348	$1,185,654	$2,146,283	$2,360,802
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

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

On March 20, 2023, ABF Freight entered into a consent decree with the EPA (the “Consent Decree”) and, as a result, will pay a civil penalty of $0.5 million, including interest, to resolve alleged compliance issues under the federal Clean Water Act (the “CWA”). By the date of the Consent Decree, the Asset-Based service center facilities were in general compliance with the stormwater laws and have ensured compliance with applicable stormwater permits under the CWA. As a result of the Consent Decree, ABF Freight is in the process of internally developing an environmental stormwater management strategy, including the delineation of roles and responsibilities for stormwater compliance; developing procedures for tracking the permit process, including comprehensive employee training; implementing standard operating procedures; ensuring contractor awareness of stormwater laws; and tracking facility-specific corrective actions. The settlement expense for this matter was reserved within accrued expenses as of June 30, 2023 and December 31, 2022.

Other Events

During second quarter 2023, the Company received a Notice of Assessment from a state regarding an ongoing sales and use tax audit for the trailing time period of December 1, 2018 to March 31, 2021. This notice is in addition to the February 2021 Notice of Assessment from that state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of the assessments and has appealed the 2023 assessment on the same legal basis as the appeal filed in May 2021 for the prior Notice of Assessment. The Company has previously accrued an amount related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet our customers’ supply chain needs and help keep the global supply chain moving. Our operations are conducted through two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics®, and certain other subsidiaries. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q, are primarily to the Company and its subsidiaries on a consolidated basis.

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. Following the sale, FleetNet was reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on our discontinued operations, see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Labor Contract Agreement

On June 30, 2023, a new collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), the ABF National Master Freight Agreement (the “2023 ABF NMFA”), was ratified by a majority of ABF Freight’s IBT member employees. A majority of the supplements to the 2023 ABF NMFA also passed. Following ratification of the remaining supplements on July 7, 2023, the 2023 ABF NMFA was implemented on July 16, 2023, with wage increases retroactive to July 1, 2023. The 2023 ABF NMFA will remain in effect through June 30, 2028. The key provisions of the 2023 ABF NMFA are further discussed in the Asset-Based Segment Overview of the Asset-Based Operations section of Results of Operations.

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands, except per share data)
REVENUES
Asset-Based	$722,015	$802,622	$1,419,832	$1,507,933
Asset-Light	409,816	549,655	847,908	1,144,939
Other and eliminations	(28,367)	(30,585)	(58,182)	(63,089)
Total consolidated revenues	$1,103,464	$1,321,692	$2,209,558	$2,589,783

OPERATING INCOME
Asset-Based	$43,325	$116,656	$90,796	$196,690
Asset-Light	13,180	27,479	(911)	48,595
Other and eliminations	(14,389)	(8,097)	(26,610)	(16,304)
Total consolidated operating income	$42,116	$136,038	$63,275	$228,981

NET INCOME FROM CONTINUING OPERATIONS	$39,600	$101,542	$58,447	$169,550

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX(1)	843	919	53,279	2,480

NET INCOME	$40,443	$102,461	$111,726	$172,030

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.60	$3.97	$2.35	$6.58
Discontinued operations(1)	0.03	0.04	2.14	0.10
Total diluted earnings per common share	$1.64	$4.00	$4.49	$6.68
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. Includes an adjustment to the gain during the three months ended June 30, 2023 related to post-closing adjustments, including the resolution of certain post-close contingencies in second quarter 2023, resulting in a net gain on sale of FleetNet of $52.3 million (after-tax) or $2.10 diluted earnings per share for the six months ended June 30, 2023. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our consolidated revenues, which totaled $1,103.5 million and $2,209.6 million for the three and six months ended June 30, 2023, respectively, decreased 16.5% and 14.7%, respectively, compared to the same prior-year periods. The revenue decline is primarily attributable to lower market rates for shipping and logistics services in a softer market environment with more available capacity, compared to the prior-year period. The year-over-year decreases in consolidated revenues for the three and six months ended June 30, 2023, reflect decreases in our Asset-Based revenues of 10.0% and 5.8%, respectively, and decreases in Asset-Light revenues of 25.4% and 25.9%, respectively. The decreased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three and six months ended June 30, 2023, compared to the same periods of 2022, includes the impact of decreased intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a decrease in billed revenue per hundredweight, including fuel surcharges, of 11.0% and 7.7% for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, partially offset by a 0.9% and 1.8% per-day increase in tonnage, respectively. The decrease in total billed revenue per hundredweight reflects a decrease in fuel surcharge revenue associated with lower fuel prices and a change in business mix as the company focused on optimizing business levels through its dynamic pricing option for transactional LTL shipments as the volume of LTL-rated published shipments declined. Asset-Based daily shipments increased 4.2% and

6.0%, respectively, while weight per shipment decreased 3.1% and 4.0%, respectively, for the three and six months ended June 30, 2023, compared to the same prior-year periods.

The decrease in revenues of our Asset-Light segment for the three and six months ended June 30, 2023, compared to the same prior-year periods, reflects a 30.0% and 30.3% decrease in revenue per shipment, respectively, associated with an increase in available truckload capacity and repricing on contract customer accounts which resulted in lower rates due to softer market conditions, partially offset by a 3.5% and 2.3% increase in shipments per day, respectively. The Asset-Light operating segment generated approximately 36% and 37% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2023, respectively, compared to 41% and 43%, respectively, for the same periods of 2022.

Consolidated operating income totaled $42.1 million and $63.3 million for the three and six months ended June 30, 2023, respectively, compared to $136.0 million and $229.0 million, respectively, for the same periods of 2022. Operating expenses for the three- and six-month periods ended June 30, 2023, compared to the same prior-year periods, were impacted by lower purchased transportation costs in the Asset-Light and Asset-Based segments, offset partially by higher employee costs in the Asset-Based segment due to higher headcount. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated and Asset-Based segment results for the three and six months ended June 30, 2023 and 2022. These costs include the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section, which utilized Vaux™ – the innovative suite of hardware and software we launched to customers in March 2023, which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. In addition, certain costs related to our customer pilot offering of Vaux, which includes human-centered remote operation software, and other initiatives to optimize our performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by a total of $14.8 million (pre-tax), or $11.2 million (after-tax) and $0.45 per diluted share, for second quarter 2023, compared to $10.3 million (pre-tax), or $7.8 million (after-tax) and $0.30 per diluted share, for second quarter 2022. For the six months ended June 30, 2023, these costs impacted consolidated results by a total of $27.3 million (pre-tax), or $20.7 million (after-tax) and $0.83 per diluted share, compared to $20.0 million (pre-tax), or $15.1 million (after-tax) and $0.59 per diluted share, for the same period of 2022.

The liability for contingent earnout consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent earnout consideration increased consolidated results by $10.0 million (pre-tax), or $7.5 million (after-tax) and $0.30 per diluted share in the second quarter of 2023, with no comparable adjustment recognized in the second quarter of 2022. For the six months ended June 30, 2023, the quarterly remeasurements reduced consolidated results by $5.0 million (pre-tax), or $3.8 million (after-tax) and $0.15 per diluted share, compared to $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share, for the same period of 2022. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated operating results benefited from the sale of a portion of our Asset-Light segment’s moving labor services business in May 2021 which resulted in a gain of $0.4 million (pre-tax), or $0.3 million (after-tax) and $0.01 per diluted share, recognized for the three and six months ended June 30, 2022, upon release of the funds from escrow in second quarter 2022, with no comparable expense for 2023.

In addition to the above items, consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, changes in the fair value of our equity investment in Phantom Auto, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $1.1 million, or $0.04 per diluted share, and $2.6 million, or $0.10 per diluted share, for the three and six months ended June 30, 2023, respectively, compared to a decrease in net income of $2.7 million, or $0.11 per diluted share, and $3.5 million, or $0.14 per diluted share, for the same respective prior-year periods. We recorded an adjustment to the fair value of our equity investment in Phantom Auto, the leading provider of human-centered remote operation software, based on an observable price change during second quarter 2023, which increased consolidated net income by $2.8 million, or $0.11 per diluted share, for the three- and six-month periods ended June 30, 2023, with no comparable prior year impact. The change in fair value of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The vesting of restricted stock units resulted in a tax benefit of $3.9 million, or $0.16 per diluted share, and $4.9 million, or $0.20 per diluted share, for the three and six months ended June 30, 2023, respectively, compared to a tax benefit of $5.1 million, or $0.20 per diluted share, and $5.9 million, or $0.23 per diluted share, for the same periods of 2022.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment and changes in the fair value of contingent earnout consideration and equity investment, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)
Net income from continuing operations	$39,600	$101,542	$58,447	$169,550
Interest and other related financing costs	2,205	1,863	4,532	3,803
Income tax provision	9,074	30,179	13,772	52,447
Depreciation and amortization(1)	35,811	34,884	70,821	69,280
Amortization of share-based compensation	3,350	3,799	5,532	6,500
Change in fair value of contingent consideration(2)	(10,000)	—	5,040	810
Change in fair value of equity investment(3)	(3,739)	—	(3,739)	—
Gain on sale of subsidiary(4)	—	(402)	—	(402)
Consolidated Adjusted EBITDA from continuing operations	$76,301	$171,865	$154,405	$301,988
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents changes in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents increase in fair value of our investment in Phantom Auto, as previously discussed.
(4)	Gain relates to the contingent amount recognized in second quarter 2022 when the funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates one of North America’s largest less-than-truckload (“LTL”) networks providing freight transportation services. Our customers trust the LTL solutions that ABF Freight has provided for 100 years and rely on us to solve their transportation challenges. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity and provide better experiences for our customers.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and six months ended June 30, 2023 and 2022.

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

Tonnage per day (average daily shipment weight) –tonnage divided by the number of workdays in the period.

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

As of June 2023, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2018 ABF NMFA”), the collective bargaining agreement with the IBT, which remained in effect through the implementation date of the new agreement to allow for the ratification process to take place. As previously disclosed in the General section of MD&A, a new collective bargaining agreement, the 2023 ABF NMFA, was ratified on June 30, 2023, by a majority of ABF’s IBT member employees. A majority of the supplements to the 2023 ABF NMFA also passed. Following ratification of the remaining supplements on July 7, 2023, the 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023. The 2023 ABF NMFA will remain in effect through June 30, 2028.

The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The 2023 ABF NMFA provides for wage rate increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional sick days; and a new non-CDL employee classification. Under the new agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which includes annual contribution rate increases to multiemployer health and welfare and pension plans to which ABF Freight contributed under the 2018 ABF NMFA. Under the 2023 ABF NMFA, the combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA.

On July 30, 2023, one of our larger LTL competitors ceased operations. While the long-term impact of that competitor’s anticipated bankruptcy on our operations is largely unknown, in the short term, we have seen and expect to see market disruption as we manage through the possible increase in shipment levels as freight is redistributed in the market. We will evaluate this opportunity to strategically increase capacity to service customers. Although we continually evaluate our business mix to ensure revenue optimization, the resulting increase in revenues could be offset partially or entirely by the related increase in expenses to service shipment volumes. There can be no assurance that the prices we secure on these shipments will allow us to maintain the higher shipment volume.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	47.7%	40.9%	47.9%	42.5%
Fuel, supplies, and expenses	12.6	12.4	13.1	12.2
Operating taxes and licenses	2.0	1.6	2.0	1.7
Insurance	1.8	1.5	1.8	1.5
Communications and utilities	0.6	0.6	0.7	0.6
Depreciation and amortization	3.5	3.1	3.5	3.2
Rents and purchased transportation	14.1	15.1	13.6	14.9
Shared services	10.3	9.4	9.8	9.6
(Gain) loss on sale of property and equipment	0.1	(0.2)	—	(0.3)
Innovative technology costs(1)	1.1	1.0	1.0	1.0
Other	0.2	0.1	0.2	0.1
	94.0%	85.5%	93.6%	87.0%

Asset-Based Operating Income	6.0%	14.5%	6.4%	13.0%
(1)	Represents costs associated with the Vaux freight handling pilot test program at ABF Freight.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2023	2022	% Change	2023	2022	% Change
Workdays(1)	63.5	63.5		127.5	127.0
Billed revenue per hundredweight, including fuel surcharges	$40.72	$45.76	(11.0)%	$41.33	$44.77	(7.7)%
Tonnage	890,686	882,367	0.9%	1,732,204	1,695,097	2.2%
Tonnage per day	14,027	13,896	0.9%	13,586	13,347	1.8%
Shipments per day	20,946	20,108	4.2%	20,901	19,717	6.0%
Shipments per DSY hour	0.417	0.431	(3.2)%	0.424	0.432	(1.9)%
Pounds per shipment	1,339	1,382	(3.1)%	1,300	1,354	(4.0)%
Pounds per mile	18.99	19.20	(1.1)%	19.20	19.19	0.1%
Average length of haul (miles)	1,122	1,096	2.4%	1,109	1,088	1.9%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2023, totaled $722.0 million and $1,419.8 million, respectively, compared to $802.6 million and $1,507.9 million for the same periods of 2022. The decrease in revenues, compared to the prior year periods, primarily reflects a softer market environment and our response to market conditions, which included changes in the Asset-Based business mix. This change in mix, which focused on optimizing business levels through our dynamic pricing option for transactional LTL shipments, has resulted in an increase in shipments per day of 4.2% and 6.0% for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, despite the softer market. While shipment volumes have increased, billed revenue (as described in the Asset-Based Segment Overview) decreased 10.2% and 6.0% on a per-day basis for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily reflecting a 11.0% and 7.7% decrease, respectively, in total billed revenue per hundredweight, including fuel surcharges, partially offset by a 0.9% and 1.8%

increase, respectively, in tonnage per day. The decrease in revenues, compared to the prior-year periods, also reflects the decrease in fuel surcharge revenue associated with lower fuel prices. The number of workdays was the same in the second quarter of 2023, versus the second quarter of 2022, and was greater by half of a day in the first half of 2023, compared to the first half of 2022.

The 11.0% and 7.7% decrease in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, was negatively impacted by the softened pricing environment and the effect of dynamic-priced LTL-rated shipments being a higher proportion of total business than core or published LTL-rated business during the three and six months ended June 30, 2023. The percentage decrease in billed revenue per hundredweight, including fuel surcharges, on LTL-rated freight was in the low-double digits for the three months ended June 30, 2023, and in the high-single digits for the six months ended June 30, 2023, compared to the same periods of 2022. Total billed revenue per hundredweight on truckload-rated freight also decreased year-over-year for the three and six months ended June 30, 2023. Lower fuel surcharge revenue associated with decreased fuel prices, compared to prior year periods, negatively impacted the billed revenue per hundredweight measure during the three and six months ended June 30, 2023. The pricing environment continues to be rational, as pricing on core, published LTL-rated business, excluding fuel surcharges, increased by a percentage in the high-single digits for the three and six months ended June 30, 2023. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2023, increased approximately 3.1% and 3.5%, respectively, compared to the same periods of 2022. The percentage improvements in first and second quarter 2023 contractual pricing were lower than the year-over-year increases secured in 2022, which were historically high average price increases. The Asset-Based segment implemented general rate increases on its LTL base rate tariffs of 5.9% effective on November 7, 2022, although the rate changes vary by lane and shipment characteristics.

The 0.9% and 1.8% increase in tonnage per day for the three and six months ended June 30, 2023, respectively, compared to the same prior-year periods, primarily reflects an increase in shipment levels, offset by lower average weight per shipment on both LTL-rated and truckload-rated shipments. We began to experience a deceleration in demand trends during third quarter 2022. In this softer market environment, our dynamic pricing option for LTL-rated shipments allowed us to strategically fill empty network capacity. Total shipments increased 4.2% and 6.0% on a per-day basis for the three and six months ended June 30, 2023, compared to the same periods of 2022, primarily due to growth in dynamic-priced LTL-rated shipments, while truckload-rated shipments per day also increased in both periods, offset partially by lower published LTL-rated shipments reflecting reduced order quantities and smaller shipment sizes from existing customers. These changes in mix, combined with lower pricing on dynamic-priced LTL-rated shipments and truckload-rated shipments, drove the decrease in revenue per shipment. Management’s utilization of dynamic-priced LTL-rated business to optimize revenue and maintain more consistent business levels relative to available capacity in the Asset-Based network contributed to an increased proportion of LTL-rated shipments, which impacted the decline in the total weight per shipment metric for the three- and six-month periods ended June 30, 2023, compared to the same prior-year period.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 15 percentage points and 6 percentage points in the three- and six-month period ended June 30, 2023, respectively, compared to the same period of 2022. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $43.3 million and $90.8 million for the three and six months ended June 30, 2023, compared to $116.7 million and 196.7 million for the same periods of 2022. The Asset-Based segment’s operating ratio increased by 8.5 percentage points and 6.6 percentage points for the three and six months ended June 30, 2023, compared to the same prior-year period, primarily reflecting decreased revenues.

Innovative technology costs related to the Vaux freight handling pilot at ABF Freight impacted operating results of the Asset-Based segment by $8.3 million and $14.4 million for the three and six months ended June 30, 2023, compared to $8.0 million and $14.9 million for the same periods of 2022. In July 2023, the Company announced that the Vaux hardware pilot, which is operating in various stages in a limited number of locations, will be paused in the third quarter of 2023 at ABF Freight distribution centers in Kansas City, Missouri and Salt Lake City, Utah, as we refocus the highly-experienced Vaux implementation team’s efforts to training managers and employees on operational best practices. The Vaux software platform, which provides greater visibility into Asset-Based operations, will continue to be utilized in the Asset-Based network to drive efficiency, productivity, and service improvements. Vaux pilots will also continue at customer locations as early results are promising, and the Company has a growing number of Vaux pilot programs in customer test locations.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 47.7% and 47.9% of Asset-Based segment revenues for the three- and six-month period ended June 30, 2023, respectively compared to 40.9% and 42.5%, respectively, for the same periods of 2022. The increase in salaries, wages, and benefits as a percentage of revenue for the three and six months ended June 30, 2023, compared to the same prior-year periods, was partially offset by lower utilization of purchased transportation as discussed later in this section. Salaries, wages, and benefits increased $16.5 million and $38.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily due to higher headcount as additional drivers and service center personnel have been hired over the past year to support higher shipment levels. The addition of dynamic-priced LTL shipments, as previously discussed in the Asset-Based Revenues section, has enabled the segment to add incremental revenue and maintain headcount in the first half of 2023 despite the weaker economic environment, while also preserving system capacity for a market rebound. The increases in labor costs also reflect year-over-year increases in contractual wage and benefit contribution rates under the 2018 ABF NMFA. The contractual wage rate under the 2018 ABF NMFA increased 1.9%, effective July 1, 2022, and the average health, welfare, and pension benefit contribution rate increased approximately 2.5%, effective primarily on August 1, 2022.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact the efficiency of DSY tasks, including the effect of freight profile and mix changes, utilization of purchased transportation, and personnel inefficiencies. During the first half of 2023, changes in freight profile and mix, driven by dynamic LTL price-quoted shipments accounting for more of the total Asset-Based network shipments, continued to challenge productivity and, combined with the impact of lower utilization of purchased transportation, resulted in a decline in shipments per DSY hour for the three and six months ended June 30, 2023, of 3.2% and 1.9%, respectively. Although linehaul productivity improved for the second quarter of 2023, compared to the same prior-year period, pounds per mile decreased 1.1% reflecting the increase in length of haul and lower weight per shipment due to changes in freight profile. For the six months ended June 30, 2023, the year-over-year change in pounds per mile was flat, as the improvement in linehaul productivity offset the impact of the changes in freight profile.

Fuel, supplies, and expenses as a percentage of revenue increased 0.2 percentage point during the second quarter of 2023, compared to second quarter 2022, reflecting the impact of lower revenues, as these costs decreased $8.4 million due to lower fuel costs, partially offset by increased repairs and maintenance costs. For the six months ended June 30, 2023, fuel, supplies, and expenses as a percentage of revenue increased 0.9 percentage point, compared to the same period of 2022, as lower fuel costs were offset primarily by increased repairs and maintenance expenses. An increase in miles driven, delays in receiving new revenue equipment, and higher market-driven costs to repair and maintain revenue equipment units led to increased maintenance expenses in the first half of 2023, compared to the first half of 2022. Despite more miles driven as a result of the increase in shipment levels and less utilization of purchased transportation, lower fuel costs resulted in decreased fuel expenses during the first half of 2023, compared to the same period of 2022. The Asset-Based segment’s average fuel price per gallon (excluding taxes) during the three and six months ended June 30, 2023, decreased 36.3% and 20.9%, respectively.

Rents and purchased transportation as a percentage of revenue decreased 1.0 percentage point and 1.3 percentage points for the three and six months ended June 30, 2023, compared to the same periods of 2022, primarily due to focused reduction in the utilization of purchased transportation. Rail miles decreased approximately 2% and 5% for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022.

Shared services as a percentage of revenue increased 0.9 percentage point and 0.2 percentage point for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in shared services as a percentage of revenue was influenced by the effect of lower revenues as portions of operating expenses are fixed in nature and certain costs do not fluctuate with short-term changes in business levels. Shared service costs decreased $1.1 million and $3.7 million during the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, primarily due to the impact of lower business levels.

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

We are focused on growing and making strategic investments in our Asset-Light segment that enhance our service offerings and strengthen our customer relationships. Throughout our operations, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and adding capacity options for our customers. Our acquisition of MoLo, which was completed on November 1, 2021, accelerated the growth of our company by increasing the scale of truckload brokerage services offered within our Asset-Light segment and expanding our access to truckload capacity partners. We continue to develop our managed transportation solutions as part of our strategic efforts to cross-sell our service offerings and meet the demand for these services that include supply chain optimization. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

The revenues of our Asset-Light operating segment generated approximately 36% and 37% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2023, respectively, compared to approximately 41% and 43% for the same prior-year periods. The Asset-Light revenue decline for the three and six months ended June 30, 2023, compared to the same prior-year periods reflects market softness, which began in the second half of 2022.

Our Asset-Light segment is affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income for the three and six months ended June 30, 2023 and 2022.

The key indicators necessary to understand our Asset-Light operating segment are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Light segment:

●	Customer demand for logistics and premium transportation services combined with economic factors, which influence the number of shipments used to measure changes in business levels, primarily measured by:

Shipments per day – total shipments (excluding managed transportation solutions, as discussed below) divided by the number of working days during the period, compared to the same prior-year period.

●	Prices obtained for services, primarily measured by:

Revenue per shipment – total segment revenue divided by total segment shipments during the period (excluding managed transportation solutions, as discussed below), compared to the same prior-year period.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the Asset-Light segment exclude statistical data of our managed transportation solutions transactions. Shipments for managed transportation solutions comprised approximately 40% of the Asset-Light segment’s total shipments, while the business represented less than 20% of segment revenues for the three and six months ended June 30, 2023. Due to the nature of our managed transportation solutions, which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the Asset-Light segment exclude managed transportation services transactions.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	83.7%	81.5%	84.1%	83.5%
Supplies and expenses	0.8	0.8	0.9	0.7
Depreciation and amortization(1)	1.2	1.0	1.2	0.9
Shared services	12.0	10.6	11.8	9.5
Contingent consideration(2)	(2.4)	—	0.6	0.1
Gain on sale of subsidiary(3)	—	(0.1)	—	—
Other	1.5	1.2	1.5	1.1
	96.8%	95.0%	100.1%	95.8%

Asset-Light Segment Operating Income	3.2%	5.0%	(0.1)%	4.2%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.
(3)	Gain represents the contingent amount of $0.4 million recognized when the funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

A comparison of key operating statistics for the Asset-Light segment, excluding managed transportation shipments, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023

Revenue per shipment	(30.0%)	(30.3%)

Shipments per day	3.5%	2.3%

Asset-Light Revenues

Asset-Light segment revenues totaled $409.8 million and $847.9 million for the three and six months ended June 30, 2023, respectively, compared to $549.7 million and $1,144.9 million for the same periods of 2022. The segment’s revenues decreased 25.4% and 25.9% for the three and six months ended June 30, 2023, respectively, compared to the same prior-year periods. Current year results have been impacted by lower average revenue per shipment resulting from a softer market environment. Despite the increase in daily shipments resulting from growth in the truckload business, lower shipment rates drove the reduction in revenue.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated operating income of $13.2 million for the three months ended June 30, 2023, and an operating loss of $0.9 million for the six months ended June 30, 2023. Operating results were impacted by changes in fair value of the contingent earnout consideration related to the MoLo acquisition, which reduced expenses by $10.0 million in the second quarter of 2023 and increased expenses by $5.0 million for the first half of 2023. Operating income was $27.5 million and $48.6 million in the three and six months ended June 30, 2022, respectively. The year-over-year decline in operating results reflects the decrease in revenues and change in costs as described in the following paragraphs, including changes in fair value of the contingent earnout consideration.

Asset-Light Operating Expenses

Operating expenses decreased $125.5 million and $247.5 million, respectively, for the three and six months ended June 30, 2023, as purchased transportation buy rates steadily declined in the soft rate environment. Employee-related and outside service cost reductions have also been implemented to better align resources with business levels. Operating expenses as a percentage of revenue increased for the three and six months ended June 30, 2023, due to lower revenue, partially offset by lower operating expenses including purchased transportation costs.

The segment’s purchased transportation costs as a percentage of revenue increased by 2.2 percentage points and 0.6 percentage point for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, reflecting lower revenue, as purchased transportation costs were lower, as previously discussed. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Shared service costs as a percentage of revenue increased 1.4 percentage points and 2.3 percentage points for the three and six months ended June 30, 2023, respectively, compared to the same prior-year periods, due to the effect of lower revenue. Shared service costs decreased for the three and six months ended June 30, 2023, due primarily to management of employee costs to business levels; however, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service.

Contingent earnout consideration decreased as a percentage of revenue by 2.4 percentage points for the three months ended June 30, 2023, compared to the same prior-year period, due to the previously described $10.0 million decrease in fair value upon the second quarter 2023 remeasurement, which considered the impact of the continued soft market environment on the achievement of earnout targets in the near-term. Contingent earnout consideration increased as a percentage of revenue by 0.5 percentage point for the six months ended June 30, 2023, compared to the same period of 2022, due to the $5.0 million net increase in fair value during the first half of 2023, compared to an $0.8 million increase during the same prior-year period. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

	(in thousands)

Operating Income(1)	$13,180	$27,479	$(911)	$48,595
Depreciation and amortization(2)	5,085	5,468	10,153	10,648
Change in fair value of contingent consideration(3)	(10,000)	—	5,040	810
Gain on sale of subsidiary(4)	—	(402)	—	(402)
Asset-Light Adjusted EBITDA	$8,265	$32,545	$14,282	$59,651
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses which totaled $3.2 million and $6.4 million for both the three- and six-month periods ended June 30, 2023 and 2022, respectively, and is expected to total $12.8 million for full-year 2023, compared to $12.9 million in 2022.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)	Gain represents the contingent amount recognized when the funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

Current Economic Conditions

Economic conditions continue to be challenged by higher inflation levels and interest rates; supply chain challenges; a tight labor market; and geopolitical conflicts, including the war in Ukraine. Recession risk remains elevated as manufacturing and home sales continued to contract in the first half of 2023, following the U.S. Federal Reserve’s implementation of a tighter monetary policy in March 2022 in an effort to curb inflation, which included rapidly increasing interest rates and reducing its security holdings.

Recent economic measures continue to indicate slowing economic activity, which, combined with rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on July 27, 2023, the U.S. real gross domestic product increased at an annual rate of 2.4% for second quarter 2023. The Manufacturing Purchasing Managers’ Index (“Manufacturing PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 46.4% for July 2023, compared to 52.8% in July 2022. The July 2023 Manufacturing PMI marks the ninth month of economic contraction in the manufacturing sector following the 29-month period of growth in factory activity since the COVID-19 pandemic-related contractions in April and May 2020 and is the result of weak demand conditions and related low manufacturing outputs. The Industrial Production Index issued by the Federal Reserve increased at an annual rate of 0.7% for second quarter 2023. Our business has been impacted by the economic conditions indicated by these statistics as we respond to the softened economic environment, which has resulted in decelerating demand trends in our Asset-Based and Asset-Light businesses. There can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods.

Given uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions, including those regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The softer market environment and the increase in available truckload capacity, which we experienced during the first half of 2023, resulted in a year-over-year decline in market pricing for many of our services, as compared to the first half of 2022. There can be no assurance that we will be able to secure adequate prices from our customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above normal and historical levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs across a broad array of consumer goods. The year-over-year change in the consumer price index (“CPI”) declined to an increase of 3.0% before seasonal adjustment, in June 2023, slowing for the twelfth consecutive month, a direct market response to the Federal Reserve’s tighter monetary policy implemented in March 2022. Inflation is impacted by energy prices, including petroleum products, and food prices, which have moderated in recent months. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

The impact of supply chain disruptions and component shortages has limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-

unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We are piloting a small number of electric forklifts, electric yard tractors, and electric straight trucks at several ABF Freight service centers across our network. Electric tractors are significantly more expensive than new diesel tractors, and to comply with more stringent emissions standards, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. To address our environmental impact in our city pickup and delivery operations, during 2021 and 2022, we built, tested and, with the help of a third-party leading provider of AI-enabled analytics and intelligence solutions, implemented City Route Optimization (“CRO”) technology that identifies opportunities to optimize routes and reduce emissions. During the first half of 2023, we made substantial progress towards the planned implementation of CRO at our service centers. We are targeting completion of the CRO implementation project in third quarter 2023.

Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels, cause shipping delays or disruptions to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2022 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental, social and governance initiatives that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including denial of service, ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Any new or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology (“IT”) systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions, and any problems caused by or impacting these third parties, including cyberattacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments; cash generated by continuing operations; and borrowing capacity under our revolving credit facility or our accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	June 30	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents(1)	$187,286	$158,264
Short-term investments	153,116	167,662
Total	$340,402	$325,926

(1)	Represents amounts from continuing operations. Balances reflect the reclassification of FleetNet amounts to discontinued operations.

Cash, cash equivalents and short-term investments increased $14.5 million from December 31, 2022 to June 30, 2023, primarily reflecting proceeds from the sale of FleetNet, as further discussed in the General section of MD&A. Cash provided by operating activities during the six months ended June 30, 2023 was $103.8 million, compared to $184.6 million in the same prior-year period. Net income includes $58.4 million of net income from continuing operations and $53.3 million of net income from discontinued operations including the $52.3 million after-tax gain on the sale of FleetNet, net of transaction costs. Net income from continuing operations declined $111.1 million for the six months ended June 30, 2023, compared to the same period of 2022, primarily due to the decline in operating income, as previously discussed in the Results of Operations.

Our consolidated statements of cash flows presented for the six months ended June 30, 2023 and 2022, include cash flows from continuing operations and the discontinued operations of FleetNet. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the six-month periods ended June 30, 2023 and 2022.

Cash Flows from Continuing Operations

Changes in operating assets and liabilities, excluding income taxes, increased cash provided by operating activities by $25.4 million during the six months ended June 30, 2023, while reducing cash provided by operating activities by $57.0 million during the six months ended June 30, 2022. These changes were primarily due to a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses for the six months ended June 30, 2023, and an increase in accounts receivable, partially offset by an increase in accounts payable for the six months ended June 30, 2022.

The decreases in accounts receivable and accounts payable, compared to increases in the prior-year period, were primarily due to lower business levels and, for accounts receivable, improved collections in the six-month period ended

June 30, 2023. The larger decrease in accrued expenses at June 30, 2023 versus December 31, 2022, compared to the same prior-year period, was primarily related to higher payments in the first half of 2023 for certain union and nonunion performance-based incentive plans accrued at December 31, 2022, versus the payments in the first half of 2022 for accruals as of December 31, 2021, and the timing of wage and vacation accruals.

During the six-month period ended June 30, 2023, we funded $80.3 million of capital expenditures, net of proceeds from asset sales, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2023.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. Cash used to fund these promissory note payments during the six months ended June 30, 2023, was $35.1 million. During the six months ended June 30, 2023, we repurchased 453,296 shares of our common stock under our share repurchase program for an aggregate cost of $41.2 million. We also continued to return capital to our shareholders with our quarterly dividend payment, which totaled $5.8 million during the six months ended June 30, 2023. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

Net income from discontinued operations increased $50.8 million for the six months ended June 30, 2023, compared to the same period of 2022, primarily due to the $52.3 million after-tax gain on the sale of FleetNet, net of transaction costs. Net cash provided by operating activities of discontinued operations was $0.8 million during the six months ended June 30, 2023, compared to cash used in operating activities of $1.3 million during the six months ended June 30, 2022, reflecting the routine operations of FleetNet.

Net cash used in investing activities of discontinued operations was $0.4 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in financing activities of discontinued operations was $0.5 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $3.5 million for the same prior-year period. Net cash of discontinued operations for both investing and financing activities did not have a material effect on the operations disclosed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash activity for FleetNet has not materially impacted our operations in recent years, nor is the absence of cash flows from the discontinued operations of FleetNet expected to affect future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $3.5 million of revenue equipment through notes payable during the six months ended June 30, 2023. Future payments due under our notes payable totaled $194.7 million, including interest, as of June 30, 2023, for a decrease of $34.5 million from December 31, 2022.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2023. These purchase obligations totaled $198.0 million as of June 30, 2023, with $188.4 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of June 30, 2023, the amount of our purchase obligations has increased $97.1 million from December 31, 2022, primarily related to revenue equipment, which is included in our 2023 capital expenditure plan.

As of June 30, 2023, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $291.8 million, including imputed interest, for an increase of $59.0 million from December 31, 2022. The scheduled maturities of our operating lease liabilities as of June 30, 2023, are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10 Q. There have been no other material changes in the contractual obligations disclosed in our 2022 Annual Report on Form 10-K during the six months ended June 30, 2023. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

Our total capital expenditures for 2023, including amounts financed, are estimated to range from $270.0 million to $295.0 million, net of asset sales. These estimated expenditures include revenue equipment purchases of approximately $165.0 million, primarily for our Asset-Based operations, including $60.0 million of equipment purchases previously planned for 2022, which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2023 planned expenditures. The remainder of our 2023 expected capital expenditures includes investments in real estate and facility upgrades to support growth plans, as well as technology investments across the enterprise and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2023 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $125.0 million in 2023. The amortization of intangible assets is estimated to be approximately $13.0 million in 2023, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the geopolitical conflicts, competitive market factors, rising interest rates as a result of monetary policy and volatile energy prices, and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Cash, cash equivalents, and short-term investments totaled $340.4 million at June 30, 2023. Our revolving credit facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our revolving credit facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, as of June 30, 2023. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay the contingent earnout consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets of 80% to 300% for years 2023 through 2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively. The contingent earnout consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. As of June 30, 2023, we do not expect the target earnout for 2023 to be met. As such, the current portion of the liability for contingent earnout consideration was reduced to zero following the second quarter remeasurement. Due to the cumulative nature of the consideration arrangement, an amount relating to 2023 earnings could be payable through the catch-up period ending December 31, 2025 if the applicable targets are achieved. As of June 30, 2023, the fair value of contingent earnout consideration is estimated to be $117.0 million, representing the estimated present value of incremental EBITDA, as defined, based on Level 3 valuation techniques as disclosed in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On July 26, 2023, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 9, 2023. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

In February 2023, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. In March 2023, we entered into a 10b5-1 agreement for stock repurchases during our closed trading window extending from March 16, 2023 to May 2, 2023. During the six months ended June 30, 2023, we purchased 453,296 shares of our common stock for an aggregate cost of $41.2 million, including 305,751 shares for an aggregate cost of $28.0 million under the 10b5-1 agreement. The sale of FleetNet supports the return of capital to ArcBest’s shareholders, as a portion of the sale proceeds have been used to fund our share repurchases. As of June 30, 2023, $83.8 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We have an interest rate swap agreement in place, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2023, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable decreased $87.9 million from December 31, 2022 to June 30, 2023, reflecting lower revenue levels in June 2023 compared to December 2022, as previously discussed in the Results of Operations, and improved collections.

Prepaid and Refundable Income Taxes and Income Taxes Payable

Prepaid and refundable income taxes increased $20.0 million and income taxes payable decreased $16.0 million from December 31, 2022 to June 30, 2023, reflecting net tax payments in excess of tax accruals.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right of use assets of $28.1 million and the increase in operating lease liabilities, including current portion, of $31.1 million from December 31, 2022 to June 30, 2023, were primarily due to new leases and lease renewals during the six months ended June 30, 2023.

Accounts Payable

Accounts payable decreased $23.9 million from December 31, 2022 to June 30, 2023, primarily due to the timing of payments in June 2023 compared to December 2022, along with the impact of Asset-Light cost reductions to better align resources with business levels.

Accrued Expenses

Accrued expenses decreased $39.1 million from December 31, 2022 to June 30, 2023, primarily due to payments during the first half of 2023 of amounts accrued at December 31, 2022 for certain performance-based incentive plans and contributions to our defined contribution plan, offset partially by increases in wages and vacation accruals due primarily to higher headcount.

Long-term Debt

The $31.6 million decrease in long-term debt, including current portion, from December 31, 2022 to June 30, 2023 is primarily due to payments on notes payable of $35.1 million, net of equipment financed of $3.5 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. The liability for contingent earnout consideration increased $5.0 million from December 31, 2022 to June 30, 2023, due to the net increase in fair value following remeasurements during the first half of 2023.

Income Taxes

Our effective tax rate for continuing operations was 18.6% and 19.1% for the three and six months ended June 30, 2023 and 2022, respectively, compared to 22.9% and 23.6% for the same periods of 2022. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses and the cash surrender value of life insurance and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2023 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2023		2022		2023		2022

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$10,221	21.0%	$27,661	21.0%	$15,166	21.0%	$46,619	21.0%
Federal income tax effects of:
Nondeductible expenses and other	1,057	2.1%	1,145	0.9%	1,437	2.0%	2,177	1.0%
Alternative fuel credit	(319)	(0.7)%	—	—%	(657)	(0.9)%	—	—%
Increase in valuation allowances	2	—%	70	—%	27	—%	111	0.1%
Tax benefit from vested RSUs	(3,863)	(7.9)%	(5,061)	(3.8)%	(4,914)	(6.8)%	(5,931)	(2.7)%
Federal research and development tax credits	(19)	—%	(375)	(0.3)%	(38)	(0.1)%	(1,583)	(0.7)%
Life insurance proceeds and changes in cash surrender value	(228)	(0.5)%	569	0.4%	(542)	(0.7)%	736	0.3%
Federal income tax provision	$6,851	14.0%	$24,009	18.2%	$10,479	14.5%	$42,129	19.0%
State income tax provision	2,223	4.6%	6,170	4.7%	3,293	4.6%	10,318	4.6%
Total provision for income taxes for continuing operations	$9,074	18.6%	$30,179	22.9%	$13,772	19.1%	$52,447	23.6%

At June 30, 2023, we had $45.8 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2023 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, prepaid expenses, accelerated depreciation for tax purposes, gains and losses on sales of assets, and a significant number of liabilities such as vacation pay, workers’ compensation and third-party casualty claims, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2023 and 2022, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2023, we made federal, state, and foreign tax payments of $77.8 million, and received refunds of $1.7 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

The Company’s total effective tax rate was 22.3% and 23.6% for the six months ended June 30, 2023 and 2022, respectively, including discontinued operations, which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations was $0.3 million, or an effective tax rate of 25.5%, and $18.3 million, or an effective tax rate of 25.5%, for the three and six months ended June 30, 2023, respectively, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet. For the three and six months ended June 30, 2022, income tax expense reflected in discontinued operations was $0.4 million, or an effective tax rate of 30.2%, and $0.8 million, or an effective tax rate of 25.1%, respectively.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2022 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the six months ended June 30, 2023. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: the effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts; data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including the Vaux freight handling pilot test program at ABF Freight and our customer pilot offering of Vaux, including human-centered remote operation software; the loss or reduction of business from large customers; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, LLC, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; maintaining our corporate reputation and intellectual property rights; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; increasing costs due to inflation and rising interest rates; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

In February 2023, the Board increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $125.0 million and, in March 2023, executed a 10b5-1 agreement, allowing the Company to repurchase shares during the closed window extending from March 16, 2023 to May 2, 2023. During the six months ended June 30, 2023, the Company repurchased 453,296 shares of common stock for aggregate cost of $41.2 million, including 305,751 shares for an aggregate cost of $28.0 million under the 10b5-1 agreement. As of June 30, 2023 and December 31, 2022, the Company had $83.8 million and $26.5 million, respectively, remaining under the share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
4/1/2023-4/30/2023	171,967	$92.28	171,967	$95,038
5/1/2023-5/31/2023	127,240	88.64	127,240	$83,760
6/1/2023-6/30/2023	—	—	—	$83,760
Total	299,207	$90.73	299,207
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1

Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 4, 2023	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 4, 2023	/s/ J. Matthew Beasley
J. Matthew Beasley
Vice President — Chief Financial Officer and Treasurer
and Principal Financial Officer