Form 10-Q
period 2023-09-30
ARCBEST CORP /DE/
filed 2023-11-03
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2023
Common Stock, $0.01 par value	23,661,868 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2023	2022

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251,503	$158,264
Short-term investments	89,326	167,662
Accounts receivable, less allowances (2023 – $10,825; 2022 – $13,892)	469,490	517,494
Other accounts receivable, less allowances (2023 – $730; 2022 – $713)	10,984	11,016
Prepaid expenses	30,957	39,484
Prepaid and refundable income taxes	26,534	19,239
Current assets of discontinued operations	—	64,736
Other	11,342	11,888
TOTAL CURRENT ASSETS	890,136	989,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	430,263	401,840
Revenue equipment	1,094,183	1,038,832
Service, office, and other equipment	313,062	298,234
Software	169,434	167,164
Leasehold improvements	26,062	23,466
	2,033,004	1,929,536
Less allowances for depreciation and amortization	1,170,914	1,129,366
PROPERTY, PLANT AND EQUIPMENT, net	862,090	800,170
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	104,288	113,733
OPERATING RIGHT-OF-USE ASSETS	164,082	166,515
DEFERRED INCOME TAXES	7,618	6,342
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,097
OTHER LONG-TERM ASSETS	104,479	101,893
TOTAL ASSETS	$2,437,446	$2,494,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$245,899	$269,854
Income taxes payable	1,390	16,017
Accrued expenses	322,809	338,457
Current portion of long-term debt	66,862	66,252
Current portion of operating lease liabilities	31,414	26,225
Current liabilities of discontinued operations	—	51,665
TOTAL CURRENT LIABILITIES	668,374	768,470
LONG-TERM DEBT, less current portion	176,296	198,371
OPERATING LEASE LIABILITIES, less current portion	171,755	147,828
POSTRETIREMENT LIABILITIES, less current portion	12,167	12,196
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	781
CONTINGENT CONSIDERATION	99,200	112,000
OTHER LONG-TERM LIABILITIES	38,552	42,745
DEFERRED INCOME TAXES	50,369	60,494
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2023: 30,017,658 shares; 2022: 29,758,716 shares	300	298
Additional paid-in capital	338,368	339,582
Retained earnings	1,226,640	1,088,693
Treasury stock, at cost, 2023: 6,217,885 shares; 2022: 5,529,383 shares	(350,161)	(284,275)
Accumulated other comprehensive income	5,586	7,103
TOTAL STOCKHOLDERS’ EQUITY	1,220,733	1,151,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,437,446	$2,494,286

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,128,350	$1,275,730	$3,337,908	$3,865,513

OPERATING EXPENSES	1,083,259	1,160,394	3,229,542	3,521,196

OPERATING INCOME	45,091	115,336	108,366	344,317

OTHER INCOME (COSTS)
Interest and dividend income	3,946	1,127	10,604	1,579
Interest and other related financing costs	(2,236)	(1,755)	(6,768)	(5,558)
Other, net	89	(189)	6,907	(3,822)
	1,799	(817)	10,743	(7,801)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,890	114,519	119,109	336,516

INCOME TAX PROVISION	11,963	25,906	25,735	78,353

NET INCOME FROM CONTINUING OPERATIONS	34,927	88,613	93,374	258,163

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(10)	229	53,269	2,709

NET INCOME	$34,917	$88,842	$146,643	$260,872

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$1.46	$3.60	$3.87	$10.48
Discontinued operations	—	0.01	2.21	0.11
	$1.45	$3.61	$6.08	$10.59

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.42	$3.49	$3.77	$10.07
Discontinued operations	—	0.01	2.15	0.11
	$1.42	$3.50	$5.92	$10.18

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,004,255	24,605,228	24,119,449	24,640,706
Diluted	24,525,258	25,372,755	24,756,993	25,626,225

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(Unaudited)
	(in thousands)
NET INCOME	$34,917	$88,842	$146,643	$260,872

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax of: (2023 – Three-month period $86, Nine-month period $257) (2022 – Three-month period $49, Nine-month period $146)
Net actuarial gain	(247)	(141)	(741)	(422)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2023 – Three-month period $127, Nine-month period $277) (2022 – Three-month period $206, Nine-month period $844)	(360)	581	(781)	2,383
Change in foreign currency translation, net of tax of: (2023 – Three-month period $132, Nine-month period $3) (2022 – Three-month period $509, Nine-month period $595)	(376)	(1,436)	5	(1,682)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(983)	(996)	(1,517)	279

TOTAL COMPREHENSIVE INCOME	$33,934	$87,846	$145,126	$261,151

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30, 2023 and 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361
Net income				34,917				34,917
Other comprehensive loss, net of tax							(983)	(983)
Issuance of common stock under share-based compensation plans	10	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(34)					(34)
Share-based compensation expense			3,005					3,005
Purchase of treasury stock					235	(24,646)		(24,646)
Dividends declared on common stock				(2,887)				(2,887)
Balance at September 30, 2023	30,018	$300	$338,368	$1,226,640	6,218	$(350,161)	$5,586	$1,220,733

Balance at June 30, 2022	29,615	$296	$340,035	$968,417	5,109	$(250,510)	$4,974	$1,063,212
Net income				88,842				88,842
Other comprehensive loss, net of tax							(996)	(996)
Issuance of common stock under share-based compensation plans	133	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(6,096)					(6,096)
Share-based compensation expense			3,175					3,175
Purchase of treasury stock					232	(18,880)		(18,880)
Dividends declared on common stock				(2,965)				(2,965)
Balance at September 30, 2022	29,748	$297	$337,113	$1,054,294	5,341	$(269,390)	$3,978	$1,126,292

	Nine Months Ended September 30, 2023 and 2022
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				146,643				146,643
Other comprehensive loss, net of tax							(1,517)	(1,517)
Issuance of common stock under share-based compensation plans	259	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,056)					(10,056)
Share-based compensation expense			8,844					8,844
Purchase of treasury stock					689	(65,886)		(65,886)
Dividends declared on common stock				(8,696)				(8,696)
Balance at September 30, 2023	30,018	$300	$338,368	$1,226,640	6,218	$(350,161)	$5,586	$1,220,733

Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				260,872				260,872
Other comprehensive income, net of tax							279	279
Issuance of common stock under share-based compensation plans	388	3	(3)					—
Shares withheld for employee tax remittance on share-based compensation			(15,733)					(15,733)
Share-based compensation expense			9,816					9,816
Purchase of treasury stock					634	(50,117)		(50,117)
Forward contract for accelerated share repurchases			25,000		214	(25,000)		—
Dividends declared on common stock				(7,892)				(7,892)
Balance at September 30, 2022	29,748	$297	$337,113	$1,054,294	5,341	$(269,390)	$3,978	$1,126,292

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2023	2022

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$146,643	$260,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,711	95,169
Amortization of intangibles	9,631	9,691
Share-based compensation expense	8,590	9,816
Provision for losses on accounts receivable	2,621	5,065
Change in deferred income taxes	(10,880)	3,745
(Gain) loss on sale of property and equipment	1,134	(9,759)
Gain on sale of subsidiary	—	(402)
Pre-tax gain on sale of discontinued operations	(70,201)	—
Lease impairment charges	30,162	—
Change in fair value of contingent consideration	(12,800)	810
Change in fair value of equity investment	(3,739)	—
Changes in operating assets and liabilities:
Receivables	43,478	(54,889)
Prepaid expenses	8,640	7,550
Other assets	2,393	287
Income taxes	(22,051)	(11,068)
Operating right-of-use assets and lease liabilities, net	3,286	1,579
Accounts payable, accrued expenses, and other liabilities	(40,863)	31,983
NET CASH PROVIDED BY OPERATING ACTIVITIES	194,755	350,449

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(129,779)	(76,068)
Proceeds from sale of property and equipment	5,972	13,938
Proceeds from sale of discontinued operations	100,949	—
Business acquisition, net of cash acquired	—	2,279
Proceeds from the sale of subsidiary	—	475
Purchases of short-term investments	(80,353)	(145,254)
Proceeds from sale of short-term investments	160,570	48,161
Capitalization of internally developed software	(9,424)	(13,922)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	47,935	(170,391)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	58,000
Proceeds from notes payable	—	12,113
Payments on long-term debt	(52,489)	(99,567)
Net change in book overdrafts	(12,489)	2,102
Deferred financing costs	57	(53)
Payment of common stock dividends	(8,696)	(7,892)
Purchases of treasury stock	(65,886)	(50,117)
Payments for tax withheld on share-based compensation	(10,056)	(15,733)
NET CASH USED IN FINANCING ACTIVITIES	(149,559)	(101,147)

NET INCREASE IN CASH AND CASH EQUIVALENTS	93,131	78,911
Cash and cash equivalents of continuing operations at beginning of period	158,264	76,568
Cash and cash equivalents of discontinued operations at beginning of period	108	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,503	$155,531

NONCASH INVESTING ACTIVITIES
Equipment financed	$31,024	$57,241
Accruals for equipment received	$5,743	$5,587
Lease liabilities arising from obtaining right-of-use assets	$49,033	$78,324

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet customers’ supply chain needs and help keep the global supply chain moving. The Company’s operations are conducted through its two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 63% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2023. As of September 2023, approximately 82% of the Asset-Based segment’s employees were covered under the collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023 by a majority of ABF Freight’s IBT member employees. A majority of the 2023 ABF NMFA supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028.

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

Certain reclassifications have been made to the prior-year presentation of other long-term liabilities to conform to the current-year presentation of the contingent consideration liability on a separate line in the consolidated balance sheets. For the three- and nine-month periods ended September 30, 2022, intersegment revenues presented in Note J have been adjusted from those previously reported to correct the breakdown of certain revenues between segments. The adjustments made to the presentation are not material.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$160,671	$137,247
Variable rate demand notes(1)(2)	—	9,285
Money market funds(3)	90,832	11,732
Total cash and cash equivalents	$251,503	$158,264

Short-term investments
Certificates of deposit(1)	$69,421	$88,851
U.S. Treasury securities(4)	19,905	78,811
Total short-term investments	$89,326	$167,662

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. At September 30, 2023 and December 31, 2022, cash deposits and short-term investments which were neither FDIC insured nor direct obligations of the U.S. government totaled $70.2 million and $87.6 million, respectively. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2023		2022

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	193,158	188,841	214,623	207,778
New England Pension Fund withdrawal liability(3)	19,579	17,408	20,100	18,911
	$262,737	$256,249	$284,723	$276,689

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 6.1% and 5.3% at September 30, 2023 and December 31, 2022, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of September 30, 2023, the outstanding withdrawal liability totaled $19.6 million, of which $0.7 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$90,832	$90,832	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,072	4,072	—	—
Interest rate swap(3)	2,468	—	2,468	—
	$97,372	$94,904	$2,468	$—
Liabilities:
Contingent consideration(4)	99,200	—	—	99,200
	$99,200	$—	$—	$99,200

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$11,732	$11,732	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,982	3,982	—	—
Interest rate swap(3)	3,526	—	3,526	—
	$19,240	$15,714	$3,526	$—
Liabilities:
Contingent consideration(4)	112,000	—	—	112,000
	$112,000	$—	$—	$112,000

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2023 and December 31, 2022 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, executed in November 2021, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization for each of the years ended December 31, 2023, 2024, and 2025. At 100% of the target, the cumulative additional consideration for years 2023 through 2025 would be $215.0 million, with the possible undiscounted cash consideration due ranging from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. The estimated fair value of contingent earnout consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation, and amortization to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 14.5% and 14.0% as of September 30, 2023 and December 31, 2022, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. As of September 30, 2023, the contingent earnout consideration was recorded in long-term liabilities based on the September 30, 2023 remeasurement as achievement of the 2023 target is not expected. The decrease in fair value of contingent earnout consideration as of September 30, 2023, compared to December 31, 2022, reflects revised assumptions for business growth in 2024 and 2025, as well as the impact of continuing softer market conditions during 2023 and a higher discount rate at the September 30, 2023 remeasurement date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2022	$112,000
Change in fair value included in operating income	(12,800)
Balance at September 30, 2023	$99,200

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon the occurrence of certain events. During the nine months ended September 30, 2023, the Company remeasured the fair value of its equity investments in private entities upon an observable price change and remeasured certain long-lived operating lease right-of-use assets and leasehold improvements for which impairment charges were recognized during the period.

The following table provides the change in fair value of equity investments on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy:

Equity Investment(1)
(in thousands)
Balance at December 31, 2022	$25,000
Change in fair value included in operating income	3,739
Balance at September 30, 2023	$28,739
(1)	Represents the Company’s equity investment in Phantom Auto, a provider of human-centered remote operation software. The equity investment is accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allows for the investment to be recorded at cost, less any impairment and adjusted for observable price changes in orderly transactions for an identical or similar equity security of the same issuer. The $3.7 million increase in fair value of the Company’s equity investment was measured as of April 26, 2023, based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round. The fair value of the investment was estimated using a hybrid method of the Black-Scholes option pricing model and the probability-weighted expected return method. This method produces a per-share value based on a probability-weighted scenario analysis. The scenarios reflect changes to the liquidation preferences based on the potential liquidity event. The Black-Scholes option pricing model used various inputs, including expected volatility, expected term to liquidity, risk-free rate over the expected term, breakpoints values, and liquidation preferences.

The following table provides the changes in the long-lived assets measured on a nonrecurring basis for which impairment charges were recognized during the three and nine months ended September 30, 2023. The fair value measurements used inputs categorized in Level 3 of the fair value hierarchy.

		Lease
	Carrying Value	Impairment Charges(1)	Fair Value

	(in thousands)
Operating right-of-use assets	$48,417	$(28,124)	$20,293
Leasehold improvements	3,874	(2,038)	1,836
	$52,291	$(30,162)	$22,129

(1)	During the third quarter of 2023, the Company recorded impairment charges of $30.2 million related to operating right-of-use assets and leasehold improvements associated with a freight handling pilot facility, a service center, and office spaces that were made available for sublease. The fair value of these asset groups was estimated at September 1, 2023, using a discounted cash flow method utilizing market-participant discount rates ranging from 7.5% to 9.5% and certain unobservable inputs, including estimated cash flows based on anticipated future sublease terms as determined using third-party real estate broker quotes. See Note F for additional discussion related to these impairment charges.

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

The following table summarizes the financial results from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
Revenues	$—	$76,101	$55,929	$214,321

Operating expenses
(Gain) loss on sale of business(1)	14	—	(70,201)	—
Other	—	75,676	54,623	210,604
	14	75,676	(15,578)	210,604

Operating income (loss)	(14)	425	71,507	3,717

Other income, net(2)	—	25	17	42

Income (loss) from discontinued operations before income taxes	(14)	450	71,524	3,759

Income tax provision (benefit)	(4)	221	18,255	1,050

Income (loss) from discontinued operations, net of tax	$(10)	$229	$53,269	$2,709
(1)	The gain recognized for the three and nine months ended September 30, 2023 includes post-closing adjustments, including the resolution of certain post-close contingencies in the second quarter of 2023. The total pre-tax gain of $70.2 million for the nine months ended September 30, 2023, includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses.
(2)	Includes interest income, net of interest expense, of which the amounts are immaterial for all periods presented.

The following table summarizes the assets and liabilities from discontinued operations:

December 31, 2022
(in thousands)
Cash and cash equivalents	$108
Accounts receivable, net	63,022
Other current assets	1,606
Total current assets of discontinued operations	$64,736

Property, plant and equipment, net	10,350
Goodwill	630
Intangible assets, net	63
Other long-term assets	54
Total long-term assets of discontinued operations	$11,097

Accounts payable	47,687
Income taxes payable	613
Accrued expenses	3,365
Total current liabilities of discontinued operations	$51,665

Deferred tax liability	781
Total long-term liabilities of discontinued operations	$781

Cash flows from discontinued operations of FleetNet were as follows:

	Nine Months Ended
	September 30
	2023	2022

	(in thousands)
Net cash provided by operating activities(1)	$762	$796
Net cash used in investing activities(2)	(397)	(2,781)
Net cash provided by (used in) financing activities	(473)	2,004
Net increase (decrease) in cash and cash equivalents	$(108)	$19
(1)	Includes depreciation and amortization expense of $0.4 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. Also includes share-based compensation expense for the nine months ended September 30, 2023 of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	Includes purchases of property, plant and equipment of $0.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The December 31, 2022 balance has been adjusted to reclassify the $0.6 million of goodwill related to FleetNet to discontinued operations. The remaining goodwill balance of $304.8 million at both September 30, 2023 and December 31, 2022, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Intangible assets consisted of the following:

		September 30, 2023			December 31, 2022
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$49,251	$50,328	$99,579	$42,933	$56,646
Other	8	30,092	8,432	21,660	29,914	5,127	24,787
	11	129,671	57,683	71,988	129,493	48,060	81,433
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$161,971	$57,683	$104,288	$161,793	$48,060	$113,733

As of September 30, 2023, the future amortization of intangible assets was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2023	$3,197
2024	12,790
2025	12,790
2026	8,683
2027	7,259
Thereafter	27,269
Total amortization	$71,988

NOTE E – INCOME TAXES

The Company’s total effective tax rate was 25.5% and 23.1% for the three and nine months ended September 30, 2023, respectively, compared to 22.7% and 23.3% for the same periods of 2022, including discontinued operations which are further discussed in Note C. The effective tax rate from continuing operations was 25.5% and 21.6% for the three and nine months ended September 30, 2023, respectively, compared to 22.6% and 23.3% for the same periods of 2022. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2023 and 2022, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, the federal research and development tax credit, changes in tax valuation allowances, the federal alternative fuel tax credit and the tax benefit from the vesting of stock awards.

As of September 30, 2023, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2023, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, the Company paid federal, state, and foreign income taxes of $78.3 million and $87.5 million, respectively, and received refunds of federal and state income taxes that were paid in prior years of $1.7 million and $1.2 million, respectively.

Income tax reflected in discontinued operations was a tax benefit of less than $0.1 million, or an effective tax benefit rate of 25.5%, and tax expense of $18.3 million, or an effective tax rate of 25.5%, for the three and nine months ended September 30, 2023, respectively, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet. For the three and nine months ended September 30, 2022, income tax expense reflected in discontinued operations was $0.2 million, or an effective tax rate of 49.1%, and $1.1 million, or an effective tax rate of 27.9%, respectively.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
Operating lease expense	$9,880	$8,666	$29,094	$23,116
Variable lease expense	1,792	1,176	5,094	3,220
Sublease income	(49)	(286)	(168)	(544)
Total operating lease expense(1)	$11,623	$9,556	$34,020	$25,792
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended
	September 30
	2023	2022

	(in thousands)
Noncash change in operating right-of-use assets	$25,836	$20,356
Change in operating lease liabilities	(22,550)	(18,777)
Operating right-of-use-assets and lease liabilities, net	$3,286	$1,579

Cash paid for amounts included in the measurement of operating lease liabilities	$(25,738)	$(21,526)

Maturities of operating lease liabilities at September 30, 2023, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2023	$9,908	$9,810	$98
2024	38,264	37,947	317
2025	34,301	34,278	23
2026	31,535	31,535	—
2027	25,418	25,418	—
Thereafter	99,524	99,524	—
Total lease payments	238,950	238,512	438
Less imputed interest	(35,781)	(35,771)	(10)
Total	$203,169	$202,741	$428
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of September 30, 2023, totaling $51.3 million, which will be paid over approximately 10 years.

Lease Impairment Charges

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the third quarter of 2023, the Company evaluated for impairment certain long-lived operating right-of-use assets that were made available for sublease. The assets evaluated for impairment include the right-of-use assets and leasehold improvements for a service center within the Asset-Based segment from which operations were relocated to a recently purchased facility; certain office spaces within the Asset-Light segment that have been vacated as a cost reduction measure in light of ongoing market changes impacting the Asset-Light business and changing employee work location trends; and certain leased facilities reported within “Other and eliminations” utilized for the service center operations of a freight handling pilot location, as operations transitioned back to the owned Asset-Based service center facility where they had previously been located, following the pause of the hardware pilot program at ABF Freight.

After determining the carrying values of these asset groups were not recoverable, impairment was measured and lease impairment charges were recognized for the amount by which the carrying value exceeded the fair value of the asset groups. To estimate the fair value of the asset groups, the Company relied on a discounted cash flow method utilizing market-participant discount rates estimated with Level 3 inputs (see Note B).

As a result of these evaluations, the Company recognized $30.2 million of lease impairment charges as a component of operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023. The impairment losses recorded include $28.1 million related to the operating right-of-use assets with the remaining amount related to leasehold improvements. The Company determined the right-of-use assets and leasehold improvements are not or will not be abandoned, as there is a plan to sublease the properties, and the right-of-use assets will continue to be classified as held and used.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), certain other equipment, and software as follows:

	September 30	December 31
	2023	2022

	(in thousands)
Credit Facility (interest rate of 6.5%(1) at September 30, 2023)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.7% at September 30, 2023)	193,158	214,623
	243,158	264,623
Less current portion	66,862	66,252
Long-term debt, less current portion	$176,296	$198,371

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of both September 30, 2023 and December 31, 2022.

Scheduled maturities of long-term debt obligations as of September 30, 2023, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$76,410	$3,336	$73,074
Due after one year through two years	60,059	2,897	57,162
Due after two years through three years	43,696	2,651	41,045
Due after three years through four years	30,247	2,639	27,608
Due after four years through five years	58,531	50,044	8,487
Due after five years	70	—	70
Total payments	269,013	61,567	207,446
Less amounts representing interest	25,855	11,567	14,288
Long-term debt	$243,158	$50,000	$193,158
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable were included in property, plant and equipment as follows:

	September 30	December 31
	2023	2022

	(in thousands)
Revenue equipment	$311,646	$294,700
Service, office, and other equipment	38,138	41,522
Total assets securing notes payable	349,784	336,222
Less accumulated depreciation	137,122	119,244
Net assets securing notes payable	$212,662	$216,978

Financing Arrangements

Credit Facility

As of September 30, 2023, the Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of up to $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of September 30, 2023, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2023.

Interest Rate Swap

As noted in the table above, the Company has an interest rate swap agreement with a $50.0 million notional amount, which will end on October 1, 2024. The Company will receive floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The fair value of the interest rate swap of $2.5 million and $3.5 million was recorded in other long-term assets at September 30, 2023 and December 31, 2022, respectively.

The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at September 30, 2023 and December 31, 2022, and the change in the unrealized gain or loss on the interest rate swap for the three and nine months ended September 30, 2023 and 2022 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at September 30, 2023.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million to be provided under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2023.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue, standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2023, standby letters of credit of $10.0 million have been issued under the program, which reduced the available borrowing capacity to $40.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2023, the Company had letters of credit outstanding of $10.6 million (including $10.0 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2023, surety bonds outstanding related to the self-insurance program totaled $58.8 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment and other equipment through promissory note arrangements, including $27.5 million and $31.0 million for revenue equipment during the three and nine months ended September 30, 2023, respectively.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30	December 31
	2023	2022

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$8,289	$9,287
Interest rate swap	2,468	3,526
Foreign currency translation	(3,239)	(3,247)

Total	$7,518	$9,566

After-tax amounts:
Unrecognized net periodic benefit credit	$6,155	$6,896
Interest rate swap	1,823	2,604
Foreign currency translation	(2,392)	(2,397)

Total	$5,586	$7,103

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2023 and 2022:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(776)	—	(781)	5
Amounts reclassified from accumulated other comprehensive income	(741)	(741)	—	—
Net current-period other comprehensive income (loss)	(1,517)	(741)	(781)	5

Balances at September 30, 2023	$5,586	$6,155	$1,823	$(2,392)

Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	701	—	2,383	(1,682)
Amounts reclassified from accumulated other comprehensive income	(422)	(422)	—	—
Net current-period other comprehensive income (loss)	279	(422)	2,383	(1,682)

Balances at September 30, 2022	$3,978	$3,738	$2,692	$(2,452)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Nine Months Ended September 30
	2023	2022

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$998	$568
Tax expense	(257)	(146)
Total, net of tax	$741	$422

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2023		2022
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,915	$0.08	$1,978
Second quarter	$0.12	$2,894	$0.12	$2,949
Third quarter	$0.12	$2,887	$0.12	$2,965

On October 25, 2023, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 8, 2023.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2022, the Company had $26.5 million available for repurchases of its common stock in total under the share repurchase program. In February 2023, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million. In March 2023, the Company executed a 10b5-1 plan allowing for stock repurchases during the closed trading window extending from March 16, 2023 to May 2, 2023. In September 2023, the Company executed a second 10b5-1 plan extending from September 18, 2023 to October 31, 2023.

During the nine months ended September 30, 2023, the Company repurchased 688,502 shares for an aggregate cost of $65.9 million, including 348,799 shares for an aggregate cost of $32.3 million under both 10b5-1 plans. The Company had $59.1 million remaining under its share repurchase program as of September 30, 2023. Subsequent to September 30, 2023 through November 2, 2023, the Company settled repurchases of 137,905 shares for an aggregate cost of $13.6 million under its 10b5-1 plan executed in September 2023.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$34,927	$88,613	$93,374	$258,163
Net income (loss) from discontinued operations	(10)	229	53,269	2,709
Net income	$34,917	$88,842	$146,643	$260,872
Denominator:
Weighted-average shares	24,004,255	24,605,228	24,119,449	24,640,706

Basic earnings per common share
Continuing operations	$1.46	$3.60	$3.87	$10.48
Discontinued operations	—	0.01	2.21	0.11
Total basic earnings per common share(1)	$1.45	$3.61	$6.08	$10.59

Diluted
Numerator:
Net income from continuing operations	$34,927	$88,613	$93,374	$258,163
Net income (loss) from discontinued operations	(10)	229	53,269	2,709
Net income	$34,917	$88,842	$146,643	$260,872
Denominator:
Weighted-average shares	24,004,255	24,605,228	24,119,449	24,640,706
Effect of dilutive securities	521,003	767,527	637,544	985,519
Adjusted weighted-average shares and assumed conversions	24,525,258	25,372,755	24,756,993	25,626,225

Diluted earnings per common share
Continuing operations	$1.42	$3.49	$3.77	$10.07
Discontinued operations	—	0.01	2.15	0.11
Total diluted earnings per common share(1)	$1.42	$3.50	$5.92	$10.18

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

NOTE J – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make operating decisions. Management uses revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years, including the three and nine months ended September 30, 2023 and 2022.

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to managed transportation solutions and other services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in ground truckload, expedite, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
REVENUES
Asset-Based	$741,186	$791,531	$2,161,018	$2,299,464
Asset-Light	419,312	515,235	1,267,220	1,660,174
Other and eliminations	(32,148)	(31,036)	(90,330)	(94,125)
Total consolidated revenues	$1,128,350	$1,275,730	$3,337,908	$3,865,513

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$357,582	$332,359	$1,037,725	$973,924
Fuel, supplies, and expenses	91,493	97,279	276,678	281,406
Operating taxes and licenses	13,865	13,089	41,938	38,405
Insurance	13,654	13,180	39,816	35,808
Communications and utilities	4,729	4,794	14,586	14,129
Depreciation and amortization	26,537	24,117	76,721	72,885
Rents and purchased transportation	79,233	123,714	271,899	348,249
Shared services	70,699	72,286	209,780	215,020
(Gain) loss on sale of property and equipment and lease impairment charges(1)	540	(5,910)	905	(9,975)
Innovative technology costs(2)	7,300	6,068	21,711	20,982
Other	731	1,243	3,640	2,629
Total Asset-Based	666,363	682,219	1,995,399	1,993,462

Asset-Light
Purchased transportation	365,217	425,567	1,078,482	1,382,107
Supplies and expenses	2,773	4,378	10,193	11,907
Depreciation and amortization(3)	5,097	5,072	15,250	15,720
Shared services	47,411	56,371	147,825	164,554
Contingent consideration(4)	(17,840)	—	(12,800)	810
Lease impairment charges(5)	14,407	—	14,407	—
Gain on sale of subsidiary(6)	—	—	—	(402)
Other	5,951	8,463	18,478	21,499
Total Asset-Light	423,016	499,851	1,271,835	1,596,195

Other and eliminations(7)	(6,120)	(21,676)	(37,692)	(68,461)
Total consolidated operating expenses	$1,083,259	$1,160,394	$3,229,542	$3,521,196

(1)	The three and nine months ended September 30, 2023 include a $0.7 million noncash lease-related impairment charge for a service center. The three and nine months ended September 30, 2022 include a $4.3 million noncash gain on a like-kind property exchange of a service center, with the remaining gains related primarily to sales of replaced equipment.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight. The decision was made to pause the pilot during third quarter 2023, as previously announced.
(3)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(4)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B). The decrease in fair value for third quarter 2023 and the net decrease in fair value for the nine months ended September 30, 2023 reflect the impact of continuing softer market conditions in 2023 and revised business growth assumptions for 2024 and 2025 on the forecasts utilized at the September 30, 2023 remeasurement date.
(5)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease.
(6)	Gain relates to the contingent amount recognized in second quarter 2022 when funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.
(7)	“Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
OPERATING INCOME (LOSS)
Asset-Based	$74,823	$109,312	$165,619	$306,002
Asset-Light	(3,704)	15,384	(4,615)	63,979
Other and eliminations(1)	(26,028)	(9,360)	(52,638)	(25,664)
Total consolidated operating income	$45,091	$115,336	$108,366	$344,317

OTHER INCOME (COSTS)
Interest and dividend income	$3,946	$1,127	$10,604	$1,579
Interest and other related financing costs	(2,236)	(1,755)	(6,768)	(5,558)
Other, net(2)	89	(189)	6,907	(3,822)
Total other income (costs)	1,799	(817)	10,743	(7,801)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$46,890	$114,519	$119,109	$336,516
(1)	“Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.
(2)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement health benefit plan and proceeds and changes in cash surrender value of life insurance policies. For the nine months ended September 30, 2023, includes a $3.7 million fair value increase related to the Company’s equity investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022(1)	2023	2022(1)

	(in thousands)
Revenues from customers
Asset-Based	$709,126	$761,616	$2,073,101	$2,211,688
Asset-Light	417,744	512,745	1,261,703	1,650,737
Other	1,480	1,369	3,104	3,088
Total consolidated revenues	$1,128,350	$1,275,730	$3,337,908	$3,865,513

Intersegment revenues
Asset-Based	$32,060	$29,915	$87,917	$87,776
Asset-Light	1,568	2,490	5,517	9,437
Other and eliminations	(33,628)	(32,405)	(93,434)	(97,213)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$741,186	$791,531	$2,161,018	$2,299,464
Asset-Light	419,312	515,235	1,267,220	1,660,174
Other and eliminations	(32,148)	(31,036)	(90,330)	(94,125)
Total consolidated revenues	$1,128,350	$1,275,730	$3,337,908	$3,865,513
(1)	The 2022 amounts have been adjusted from those previously reported to correct the intersegment breakdown of certain revenues from customers and intersegment revenues between the segments. Adjustments made are not material.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$456,022	$444,164	$1,342,028	$1,301,944
Rents, purchased transportation, and other costs of services	410,436	517,106	1,255,753	1,633,193
Fuel, supplies, and expenses	122,700	125,349	369,466	365,213
Depreciation and amortization(1)	37,141	34,229	107,962	103,509
Contingent consideration(2)	(17,840)	—	(12,800)	810
Lease impairment charges(3)	30,162	—	30,162	—
Other	44,638	39,546	136,971	116,527
	$1,083,259	$1,160,394	$3,229,542	$3,521,196
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(3)	Represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.

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

On March 20, 2023, ABF Freight entered into a consent decree with the EPA (the “Consent Decree”) to resolve alleged compliance issues under the federal Clean Water Act (the “CWA”) and, as a result, paid civil penalties of $0.5 million, including interest, during the third quarter of 2023. The estimated settlement expense for this matter was reserved within accrued expenses as of December 31, 2022. By the date of the Consent Decree, the Asset-Based service center facilities were in general compliance with the stormwater laws and have ensured compliance with applicable stormwater permits under the CWA. ABF Freight has internally developed an environmental stormwater management strategy, including the delineation of roles and responsibilities for stormwater maintenance and compliance; developing procedures for tracking the permit process, including comprehensive employee training; implementing standard operating procedures; ensuring contractor awareness of stormwater laws; and tracking facility-specific corrective actions throughout the term of the Consent Decree.

Other Events

During second quarter 2023, the Company received a Notice of Assessment from a state regarding an ongoing sales and use tax audit for the trailing time period of December 1, 2018 to March 31, 2021. This notice is in addition to the February 2021 Notice of Assessment from that state pertaining to uncollected sales and use tax, including interest and penalties, for the period September 1, 2016 to November 30, 2018. The Company does not agree with the basis of these assessments and filed an appeal for the 2023 assessment in October 2023 on the same legal basis as the appeal filed in May 2021 for the earlier assessment. The Company has previously accrued an amount related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

The Company is working to settle a dispute relating to the classification of exempt versus nonexempt status for certain MoLo employees. To date, no lawsuit has been filed against MoLo or the Company. However, the Company believes that a loss related to this matter is reasonably possible. The Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time; however, it is reasonably possible that such amounts could be material to the Company’s financial condition, results of operations, or cash flows.

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands, except per share data)
REVENUES
Asset-Based	$741,186	$791,531	$2,161,018	$2,299,464
Asset-Light	419,312	515,235	1,267,220	1,660,174
Other and eliminations	(32,148)	(31,036)	(90,330)	(94,125)
Total consolidated revenues	$1,128,350	$1,275,730	$3,337,908	$3,865,513

OPERATING INCOME (LOSS)
Asset-Based	$74,823	$109,312	$165,619	$306,002
Asset-Light	(3,704)	15,384	(4,615)	63,979
Other and eliminations	(26,028)	(9,360)	(52,638)	(25,664)
Total consolidated operating income	$45,091	$115,336	$108,366	$344,317

NET INCOME FROM CONTINUING OPERATIONS	$34,927	$88,613	$93,374	$258,163

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX(1)	(10)	229	53,269	2,709

NET INCOME	$34,917	$88,842	$146,643	$260,872

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.42	$3.49	$3.77	$10.07
Discontinued operations(1)	—	0.01	2.15	0.11
Total diluted earnings per common share	$1.42	$3.50	$5.92	$10.18
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The nine-month period ended September 30, 2023 includes the net gain on sale of FleetNet of $52.3 million (after-tax) or $2.11 diluted earnings per share. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our consolidated revenues, which totaled $1,128.4 million and $3,337.9 million for the three and nine months ended September 30, 2023, respectively, decreased 11.6% and 13.6%, respectively, compared to the same prior-year periods. The revenue declines are primarily attributable to lower market rates for shipping and logistics services in a softer market environment with more available capacity, compared to the prior-year periods. The year-over-year decreases in consolidated revenues for the three and nine months ended September 30, 2023 reflect decreases in our Asset-Based revenues of 6.4% and 6.0%, respectively, and decreases in Asset-Light revenues of 18.6% and 23.7%, respectively. The elimination of revenues reported in the “Other and eliminations” line of consolidated revenues increased 3.6% for the three months ended September 30, 2023 and decreased 4.0% for the nine months ended September 30, 2023, compared to the same periods of 2022, reflecting year-over-year changes in intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a 6.3% per-day decrease in tonnage, partially offset by a 1.9% increase in billed revenue per hundredweight, including fuel surcharges, for the three months ended September 30, 2023, compared to the same period of 2022, and a 4.7% decrease in billed revenue per hundredweight, including fuel surcharges, and a 0.9% per-day decrease in tonnage for the nine months ended September 30, 2023, compared to the same prior-year period. The change in total billed revenue per hundredweight reflects a decrease in fuel surcharge revenue associated with lower fuel prices and changes in business mix. During the first half of 2023, the company increased utilization of dynamically priced, transactional LTL shipments as the volume of LTL-rated published shipments declined. Following the shutdown of one of our larger LTL competitors in late July 2023 (as further discussed in the Asset-Based Overview within the Asset-Based Operations section) and the resulting decline in LTL industry carrier capacity, our Asset-Based segment experienced an increase in demand for its core, published LTL business and was able to secure these shipments at profitable rates. This increase in published LTL-rated shipments and resulting decrease in transactional business positively impacted the Asset-Based business mix for the third quarter of 2023. For the three and nine months ended September 30, 2023, Asset-Based daily shipments increased 1.5% and 4.5%, respectively, while weight per shipment decreased 7.7% and 5.1%, respectively, compared to the same prior-year periods.

The decrease in revenues of our Asset-Light segment for the three and nine months ended September 30, 2023, compared to the same prior-year periods, reflects a 22.8% and 28.0% decrease in revenue per shipment, respectively. The revenue decrease was impacted by changes in business mix associated with softer market conditions, partially offset by a 3.7% and 2.7% increase in shipments per day, respectively, resulting from growth in the truckload business. The Asset-Light operating segment generated approximately 36% and 37% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2023, respectively, compared to approximately 39% and 42%, respectively, for the same periods of 2022.

Consolidated operating income totaled $45.1 million and $108.4 million for the three and nine months ended September 30, 2023, respectively, compared to $115.3 million and $344.3 million, respectively, for the same periods of 2022. Operating expenses for the three- and nine-month periods ended September 30, 2023, compared to the same prior-year periods, were impacted by lower purchased transportation costs in the Asset-Light and Asset-Based segments and lower employee costs in the Asset-Light segment due to the alignment of costs to business levels, offset partially by higher employee costs in the Asset-Based segment due to union wage rate increases and higher headcount. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated and Asset-Based segment results for the three and nine months ended September 30, 2023 and 2022. These costs include the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. In March 2023, we launched our customer offering of Vaux™ – the innovative suite of hardware and software, which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize our performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. These combined innovative technology costs impacted consolidated results by a total of $14.1 million (pre-tax), or $10.6 million (after-tax) and $0.43 per diluted share, for third quarter 2023, compared to $10.1 million (pre-tax), or $7.6 million (after-tax) and $0.30 per diluted share, for third quarter 2022. For the nine months ended September 30, 2023, these costs impacted consolidated results by a total of $41.4 million (pre-tax), or $31.3 million (after-tax) and $1.26 per diluted share, compared to $30.1 million (pre-tax), or $22.7 million (after-tax) and $0.89 per diluted share, for the same period of 2022.

The liability for contingent earnout consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement of the contingent earnout consideration increased consolidated results by $17.8 million (pre-tax), or $13.4 million (after-tax) and $0.55 per diluted share in the third quarter of 2023, with no comparable adjustment recognized in the third quarter of 2022. For the nine months ended September 30, 2023, the quarterly remeasurements increased consolidated results by $12.8 million (pre-tax), or $9.6 million (after-tax) and $0.39 per diluted share, while quarterly remeasurements reduced consolidated operating results by $0.8 million (pre-tax), or $0.6 million (after-tax) and $0.02 per diluted share, for the same period of 2022. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company recognized lease impairment charges during the third quarter of 2023 related to a freight handling pilot facility, a service center, and certain office spaces that were made available for sublease, as further described within Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2023, lease impairment charges reduced operating results by $30.2 million (pre-tax), or $22.6 million (after-tax), and $0.92 per diluted share and $0.91 per diluted share for the three and nine months ended September 30, 2023, respectively. Remeasurement of the right-of-use assets and leasehold improvements is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, changes in the fair value of our equity investment in Phantom Auto, tax benefits from the vesting of share-based compensation awards, tax credits, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $0.2 million, or $0.01 per diluted share, and $2.8 million, or $0.11 per diluted share, for the three and nine months ended September 30, 2023, respectively, compared to a decrease in net income of $0.2 million, or $0.01 per diluted share, and $3.7 million, or $0.14 per diluted share, for the same respective prior-year periods. We recorded an adjustment to the fair value of our equity investment in Phantom Auto, a provider of human-centered remote operation software, based on an observable price change during second quarter 2023, which increased consolidated net income by $2.8 million, or $0.11 per diluted share, for the nine-month period ended September 30, 2023, with no comparable prior-year impact. The change in fair value of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The vesting of restricted stock units resulted in a tax benefit of $0.2 million, or $0.01 per diluted share, and $5.1 million, or $0.21 per diluted share, for the three and nine months ended September 30, 2023, respectively, compared to $2.4 million, or $0.09 per diluted share, and $8.3 million, or $0.32 per diluted share, for the same periods of 2022. Consolidated net income and earnings per share were also positively impacted by $2.1 million, or $0.08 per diluted share, for the three and nine months ended September 30, 2022, for amounts recognized during the third quarter of 2022 related to the retroactive reinstatement of the alternative fuel tax credit which was extended in August 2022 with H.R. 5376, the Inflation Reduction Act of 2022 (“the Inflation Reduction Act”).

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment and changes in the fair value of contingent earnout consideration and equity investment, and lease impairment charges, which are significant expenses resulting from strategic decisions rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)
Net Income from Continuing Operations	$34,927	$88,613	$93,374	$258,163
Interest and other related financing costs	2,236	1,755	6,768	5,558
Income tax provision	11,963	25,906	25,735	78,353
Depreciation and amortization(1)	37,141	34,229	107,962	103,509
Amortization of share-based compensation	3,005	3,091	8,537	9,591
Change in fair value of contingent consideration(2)	(17,840)	—	(12,800)	810
Lease impairment charges(3)	30,162	—	30,162	—
Change in fair value of equity investment(4)	—	—	(3,739)	—
Gain on sale of subsidiary(5)	—	—	—	(402)
Consolidated Adjusted EBITDA from Continuing Operations	$101,594	$153,594	$255,999	$455,582
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents changes in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	Represents increase in fair value of our investment in Phantom Auto, as previously discussed.
(5)	Gain relates to the contingent amount recognized in second quarter 2022 when funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment operates one of North America’s largest less-than-truckload (“LTL”) networks providing freight transportation services. Our customers trust the LTL solutions that ABF Freight has provided for 100 years and rely on us to solve their transportation challenges, through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity and provide better experiences for our customers.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and nine months ended September 30, 2023 and 2022.

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

Tonnage per day (average daily shipment weight) – tonnage divided by the number of workdays in the period.

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

As of September 2023, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), the collective bargaining agreement with the IBT, which was ratified on June 30, 2023 by a majority of ABF’s IBT member employees. A majority of the supplements to the 2023 ABF NMFA also passed. Following ratification of the remaining supplements on July 7, 2023, the 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023. The 2023 ABF NMFA will remain in effect through June 30, 2028.

The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The 2023 ABF NMFA provides for wage rate increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional sick days; and a new non-CDL employee classification. Under the new agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which includes annual contribution rate increases to multiemployer health and welfare and pension plans to which ABF Freight contributed under the previous 2018 ABF NMFA. Under the 2023 ABF NMFA, the combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA.

On July 30, 2023, one of our larger LTL competitors ceased operations. While the long-term impact of that competitor’s bankruptcy is still uncertain, in the short term, we have seen an increase in demand for core, published LTL business, which was secured at profitable rates. Although we continually evaluate our business mix to ensure revenue optimization, the resulting increase in revenues could be offset partially or entirely by the related increase in expenses to service shipment volumes. There can be no assurance that the prices we secure on these shipments will allow us to maintain the higher shipment volume, or that the higher published LTL-rated shipment volumes experienced during the third quarter of 2023 resulting from this reduction in LTL industry carrier capacity will be maintained as customer re-pricing occurs.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	48.2%	42.0%	48.0%	42.4%
Fuel, supplies, and expenses	12.4	12.3	12.8	12.2
Operating taxes and licenses	1.9	1.6	1.9	1.7
Insurance	1.8	1.7	1.8	1.5
Communications and utilities	0.6	0.6	0.7	0.6
Depreciation and amortization	3.6	3.0	3.6	3.2
Rents and purchased transportation	10.7	15.6	12.6	15.1
Shared services	9.5	9.1	9.7	9.4
(Gain) loss on sale of property and equipment and lease impairment charges	0.1	(0.7)	—	(0.4)
Innovative technology costs(1)	1.0	0.8	1.0	0.9
Other	0.1	0.2	0.2	0.1
	89.9%	86.2%	92.3%	86.7%

Asset-Based Operating Income	10.1%	13.8%	7.7%	13.3%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Overview:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2023	2022	% Change	2023	2022	% Change
Workdays(1)	62.5	64.0		190.0	191.0
Billed revenue per hundredweight, including fuel surcharges	$47.28	$46.42	1.9%	$43.17	$45.32	(4.7)%
Tonnage	774,291	846,613	(8.5)%	2,506,495	2,541,710	(1.4)%
Tonnage per day	12,389	13,228	(6.3)%	13,192	13,307	(0.9)%
Shipments per day	20,373	20,078	1.5%	20,727	19,838	4.5%
Shipments per DSY hour	0.421	0.429	(1.9)%	0.423	0.431	(1.9)%
Pounds per shipment	1,216	1,318	(7.7)%	1,273	1,342	(5.1)%
Pounds per mile	18.50	18.35	0.8%	18.98	18.90	0.4%
Average length of haul (miles)	1,065	1,100	(3.2)%	1,096	1,092	0.4%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2023, totaled $741.2 million and $2,161.0 million, respectively, compared to $791.5 million and $2,299.5 million for the same periods of 2022. The decrease in revenues, compared to the prior-year periods, primarily reflects a softer market environment and our response to market conditions, which included changes in the Asset-Based business mix. Following the previously discussed shutdown of one of our larger LTL competitors at the end of July 2023, Asset-Based experienced an increase in published LTL-rated shipments at profitable rates as freight was redistributed in the market, resulting in an increase in shipments per day of 1.5% for the three months ended September 30, 2023, compared to the same period of 2022. The increase in published LTL-rated shipments in the third quarter and higher levels of dynamically priced transactional shipments during the first half of 2023, resulted in an increase in shipments per day of 4.5% for the nine months ended September 30, 2023, compared to the same period of 2022, despite the softer market.

While shipment volumes have increased, billed revenue (as described in the Asset-Based Segment Overview) decreased 4.6% and 5.6% on a per-day basis for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily reflecting a 6.3% decrease in tonnage per day, partially offset by a 1.9% increase in billed revenue per hundredweight, including fuel surcharges for third quarter 2023, and a 4.7% decrease in total billed revenue per hundredweight, including fuel surcharges, and 0.9% decrease in tonnage per day for the nine-month period ended September 30, 2023. The decrease in revenues, compared to the prior-year periods, also reflects the decrease in fuel surcharge revenue associated with lower fuel prices. There was one and a half fewer workdays in the third quarter of 2023, versus the third quarter of 2022, and one less workday in the nine-month period ended September 30, 2023, compared to the same period of 2022.

The 6.3% and 0.9% decrease in tonnage per day for the three and nine months ended September 30, 2023, respectively, compared to the same prior-year periods, despite an increase in shipment levels, reflects lower average weight per shipment on both LTL-rated and truckload-rated shipments, primarily related to changes in Asset-Based business mix and macro-economic trends of smaller shipment sizes for our core customers. We began to experience a deceleration in demand trends during third quarter 2022. In this softer market environment, our dynamic pricing option for LTL-rated shipments allowed us to strategically utilize network capacity during the first half of 2023. The previously discussed market disruption related to the shutdown of a large LTL carrier at the end of July 2023 resulted in an increase in available LTL shipments in the market.

The 1.9% increase in total billed revenue per hundredweight, including fuel surcharges, for third quarter 2023, compared to third quarter 2022, was driven by a higher proportion of core, published LTL-rated tonnage due to the previously discussed market disruption and higher pricing on fewer dynamic LTL-rated shipments at a lower weight per shipment. The 4.7% decrease in total billed revenue per hundredweight, including fuel surcharges, for the nine months ended September 30, 2023, compared to the same periods of 2022, was negatively impacted by the softened pricing environment and the effect of lower-priced dynamic LTL-rated shipments being a higher proportion of total business than core, published LTL-rated business during the first half of 2023. The percentage change in billed revenue per hundredweight, including fuel surcharges, on LTL-rated freight was a low-single digit increase for the three months ended September 30, 2023, and a mid-single digit decrease for the nine months ended September 30, 2023, compared to the same periods of 2022. Total billed revenue per hundredweight on truckload-rated freight decreased year-over-year for the three and nine months ended September 30, 2023. Lower fuel surcharge revenue associated with decreased fuel prices, compared to the prior-year periods, negatively impacted the billed revenue per hundredweight measure during the three and nine months ended September 30, 2023. The pricing environment for LTL shipments improved following the tightening in market capacity at the end of July 2023, as previously discussed, and continues to be rational. Pricing on core, published LTL-rated business, excluding fuel surcharges, increased by a percentage in the low-single digits for the three months ended September 30, 2023 and in the mid-single digits for the nine months ended September 30, 2023, compared to the same periods of 2022. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2023, increased approximately 4.0% and 3.7%, respectively, compared to the same periods of 2022. The quarterly percentage improvements in contractual pricing for the first nine months of 2023 were lower than the year-over-year increases secured in 2022, which were historically high average price increases. The Asset-Based segment implemented general rate increases on its LTL base rate tariffs of 5.9% effective on both November 7, 2022 and October 2, 2023, although the rate changes vary by lane and shipment characteristics.

Total shipments increased 1.5% on a per-day basis for the three months ended September 30, 2023, compared to the same period of 2022, primarily due to the increase in core, published LTL-rated shipments, offset partially by a decline in dynamically priced LTL-rated and truckload-rated shipments per day as core LTL shipments were prioritized. Total shipments increased 4.5% on a per-day basis for the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to growth in average daily dynamically priced LTL-rated and truckload-rated shipments during the first half of 2023, offset partially by lower published LTL-rated shipments reflecting reduced order quantities and smaller shipment sizes from existing customers prior to August 2023. The increase in published LTL-rated shipments in third quarter 2023 and the increase in dynamically priced LTL-rated business to maintain more consistent business levels relative to available capacity in the Asset-Based network during the first half of 2023 contributed to an increased proportion of LTL-rated shipments, which drove the decline in the total weight per shipment metric for the three- and nine-month periods ended September 30, 2023, compared to the same prior-year period.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 10 percentage points and 7 percentage points in the three- and nine-month period ended September 30, 2023, respectively, compared to the same period of 2022. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $74.8 million and $165.6 million for the three and nine months ended September 30, 2023, compared to $109.3 million and $306.0 million for the same periods of 2022. The Asset-Based segment’s operating ratio increased by 3.7 percentage points and 5.6 percentage points for the three and nine months ended September 30, 2023, compared to the same prior-year periods, primarily reflecting decreased revenues.

Innovative technology costs related to the freight handling pilot at ABF Freight impacted operating results of the Asset-Based segment by $7.3 million and $21.7 million for the three and nine months ended September 30, 2023, compared to $6.1 million and $21.0 million for the same periods of 2022. The freight handling pilot at ABF Freight includes both hardware and software elements. During the third quarter of 2023, the Company announced that the hardware portion of the pilot would be paused at ABF Freight distribution centers in Kansas City, Missouri and Salt Lake City, Utah, as we refocus the implementation team’s efforts toward training managers and employees on operational best practices. The software portion of the pilot program, which provides greater visibility into Asset-Based operations, will be utilized in the Asset-Based operations network to drive efficiency, productivity, and service improvements. As a result of pausing the hardware portion of the pilot, the Asset-Based segment should not incur further associated innovative technology costs in fourth quarter 2023, while these costs totaled $6.2 million in fourth quarter 2022.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to approximately 48% of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2023, compared to approximately 42% for the same periods of 2022. The increase in salaries, wages, and benefits as a percentage of revenue for the three and nine months ended September 30, 2023, compared to the same prior-year periods, was partially offset by lower utilization of purchased transportation as discussed later in this section. Salaries, wages, and benefits increased $25.2 million and $63.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily due to a 13% increase in union wages related to the wage and mileage rate increases effective July 1, 2023 under the 2023 ABF NMFA and higher headcount as additional drivers and service center personnel have been hired over the past year to support higher shipment levels. Higher utilization of dynamically priced LTL shipments during the first half of 2023, as previously discussed in the Asset-Based Revenues section, enabled the segment to add incremental revenue and maintain headcount in the nine-month period ended September 30, 2023, despite the weaker economic environment, while also preserving system capacity for a market rebound. The increases in labor costs also reflect year-over-year increases in contractual benefit contribution rates under the labor agreements with the IBT. The average health, welfare, and pension benefit contribution rate increased approximately 3.7% and 2.5%, effective primarily on August 1, 2023 and 2022, respectively.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact the efficiency of DSY tasks, including the effect of freight profile and mix changes, utilization of purchased transportation, and personnel efficiency. Changes in freight profile and mix, driven by dynamic LTL price-quoted shipments accounting for more of the total Asset-Based network shipments during the first half of 2023, impacted productivity and, combined with the impact of lower utilization of purchased transportation during the first nine months of 2023, resulted in a 1.9% decline in shipments per DSY hour for the three and nine months ended September 30, 2023. For the three and nine months ended

September 30, 2023, the year-over-year increase in pounds per mile of 0.8% and 0.4%, respectively reflects  improvement in linehaul productivity, partially offset by the impact of the changes in freight profile.

Fuel, supplies, and expenses as a percentage of revenue increased 0.1 percentage point and 0.6 percentage point during the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, reflecting the impact of lower revenues, as these costs decreased $5.8 million and $4.7 million during the three and nine-month periods ended September 30, 2023, respectively. Fuel expense decreased during the 2023 periods, as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased 18.0% and 20.0% for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. For the nine months ended September 30, 2023, lower fuel costs were partially offset by increased repairs and maintenance costs. Delays in receiving new revenue equipment and higher market-driven costs to repair and maintain revenue equipment units have led to increased maintenance expenses during 2023, compared to 2022.

Depreciation and amortization as a percentage of revenue increased 0.6 percentage point and 0.4 percentage point for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods of 2022, as a result of receiving additional equipment at higher replacement costs during 2023.

Rents and purchased transportation as a percentage of revenue decreased 4.9 percentage points and 2.5 percentage points for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, primarily due to focused reduction in the utilization of purchased transportation. Rail miles decreased approximately 21% and 10% for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022.

Gain (loss) on sale of property and equipment and lease impairment charges increased the Asset-Based segment operating ratio by 0.8 percentage point and 0.4 percentage point for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The three and nine months ended September 30, 2023 were impacted by a $0.7 million noncash lease-related impairment charge on a service center made available for sublease. The three- and nine-month periods ended September 30, 2022, included a $4.3 million gain on the like-kind exchange of a service center property and other gains on the sale of replaced equipment.

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

The revenues of our Asset-Light operating segment generated approximately 36% and 37% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2023, respectively, compared to approximately 39% and 42% for the same prior-year periods. The Asset-Light revenue decline for the three and nine months ended September 30, 2023, compared to the same prior-year periods reflects a softer market, which began in the second half of 2022.

Our Asset-Light segment is affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2022 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and nine months ended September 30, 2023 and 2022.

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the Asset-Light segment exclude statistical data of our managed transportation solutions transactions. Shipments for managed transportation solutions comprised 40% to 45% of the Asset-Light segment’s total shipments, while the business represented less than 20% of segment revenues, for the three and nine months ended September 30, 2023. Due to the nature of our managed transportation solutions, which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings, inclusion of the managed transportation solutions data would result in key operating statistics which are not representative of the operating results of the segment as a whole. As such, the key operating statistics management uses to evaluate performance of the Asset-Light segment exclude managed transportation services transactions.

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income (loss), operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	87.1%	82.6%	85.1%	83.3%
Supplies and expenses	0.7	0.9	0.8	0.7
Depreciation and amortization(1)	1.2	1.0	1.2	0.9
Shared services	11.3	10.9	11.7	9.9
Contingent consideration(2)	(4.3)	—	(1.0)	—
Lease impairment charges(3)	3.4	—	1.1	—
Gain on sale of subsidiary(4)	—	—	—	—
Other	1.5	1.6	1.5	1.3
	100.9%	97.0%	100.4%	96.1%

Asset-Light Segment Operating Income (Loss)	(0.9)%	3.0%	(0.4)%	3.9%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.
(3)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease.
(4)	The nine months ended September 30, 2022 includes a gain of $0.4 million recognized when funds were released from escrow in second quarter 2022 related to the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business.

A comparison of key operating statistics for the Asset-Light segment, excluding managed transportation shipments, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023

Revenue per shipment	(22.8%)	(28.0%)

Shipments per day	3.7%	2.7%

Asset-Light Revenues

Asset-Light segment revenues totaled $419.3 million and $1,267.2 million for the three and nine months ended September 30, 2023, respectively, compared to $515.2 million and $1,660.2 million for the same respective periods of 2022. The segment’s revenues decreased 18.6% and 23.7% for the three and nine months ended September 30, 2023, respectively, compared to the same prior-year periods. Current year results have been impacted by changes in business mix and lower average revenue per shipment associated with a softer market environment. Although average daily shipment levels increased despite weak market demand due to growth in the truckload business, lower shipment rates drove the reduction in revenue compared to the prior-year periods.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated an operating loss of $3.7 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. Operating results were impacted by lease-related impairment charges for certain office spaces made available for sublease, which increased expenses by $14.4 million for the three- and nine-month periods ended September 30, 2023. Changes in fair value of the contingent earnout consideration related to the MoLo acquisition reduced expenses by $17.8 million and $12.8 million in the three and the nine months ended September 30, 2023, respectively, compared to no adjustment for the three months ended September 30, 2022 and an increase in expense of $0.8 million for the nine months ended September 30, 2022. Operating income was $15.4 million and $64.0 million for the three and nine months ended September 30, 2022, respectively. The year-over-year decline in operating results reflects the decrease in revenues; the previously described impairment charges and changes in fair value; and changes in costs, primarily purchased transportation costs, as discussed in the following paragraphs.

Asset-Light Operating Expenses

Operating expenses decreased $76.8 million and $324.4 million for the three and nine months ended September 30, 2023, respectively, as purchased transportation buy rates steadily declined in the soft market environment. Employee-related and outside service cost reductions were implemented in second quarter 2023 and continued during third quarter 2023 to better align resources with business levels. Operating expenses as a percentage of revenue increased for the three and nine months ended September 30, 2023, due to lower revenue, partially offset by lower operating expenses including purchased transportation costs.

The segment’s purchased transportation costs as a percentage of revenue increased by 4.5 percentage points and 1.8 percentage points for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022, reflecting lower revenue outpacing the reduction of purchased transportation costs in the 2023 periods, as previously discussed. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Shared service costs as a percentage of revenue increased 0.4 percentage point and 1.8 percentage points for the three and nine months ended September 30, 2023, respectively, compared to the same prior-year periods, due to the effect of lower revenue. Shared service costs decreased for the three and nine months ended September 30, 2023, as employee costs were aligned to business levels; however, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service.

Lease-related impairment charges of $14.4 million recorded in the third quarter of 2023, as previously described, were 3.5 percentage points and 1.1 percentage points of revenue for the three and nine months ended September 30, 2023, respectively. The lease-related impairment charges are discussed further in Note B and Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contingent earnout consideration, as previously described, decreased as a percentage of revenue by 4.3 percentage points and 1.0 percentage point for the three and nine months ended September 30, 2023, respectively, compared to the same prior-year periods as remeasurements in 2023 considered the impact of the continued soft market environment on the achievement of earnout targets through 2025. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, and lease impairment charges, which are significant expenses resulting from strategic decisions rather than core daily operations. Management also believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income (loss), operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

	(in thousands)

Operating Income (Loss)(1)	$(3,704)	$15,384	$(4,615)	$63,979
Depreciation and amortization(2)	5,097	5,072	15,250	15,720
Change in fair value of contingent consideration(3)	(17,840)	—	(12,800)	810
Lease impairment charges(4)	14,407	—	14,407	—
Gain on sale of subsidiary(5)	—	—	—	(402)
Asset-Light Adjusted EBITDA	$(2,040)	$20,456	$12,242	$80,107
(1)	The calculation of Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses which totaled $3.2 million and $9.6 million for the respective three- and nine-month periods ended in both September 30, 2023 and 2022 and is expected to total $12.8 million for full-year 2023, compared to $12.9 million in 2022.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease. See Note B and Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(5)	Gain relates to the contingent amount recognized in second quarter 2022 when funds from the May 2021 sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

Current Economic Conditions

Economic conditions continue to be challenged by higher inflation levels and interest rates; supply chain challenges; a tight labor market; and geopolitical conflicts, including the Russia-Ukraine and Israel-Hamas wars. Recession risk remains elevated, though it is becoming increasingly possible for economic growth to slowly decelerate without causing a recessionary downturn as measured by U.S. real gross domestic product (“real GDP”). Manufacturing and home sales continued to contract in the first nine months of 2023, following the U.S. Federal Reserve’s implementation of a tighter monetary policy in March 2022 in an effort to curb inflation, which included rapidly increasing its targeted federal funds rate and reducing its security holdings.

Recent economic measures continue to indicate slowing economic activity despite third quarter 2023 economic growth exceeding expectations, which, combined with rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on October 26, 2023, real GDP increased at an annual rate of 4.9% for third quarter 2023. The Manufacturing Purchasing Managers’ Index (“Manufacturing PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 46.7% for October 2023, compared to 50.2% in October 2022. The October 2023 Manufacturing PMI marks the twelfth month of economic contraction in the manufacturing sector following the 29-month period of growth in factory activity since the COVID-19 pandemic-related contractions in April and May 2020 and is the result of weak demand conditions and related low manufacturing outputs. The Industrial Production Index issued by the Federal Reserve increased at an annual rate of 2.5% for third quarter 2023. Our business has been impacted by the economic conditions indicated by these statistics as we respond to the softened economic environment, which resulted in decelerating demand trends in our existing customer-base for both Asset-Based and Asset-Light businesses during the first half of 2023. Market disruption caused by the shutdown of a large LTL competitor at the end of July 2023 resulted in an influx of demand for core, published LTL business during the third quarter of 2023. There can be no assurance that the economic environment, including the impact of rising interest rates on consumer demand, will be favorable for our freight services in future periods and that the impact of recent market disruptions will continue to positively impact demand for Asset-Based services.

Given uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions, including those regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The softer market environment and available truckload capacity, which we experienced during the first nine months of 2023, resulted in a year-over-year decline in market pricing for many of our services, as compared to the first nine months of 2022. The previously mentioned market disruption in late July 2023 resulted in a decline in LTL industry carrier capacity. Our Asset-Based segment was able to secure additional core, published LTL-rated shipments at profitable rates. However, there can be no assurance that we will be able to continue to secure adequate prices from this new business or from our customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above normal and historical levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs across a broad array of consumer goods. The year-over-year change in the consumer price index (“CPI”) declined to an increase of 3.7% before seasonal adjustment, in September 2023, slowing for the fifteenth consecutive month, a direct market response to the Federal Reserve’s tighter monetary policy implemented in March 2022. Inflation is impacted by energy prices, including petroleum products; shelter; and food prices, which have moderated in recent months while remaining elevated. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

The impact of supply chain disruptions and component shortages has limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. In March 2023, ABF Freight entered into a Consent Decree with the Environmental Protection Agency (the “EPA”) to resolve alleged compliance issues under the federal Clean Water Act. As a result of the Consent Decree, ABF Freight paid a civil penalty of $0.5 million during the third quarter of 2023 and has agreed to certain compliance tasks. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject, including additional detail on ABF Freight’s Consent Decree with the EPA.

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We are piloting a small number of electric forklifts, electric yard tractors, and electric straight trucks at several ABF Freight service centers across our network. Electric tractors are significantly more expensive than new diesel tractors, and to comply with more stringent emissions standards, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. To address our environmental impact in our city pickup and delivery operations, during 2021 and 2022, we built, tested and, with the help of a third-party leading provider of AI-enabled analytics and intelligence solutions, implemented City Route Optimization (“CRO”) technology that identifies opportunities to optimize routes and reduce emissions. During the first nine months of 2023, we made substantial progress towards the planned implementation of CRO at our service centers. We are targeting completion of the CRO implementation project in fourth quarter 2023.

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

As disclosed in Note K to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company is working to settle a dispute relating to the classification between exempt and nonexempt status of MoLo employees. To date, no lawsuit has been filed. While the amount or range of reasonably possible losses for this matter cannot be estimated at this time, we believe that a loss related to this matter is reasonably possible. Such amounts could be material to our financial condition, results of operations, or cash flows.

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

Our IT systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable. A portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase the demand for IT resources and our exposure to cybersecurity risks, including increased risks of phishing, an increased risk of unauthorized access to proprietary information or sensitive or confidential data, and increased risks of other cybersecurity attacks. We continue to implement physical and cybersecurity measures in an attempt to safeguard our systems in order to serve our operational needs in a remote working environment and to provide uninterrupted service to our customers. As a component of our cyber risk management program, we periodically engage a third-party provider to assess our cyber posture and assist us in improving our security profile. Over the next few months, we will be reviewing our processes around cybersecurity risk management and related governance framework and performing materiality assessments in order to comply with the new disclosure requirements.

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

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We continuously monitor and develop our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cyberattacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described within Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	September 30	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents(1)	$251,503	$158,264
Short-term investments	89,326	167,662
Total	$340,829	$325,926

(1)	Represents amounts from continuing operations. Balances reflect the reclassification of FleetNet amounts to discontinued operations.

Cash, cash equivalents and short-term investments increased $14.9 million from December 31, 2022 to September 30, 2023. Cash provided by operating activities during the nine months ended September 30, 2023 was $194.8 million, compared to $350.4 million in the same prior-year period. Net income for the nine months ended September 30, 2023 includes $93.4 million of net income from continuing operations and $53.3 million of net income from discontinued operations including the $52.3 million after-tax gain on the sale of FleetNet, net of transaction costs. Net income from continuing operations declined $164.8 million for the nine months ended September 30, 2023, compared to the same period of 2022, primarily due to the decline in operating income, as previously discussed in the Results of Operations.

Our consolidated statements of cash flows presented for the nine months ended September 30, 2023 and 2022, include cash flows from continuing operations and the discontinued operations of FleetNet. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the nine-month periods ended September 30, 2023 and 2022.

Cash Flows from Continuing Operations

Changes in operating assets and liabilities, excluding income taxes, increased cash provided by operating activities by $17.4 million during the nine months ended September 30, 2023, while reducing cash provided by operating activities by $9.7 million during the nine months ended September 30, 2022. These changes were primarily due to a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses for the nine months ended September 30, 2023, and an increase in accounts receivable, partially offset by increases in accounts payable and accrued expenses for the nine months ended September 30, 2022.

The decreases in accounts receivable compared to increases in the prior-year period, were primarily due to improved collections of accounts receivable and lower business levels in our Asset-Light operating segment, in the nine-month period ended September 30, 2023. The decrease in accrued expenses and accounts payable at September 30, 2023 versus December 31, 2022, compared to the increase for the same prior-year period, was primarily related to higher payments in the first nine months of 2023 for certain union and nonunion performance-based incentive plans accrued at December 31, 2022, versus the payments in the first nine months of 2022 for accruals as of December 31, 2021, as well as lower business levels in our Asset-Light operating segment.

Cash provided by investing activities was impacted by $100.9 million of proceeds from the sale of FleetNet, as further discussed in the General section of MD&A. During the nine-month period ended September 30, 2023, we spent $123.7 million on capital expenditures, net of financings and proceeds from asset sales, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2023.

We have financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. Cash used to fund these promissory note payments during the nine months ended September 30, 2023, was $52.5 million. During the nine months ended September 30, 2023, we repurchased 688,502 shares of our common stock under our share repurchase program for an aggregate cost of $65.9 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $8.7 million during the nine months ended September 30, 2023. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

Net cash provided by operating activities of discontinued operations was $0.8 million during both the nine months ended September 30, 2023 and 2022, reflecting the routine operations of FleetNet. Net cash used in investing activities of discontinued operations was $0.4 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities of discontinued operations was $0.5 million for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $2.0 million for the same prior-year period. Net cash of discontinued operations for both investing and financing activities did not have a material effect on the operations disclosed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Net cash activity for FleetNet has not materially impacted our operations in recent years, nor is the absence of cash flows from the discontinued operations of FleetNet expected to affect future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $31.0 million of revenue equipment through notes payable during the nine months ended September 30, 2023. Future payments due under our notes payable totaled $207.4 million, including interest, as of September 30, 2023, for a decrease of $21.7 million from December 31, 2022.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2023. These purchase obligations totaled $166.5 million as of September 30, 2023, with $158.0 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of September 30, 2023, the amount of our purchase obligations has increased $65.6 million from December 31, 2022, primarily related to revenue equipment, which is included in our 2023 capital expenditure plan.

As of September 30, 2023, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $290.2 million, including imputed interest, for an increase of $57.4 million from December 31, 2022. The scheduled maturities of our operating lease liabilities as of September 30, 2023, are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10 Q. There have been no other material changes in the contractual obligations disclosed in our 2022 Annual Report on Form 10-K during the nine months ended September 30, 2023. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

Our total capital expenditures for 2023, including amounts financed, are estimated to range from $270.0 million to $285.0 million, net of asset sales, which is slightly lower than the second quarter 2023 estimated range. These estimated expenditures include revenue equipment purchases of approximately $150.0 million, primarily for our Asset-Based operations, including $60.0 million of equipment purchases previously planned for 2022, which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2023 planned expenditures. The remainder of our 2023 expected capital expenditures includes investments in real estate and facility upgrades to support growth plans, as well as technology investments across the enterprise and miscellaneous dock equipment upgrades and enhancements. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $120.0 million in 2023. The amortization of intangible assets is estimated to be approximately $13.0 million in 2023, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions, including the impact of the geopolitical conflicts, competitive market factors, rising interest rates as a result of monetary policy and volatile energy prices, and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Cash, cash equivalents, and short-term investments totaled $340.8 million at September 30, 2023. Our revolving credit facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We had available borrowing capacity under our revolving credit facility and our accounts receivable securitization program of $200.0 million and $40.0 million, respectively, as of September 30, 2023. We believe that these agreements provide borrowing capacity necessary for growth of our businesses. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility or our accounts receivable securitization program will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay the contingent earnout consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets of 80% to 300% for years 2023 through

2025. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $45.0 million, $70.0 million, and $100.0 million for the years ended December 31, 2023, 2024, and 2025, respectively. The contingent earnout consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. As of September 30, 2023, we do not expect the target earnout for 2023 to be met. As such, the current portion of the liability for contingent earnout consideration was reduced to zero following the second quarter remeasurement. The long-term liability for contingent earnout consideration was reduced as a result of the third quarter remeasurement, based on lower earnings anticipated for 2024 as a result of continued soft market conditions. Due to the cumulative nature of the consideration arrangement, amounts relating to 2023 and 2024 earnings could be payable through the catch-up period ending December 31, 2025 if the applicable targets are achieved. As of September 30, 2023, the fair value of contingent earnout consideration is estimated to be $99.2 million, representing the estimated present value of the earnout, as defined, based on Level 3 valuation techniques as disclosed in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On October 25, 2023, we announced our Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 8, 2023. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Agreement; and other factors.

In February 2023, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. In March 2023, we executed a 10b5-1 plan for stock repurchases during our closed trading window extending from March 16, 2023 to May 2, 2023. In September 2023, we executed a second 10b5-1 plan for stock repurchases during our closed trading window extending from September 18, 2023 to October 31, 2023. During the nine months ended September 30, 2023, we purchased 688,502 shares of our common stock for an aggregate cost of $65.9 million, including 348,799 shares for an aggregate cost of $32.3 million under both 10b5-1 plans. The sale of FleetNet supports the return of capital to ArcBest’s shareholders, as a large portion of the sale proceeds have been used to fund our share repurchases. As of September 30, 2023, $59.1 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We have an interest rate swap agreement in place, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2023, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable decreased $48.0 million from December 31, 2022 to September 30, 2023, reflecting improved collections and lower revenue levels in September 2023 compared to December 2022, as previously discussed in the Results of Operations.

Prepaid and Refundable Income Taxes and Income Taxes Payable

Prepaid and refundable income taxes increased $7.3 million and income taxes payable decreased $14.6 million from December 31, 2022 to September 30, 2023, reflecting net tax payments in excess of tax accruals.

Operating Right-of-Use Assets and Operating Lease Liabilities

The decrease in operating right-of-use assets of $2.4 million was primarily related to lease impairment charges recognized during the third quarter of 2023, as previously discussed, which reduced the carrying value of the related right-of-use assets and leasehold improvements to the estimated fair value at September 30, 2023, partially offset by new leases. The increase in operating lease liabilities, including current portion, of $29.1 million from December 31, 2022 to September 30, 2023, was primarily due to new leases and lease renewals during the nine months ended September 30, 2023.

Accounts Payable

Accounts payable decreased $24.0 million from December 31, 2022 to September 30, 2023, primarily due to the decrease in Asset-Light business levels.

Accrued Expenses

Accrued expenses decreased $15.6 million from December 31, 2022 to September 30, 2023, primarily due to payments during the first nine months of 2023 of amounts accrued at December 31, 2022 for certain performance-based incentive plans and contributions to our defined contribution plan, offset partially by increases in wage and vacation accruals due primarily to higher wages and headcount, and higher workers’ compensation and third-party casualty reserves due to an increase in claims activity and higher average claims costs.

Long-term Debt

The $21.5 million decrease in long-term debt, including current portion, from December 31, 2022 to September 30, 2023 is primarily due to payments on notes payable of $52.5 million, net of equipment financed of $31.0 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. The liability for contingent earnout consideration decreased $12.8 million from December 31, 2022 to September 30, 2023, due to the net decrease in fair value following remeasurements during the first nine months of 2023.

Deferred Income Taxes

Deferred income tax liabilities decreased $10.1 million from December 31, 2022 to September 30, 2023, primarily due to the gain on sale of FleetNet, changes in certain accrued expenses reserves, and lease impairment charges related to the reduced carrying value of operating right-of-use assets, net of the decrease in contingent consideration during the first nine months of 2023.

Income Taxes

Our effective tax rate for continuing operations was 25.5% and 21.6% for the three and nine months ended September 30, 2023, respectively, compared to 22.6% and 23.3% for the same periods of 2022. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, the cash surrender value of life insurance, the federal alternative fuel tax credit and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2023 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2023		2022		2023		2022

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$9,848	21.0%	$24,049	21.0%	$25,014	21.0%	$70,668	21.0%
Federal income tax effects of:
Nondeductible expenses and other	564	1.2%	1,262	1.1%	2,001	1.6%	3,439	1.0%
Alternative fuel credit	(308)	(0.7)%	(2,145)	(1.9)%	(965)	(0.8)%	(2,145)	(0.6)%
Increase in valuation allowances	61	0.1%	80	0.1%	88	0.1%	191	0.1%
Tax benefit from vested RSUs	(189)	(0.4)%	(2,380)	(2.1)%	(5,103)	(4.3)%	(8,311)	(2.5)%
Federal research and development tax credits	(18)	—%	(375)	(0.3)%	(56)	—%	(1,958)	(0.6)%
Life insurance proceeds and changes in cash surrender value	(45)	(0.1)%	37	—%	(587)	(0.5)%	773	0.2%
Federal income tax provision	$9,913	21.1%	$20,528	17.9%	$20,392	17.1%	$62,657	18.6%
State income tax provision	2,050	4.4%	5,378	4.7%	5,343	4.5%	15,696	4.7%
Total provision for income taxes for continuing operations	$11,963	25.5%	$25,906	22.6%	$25,735	21.6%	$78,353	23.3%

At September 30, 2023, we had $42.8 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2023 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, prepaid expenses, accelerated depreciation for tax purposes, gains and losses on sales of assets, impairment of leases, and a significant number of liabilities such as vacation pay, workers’ compensation and third-party casualty claims, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2023 and 2022, income determined under income tax law exceeded financial reporting income.

During the nine months ended September 30, 2023, we made federal, state, and foreign tax payments of $78.3 million, and received refunds of $1.7 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

The Company’s total effective tax rate was 23.1% and 23.3% for the nine months ended September 30, 2023 and 2022, respectively, including discontinued operations, which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations was a tax benefit of less than $0.1 million, or an effective tax benefit rate of 25.5%, and income tax expense of $18.3 million, or an effective tax rate of 25.5%, for the three and nine months ended September 30, 2023, respectively, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet. For the three and nine months ended September 30, 2022, income tax expense reflected in discontinued operations was $0.2 million, or an effective tax rate of 49.1%, and $1.1 million, or an effective tax rate of 27.9%, respectively.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2022 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the nine months ended September 30, 2023. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: the effects of a widespread outbreak of an illness or disease, including the COVID-19 pandemic, or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts; data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including the freight handling pilot test program at ABF Freight and our customer pilot offering of Vaux, including human-centered remote operation software; the loss or reduction of business from large customers; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of any recent or future acquisitions, including the acquisition of MoLo Solutions, LLC, and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; maintaining our corporate reputation and intellectual property rights; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims and insurance premium costs; potential impairment of goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; increasing costs due to inflation and rising interest rates; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

In February 2023, the Board increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $125.0 million and, in March 2023, executed a 10b5-1 plan, allowing the Company to repurchase shares during the closed window extending from March 16, 2023 to May 2, 2023. In September 2023, the Company executed a second 10b5-1 plan extending from September 18, 2023 to October 31, 2023. During the nine months ended September 30, 2023, the Company repurchased 688,502 shares of common stock for aggregate cost of $65.9 million, including 348,799 shares for an aggregate cost of $32.3 million under both 10b5-1 plans. As of September 30, 2023 and December 31, 2022, the Company had $59.1 million and $26.5 million, respectively, remaining under the share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
7/1/2023-7/31/2023	—	$—	—	$83,760
8/1/2023-8/31/2023	114,013	107.45	114,013	$71,509
9/1/2023-9/30/2023	121,193	102.27	121,193	$59,114
Total	235,206	$104.78	235,206
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.2

Seventh Amended and Restated Bylaws of the Company dated as of October 24, 2023 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 30, 2023, File No. 000-19969, and incorporated herein by reference).

10.1*	ABF National Master Freight Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc.

10.2*	ABF National Master Freight Agreement, implemented on July 16, 2023 and effective through June 30, 2028, among the International Brotherhood of Teamsters and ABF Freight System, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: November 3, 2023	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: November 3, 2023	/s/ J. Matthew Beasley
J. Matthew Beasley
Vice President — Chief Financial Officer and Treasurer
and Principal Financial Officer