Form 10-K
period 2023-12-31
ARCBEST CORP /DE/
filed 2024-02-23
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2023.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2023, was $2,326,818,530.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 19, 2024, was 23,520,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 26, 2024, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	the effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts;
●	data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely;
●	interruption or failure of third-party software or information technology systems or licenses;
●	untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including our customer pilot offering of Vaux;
●	the loss or reduction of business from large customers or an overall reduction in our customer base;
●	the timing and performance of growth initiatives and the ability to manage our cost structure;
●	the cost, integration, and performance of any recent or future acquisitions and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all;
●	unsolicited takeover proposals, proxy contests, and other proposals/actions by activist investors;
●	maintaining our corporate reputation and intellectual property rights;
●	nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of equipment, including new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and upskill employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	governmental regulations;
●	environmental laws and regulations, including emissions-control regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives;
●	self-insurance claims, insurance premium costs, and loss of our ability to self-insure;
●	potential impairment of long-lived assets and goodwill and intangible assets;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	increasing costs due to inflation and higher interest rates;
●	seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and

●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of solutions to meet our customers’ supply chain needs. With the ability to optimize, connect and deliver across various modes of transportation, we serve as a single logistics resource. This integrated approach, combined with our technology, expertise, and scale, helps ensure our customers have the right solutions and capacity to meet their constantly changing needs.

We started over a century ago as a local Arkansas freight hauler. Today, we are a logistics powerhouse with global reach and 15,000 employees across 250 campuses and service centers. This is the result of organic growth, strategic acquisitions, visionary leadership, and resilient people who are driven to always find a way to get the job done. We are a trusted advisor to some of the world’s biggest and most recognizable brands. Our customers are at the center of our strategy. We listen, thoughtfully analyze how our processes, services, and technologies impact their business, and customize solutions that align with their goals. Our long history of innovation enriches these deep customer relationships. With a meaningful investment in strategic initiatives aimed at transformation and a strong emphasis on disruptive technology and advanced analytics, we enable more sustainable supply chains and deliver intelligent solutions that meet our customers’ needs. In pursuit of our mission to connect and positively impact the world through solving logistics challenges, and aligned with our values-driven culture, we are also focused on conducting business in a way that helps create a safer, more sustainable, and inclusive company and world.

United as ArcBest, we offer a variety of ground, air, and ocean transportation solutions, including our less-than-truckload (“LTL”) carrier – ABF Freight®, our truckload brokerage provider – MoLo®, and our ground expedite fleet – Panther Premium Logistics® (“Panther”). Through our managed transportation solutions, we partner with customers to create and execute logistics strategies that increase operational efficiencies, reduce costs, and give customers better insights into their supply chains. We also offer household goods moving through U-Pack®. Our technology and innovations team, ArcBest Technologies, provides custom-built solutions, leading-edge technology, and advanced analytics that help support our customers and optimize supply chains.

Our operations are conducted through our two reportable operating segments, which are described in the Business Description section below:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and
●	Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther, and certain other subsidiaries.

On February 28, 2023, we sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet® was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business. Following the sale, Asset-Light represents the reportable operating segment previously named ArcBest, exclusive of the discontinued operations of FleetNet.

Vision and Values

“We’ll Find a Way” is our vision. It is a testament to what our customers say about us — that we’re the kind of company that partners with them to solve problems and make things happen. Our integrated logistics approach and innovative technology enable our vision, but it’s our people who ensure our customers’ solutions and capacity needs are met. Our people are at the heart of our success. They are fueled by the simple notion of finding a way to get the job done, no matter what. We support our employees by providing an exceptional workplace where people with diverse experiences, needs, and perspectives can grow and make a lasting impact.

We carry out our vision by exemplifying our corporate values:

●	Creativity – We create solutions.
●	Integrity – We do the right thing.
●	Collaboration – We work together.
●	Growth – We grow our people and our business.
●	Excellence – We exceed expectations.
●	Wellness – We embrace total health.

In 2023, we launched our ArcBest Values in Practice (“VIP”) awards, which aim to recognize teams that embody ArcBest’s core values in ways that positively impact our customers and each other. In November 2023, the VIP award recipients were announced following an assessment of nominations by our leaders.

Strategy

Our customer-led strategy is to produce long-term value with our creative problem solvers by growing informed, trusted, and innovative relationships with shippers and capacity providers and delivering a best-in-class experience efficiently through their desired channels.

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We expand our revenue opportunities by deepening our existing customer and carrier relationships and securing new ones. We build connections that last for decades, and our customers assign a high degree of value to the capacity options, high level of service, and professionalism we provide. We increase these capacity options and enable high service levels by growing mutually beneficial relationships with our carrier partners and enhancing our capabilities through strategic acquisitions and organic investments. When customers talk about us, they say we solve their logistics and transportation challenges, we are a trusted provider and partner who understands them, and we make their jobs easier.
●	Optimizing our cost structure. We are focused on profitable growth, which requires continually reviewing our costs and investment decisions. Our technology infrastructure enables business processes, insight, and analytics that allow us to optimize our cost structure, driving improved cost efficiency in our business. We continue to invest in technology to transform our business and enhance the customer experience.
●	Building a resilient business. Over our 100+ year history, we have evolved tremendously and are now a global, integrated logistics leader. We have differentiated ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. This more balanced mix of revenue better reflects our customers’ spending on these services, and it drives long-term financial sustainability for us by making our business less capital-intensive relative to our size and by reducing volatility in our business performance through varying cycles, events, and environments.

Business Description

ArcBest is a growth-oriented, digitally-enabled integrated logistics company that delivers reliable, innovative solutions — meeting our customers’ critical supply chain needs and helping keep the global supply chain moving. We offer LTL freight transportation through the ABF Freight network; truckload freight transportation, including brokerage services offered through MoLo; specialized transportation and premium logistics services, including ground expedite solutions through the Panther brand and household goods moving services under the U-Pack brand; and managed transportation solutions. ArcBest Technologies provides leading-edge technologies that help support our customers and optimize supply chains. From Fortune 100 companies to small businesses, our customers trust ArcBest for their transportation and logistics needs.

With a relentless focus on customer needs and unique access to assured transportation capacity, which includes more than 40,000 owned and operated assets, we create solutions for even the most complex and demanding supply chains. We strive to help customers solve their logistics challenges by efficiently providing a best-in-class experience with easy access to our integrated solutions.

For the year ended December 31, 2023, no single customer accounted for more than 2% of our consolidated revenues, and the ten largest customers, on a combined basis, accounted for approximately 11% of our consolidated revenues. The Company was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas.

Asset-Based Segment

Our Asset-Based segment provides LTL services through ABF Freight’s motor carrier operations. Asset-Based revenues accounted for approximately 63% of our total revenues before other revenues and intercompany eliminations in 2023. For the year ended December 31, 2023, no single customer accounted for more than 4% of revenues in the Asset-Based segment, and the segment’s ten largest customers, on a combined basis, accounted for approximately 14% of its revenues. Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2023, 2022, and 2021.

Our Asset-Based carrier, ABF Freight, has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business formed in 1935 that was the successor to a local transfer and storage carrier established in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of North America’s largest LTL motor carriers, providing direct service to more than 98% of U.S. cities with a population of 30,000 or more. ABF Freight offers interstate and intrastate services to approximately 51,000 communities in all 50 states, Canada, and Puerto Rico through 240 service centers. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

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

Labor costs, which amounted to 48.1% of Asset-Based revenues for 2023, are the largest component of the segment’s operating expenses. As of December 2023, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023, by a majority of ABF Freight’s IBT member employees. A majority of the 2023 ABF NMFA supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028. The major economic provisions of the 2023 ABF NMFA include wage rate or per mile increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional paid sick days; and a new non-CDL employee classification. The 2023 ABF NMFA and the related supplemental agreements also provide for annual contribution rate increases to multiemployer health and welfare and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2023 ABF NMFA, the contractual wage and benefits top hourly rates are estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. While a profit-sharing bonus was not applicable in 2023 during the partial calendar year of the 2018 and 2023 agreements, ABF Freight paid its qualified union-represented employees the 3% maximum bonus amount provided in the prior 2018 ABF NMFA as a result of the operating ratio achieved in 2022, representing payment of the bonus in all four eligible years under the prior labor contract.

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Labor Management Relations Act of 1947 (the “Taft-Hartley Act”), to provide benefits for its contractual employees.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer pension plans). ABF Freight’s funding obligations to the multiemployer pension plans to which it contributes are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension plan contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note K to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes, and discussion of legislation impacting funding for multiemployer pension plans.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. ABF Freight has continued to address the effect of the wage and benefit cost structure on its operating results with the IBT. Under the 2023 ABF NMFA, ABF Freight continues to pay some of the highest benefit contribution rates in the industry and through this contract, ABF Freight is allowed to implement location-specific wage increases in areas where hiring has been challenging. Due to the joint and several liability of multiemployer plans, a portion of ABF Freight’s multiemployer plan contributions are used to fund benefits for individuals whom ABF Freight never employed.

Asset-Light Segment

Our Asset-Light segment is a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain and unique shipping requirements customers encounter. By leveraging technology and third-party service providers, our Asset-Light team provides various logistics services without significant investment in revenue equipment or real estate. Asset-Light financial results previously included the ArcBest segment and FleetNet. In our discussion below, Asset-Light represents the reportable operating segment previously named ArcBest, exclusive of the discontinued operations of FleetNet, which sold on February 28, 2023, as previously discussed in the ArcBest Corporation section of Business.

For the year ended December 31, 2023, the revenues of our Asset-Light segment have decreased to approximately 37% of our total revenues before other revenues and intercompany eliminations, versus 42% for 2022, reflecting a softer market, which began in the second half of 2022. For the year ended December 31, 2023, no single customer accounted for more than 2% of the Asset-Light segment’s revenues, and the segment’s ten largest customers, on a combined basis, accounted for approximately 13% of its revenues. Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2023, 2022, and 2021.

Our Asset-Light segment originated with the formation of ABF Logistics in July 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. We have continued to strategically invest in Asset-Light to ensure we are positioned to serve the changing marketplace and meet our customers’ expanding needs by providing a comprehensive suite of transportation and logistics services. The Asset-Light segment includes the ground expedite services of Panther; our truckload and dedicated operations, including the truckload brokerage services of MoLo; household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations; and our managed transportation solutions. Under our enhanced market approach to offer customers a single source of integrated logistics solutions, the service offerings of the Asset-Light segment have become more integrated. Management’s operating decisions are focused on the Asset-Light segment’s combined operations rather than individual service offerings within the segment’s operations.

Truckload and Dedicated

Our truckload and dedicated services provide third-party transportation brokerage services by sourcing various capacity solutions, including dry van over-the-road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with an owned fleet of trailers, strong technology, and carrier- and customer-based Web tools. Through our truckload and dedicated services, we offer a growing network of more than 105,000 approved contract carriers, with service to all 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

Expedite

Leveraging our best-in-class Panther fleet, we offer expedite freight transportation services to commercial and government customers. We also offer premium logistics services that involve the rapid deployment of highly specialized equipment to meet precise linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through these services, ArcBest solves the toughest shipping and logistics challenges customers face through a global network of owner-operators and contract carriers.

We rely on third-party carriers for most of the network capacity for our expedite operations, including owner-operators, ground linehaul providers, cartage agents, and other transportation asset providers. We choose carriers based on how well they can meet our customers’ needs in terms of price, technology capabilities, geographic coverage, and service quality. Third-party-owned vehicles are driven by independent contract drivers and drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our expedite operations own a fleet of trailers, the communication devices used by its owner-operators, and certain highly specialized equipment, primarily temperature-controlled and temperature-validated trailers, to meet the service requirements of certain customers.

Managed Transportation

Through our managed transportation solutions, we partner with customers to create and execute a logistics strategy designed to increase operational efficiencies, reduce costs, and give our customers better insight into their supply chains. ArcBest seeks to offer value by identifying specific challenges relating to customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage our business processes and externally to provide shipment and inventory visibility to our customers. Additional value is created for customers through seamless access to the ABF Freight network, the Panther fleet, the MoLo truckload brokerage operation, and our dedicated truckload division, offering strategic supply chain solutions with unique access to assured capacity.

International

Our international shipping and logistics services provide global ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide, as well as cross-border shipping and ground transportation to and from ports. As a non-vessel operating common carrier, we provide less-than-container load and full container load service, offering ocean transport to approximately 90% of the total ocean international market to and from the United States. We also offer warehousing and distribution services to and from major global ports to streamline our customers’ ocean shipping processes.

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

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including FedEx Freight Corporation, the LTL reporting segment of FedEx Corporation; the LTL segment of Knight-Swift Transportation Holdings Inc.; Old Dominion

Freight Line, Inc.; Saia, Inc.; the U.S. LTL operating segment of TFI International Inc.; and the North American LTL segment of XPO, Inc. The segment’s U-Pack business also competes with self-move businesses that offer moving and storage container services. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset-Based segment’s careful cargo handling, access to other ArcBest logistics solutions, and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our Asset-Light segment operates in a very competitive asset-light logistics market that includes approximately 29,000 active brokerage authorities, as well as asset-based truckload carriers; logistics companies including large and small expedite carriers; foreign and U.S.-based non-vessel-operating common carriers; freight forwarders; internal shipping departments at companies that have substantial transportation requirements; smaller niche service providers; and a wide variety of other solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies, including the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc.; Covenant Logistics Group, Inc.; Hub Group, Inc.; the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc.; the Logistics segment of Knight-Swift Transportation Holdings Inc.; Landstar System, Inc.; the Truckload Brokerage service offering of RXO, Inc.; and the Freight segment of Uber Technologies, Inc. ArcBest’s moving services compete with truck rental, self-move, and van line service providers, and several emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, reliable access to capacity, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

Pricing

Approximately 20% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, subject to individually negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. Most of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements. The remaining business is priced on an individual shipment basis considering each shipment’s unique profile, the value we provide to the customer, network capacity, and current market conditions.

We allow shippers with established accounts and without negotiated published rates to obtain competitive LTL rates for their shipping needs with ABF Freight’s reliable service and capacity options through a dynamic pricing option. This innovative pricing mechanism enables customers to instantly access LTL rates online, by phone, or through application programming interface (“API”) technology for shipments within the United States, Canadian cross-border, Mexico, and Puerto Rico. We can offer customers the best price on each shipment by leveraging available capacity within the ABF Freight network at the time of the quote. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and the program has been beneficial in optimizing our business levels.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to better reflect freight shipping trends, including the overall growth and ongoing profile shift to bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. We are experienced in handling complicated freight and offer logistics solutions that respond to the unique shipment characteristics of our customers’ various products and commodities. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics affecting our resources and, therefore, our costs to provide logistics services. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Our Asset-Based and certain operations within our Asset-Light segment assess a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

Industry Factors

According to management’s estimates, and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce during 2023, the total market potential in the industry segments we serve is approximately $494 billion. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Our Asset-Light market share represents a small portion of the total market, which evidences the significant growth opportunity for us in this segment, a growth position already strengthened with the addition of MoLo in November 2021. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges and lower-cost supply chain alternatives.

The transportation industry is subject to numerous laws, rules, and regulations, as further discussed below within “Environmental and Other Government Regulations,” and carriers are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The trucking industry faces rising costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, climate-related impact, and fuel economy, as well as increasing costs in certain areas that are not industry-specific, including health care and retirement benefits. Higher compliance costs will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors. In addition, disruptions from unexpected events such as natural disasters, geopolitical conflicts and, in prior years, the COVID-19 pandemic have resulted in further utilization of expedited shipping and premium logistics services and have caused companies to focus on risk management within their supply chains.

Seasonality

Our reportable operating segments are impacted by seasonal fluctuations that affect tonnage, shipment levels, and demand for our services, which in turn may impact our revenues and operating results. Inclement weather conditions can adversely affect freight shipments and operating costs of our Asset-Based and Asset-Light segments. Shipments may decline during winter months because of post-holiday slowdowns and during summer months due to plant shutdowns affecting automotive and manufacturing customers of our Asset-Light segment; however, weather or other disruptive events can result in higher short-term demand for our expedite services depending on the impact to customers’ supply chains.

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels. In contrast, the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, available capacity in the market, the impact of yield initiatives; and external events or conditions may influence quarterly business levels. Our yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing our susceptibility to seasonal fluctuations in recent years, including during the years ended December 31, 2023, 2022, and 2021.

Technology

As a multibillion-dollar integrated logistics company focused on making it easier for our customers to do business, ArcBest is building the future of logistics. Rooted in a strong history of innovation, technology is a pillar of our strategy — it differentiates us in the marketplace and allows us to continuously evolve. Most of the technology applications used at ArcBest have been developed internally by our ArcBest Technologies team and are tailored specifically for customers, capacity suppliers and internal business processing needs. Our teams of highly engaged and creative technology, analytics and innovation professionals are proactive surveyors of emerging technology — constantly analyzing and creating intelligent solutions that deliver value and drive the supply chain industry forward. Through implementing custom-built solutions and leading-edge technologies, we help our customers successfully navigate the complex logistics landscape so they can use their supply chain as their competitive advantage.

ArcBest internal product owners, architects, developers, data scientists, and others who deeply understand the transportation and logistics industry and our strategy and execution models, supplemented by expert external contractor services, work together to rapidly deliver superior solutions throughout our organization for customers and carrier capacity.

Directly addressing our customers’ supply chain challenges is a natural extension of our mission. We work to build efficiencies and sustainable best practices within our own business and the supply chain as a whole. We have made additional technology investments to improve both customer experience and carrier capacity experience while continuing to optimize costs. Some examples of these investments include:

●	We launched our customer offering of VauxTM – our innovative suite of hardware and software, which modernizes how freight is loaded, unloaded and transferred in warehouse and dock operations. This advanced technology utilizes patented handling equipment, software, and a patented process to load and unload trailers more rapidly and safely. In February 2024, we announced the next step in our Vaux suite – Vaux Smart AutonomyTM, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans.
●	Investment in a 235,000-square-foot innovation warehouse where our robotics engineers, mechanical engineers, fabricators, research and development analysts, software engineers, and data scientists test technology in an environment that mirrors our customers’ facilities, enabling us to create transformational solutions that address their most critical needs.
●	Our $25 million investment in Phantom Auto, a human-centered remote operation software provider. This investment centers around remote-operated forklifts and was developed to create overall intralogistics strategies in customer locations and help our customers build efficiencies in their own warehouses and distribution centers.
●	Creation and implementation of a sustainability dashboard as part of our work to collect, analyze, and report Scope 1 (direct) and Scope 2 (indirect) emissions. This dashboard can filter emissions by type, equipment, location, and timeframe, giving us a holistic approach to measuring emissions and enabling us to benchmark performance, identify areas of improvement, and monitor progress.
●	Implementation of ArcBest Virtual Agent (AVA), which uses artificial intelligence (“AI”) to quickly schedule shipment pickups, supply tracking information, and address other questions through email, phone, and web chat.
●	Implementation of cognitive technologies to improve customer service and optimize our operations, including in the Asset-Light segment, where we are developing machine-learning cognitive technologies that use natural language processing and computer vision embedded in our applications used by our employees that learn from past interactions and predict customer needs before the customer makes a request — simplifying workflows and driving better decision-making.
●	We implemented our City Route Optimization technology at our service centers during 2023, which has successfully improved efficiencies and lowered costs addressing the environmental impact of our fuel emissions in our city pickup and delivery operations through the use of algorithms created using AI and historical data. We are now focusing on enhancing technology through additional optimizations.
●	Enhancement of a capacity sourcing tool that optimizes the utilization of internal equipment capacity while reducing the time it takes to secure external equipment capacity to better meet customer requirements.

Typically, freight transportation customers communicate their freight needs, on a shipment-by-shipment basis, by using telephone, email, web, mobile applications, electronic data interchange (“EDI”), or API. In the Asset-Light segment, the information about each shipment is entered into an operating system that facilitates the selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to providing the transportation, we are in contact with the carrier through numerous means of communication (e.g., mobile apps, satellite tracking, electronic logging device (“ELD”), and other communication units on the vehicles) to continually update the position of equipment to meet customers’ requirements to track the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers real-time electronic updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites that allow customers to access information about their shipments, request shipment pickup, and utilize various other digital tools. Online functions tailored to the services requested by customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized email notification, logistics reporting, dynamic rerouting, and other connectivity tools. This technology allows customers to directly incorporate data from our systems into their websites, transportation management systems, or other information systems using EDI standards and secure API. As a result, our customers can provide shipping information and support directly to their own customers.

ArcBest has an Innovation Ambassador Program to encourage new, transformative ideas. This program includes a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company and to evaluate potential external innovation partners. Additionally, during 2023, ArcBest Technologies sponsored its fourth annual Imagine competition, allowing teams to collaborate and work on innovative ideas related to technology and business systems innovation. The 2023 competition asked teams of employees across the organization to collaborate and work on innovative ideas to improve our ability to meet the needs of our customers and enhance the customer experience.

Insurance

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty liability, and cargo loss and damage. We are effectively self-insured for $2.0 million of each workers’ compensation loss. For each third-party general liability loss, we are generally self-insured for $2.0 million. We are also self-insured for each cargo loss up to a $0.3 million deductible for our Asset-Based segment and a $0.1 million deductible for the majority of our Asset-Light segment, with a $3.0 million retention limit for each auto accident or loss and a 50/50 quota share on $2.0 million in excess of the $3.0 million retention limit on auto losses. We are self-insured for each cargo loss up to a $10 thousand deductible for the truckload service of our Asset-Light segment. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent or are not willing to write liability coverage for brokerage liability. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2024 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

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

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas

(“GHG”) emissions (“EPA/NHTSA Phase 2”), through their authorities under the Clean Air Act, as amended, imposing new fuel efficiency standards for medium- and heavy-duty vehicles and engines, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In April 2023, the EPA announced a proposal for a third phase of the GHG emissions (“EPA/NHTSA Phase 3”), which includes more stringent standards to reduce GHG emissions from heavy-duty vehicles beginning with model year 2027 beyond the current standards applicable under the EPA/NHTSA Phase 2. Similarly, the EPA proposed more ambitious emissions reduction standards for light- and medium-duty vehicles starting with model year 2027 in April 2023.

In September 2019, the state of California signed legislation which directs the California Air Resources Board (the “CARB”) and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. This legislation, now known as the Clean Truck Check Program, combines periodic vehicle testing requirements with other emissions monitoring techniques, in an effort to provide significant reductions in pollution necessary to achieve federal air quality mandates in California. The program requirements also include annual reporting in the newly created Clean Truck Check database for self-propelled vehicles registered for on-road use, along with annual per vehicle compliance fees beginning in 2023. At the present time, management believes that these regulations could result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 rulemaking, prove not to be as cost-effective as forecasted by the EPA and the NHTSA.

In October 2023, the state of California signed legislation under the Climate Corporate Data Accountability Act requiring reporting of direct and indirect greenhouse gas emissions starting in 2026 and 2027 for U.S. companies with annual revenues of $1 billion or more doing business in the state of California and under the Climate-Related Financial Risk Act requiring companies generating $500 million or more in total annual revenue doing business in the state of California to report financial risks related to climate change and related plans for risk mitigation. The U.S. government through the Securities and Exchange Commission’s proposed corporate climate disclosure rules and President Biden’s proposed disclosure rules for federal contractors is considering broader reporting requirements, although neither have been finalized.

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

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks for use in tractors and trucks. Maintenance of our tanks is regulated by the EPA and, in most cases, by state agencies. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results. Notwithstanding current compliance, including under a consent decree with the EPA, as discussed below, we are subject to on-going environmental remediation obligations concerning historical underground storage tank releases, for which the resolutions are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Certain of our Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”), as amended. The no-exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. Management believes we are in substantial compliance with all such regulations. Notwithstanding current compliance, we previously determined that certain procedures regarding sampling, documentation, and reporting were not appropriately being performed in accordance with the CWA. As such, we self-reported the matter to the EPA. On March 20, 2023, ABF Freight entered into a consent decree with the EPA (the “Consent Decree”) to resolve alleged compliance issues under the CWA and, as a result, paid civil penalties of $0.5 million, including interest, during the third quarter of 2023. By the date of the Consent Decree, the Asset-Based service center facilities were in general compliance with the stormwater laws and have ensured compliance with applicable stormwater permits under the CWA. ABF Freight has internally developed an environmental stormwater management strategy, including the delineation of roles and responsibilities for stormwater maintenance and compliance; developing procedures for tracking the permit process, including comprehensive employee training; implementing standard operating procedures; ensuring contractor awareness of stormwater laws; and tracking facility-specific corrective actions throughout the term of the Consent Decree.

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

Our Asset-Based operations and our Asset-Light segment’s network of third-party contract carriers must comply with industry regulations, including the ELD mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks and hours of service, safety and fitness, and other regulations of the DOT, including requirements related to drug and alcohol testing. We are subject to the hazardous materials regulations of the FMCSA for our transportation and arrangement for transportation of hazardous materials and explosives, as well as our disposal of hazardous waste.

We provide transportation and logistics services to and from a number of international locations and are, therefore, subject to a wide variety of domestic and international laws and regulations, including export and import laws. We are also subject to compliance with the Foreign Corrupt Practices Act of 1977, as amended and hold Customs-Trade Partnership Against Terrorism status for businesses within our Asset-Based and Asset-Light segments.

If we were to violate the government regulations under which we operate, we may be subject to substantial fines or penalties or our business operations could be restricted, which could have a material adverse impact on our financial condition, results of operations, and cash flows.

Human Capital Resources

Our people are at the heart of our success, and we provide a workplace that respects all cultures, perspectives, and experiences, so that we can provide the best atmosphere for our employees and the best service to our customers. As of December 2023, we had 15,000 employees, of which approximately 56% were members of labor unions. As previously described in the “Asset-Based Segment” within this Business section, as of December 2023, approximately 82% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2028.

Employee Attraction, Development, and Retention

Our business results and future growth opportunities depend on our ability to successfully manage our human capital resources, including attracting, developing, retaining, and upskilling our personnel. We strive to recruit values-aligned people who are the right individuals for each position and maintain a culture of continuous growth and development of our employees. Our data-enriched, real-time linkage between forecasted demand and diverse talent pools, along with hiring for character, enable our unified recruiting team to attract and onboard the right candidates for the right roles. We then have intentional training and development plans throughout each stage of career progression that accelerate job mastery and development for future roles. Our comprehensive learning program offers classroom, virtual, and web-based training options. We also offer a tuition reimbursement program, and we partner with a private university to provide onsite and virtual classes for employees to further their education. In 2023, we announced the launch of ArcBest’s Employee Dependent Scholarship Program with initial scholarships to be awarded in 2024.

We utilize a customized performance management system that incorporates goals and development planning to better position employees in their career paths. Employees participate in annual career conversations with their direct supervisor. We also have a succession planning program to ensure continuity in critical roles, allowing leaders to identify and develop employees for specific career paths. We evaluate compensation to ensure it remains competitive, including insurance and retirement benefits, and we offer programs to support the four pillars of wellness for our employees – physical, financial, emotional/social, and developmental. We conduct an annual survey as well as periodic pulse surveys to request employee feedback to help us assess and improve engagement and implement changes to enhance our work environment.

Attracting, retaining, and upskilling qualified truck drivers is crucial to our business. To address the driver shortage that continues to impact the freight transportation industry, we have strong hiring partnerships with the military that allow us to hire and train potential drivers before they leave military service. We also conduct in-house training through our Driver Development Program, a six-week paid training program, in certain service center locations, to help drivers earn a CDL-A license, and we host onsite hiring events at critical locations, as needed.

Diversity, Equity, and Inclusion

We embrace and encourage diverse experiences, needs, and perspectives which, in turn, help us create an environment where our employees feel welcome, safe, and valued. Such diversity enables us to better serve our customers around the globe. We partnered with a consulting firm specializing in diversity, equity, and inclusion (“DEI”) to measure and develop these areas of human capital management in our organization. Our three-year DEI roadmap is divided into four main areas — workforce, workplace, community, and marketplace — each focusing on a different aspect of corporate diversity.

We continue to invest in personnel and partnerships to lead and execute ArcBest’s DEI strategy. Our Corporate Social Responsibility (CSR) team leads ArcBest’s DEI initiatives, reporting quarterly to the Nominating/Corporate Governance Committee of our Board of Directors. We also regularly engage leaders in the organization to advance our people and community programs. Our DEI Task Force shapes ArcBest’s DEI vision by identifying best practices and creating opportunities for meaningful engagement about workplace diversity. Our voluntary, employee-led Employee Resource Groups (“ERGs”) help create an open and welcoming space to foster community building for employees’ shared identities, experiences, or interest in supporting underrepresented talent. We now have six ERGs available to employees, including ERGs focused on women in the supply chain industry; neurodivergent employees or employees caring for neurodivergent loved ones; employees of color; employees who are military veterans or currently serving military members or family members; LGBTQ+ employees or allies; and a welcoming network for new employees or employees who have recently relocated and are looking for support in making connections within ArcBest.

In October 2022, we announced our partnership with Integrate Autism Employment Advisors (“Integrate”), a non-profit organization that collaborates with companies to identify, recruit, and retain professionals on the autism spectrum, to foster a neuro-inclusive workforce and continue attracting the best talent with unique skill sets. Our investments in internal programs and in partnerships, including with Integrate, demonstrate ArcBest's commitment to advancing DEI initiatives to create a workplace where every employee comes to work feeling safe, welcome, and valued.

Our 2023 new hires represented a variety of backgrounds and experiences, with over 54% being diverse as categorized by gender, race, ethnicity, or military status. We are intentional in our efforts to attract, hire, retain, and upskill diverse and historically excluded talent, including those within the neurodivergent community. Our Neurodivergent Project Team has helped develop our neuroinclusive strategy by raising awareness, educating co-workers, and engaging with department leaders about positions that may be particularly well-suited for individuals on the autism spectrum.

Our corporate Code of Conduct sets forth our general business conduct and ethics principles. Our nonunion employees are required to participate in annual Code of Conduct training, which also covers our anti-discrimination and anti-harassment policies to further educate our employees about prohibited behaviors that undermine diversity. Our new hires complete anti-harassment training, and our management employees are provided with DEI training.

Health, Safety, and Security

We are focused on the health and well-being of our employees, and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program through which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform, life coaching services, behavioral health support, and a weight loss program, and we encourage healthy behaviors throughout the year through regular communications, educational sessions, wellness challenges, and other incentives.

Safety is critical to our business. We have safety procedures and guidelines, as well as required training and certification programs, for our drivers and freight-handling personnel to promote safety on and off the road. We also have safety measures and policies that apply to all independent contractors, owner-operators, and fleet owners in our Panther fleet, for whom we have provided safety programs to heighten awareness, promote safe driving behaviors, and reduce violations and accidents. Additionally, all of our company campuses, including corporate offices, are subject to safety and security policies and procedures to ensure the health, safety, and welfare of all employees. Based on employee feedback, several ArcBest teams collaborated to create new, more durable forklift attachments, designed to make freight handling safer and easier while reducing damage.

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

We have registered or are pursuing registration of various marks or designs as trademarks in the United States, including, but not limited to “ArcBest,” “ABF Freight,” “Panther,” “MoLo,” “U-Pack,” “Vaux,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries.

Other Intellectual Property

Additionally, our business and operations utilize and depend upon both internally developed and purchased technology. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with the previously disclosed Vaux freight handling program.

Commitment to Social and Environmental Responsibility

We are focused on understanding the potential impact and related risks of environmental and social issues on our business and the impact of our operations on the environment. In recent years, we have invested in personnel and resources to develop our sustainability and corporate citizenship program. We are integrating these factors into our strategy as we seek more sustainable approaches across our business and partner with customers to meet sustainability needs in their supply chains. We have voluntarily published an annual report over the last four years that details our responsible business focal points, including DEI efforts, sustainability approaches, investments in operational efficiencies and innovation, safety standards, and community-based partnerships. We are working to align our sustainability framework with pertinent Sustainability Accounting Standards Board (“SASB”) standards, which connect businesses and investors to the financial impacts of sustainability and identify the subset of related issues most relevant to financial performance, and the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. In 2023, we continued to collaborate with a third-party consultant to help identify and prioritize our responsible business initiatives. As mentioned previously, we continue to develop our sustainability dashboard, which is used to track quantitative metrics related to the environmental impact of our operations, including emissions. This dashboard will be utilized, along with qualitative analysis, to identify areas for improvement, track our Scope 1 (direct) and Scope 2 (indirect) GHG emissions and, in future phases of the sustainability dashboard project, provide insights to our customers supply chains until 2024 when we plan to transition to a third-party platform that will enable us to calculate and disclose Scope 3 emissions in the future. Preliminary information regarding our Scope 1 and Scope 2 emissions based on this dashboard can be found on the Company’s website. Additionally, our 2022 ESG Report included Scope 1 and Scope 2 emissions disclosures and other disclosures required by SASB and TCFD.

We actively promote a cleaner environment by reducing both fuel consumption and emissions, including through our GHG emissions measurement task force, which was established to better understand the impact of our business on the environment and opportunities for improvement. ArcBest, ABF Freight, Panther, and MoLo participate in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce GHGs and diesel emissions. ABF Freight has also participated in opportunities to address environmental issues in association with the Sustainability Task Force of the American Trucking Associations. For many years, our Asset-Based segment has voluntarily limited the maximum speed of its trucks, thereby reducing fuel consumption and emissions and contributing to ABF Freight’s excellent safety record. Our Asset-Based segment utilizes engine idle management programming to automatically shut down engines of parked tractors, in addition to our City Route Optimization program that has allowed ABF Freight to run fewer miles with less idling in traffic reducing our emissions impact. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. To further enhance fuel economy and reduce emissions, ABF Freight voluntarily installs aerodynamic aids on its fleet of over-the-road trailers. We continue to research and pursue more sustainable equipment, including replacing aging equipment models with clean, fuel-efficient equipment. In our dock operations, we utilize forklifts with engines powered by liquefied petroleum gas (LPG), which the EPA recognizes as a clean, alternative fuel, and have invested in a small number of electric forklifts, electric yard tractors, and electric Class 6 straight trucks to replace diesel-burning equipment. Additionally, in 2022, our Asset-Light segment began leasing a LEED Gold-certified office facility in Chicago, which was constructed to include a green roof, smart lighting, energy-efficient HVAC units, and additional eco-friendly features.

Contributions & Awards

Our culture is focused on quality service and responsibility, and our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise, and many serve as officers or board members of various philanthropic organizations. To help guide our actions in our giving efforts, we have outlined our three philanthropic pillars — Community, Education and People. In celebration of our 100th anniversary, we committed to $1 million in centennial giving during 2023 to organizations that align with our philanthropic pillars. In our corporate headquarters’ local community, we have long supported the United Way of Fort Smith Area and its partner organizations. In 2023, with employee support, we again earned the United Way’s Pacesetter award by setting the standard for leadership and community support, along with the Chairman’s Award and the Outstanding Achievement award for 2022-2023 campaign efforts. ArcBest has earned a spot in Forbes “Best-In-State Employers” list in Arkansas for the fourth year, including ranking as No. 3 in Arkansas overall and No. 1 in the Transportation and Logistics Employer category, in addition to holding an A+ culture rating by employees via Comparably. We support our employees as they carry out our wellness value by participating in healthy workplace initiatives and representing our company in wellness events in their local communities. Our employees are also great contributors of time to our local community through various volunteer activities.

In addition to the recognitions noted above, ArcBest has been recognized with the following awards since 2022:

●	“Training APEX Awards” (formerly “Training Top 100”) by Training magazine in 2023, marking the seventh year in a row to be honored and 13th year to be recognized;
●	Inbound Logistics’ list of “Top 100 Truckers” for the sixth consecutive year, continuing ABF Freight’s recognition on the list for the previous four years;
●	Inbound Logistics’ 2023 G75 Green Supply Chain Partner, following receipt of this recognition in 2022, demonstrating ArcBest’s commitment to sustainability;
●	“FreightTech 100” by FreightWaves, Inc., as one of the most innovative and disruptive companies across the freight industry for the third consecutive year and the fourth year overall;
●	“FreightTech 25” by FreightWaves, Inc., ranked as No. 20 among the most innovative and disruptive companies changing the transportation industry’s tech landscape;
●	Second annual “Top 500 For-Hire Carriers” by FreightWaves, Inc., recognizing companies on the basis of tractor count;
●	Fortune 1000 List of Top Companies, ranking No. 621 in 2023, up from No. 696 in 2022;
●	Six Comparably Awards, including for “Best Company Perks & Benefits,” “Best CEOs for Women,” “Best Company for Women,” “Best Company Compensation,” “Best Company Culture,” and “Best Leadership Teams” for 2023, following the receipt of three Comparably Awards in 2022 and highlighting ArcBest’s commitment to providing a work environment where all employees can thrive;
●	“2023 Top Companies for Women to Work For in Transportation” list by the Women in Trucking Association, highlighting corporate cultures in the trucking industry that foster gender diversity, competitive compensation and benefits, and career advancement opportunities;
●	Forrester “Return on Integration (ROI) Honors Winner,” in 2022 - award honoring leading organizations that made bold decisions to transform their business by integrating marketing, sales and product functions to align business goals and drive growth;
●	17th in The Commercial Carrier Journal’s 2023 list of “Top 250 For-Hire Carriers,” marking our eighth year listed;
●	Transport Topic’s 2023 list of “Top 100 For-Hire Carriers” for our tenth consecutive year;
●	Inbound Logistics’ “Top 100 3PL Providers” list as one of the best of the best third-party logistics companies in 2023;
●	Supply Chain Brain’s 2023 list of Top 100 Great Supply Chain Partners for excellent customer service door-to-door;
●	Armstrong & Associates, Inc’s “Top 50 U.S. 3PLs” list, which ranks the largest U.S. third-party providers by 2022 gross logistics revenue and turnover;
●	One of America’s “Most Responsible Companies of 2024” by Newsweek and Statista, demonstrating our ongoing commitment to being a responsible corporate citizen;
●	Bronze medal sustainability rating from EcoVadis in 2023, achieving sustainability performance recognition in the top half of all companies and industries rated across the world for the third consecutive year;
●	Business Media, Inc.’s 2023 Power Partner Awards honoring Business-to-Business (B2B) organizations who go above and beyond in providing value to customers’ business;
●	Named to TIME’S 2023 “Best Invention” list for ArcBest’s Vaux freight movement system in the Apps and Software category creating innovative technology that helps customers across all industries optimize operations and create remarkable efficiencies in their intralogistics processes;
●	Received an honorable mention in the Enterprise category of Fast Company’s Innovation by Design Awards for our revolutionary freight movement technology, Vaux;
●	VETS Indexes Employer Awards with a 4-Star Employer Designation for 2023, recognizing the nation’s top veteran employers; and
●	U.S. Department of Labor’s “2023 Gold Honoring Investments in Recruiting and Hiring American Military Veterans (HIRE Vets) Medallion” award for our exemplary efforts in recruiting, employing, and retaining our nation’s veterans.

Our Chairman of the Board, President and CEO, Judy R. McReynolds, was named to Arkansas Money & Politics’s 2024 Influencers of the Year list, the Women’s Foundation of Arkansas and Little Rock Soiree Top 100 Women of Impact in Arkansas in 2023 and the Arkansas Business Hall of Fame class of 2023. As listed above, the Company received Comparably’s 2023 Best CEOs for Women award, honoring Ms. McReynolds for the third consecutive year. She was also named to the 2022 Arkansas Business Executive of the Year by Arkansas Business, included on the prestigious 2022 Forbes 50 over 50, named a Gartner CEO Talent Champion in 2022, and the “Arkansas 250” list of Arkansas’ most influential leaders by Arkansas Business in 2022.

Asset-Based Segment

Our Asset-Based carrier ABF Freight has received the following awards since 2022:

●	2022 Excellence in Cargo Claims & Loss Prevention Award from the American Trucking Associations, making ABF Freight the only 10-time award winner of the award;
●	Two “Quest for Quality” awards in the National LTL Carriers and Expedited Motor Carriers categories from Logistics Management magazine for 2023, marking its seventh year overall to be recognized;
●	EPA SmartWay Transport Partner recognition since 2006; and
●	2022 SmartWay High Performer by the EPA for the second consecutive year and the third time overall in recognition of its leadership in the freight industry for producing more efficient and sustainable supply chain solutions.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is a nine-time winner of the Excellence in Security Award and a seven-time winner of the President’s Trophy for Safety from the American Trucking Associations. In January 2024, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2024-2025 “America’s Road Team,” continuing the long-time tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

During 2023, ABF Freight partnered with the IBT and the U.S. Army in the Teamsters Military Assistance Program (TMAP), a joint training program to help soldiers transition from military service to civilian careers as professional truck drivers. In 2023, ABF Freight was highlighted in the Task Force Movement (TFM): Life Cycle Pathway for Military and Veterans into Trucking report for its TMAP. ABF Freight has a partnership with the U.S. Military to train transitioning service members for our management roles through the Department of Defense SkillBridge program. ABF Freight also participates in the U.S. Army Partnership for Youth Success program. This initiative connects first-term regular Army and Army Reserve soldiers to the civilian workforce by providing two guaranteed job interviews and possible employment after their service in the Army.

Asset-Light Segment

Asset-Light received the following recognitions since 2022:

●	“2023 leading third-party logistics provider” by Global Trade Magazine in their Leading 3PLs List for the second consecutive year;
●	“Top Freight Brokerage Firms” in Transport Topics for 2023, marking its ninth consecutive year to be listed;
●	MoLo was honored in January 2024, for the fourth consecutive year, as part of Built In’s “2024 Best Places to Work For” awards, earning a place in the “Best Places to Work in Chicago” and the “Best Midsize Places to Work in Chicago” categories;
●	MoLo was named a “2023 Top Food Chain Provider” by Food Shippers of America;
●	MoLo was named by Financial Times to the “America’s Fastest Growing Companies” list for 2022;
●	2023 and 2022 EPA SmartWay Transport Partners recognition for Panther and recognition for MoLo in 2022; and
●	Three “Quest for Quality” awards by Logistics Magazine in the categories of 3PL Transportation Management, Household Goods and High Value Goods, and Intermodal Marketing Companies in 2023, marking the eighth time Panther has been recognized and the fourth time U-Pack has been honored with “Quest for Quality” awards.

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

Risks Related to Significant Unusual Events

The effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our employees and/or adversely affect our business, results of operations, financial condition, and cash flows.

The widespread outbreak of illness, disease, or emergence of another public health crisis, as we experienced with the COVID-19 pandemic, may, in the future, negatively impact our business, including operational efficiencies and demand for our services. Future measures intended to prevent the spread of a health epidemic, including regulatory measures and our efforts and costs incurred to comply with them, could negatively impact our operational efficiency and that of our third-party capacity providers, as well as our customers’ demand for our services. Additionally, if a high number of our employees were to contract a virus, disease or illness or were quarantined, our operations and customer service levels and, consequently, our results of operations, could be adversely impacted. We do not have insurance coverage specific to losses resulting from a pandemic. In the event of another pandemic or other public health crisis that adversely affects the U.S. and global economies, our results of operations, financial condition, and cash flows could be adversely impacted, and many of the other risks discussed in this Risk Factors section may be heightened.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

The occurrence of severe weather, natural disasters, health epidemics, acts of war or terrorism, military conflicts (such as the Russia-Ukraine and Israel-Hamas wars and Red Sea crisis), trade restrictions, and other adverse external events or conditions that impact us or the operations of third parties who provide services for us have the potential to significantly impact our ability to conduct business. Although we have business continuity plans in place, there is no guarantee that our plans have adequately addressed each known risk or every possible risk and can be successfully or timely implemented. Even if we were to successfully implement our continuity plans, we may incur substantial expenses and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

We depend on our Information Technology (“IT”) systems, and a systems failure, perceived or actual data privacy breach, or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability, and security of our IT systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Our IT systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control, including cybersecurity incidents such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, phishing, disruption by malware, or attacks enabled by AI. Any significant failure or other disruption in our critical IT systems that impacts the availability, reliability, speed, accuracy, or other proper functioning of these systems or that results in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our business, interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse effect on our business, results of operations, and financial condition.

New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain third-party software applications; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain services; and increasingly store and transmit data with our customers and third parties by means of connected IT systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Any problems caused by or impacting these third parties, including cybersecurity attacks and security breaches at a vendor, could result in claims, litigation, losses and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

A portion of our employee population operates under remote and hybrid work arrangements, which has increased demand for IT resources and our exposure to cybersecurity risks, including an increased risk of social engineering attempts, such as phishing, unauthorized access to proprietary information or sensitive or confidential data, and other cybersecurity incidents. As AI capabilities improve and are increasingly adopted, we may see cybersecurity attacks perpetrated through AI. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at points when the impact on our business could be minimized. Despite our efforts to monitor and develop our IT networks and infrastructure, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate, promptly detect, or timely implement adequate protective or remedial measures against cybersecurity attacks or recover use of our IT networks and infrastructure timely.

We engage third parties to provide certain IT needs, including licensed software, and the inability to maintain these third-party systems or licenses, or any interruptions or failures thereof, could adversely affect our business.

Certain of our IT needs are provided or supported by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The IT systems and operations of our third-party service providers are vulnerable to interruption by adverse weather conditions or natural disasters, power loss, telecommunications failures, terrorist attacks, internet failures, computer viruses, security breaches, and other events beyond our control. Disruptions or failures in the services upon which our IT platforms rely, or in other third-party services upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide. Such disruptions or failures could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that provide critical support for our operations. There is no guarantee that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

We rely on the suitability of the design and operating effectiveness of internal controls maintained by our third-party software providers and obtain related assurance reports from independent service auditors engaged by our third-party software providers for all in-scope systems. However, we cannot ensure that controls identified by our third-party software providers are adequate to prevent, detect or correct misstatements in processing or reporting transactions, or to adequately limit or eliminate system or operational vulnerabilities.

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize the potential benefits thereof, we may suffer competitive disadvantage, loss of customers, or other consequences that could negatively impact our business, results of operations, and financial condition.

The industry has experienced, and will likely continue to experience, rapid changes in technology, including the development of new technology, the deployment of emerging technology, such as generative AI and machine learning, and enhancements in existing technology. With industry advancements in technology, our customers may find alternatives to our services to meet their freight transportation and logistics needs. New entrants to the market, including start-ups and emerging business models which are often technology-centric or technology-enabled, have also expanded the field of competition and driven an increased pressure for innovation in the industry.

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers will continue to demand more sophisticated technology-driven solutions from their suppliers, including advancements in processes, equipment, and facilities to address concerns over business efficiency, supply chain effectiveness, and climate change. To improve efficiencies and meet our customers’ needs, we have made, and continue to make, significant investments in the enhancement of existing technology and in the development of new and innovative solutions, such as software and physical assets that are in various stages of development and implementation. Among other initiatives, our investments in technology include VauxTM and our equity investment in Phantom Auto, as further described in “Technology” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors will be involved in determining proof of concept, and there can be no assurance that our technology implementations, including Vaux and remote-operated equipment, will be successful. Furthermore, investments in start-up companies, by their nature, involve risk which may subject our investment to risk of loss.

Our efforts and investments in technology innovation may continue to require significant ongoing research and development costs and implementation costs and may involve new or unforeseen risks and challenges, including heightened risks for data and information security, privacy, protection, and copyright infringement and, in the case of generative AI, potential compliance gaps in an emerging but fragmented regulatory environment. The success of our approach to technology innovation depends on market acceptance of our solutions and a number of other factors, including our ability to:

●	deploy funds and resources for investment in technology and innovation;
●	achieve the right balance of strategic investments in existing or developing technology and innovation;
●	timely and effectively develop and implement new or enhanced technology, including integration into current operations and interaction with existing systems;
●	train our employees to operate the technology and/or achieve appropriate customer, carrier or other desired user adoption of the technology;
●	adequately anticipate challenges and respond to unforeseen challenges;
●	detect and remedy defects in enhanced or new technology; and
●	recover costs of investment through increased business levels, higher prices, improved efficiencies or other means, such as licensing or disposing of the developed technology.

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

Although we do not have a significant customer concentration, the growth of our business could be materially impacted and our results of operations and cash flows would be adversely affected if we were to lose all or a portion of the business of some of our large customers. Such loss may occur if our customers choose to divert all or a portion of their business with us to our competitors; demand pricing concessions for our services; require us to provide enhanced services at lower prices; or develop their own shipping and distribution capabilities. Our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all. A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to changes in pricing, economic hardship, or other factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our growth plans place significant demands on our management and operating personnel, and we may not be able to hire, train, upskill, and retain the appropriate personnel to manage and grow these services. We have incurred increased costs associated with long-term investment in the development of our owner-operator fleet and contract carrier capacity for our Asset-Light segment. As we focus on growing our Asset-Light segment, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and in which we will encounter new competitive challenges, and we may not be able to successfully gain market share, which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels or changing market demands, as portions of salaries, wages, and benefits are fixed in nature and the adjustments that would otherwise be necessary to align the labor cost structure to corresponding business levels are limited as we strive to maintain customer service. It is more difficult to match our staffing levels and purchased transportation resources to our business needs in periods of rapid or unexpected change, which we have experienced in recent years. We may, in the future, incur additional costs related to purchased transportation and/or experience labor inefficiencies in training new employees who are hired in response to growth. If such additional costs are disproportionate to our business levels, they may adversely impact our operating results. A prolonged labor shortage or significant labor inefficiencies could have a material adverse effect on our results of operations, financial condition, and cash flows as a result of lower levels of service, including timeliness, productivity and/or quality of service. We regularly evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage and shipment levels and the proximity of customer freight, and there can be no assurance that any given network change will result in a material improvement in our Asset-Based segment’s results of operations.

We may be unsuccessful in realizing all or any part of the anticipated benefits of acquisitions within the expected time period or at all. The cost, integration, and performance of any such acquisition may adversely affect our business, results of operations, financial condition, and cash flows.

We may be unable to generate sufficient revenue or earnings from the operations of MoLo, which we acquired on November 1, 2021, or any future acquired business, to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. Difficulties encountered in combining operations, including underestimation of the resources required to support an acquisition, could prevent us from realizing the full anticipated benefits, and within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

The possible risks involved in acquisitions include, among others:

●	potential loss of customers, key employees, and third-party service providers;
●	difficulties synchronizing operations of the companies, including the integration of workforces, while continuing to provide consistent, high-quality service to customers;
●	unanticipated issues in the assimilation and consolidation of IT, communications, and other systems, including additional systems training and other labor inefficiencies;
●	potentially unacceptable qualification requirements for contract carriers or other third-party vendors;

●	potentially unfavorable, or adverse changes to, pre-existing contractual relationships;
●	delays in consolidation of corporate and administrative infrastructures;
●	difficulties and costs of synchronizing our policies, procedures, business culture, and benefits and compensation programs;
●	inability to apply and maintain our internal controls and comply with regulatory requirements;
●	difficulties related to additional or unanticipated regulatory and compliance issues;
●	adverse tax consequences associated with the acquisition; and
●	other unanticipated issues, expenses, and liabilities, including previously unknown liabilities, or legal proceedings which may arise, associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification or insurance provisions.

We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The complex and time-consuming processes of evaluating acquisitions and performing due diligence procedures include risks that may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Future acquisitions, if any, may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities, which may negatively impact our capitalization and financial position. Further, we may not be able to acquire businesses or assets in the future, or acquire them on terms favorable to us, even though we may have incurred expenses in evaluating and pursuing strategic transactions.

Unsolicited takeover proposals, proxy contests and other proposals/actions by activist investors may distract management and adversely affect our business and the market price and lead to pronounced volatility in the price of our common stock.

We could become subject to unfavorable advances by investor activists or receive unsolicited takeover proposals at an undervalued stock price. In the event that a third party makes an unsolicited takeover proposal or otherwise attempts to gain control of our Company, our review and consideration of such proposals may be a significant distraction for our management and may require us to expend significant time and resources away from our primary operations. Such proposals may disrupt our business by causing uncertainty among current and potential employees, customers and other stakeholders, which could negatively impact our business, results of operations, and financial condition. Any perceived uncertainties as to our future direction also may adversely affect the market price and lead to pronounced volatility in the price of our common stock.

Damage to our corporate reputation may cause our business to suffer.

Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived, and whether as a result of our actions or those of our third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther, MoLo, and U-Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, social and sustainability issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Despite our efforts to adapt to and address these concerns and concerns over AI impacting brand reputations, our efforts may be insufficient. Additionally, the implementation of initiatives, including our sustainability initiatives, may increase our costs. It is difficult to predict how our efforts with respect to sustainability matters will be evaluated by current and prospective investors or by our customers or business partners, and our industry may be generally disfavored by the investing community at large.

Our business is increasingly dependent on the internet for attracting and securing customers, and the possibility that fraudulent behavior may confuse or deceive customers, including through use of AI, heightens the risk of damage to our reputation and increases the time and expense required to protect and maintain the integrity of our brands. With the increased use of social media outlets, adverse publicity, even when based upon incorrect information or false statements, can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and, thus, have an adverse effect on our business, results of operations, financial condition, and the market price of our stock, as well as require additional resources to rebuild our reputation and restore the value of our brands.

Our corporate reputation and business depend on a variety of intellectual property rights, and the costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States, including, but not limited to, “ArcBest,” “ABF Freight,” “Panther,” “MoLo,” “U-Pack,” “Vaux,” and “More Than Logistics.” For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names, logos, or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with Vaux. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged or invalidated, or misappropriated or infringed upon, by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Risks Related to Our Industry

A nationwide or global disruption in the supply chain could increase volatility in freight volumes and materially impact our business.

Our business may be materially impacted by the cyclical nature of the supply chain industry due to changes in consumer spending related to inflation and higher interest rates and, more recently, due to disruption to two crucial trade corridors – the Panama Canal as a result of low rain levels and the Suez Canal as a result of geopolitical tensions in the Middle East, among other challenges affecting our industry. Although there have been recent signs of normalizing in the manufacturing capacity of original equipment manufacturers (“OEMs”), we have experienced, and may continue to experience, an inability to obtain, or delays in the delivery of, equipment necessary for operations, including tractors, trailers, and other equipment, as a result of manufacturing delays, supply chain disruptions, parts shortages, and equipment design changes due to upcoming federal and/or state emissions standards. The extent to which we are vulnerable to and may be negatively impacted by supply chain disruptions is uncertain and dependent upon the duration and severity of supply shortages as well as other factors beyond our control, such as extreme weather events, natural disasters, cybersecurity breaches, geopolitical conflicts, or government shutdowns. Supply chain disruptions have and may continue to have a significant impact on consumer prices, demand, and bottlenecks in production, which may negatively impact our freight volume, operating costs, and ability to serve our customers.

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
●	Enhanced visibility of capacity options in the marketplace is increasing, and customers may seek bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	In an excess capacity market, we may be unable to maintain the higher market-driven prices we obtained for our services in the tighter capacity environment, especially if there is a prolonged recessionary period in the freight environment as there was during 2023. As market capacity tightens, customer demand may exceed available carrier capacity in the industry as experienced through the second half of 2022.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Customers are increasingly focused on environmental concerns, including emissions, and may select transportation providers that are able to reduce emissions more readily or effectively through efficiency improvements to existing and emerging technologies, adoption of alternative fuels or through carbon offsetting mechanisms.
●	Shippers may choose to build their own logistics capabilities reducing or eliminating need for these services from our Asset-Based segment.

Additionally, as the retail industry continues its trend toward increases in e-commerce at an unprecedented rate, the manner in which our customers source or utilize our services will continue to evolve. If we are unable to successfully adapt and implement appropriate measures in response to these changes, our operating results could be adversely affected.

Increased prices for, or decreases in the availability of, equipment, including new revenue equipment, as well as higher costs of related operating expenses, could adversely affect our results of operations and cash flows.

In recent years, OEMs have significantly raised the prices of equipment, including new revenue equipment, due to supply chain disruptions and other challenges beyond our control, including, but not limited to geopolitical conflicts and significant weather events, in addition to increased costs of materials and labor, above normal inflation levels, and high interest rates, which impact equipment financing. Manufacturers have also raised prices, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies as described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. GHG emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. Additional state-mandated emission-control requirements could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner-operators for portions of our Asset-Light segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some OEMs of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. For example, significant shortages of semiconductor chips, as experienced through the first half of 2023, and other component parts and supplies, including steel, have forced and may continue to force manufacturers to curtail or suspend their production, leading to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change.

When market forces result in demand outstripping supply, we have and may continue to face reduced supply levels and/or increased acquisition costs for new tractors or trailers, as well as related parts and services, for our Asset-Based operations, which could have a material adverse effect on our business and growth initiatives, results of operations, financial condition, and cash flows.

Fuel shortages, changes in fuel prices, or the inability to collect fuel surcharges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Additionally, we pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact the results of operations of our Asset-Light segment.

Our Asset-Based segment and certain operations of our Asset-Light segment assess a fuel surcharge based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight or revenue per shipment measure and, consequently, our revenues, and the revenue decline may be disproportionate to the corresponding decline in our fuel costs, as experienced in 2023.

Risks Related to Employees and Benefits

Difficulty attracting, retaining and upskilling employees throughout the Company, or if ABF Freight is unable to reach agreement on future collective bargaining agreements, could result in labor inefficiencies, disruptions, stoppages, or delayed growth.

During recent years, we experienced, and continue to experience in certain markets, challenges with hiring an adequate number of qualified drivers, freight-handlers, and professional personnel to meet increases in demand due to numerous factors. With the exception of the market disruption experienced in 2023 due to the shutdown of a large LTL competitor, the available pool of drivers has been declining in recent years, which has caused and may in the future cause difficulty in retaining and hiring qualified drivers. Government regulations or the adverse impact of certain legislative actions that result in shortages of qualified drivers could also impact our ability to grow. The expansion of flexible work options triggered by the COVID-19 pandemic has also provided more employment opportunities for those in professional roles, including our IT roles, making attraction and retention more complex. If wage inflation continues for noncontractual professional roles, our labor costs will increase. If we encounter difficulty in attracting, retaining, and upskilling employees, including qualified drivers, freight-handlers, and professional personnel, we could incur higher recruiting expenses or a loss of business, and our profitability and ability to grow could be adversely affected.

As of December 2023, approximately 82% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA, the collective bargaining agreement with the IBT that will remain in effect through June 30, 2028. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. There can be no assurance that our future collective bargaining agreements will be renewed on terms favorable to us. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility, which may increase our operating costs, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business, results of operations, financial condition, and cash flows. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

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

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the 2023 ABF NMFA and other related supplemental agreements, as further discussed in Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These pension plans provide the best retirement benefits in the industry. However, when compared to competitors, ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Certain legislative actions that became effective in recent years include provisions to improve funding for multiemployer pension plans, as further discussed in Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. However, despite such legislative actions, we may still trigger withdrawal liability through, among other things, mergers and other fundamental corporate transactions and, as a result of operational changes, site closures and job losses. We continue to monitor the impact these legislative actions have on the funding status of the multiemployer pension plans to which ABF Freight contributes; however, we cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

Risks Related to Third Parties

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our business, results of operations, financial condition, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers, which could result in loss of business or customer loyalty. In addition, third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to expand our capacity, add additional routes, or meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including unfavorable pricing conditions; the shortage of quality third-party providers, including owner-operators and drivers of contracted carriers for our Asset-Light segment; shortages in available cargo capacity of third parties; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules and the ELD mandate; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our Asset-Light segment.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our Asset-Light segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner-operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents or incidents that may result in cargo loss or damage, other property damage, or serious personal injuries including death. As a result, claims may be asserted against us for actions by such drivers or for our actions in contracting with them initially or retaining them over time. We or our subsidiaries could be held directly responsible for these third-party claims and, regardless of ultimate liability, may incur significant costs and expenses in defending these claims or through settlements, even in cases where we believe we have meritorious claims or defenses. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims, or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our engagement of independent contractor drivers to provide a portion of the capacity for our Asset-Light segment exposes us to different risks than we face with our employee drivers.

The driver fleet for portions of our Asset-Light segment is made up of independent owner-operators and individuals. We face intense competition in attracting and retaining qualified owner-operators from the available pool of drivers and fleets, and we may be required to increase owner-operator compensation or take other measures to remain an attractive option for owner-operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in owner-operator compensation, our services may be less competitive, which could have an adverse effect on our business. Furthermore, as these independent owner-operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time, which may impede our ability to deliver freight in a timely manner or result in increased expenses to do so.

If the independent contractors with which we contract are deemed by regulators or judicial process to be employees, or if we experience operational or regulatory issues related to our use of these contract drivers, our financial condition, results of operations, and cash flows could be adversely affected.

Class actions and other lawsuits have arisen in the transportation and logistics industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. Many states have enacted restrictive laws that make it difficult to successfully prove independent-contractor status, and all states have enforcement programs to evaluate the classification of independent contractors. In the event of such reclassification of our owner-operators, we could be exposed to various liabilities and additional costs, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest and under vicarious liability principles.

Risks Related to Legal and Regulatory Matters

We are subject to litigation risks, and at times may need to initiate litigation, which could result in significant costs and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, including wage and hour claims; competitive matters; personal injury; property damage; cargo claims; safety and contract compliance; environmental liability; and other matters, such as the matters (if any) described in Item 3 (Legal Proceedings) included in Part I of, or otherwise disclosed in, this Annual Report on Form 10-K. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort from our management team. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

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

Failures by us, or our contracted owner-operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, could have a material adverse impact on our operations or financial condition, and could cause us to lose customers, as well as the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs, or we could experience difficulty in obtaining adequate levels of insurance coverage.

Our Asset-Light segment utilizes third-party service providers who are subject to similar regulatory requirements. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on the business and results of operations of our Asset-Light segment. Also, activities by these providers that violate applicable laws or regulations could result in governmental or third-party actions against us. Although third-party service providers with whom we contract agree to comply with applicable laws and regulations, we may not be aware of, and may therefore be unable to address or remedy, violations by them.

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

We routinely transport or arrange for the transportation of hazardous materials and explosives. At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks and other containers. In connection with these operations, we are subject to federal, state and local environmental laws and regulations relating to, among other areas: emission controls, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines, civil penalties, or litigation if we fail to obtain proper certifications or permits or if we do not comply with required environmental inspections and testing provisions. Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities, including those occurring prior to ownership or use of such facilities, and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles.

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

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other GHG emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future. Emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures. Compliance with laws and regulations related to climate risk may also increase our exposure to litigation or governmental investigations or proceedings. We may also encounter difficulties in collecting and managing data that impact timely compliance or incur significant costs to comply with increased regulation regarding environmental monitoring and financial reporting disclosure requirements, including those signed into law in October 2023 under California Senate Bill 253 Climate Corporate Data Accountability Act and California Senate Bill 261 Climate-Related Financial Risk Act, as described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain covenants under our financing arrangements. A default under these financing arrangements or changes in regulations could impact the availability of funds or our borrowing costs.

We are affected by the instability in the financial and credit markets, which from time to time has created volatility in various interest rates and returns on invested assets. We are subject to market risk due to variable interest rates on our borrowings on the accounts receivable securitization program (“A/R Securitization”) and the revolving credit facility (“Credit Facility”) under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $50.0 million remains outstanding at the end of February 2024, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our A/R Securitization, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including inflation, governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

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

If we default under the terms of the Credit Agreement or our A/R Securitization and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. An event of default under either of these facilities could constitute automatic default on the other facility and could trigger cross-default provisions in our outstanding notes payable and other financing agreements unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or A/R Securitization, the lender of the A/R Securitization could proceed against the collateral by which that facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or A/R Securitization, changes in regulations that impact the availability of funds or our borrowing costs, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Our business is capital intensive. If we are unable to generate sufficient cash from operations, our growth and profitability could be limited due to significant ongoing capital expenditure requirements.

Our business requires significant capital expenditures, which we finance through various sources, including cash flows from operations, borrowings under our revolving credit facility or our accounts receivable securitization program, and notes payable. We continue to invest significantly in our revenue equipment fleet. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, including our ability to invest in technological initiatives that drive business efficiencies; utilize our existing liquidity or enter into additional financing arrangements, including leasing arrangements; or operate our revenue equipment for longer periods resulting in increased maintenance costs, any of which could negatively impact our financial condition and results of operations.

Claims expenses, the cost of maintaining our insurance, or the loss of our ability to self-insure could have a material adverse effect on our results of operations and financial condition.

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

We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase, and we could experience difficulty in obtaining adequate levels of insurance coverage. Our self-insurance program for third-party automobile casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking/logistics sector, our insurance costs or collateral requirements could materially increase, or we could experience difficulties in finding insurance in excess of our self-insured retention limits. In recent years, many insurance companies have completely stopped offering coverage to trucking and logistics companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums or retention levels as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. Our insurance premiums, deductibles, and self-insurance retention levels, which are discussed in “Insurance” within Part I, Item 1 (Business) of this Annual Report on Form 10-K, have increased and could further increase in the future due to market conditions or if our claims experience worsens. The impact of climate change, including its effect on weather-related events which may disrupt our operations or damage our property and equipment, may increase our claims liabilities and the cost to obtain adequate insurance coverage for our business. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

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

Future impairment, if any, of our long-lived assets and our goodwill and intangible assets could adversely affect our earnings.

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Determination that certain long-lived assets are no longer needed for the strategic growth of our business may result in significant impairment charges, such as those incurred during the third quarter of 2023 as certain long-lived operating right-of-use assets were made available for sublease. See Note C and Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our lease-related impairment charges.

Our goodwill and intangible assets are primarily associated with acquisitions in the Asset-Light segment. Our annual impairment evaluations for goodwill and indefinite-lived intangible assets in 2023, 2022, and 2021 produced no indication of impairment of the recorded balances; however, there can be no assurance that an impairment will not occur in the future.

Given the uncertainties regarding the economic environment, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, or other factors that negatively impact the fair value of the operations of our reporting units, could result in impairment and noncash write-off of a significant portion of our long-lived assets, goodwill, and intangible assets, which would have an adverse effect on our financial condition and results of operations.

Risks Related to Other External Conditions

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including changes in tax laws, suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, inflation, labor and supply shortages, downturns in customers’ business cycles, and changes in their business practices, which may be impacted by factors such as higher inflation and interest rates. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North

American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. Further changes to U.S. or international trade policy or other global trade impacts could result in increased cost for goods transported globally, which may lead to reduced consumer demand, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity. International security concerns, including the Russia-Ukraine and Israel-Hamas wars, Red Sea crisis, and other geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, could continue to have a material adverse effect on global trade and economic activity.

Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which may adversely affect the profit margin for our services. If we are unable to respond timely and effectively to changes in the pricing environment or if our strategies for customer retention and margin optimization are unsuccessful, our business, financial condition, and results of operations could be adversely impacted. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand, which in turn results in excess equipment capacity in the industry. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Conversely, during times of higher shipping demand, tight market capacity may negatively impact the service levels we are able to provide to our customers.

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

Inflation and high interest rates may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation in the United States was at its highest level in 40 years by the end of June 2022 and has remained above normal and historical levels throughout 2023 and into 2024. Significant inflation can adversely impact our financial condition by increasing interest rates and the cost of equipment. Most of our operating expenses are sensitive to increases in inflation, including fuel, insurance, employee wages and benefits, purchased transportation, and depreciation due to higher equipment prices. Further, inflation may generally increase costs for materials, supplies, services, and capital. In a highly inflationary environment, we may be unable to secure adequate price increases for our services to offset the increases in our operating costs, which could reduce our operating margins. Additionally higher inflation and interest rates could impact consumer demand, which could adversely affect our financial condition and operating results as tonnage and shipment levels decrease.

Our business and results of operations could be impacted by seasonal fluctuations, adverse weather conditions, natural disasters, and climate change.

Our operations are, and may in the future be, impacted by seasonal fluctuations and, at times, inclement weather conditions that affect employee working conditions, tonnage and shipment levels, demand for our services, and operating costs, which in turn may impact our revenues and operating results, as further described in “Seasonality” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Climate change may have an influence on the severity of weather conditions. Severe weather events and natural disasters could disrupt our operations or the operations of our customers or third-party service providers, damage existing infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, any of which could adversely affect our business levels and operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

We prioritize the management of cybersecurity risk and the protection of information across the Company by embedding data protection and cybersecurity risk management in our operations. The Company follows the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and other industry standards and applicable laws and regulations to assess and manage cybersecurity risks within our services, infrastructure, and corporate resources. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes through a layered governance structure.

The Company maintains an enterprise-wide risk management (“ERM”) process to identify, assess and monitor risks that are or may become material to our business. Our ERM process includes participation by senior management, other leaders, and employees across the business in surveys and discussions about the risk environment with certain members of senior management and management level leaders meeting quarterly to discuss the Company’s top risks as identified through our ERM process.

Our cybersecurity policies and controls encompass incident response procedures, information security, and IT vendor risk management. We monitor the cybersecurity laws, regulations, and guidance applicable to us in the maintenance of these policies and procedures, including, but not limited to, regulations issued by the U.S. Department of Homeland Security, as further described in Item 1 (Business) of this Annual Report on Form 10-K, as well as proposed laws, regulations, guidance, and emerging risks.

We utilize various tools and security technology to help us deter, detect, identify, and respond to potential cybersecurity threats. Annually, we undergo external evaluations by third-party consulting services, including the performance of penetration testing and vulnerability scanning. With respect to third-party service providers, we generally require our vendors to maintain security controls to protect our confidential information and data, and we perform risk assessments of IT vendors, including their ability to protect data from unauthorized access. When the Company learns of a cybersecurity incident at a third-party service provider, the Company’s respective department contacts maintain communication with the third-party service provider and communicate the incident to our Chief Technology Officer (“CTO”).

As described in Part 1, Item 1A (Risk Factors), our operations rely on the secure processing, storage, and transmission of confidential and other information in our IT systems and networks. Computer viruses and other events beyond our control, including cybersecurity attacks and other cyber incidents such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, or disruption by malware, could expose our IT systems and those of our vendors to system interruptions, impacting the availability, reliability, speed, accuracy, and other proper functioning of these systems or result in the release of proprietary information or sensitive or confidential data, any of which could materially and adversely affect our business. Because the sophistication of cybersecurity threats is increasing and new techniques for attack are being developed rapidly, including attacks enabled by AI, we cannot be certain that the controls and preventative actions that we have implemented to reduce the risk of cybersecurity incidents and to protect our systems will be effective in preventing a cybersecurity incident from materializing. While we have experienced minor cybersecurity incidents, we are not aware of any material cybersecurity incidents that occurred during the year ended December 31, 2023.

Governance

Our Audit Committee, with delegated authority from our Board of Directors, has primary oversight of cybersecurity risks.

Our CTO and Director of Information Security are responsible for oversight of the Company’s cybersecurity program, implementation and compliance of our information security standards, and mitigation of information security-related risks. Our CTO, with 37 years of IT experience and an undergraduate degree in Computer and Information Science, has served in his current role for four years and previously served as our Director of Infrastructure Management for 12 years. Our

CTO reports to the Company’s Chief Innovation Officer and President of ArcBest Technologies, who directly reports to the Chief Executive Officer. Our Director of Information Security, reports to our CTO, has 32 years of IT experience, including over 20 years in information security; a Master of Business Administration; an undergraduate degree in Computer Information Systems and Quantitative Analysis; and is a Certified Information Systems Security Professional.

We also have management-level committees who support our processes to assess and manage cybersecurity risk and related incidents as follows:

●	The Information Security Executive Sponsors Committee (the “Executive Sponsors Committee”), chaired by our Director of Information Security, includes IT, legal, compliance and other business leads. The Executive Sponsors Committee provides a forum for these cross-functional members of management to consider existing and emerging cybersecurity risks; review cybersecurity regulations; determine cybersecurity project prioritization; approve, review, and update policies and standards, as appropriate; and promote cross-functional collaboration to manage cybersecurity risks across the enterprise to support the Company’s goals and address cybersecurity risks.
●	The Risk Management Committee, comprised of senior IT, operations, risk, legal, and compliance leaders across business segments, monitors enterprise risk management for the Company, including all subsidiaries. Among other processes, this committee reviews the Company’s programs and processes related to information security, third-party risks, vendor management, business disruption, business continuity, and disaster recovery, identifying gaps in the current risk management processes and considering potential risks due to changes in laws or the regulatory environment.
●	The Cybersecurity Incident Response Team, which includes representatives from our information security and technical services departments, in addition to company management and executives across the Company, is activated when a suspected incident is reported or discovered and is responsible for dissemination of information and coordination of personnel efforts required to successfully respond to an incident.
●	The Cybersecurity Incident Reporting Committee was formed to assess the materiality of cybersecurity incidents from a Securities and Exchange Commission reporting standpoint. In the event this committee determines a cybersecurity incident is material, committee members, as delegated, will notify the Audit Committee.

The CTO provides a quarterly cybersecurity risk update and presents an annual cybersecurity review to our Board of Directors.

We also conduct mandatory company-wide security awareness training and periodic phishing tests and generally seek to promote awareness of cybersecurity risks through regular communication and education of our employees.

ITEM 2.PROPERTIES

The Company believes that its facilities, including owned and leased properties, are suitable and adequate and that the facilities have sufficient capacity to meet current business requirements. The Company owns two office facilities in Fort Smith, Arkansas, which provide space for corporate and certain subsidiary functions. The Company also leases an office building and an innovation lab in Fort Smith, Arkansas for certain subsidiary functions.

Asset-Based Segment

The Asset-Based segment operates out of its general office building located in Fort Smith, Arkansas and 240 revenue producing facilities, 10 of which also serve as distribution centers. The Company owns 114 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

No. of Doors
Owned:
Carlisle, Pennsylvania	333
Dayton, Ohio	330
South Chicago, Illinois	274
Kansas City, Missouri	252
Atlanta, Georgia	226
North Little Rock, Arkansas	196
Dallas, Texas	196
Winston-Salem, North Carolina	150
Albuquerque, New Mexico	85

Leased from nonaffiliate:
Salt Lake City, Utah	89

Asset-Light Segment

The Asset-Light segment owns a general office building and service bay in Medina, Ohio and leases five additional office and warehouse locations, including an office and warehouse location in Sparks, Nevada and an office location in Chicago, Illinois.

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

In January 2023, ArcBest Corporation and MoLo Solutions, LLC were added as defendants in five separate lawsuits all arising from a single multi-fatality auto accident involving one of MoLo’s contract carriers. The accident occurred in June 2021 in Baxter County, Alabama, and the cases are pending in the state and federal courts therein situated. The accident occurred prior to the Company’s acquisition of MoLo. The lawsuits allege that MoLo was negligent in the selection of the motor carrier involved in the accident. The claimants are seeking compensatory and punitive damages. The Company intends to vigorously defend against these lawsuits. Although a range of reasonably possible losses for this matter cannot be estimated at this time, it is reasonably possible that such amounts could be material to the Company’s financial condition, results of operations, or cash flows. The Company will pursue recovery for its losses, if any, against all available sources, including, but not limited to, insurance and any potentially responsible third parties.

For additional information related to our environmental and legal matters and other events, see Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 19, 2024, there were 23,520,701 shares of the Company’s common stock outstanding, which were held by 177 stockholders of record. A substantially greater number of holders of ArcBest Corporation common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

On February 2, 2024, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.12 per share to stockholders of record as of February 16, 2024. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Fourth Amended and Restated Credit Agreement, and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. In January 2003, the Board of Directors authorized a $25.0 million common stock repurchase program and authorized extensions of the share repurchase program in 2005, 2015, and 2021. In February 2023, the Board of Directors reauthorized the program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During 2023, the Company purchased 930,754 shares of its common stock for an aggregate cost of $91.5 million, including 501,146 shares for an aggregate cost of $47.6 million under Rule 10b5-1 plans, which allowed for stock repurchases during closed trading windows. During the three months ended December 31, 2023, the Company purchased 242,252 shares, leaving $33.5 million remaining under the Company’s share repurchase program. In February 2024, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the share repurchase program to $125.0 million.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
10/1/2023-10/31/2023	128,766	$97.68	128,766	$46,536
11/1/2023-11/30/2023	55,297	117.54	55,297	$40,036
12/1/2023-12/31/2023	58,189	112.87	58,189	$33,468
Total	242,252	$105.86	242,252
(1)	Represents the weighted average price paid per common share including commission.

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages our technology and a full suite of solutions to meet our customers’ supply chain needs. Our operations are conducted through two reportable operating segments:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and
●	Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics®, and certain other subsidiaries.

For more information, see additional segment descriptions in Part I, Item 1 (Business) and in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. Following the sale, FleetNet was reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K refer to continuing operations, including comparisons to the prior year. For more information on our discontinued operations, see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. MD&A includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2023 compared to 2022, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) reconciliation to net income;
●	a financial summary and analysis of our Asset-Based segment results of 2023 compared to 2022, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of the results of our Asset-Light segment for 2023 compared to 2022, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies and Estimates discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

This Results of Operations section of MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in the Results of Operations section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Consolidated Results

	Year Ended December 31
	2023	2022	2021

	(in thousands, except per share data)
REVENUES
Asset-Based	$2,871,004	$3,010,900	$2,573,773
Asset-Light(1)	1,680,645	2,139,272	1,300,626
Other and eliminations	(124,206)	(121,164)	(108,214)
Total consolidated revenues	$4,427,443	$5,029,008	$3,766,185

OPERATING INCOME (LOSS)
Asset-Based	$253,152	$381,133	$260,707
Asset-Light(1)	(12,271)	52,725	46,397
Other and eliminations	(68,262)	(39,332)	(30,126)
Total consolidated operating income	$172,619	$394,526	$276,978

NET INCOME FROM CONTINUING OPERATIONS	$142,164	$294,648	$210,459

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX(2)	53,269	3,561	3,062

NET INCOME	$195,433	$298,209	$213,521

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$5.77	$11.55	$7.86
Discontinued operations(2)	2.16	0.14	0.11
Total diluted earnings per common share	$7.93	$11.69	$7.98
(1)	Includes the operations of MoLo® since the November 1, 2021 acquisition. The acquisition of MoLo is more fully described in the Asset-Light Segment Overview section of Asset-Light Operations.
(2)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The year ended December 31, 2023 includes the net gain on sale of FleetNet of $52.3 million (after-tax) or $2.12 diluted earnings per share. Discontinued operations are further described within Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our consolidated revenues, which totaled $4.4 billion for 2023, decreased 12.0% compared to 2022. The revenue decline is primarily attributable to lower market rates for shipping and logistics services in a softer market environment with more available capacity, compared to the prior-year periods, despite an increase in demand for our core, published LTL business during the second half of 2023 following market disruption, as further discussed below. The year-over-year decrease in consolidated revenues for 2023 reflects a 4.6% decrease in our Asset-Based revenues and a 21.4% decrease in our Asset-Light revenues. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues in 2023, compared to 2022, includes the impact of increased intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects changes in business mix, resulting in a 2.4% decrease in tonnage per day and a 2.2% decrease in billed revenue per hundredweight, including fuel surcharges, in 2023, compared to 2022. The change in total billed revenue per hundredweight also reflects a decrease in fuel surcharge associated with lower fuel prices. During the first half of 2023, the Company increased utilization of dynamically priced, transactional LTL shipments as the volume of LTL-rated published shipments declined due to lower market demand. Following the shutdown of one of our larger LTL competitors in late July 2023 (as further discussed in the Asset-Based Segment Overview within the Asset-Based Operations section) and the resulting decline in LTL industry carrier capacity, our Asset-Based segment experienced an increase in demand for its core, published LTL business and was able to secure these shipments at profitable rates. This increase in the published LTL-rated shipments and resulting decrease in transactional LTL business positively impacted the Asset-Based business mix during the second half of 2023.

The decrease in revenues of our Asset-Light segment for 2023, compared to 2022, was impacted by a 25.3% decline in revenue per shipment associated with softer market conditions and changes in business mix, partially offset by a 5.3% increase in shipments per day. Our Asset-Light segment generated approximately 37% and 42% of total revenues before other revenues and intercompany eliminations for 2023 and 2022, respectively.

Consolidated operating income decreased $221.9 million in 2023, compared to 2022, primarily due to lower revenues. Operating expenses for 2023, compared to 2022, reflect lower purchased transportation costs in both of our operating segments and lower employee costs in the Asset-Light segment due to the alignment of costs to business levels, offset partially by higher employee costs in the Asset-Based segment due to union wage increases and higher headcount. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated and Asset-Based segment results during 2023 and 2022. These costs include our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. In March 2023, we launched our customer offering of VauxTM – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. These combined costs impacted consolidated results by $52.4 million (pre-tax), or $39.7 million (after-tax) and $1.61 per diluted share, for 2023, compared to $40.8 million (pre-tax), or $30.8 million (after-tax) and $1.21 per diluted share, for 2022.

The liability for contingent earnout consideration recorded for the MoLo acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). Consolidated operating results increased $19.1 million (pre-tax), or $14.4 million (after-tax) and $0.58 per diluted share, due to quarterly remeasurements which resulted in a lower liability of the contingent earnout consideration for 2023. For 2022, the quarterly remeasurements resulted in a higher contingent earnout consideration liability, which decreased consolidated operating results by $18.3 million (pre-tax), or $13.6 million (after-tax) and $0.54 per diluted share. Remeasurement of the contingent earnout consideration is further discussed in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company recognized lease impairment charges during the third quarter of 2023 related to a freight handling pilot facility, an Asset-Based service center, and certain Asset-Light office spaces that were made available for sublease, as further described within Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Lease impairment charges reduced operating results by $30.2 million (pre-tax), or $22.6 million (after-tax) and $0.92 per diluted share. Remeasurement of the operating right-of-use assets and leasehold improvements is further discussed within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Estimated legal expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act reduced operating results in 2023 by $9.5 million (pre-tax), or $7.1 million (after-tax) and $0.29 per diluted share. Estimated legal settlement expenses are further discussed within Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated operating results for 2022 were impacted by a one-time, noncash charge of $2.0 million (pre-tax), or $1.5 million (after-tax) and $0.06 per diluted share, for enhancements to our nonunion vacation policy, which were effective in third quarter 2022.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, changes in the fair value of our equity investment in Phantom Auto, tax benefits from the vesting of share-based compensation awards, tax credits, and other changes in the effective tax rate as described within the Income Taxes section of MD&A and in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $4.6 million and $0.19 per diluted share in 2023, and reduced consolidated net income by $2.7 million and $0.11 per diluted share in 2022. We recorded an adjustment to the fair value of our equity investment in Phantom Auto, a provider of human-centered remote operation software, based on an observable price change during second quarter 2023, which increased consolidated net income by $2.8 million or $0.11 per diluted share, with no comparable prior-year impact. The vesting of restricted stock units resulted in a tax benefit of $5.3 million and $0.21 per diluted share for 2023, compared to a tax benefit of $8.1 million and $0.32 per diluted share in 2022.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and equity investment, lease impairment charges, estimated legal settlement expenses of the Asset-Light segment, gain on sale of subsidiary, and transaction costs, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

	Year Ended December 31
	2023	2022	2021

	($ thousands)
Net Income from Continuing Operations	$142,164	$294,648	$210,459
Interest and other related financing costs	9,094	7,726	8,914
Income tax provision	44,751	93,655	62,628
Depreciation and amortization(1)	145,349	138,159	122,560
Amortization of share-based compensation	11,385	12,470	11,203
Change in fair value of contingent consideration(2)	(19,100)	18,300	—
Lease impairment charges(3)	30,162	—	—
Legal settlement(4)	9,500	—	—
Change in fair value of equity investment(5)	(3,739)	—	—
Gain on sale of subsidiary(6)	—	(402)	(6,923)
Transaction costs(7)	—	—	5,969
Consolidated Adjusted EBITDA from Continuing Operations	$369,566	$564,556	$414,810

(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents noncash lease-related impairment charges for a freight handling pilot facility, an Asset-Based service center, and Asset-Light office spaces that were made available for sublease.
(4)	Represents estimated expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act.
(5)	Represents increase in fair value of our investment in Phantom Auto, as previously discussed.
(6)	Gain relates to the sale of the labor services portion of the Asset-Light segment’s moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.
(7)	Represents costs associated with the acquisition of MoLo.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment provides freight transportation services through one of North America’s largest less-than-truckload (“LTL”) carriers. Our customers trust the LTL solutions ABF Freight has provided for over a century and rely on our unwavering commitment to quality, safety, and customer service to solve their transportation challenges through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity and to enrich our deep customer relationships to navigate challenges now and in the future.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2023, 2022, and 2021.

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

Average length of haul (miles) – total miles between origin and destination service centers for all shipments (including shipments moved with purchased transportation) during the period.

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

We also quantify certain key operating statistics, which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed in the Asset-Based Operating Expenses section within Asset-Based Segment Results:

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

As of December 2023, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023 by a majority of ABF Freight’s IBT member employees, replacing the prior collective bargaining agreement ratified in 2018 (the “2018 ABF NMFA”). A majority of the supplements to the 2023 ABF NMFA also passed on June 30, 2023 and, following ratification of the remaining supplements on July 7, 2023, the 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023. The 2023 ABF NMFA will remain in effect through June 30, 2028.

The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The 2023 ABF NMFA provides for:

●	wage rate or per mile increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023;
●	continued annual contribution rate increases to multiemployer health and welfare and pension plans to which ABF Freight contributed under the 2018 ABF NMFA;
●	an additional paid holiday;
●	two additional paid sick days;
●	a new non-CDL employee classification; and
●	profit-sharing bonuses for qualifying contractual employees based upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year during the contract period.

Tonnage

The level of freight tonnage managed by the Asset-Based segment is directly affected by industrial production and manufacturing; distribution; residential and commercial construction; consumer spending, primarily in the North American economy; and capacity in the trucking industry. Operating results are affected by economic cycles and conditions, customers’ business cycles, and changes in customers’ business practices. The Asset-Based segment actively competes for freight business based primarily on price, service, and capacity availability.

Pricing

The industry pricing environment, another key factor impacting our Asset-Based results, influences the ability to obtain appropriate margins and price increases on customer accounts. Generally, LTL freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors, such as average shipment size; average length of haul; freight density; and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 20% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, subject to individually-negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually-negotiated pricing arrangements. The remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided to the customer, network capacity, and current market conditions. Since pricing is established individually by account, the Asset-Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations.

We allow shippers with established accounts and without negotiated published rates, instant access to competitive LTL rates through an online portal and API connectivity, matching their shipping needs with capacity available in the ABF Freight network at the time of the quote. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and this program has been beneficial in optimizing our business levels by improving capacity utilization in the Asset-Based network. In a softer market environment, such as the conditions we experienced in the first half of 2023, our dynamic pricing option allowed us to strategically fill empty capacity, enabling us to reduce the need for employee furloughs or layoffs and be better positioned for a market rebound of higher freight demand, as well as provide a more sustainable service offering by reducing “empty miles” (or the number of miles we move empty or near-empty equipment for repositioning purposes).

Utilization of our dynamic pricing option to maintain capacity in the ABF Freight network positioned us well for the increase in freight demand following the market disruption caused by one of our larger LTL competitors ceasing operations on July 30, 2023. During the second half of 2023, we experienced an increase in demand for core, published LTL-rated business, which was secured at profitable rates. As we shifted more capacity to serve this core business, pricing also improved on the dynamic-priced transactional LTL shipments in the tighter capacity market during the second half of 2023. Although we continually evaluate our business mix to ensure revenue optimization, the resulting increase in revenues could be offset partially or entirely by the related increase in expenses needed to service higher shipment volumes. There can be no assurance that the higher published LTL-rated shipment volumes and prices experienced during the second half of 2023 resulting from the reduction in LTL industry carrier capacity will be maintained as customer re-pricing occurs. By late December, as the market disruption stabilized, pressure from shippers has increased to reduce shipping rates. As we begin 2024, pricing remains rational within the industry.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to align our pricing with freight shipping trends in the industry, including the overall growth and ongoing profile shift to bulkier, yet often lighter, shipments across the supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions. Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling freight that is generally considered difficult to handle. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2023, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2023, compared to 2022, were negatively impacted by lower fuel surcharge revenue due to a decrease in the nominal fuel surcharge rate, while total fuel costs also decreased. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2023 ABF NMFA and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 48.1% and 43.0% of revenues for 2023 and 2022, respectively. Changes in salaries, wages, and benefits expense and shared services expenses, which include labor costs related to ABF Freight’s portion of company-wide functions, as a percentage of revenues are discussed in the following Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results. Under the 2023 ABF NMFA, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, and through this contract, ABF Freight may implement location-specific wage increases in areas where hiring has been challenging.

ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans. These contributions to multiemployer pension plans and health and welfare plans totaled $162.5 million and $215.6 million, respectively, in 2023, and $154.6 million and $194.4 million, respectively, in 2022. As previously outlined, the 2023 ABF NMFA provided for ABF Freight’s contributions to multiemployer pension plans to remain at the rates that were paid under the prior labor agreement with the IBT, while wage rates and health and welfare contribution rates for most plans increased annually in accordance with the terms of the 2023 ABF NMFA. Union wages increased 13.0% effective July 1, 2023 related to contractual wage and mileage rate increases under the 2023 ABF NMFA, and the contractual wage rate increased 1.9% effective July 1, 2022 under the 2018 ABF NMFA. The average health, welfare, and pension benefit contribution rate increased approximately 3.6% and 2.5% effective primarily on August 1, 2023 and 2022, respectively.

Through the term of the 2023 ABF NMFA, which extends through June 30, 2028, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, our future contribution rates to multiemployer pension plans may be less likely to increase as a result of legislation in recent years that has provided funding relief to many underfunded plans (see Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). If ABF Freight were to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan. Further, ABF Freight could also trigger complete or partial withdrawal liability from certain multiemployer pension plans through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses, which could result in material liabilities.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2023	2022	2021
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	48.1%	43.0%	46.6%
Fuel, supplies, and expenses	12.6	12.6	10.3
Operating taxes and licenses	1.9	1.7	1.9
Insurance	1.8	1.6	1.5
Communications and utilities	0.7	0.6	0.7
Depreciation and amortization	3.6	3.2	3.6
Rents and purchased transportation	11.8	14.6	14.2
Shared services	9.7	9.4	10.2
(Gain) loss on sale of property and equipment and lease impairment charges	—	(0.4)	(0.3)
Innovative technology costs(1)	0.8	0.9	1.1
Other	0.2	0.1	0.1
	91.2%	87.3%	89.9%

Asset-Based Operating Income	8.8%	12.7%	10.1%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2023	2022	% Change
Workdays(1)	251.5	252.0
Billed revenue per hundredweight, including fuel surcharges	$44.46	$45.45	(2.2)%
Tonnage (tons)	3,220,013	3,304,352	(2.6)%
Tonnage per day	12,803	13,113	(2.4)%
Shipments per day	20,529	19,895	3.2%
Shipments per DSY hour	0.425	0.428	(0.7)%
Pounds per shipment	1,247	1,318	(5.4)%
Pounds per mile	18.87	18.71	0.9%
Average length of haul (miles)	1,092	1,090	0.2%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $2.9 billion and $3.0 billion for the year ended December 31, 2023 and 2022, respectively. The decrease in revenue compared to the prior year primarily reflects a softer market environment and our response to market conditions, which included changes to the Asset-Based business mix. Billed revenue (as described in the Asset-Based Segment Overview) decreased 4.5% on a per-day basis in 2023 compared to 2022, primarily reflecting a 2.4% decrease in tonnage per day, and a 2.2% decrease in total billed revenue per hundredweight, including fuel surcharges.

The 2.4% decrease in tonnage per day for 2023, compared to 2022, despite higher daily shipment levels, reflects lower average weight per shipment on both LTL-rated and truckload-rated shipments, primarily related to changes in the Asset-Based business mix and smaller shipment sizes for our core customers. We began to experience a deceleration in demand trends during third quarter 2022. In this softer market environment, our dynamic pricing option for LTL-rated shipments allowed us to strategically fill empty network capacity during the first half of 2023 when there was lower demand for our core published LTL-rated shipments. The market disruption related to the shutdown of a larger LTL competitor at the end of July 2023 resulted in an increase in available published LTL-rated shipments in the market. Total shipments increased 3.2% on a per-day basis for 2023, compared to 2022, reflecting increases in LTL- and truckload-rated shipments.

The 2.2% decrease in total billed revenue per hundredweight for 2023, including fuel surcharges, compared to 2022, was primarily impacted by the softened pricing environment and the effect of changes in business mix. During the first half of 2023, lower-priced dynamic LTL-rated shipments increased as a proportion of total business as we worked to strategically fill capacity to avoid employee furloughs and layoffs in the recessionary freight environment. During the second half of 2023, we experienced an increase in demand and improved pricing on both dynamic and published LTL shipments following tightening in market capacity resulting from the exit of a larger LTL competitor, which drove core, published LTL tonnage to be a higher proportion of total business mix in the Asset-Based network. Lower fuel surcharge revenues associated with decreased fuel prices also negatively impacted the total billed revenue per hundredweight measure in 2023, compared to 2022. The Asset-Based segment’s average nominal fuel surcharge rate for 2023 decreased approximately 7 percentage points from 2022 levels. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional published LTL-rated freight was in the low-single digits for 2023, compared to 2022. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during 2023 increased an average of 4.2%, compared to the prior year which reflected the second highest average increase we have secured in company history, primarily due to tight market capacity which continued through the first half of 2022. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9%, 5.9% and 6.9% effective on October 2, 2023, November 7, 2022, and November 15, 2021, respectively, although the rate changes vary by lane and shipment characteristics.

Current economic conditions and the Asset-Based segment’s pricing approach, as previously discussed in the Pricing section of the Asset-Based Segment Overview within Results of Operations, will continue to impact the segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. The marketplace pricing environment has remained rational which has benefited our efforts to secure needed price increases, and pricing was strong during the market disruption of 2023; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $253.2 million in 2023, compared to $381.1 million in 2022, with an operating ratio of 91.2% and 87.3%, respectively. The 3.9 percentage point increase in the Asset-Based segment’s operating ratio for 2023, compared to 2022, primarily reflects the decreased revenues, partially offset by lower operating expenses, reflecting cost control efforts to reduce utilization of outside resources.

Innovative technology costs related to the freight handling pilot test program (the “pilot”) at ABF Freight impacted operating results of the Asset-Based segment by $21.7 million and $27.2 million for 2023 and 2022, respectively. The freight handling pilot at ABF Freight included both hardware and software elements. During the third quarter of 2023, the Company paused the hardware portion of the pilot at ABF Freight distribution centers in Kansas City, Missouri and Salt Lake City, Utah, as the implementation team’s efforts were refocused toward training managers and employees on operational best practices. The software portion of the pilot program, which provides greater visibility into Asset-Based operations, continues to be utilized in the Asset-Based operations network to drive efficiency, productivity, and service improvements. As a result of pausing the hardware portion of the pilot, the Asset-Based segment did not incur innovative technology costs in fourth quarter 2023, while these costs totaled $6.2 million in fourth quarter 2022.

The segment’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 48.1% and 43.0% of Asset-Based segment revenues for 2023 and 2022, respectively. The increase in salaries, wages, and benefits as a percentage of revenue was partially offset by lower utilization of purchased transportation as discussed later in this section. Salaries, wages, and benefits increased $86.3 million for 2023, compared to 2022, primarily due to a 13% increase in union wages related to the wage and mileage rate increases effective July 1, 2023 under the 2023 ABF NMFA, as previously discussed in the Labor Costs section of the Asset-Based Segment overview; higher headcount as additional drivers and service center personnel have been hired over the past year to support shipment levels; and higher workers’ compensation expense reflecting an increase in the severity of claims experience and increased retention levels. The union profit-sharing bonus for 2022, paid to qualifying union-represented employees in February 2023, represents the maximum amount provided under the 2018 ABF NMFA and payment of the bonus in all four eligible years under the prior labor contract. As profit sharing bonuses are based on the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the 2023 ABF NMFA, which went into effect mid-year 2023, a union profit-sharing bonus was not accrued for 2023, partially offsetting the increase in salaries, wages, and benefits during 2023, compared to the prior year.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and personnel efficiency. Shipments per DSY hour declined 0.7% for 2023, compared to 2022, primarily due to changes in freight and profile mix driven by dynamic LTL-price-quoted shipments, which typically require a higher number of stops, accounting for more of the total Asset-Based network shipments during the first half of 2023.

Fuel, supplies, and expenses as a percentage of revenue in 2023 remained consistent with 2022 despite a $17.2 million decrease, primarily due to lower fuel costs, offset by higher repairs and maintenance costs. The Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 20% during 2023, compared to 2022, partially offsetting the impact of the low-single digit increase in miles driven. Lower fuel costs were partially offset by increased repairs and maintenance costs, reflecting the impact of delays in receiving new revenue equipment, combined with higher market-driven costs to repair and maintain revenue equipment units.

Rents and purchased transportation as a percentage of revenue decreased 2.8 percentage points in 2023, compared to 2022, primarily due to focused reduction in the utilization of local delivery agents and linehaul purchased transportation. Rail miles also decreased approximately 11% in 2023, compared to 2022. The year-over-year decrease in purchased transportation costs also benefited from lower fuel surcharges related to these services due to lower fuel costs.

In 2023, a $0.7 million noncash lease-related impairment charge was recognized on a service center made available for sublease as reflected in gain (loss) on sale of property and equipment and lease impairment charges. Gain (loss) on sale of property and equipment and lease impairment charges for 2022 reflects the $12.5 million gain on sales of replaced equipment and a like-kind exchange of a service center property in the prior year.

Asset-Light Operations

Asset-Light Segment Overview

Our Asset-Light segment is a key component of our strategy to offer a single source of integrated logistics solutions, designed to satisfy customers’ complex supply chain needs and unique shipping requirements. We are focused on growing and making strategic investments in our Asset-Light segment that enhance our service offerings and strengthen our customer relationships. Throughout our operations, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and adding capacity options for our customers. We continue to develop our managed transportation solutions as part of our strategic efforts to cross-sell our service offerings and meet the demand for these services that increase operational efficiencies, reduce costs, and give better insights into their supply chain. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo, which was completed on November 1, 2021, accelerated the growth of our company by increasing the scale of truckload brokerage services offered within our Asset-Light segment and expanding our access to truckload capacity partners. Our acquisition of MoLo, including detail regarding the initial consideration payment and provision for certain additional cash consideration based on the achievement of certain targets, is discussed further in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2023, 2022, and 2021.

The key indicators necessary to understand our Asset-Light segment operating results are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Light segment:

●	Customer demand for logistics and premium transportation services, primarily measured by:

Shipments per day – total shipments divided by the number of working days during the period, compared to the same prior-year period.

●	Prices obtained for services, primarily measured by:

Revenue per shipment – total segment revenue divided by total segment shipments during the period, compared to the same prior-year period.

●	Availability of market capacity and cost of purchased transportation to fulfill customer shipments, with a measure of purchased transportation cost expressed as:

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

Presentation and discussion of the key operating statistics of revenue per shipment and shipments per day for the Asset-Light segment previously excluded statistical data of our managed transportation solutions transactions, as inclusion of the data resulted in key operating statistics which were not representative of the operating results of the segment as a whole due to the nature of our managed transportation solutions, which typically involve a larger number of shipments at a significantly lower revenue per shipment level than the segment’s other service offerings. However, initiatives have been successful in expanding our managed transportation solution to be a larger proportion of the total segment. As such, the key operating statistics management uses to evaluate performance of the Asset-Light segment now include managed transportation services transactions for all periods presented and discussed below.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Year Ended December 31
	2023	2022	2021
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.4%	83.4%	84.4%
Supplies and expenses(1)	0.7	0.6	0.7
Depreciation and amortization(2)	1.2	1.0	0.9
Shared services	11.6	10.2	10.1
Contingent consideration(3)	(1.1)	0.9	—
Lease impairment charges(4)	0.9	—	—
Legal settlement(5)	0.6	—	—
Gain on sale of subsidiary(6)	—	—	(0.5)
Other(1)	1.4	1.4	0.8
	100.7%	97.5%	96.4%

Asset-Light Segment Operating Income (Loss)	(0.7)%	2.5%	3.6%
(1)	For 2022 and 2021, amounts have been adjusted from those previously reported to reclassify certain facility rent expense between line items within the Asset-Light segment. Adjustments made are not material.
(2)	Includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in the Asset-Light Operating Expenses section below.
(4)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease, as further discussed in the Asset-Light Operating Expenses section below.
(5)	Represents estimated expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, as further discussed in the Asset-Light Operating Expenses section below.
(6)	The year ended December 31, 2021, represents a gain of $6.9 million related to the sale of the labor services portion of the Asset-Light segment’s moving business in second quarter 2021. The year ended December 31, 2022 includes a gain of $0.4 million recognized when funds were released from escrow in second quarter 2022, relating to the May 2021 sale of the labor services portion of the Asset-Light moving business.

A comparison of key operating statistics for the Asset-Light segment, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31
	2023	2022

Revenue per shipment	(25.3%)	18.1%

Shipments per day	5.3%	39.3%

Asset-Light Revenues

Asset-Light segment revenues totaled $1.7 billion and $2.1 billion in 2023 and 2022, respectively. The 21.4% decrease in 2023 revenues, compared to 2022, primarily reflects the impact of changes in business mix and lower average revenue per shipment associated with a softer market environment. Although average daily shipment levels increased due to growth in both the truckload and managed transportation service offerings despite weak market demand, lower revenue per shipment drove the reduction in revenue compared to 2022.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated an operating loss of $12.3 million in 2023 and operating income of $52.7 million in 2022. The year-over-year decline in operating results reflects the lower revenues along with changes in operating expenses discussed in the following paragraphs, primarily purchased transportation costs, which did not decline in proportion to the decrease in revenues.

Asset-Light Operating Expenses

Operating expenses decreased $393.6 million, or 18.9%, in 2023, compared to 2022, as purchased transportation buy rates steadily declined in the soft market environment. Employee-related and outside service cost reductions were implemented in second quarter 2023 and continued through year-end to better align resources with business levels. Operating expenses as a percentage of revenue increased for 2023, compared to 2022, due to lower revenue, partially offset by lower operating expenses, including purchased transportation costs.

Purchased transportation costs as a percentage of revenue increased by 2.0 percentage points for 2023, compared to 2022, reflecting lower revenue outpacing the reduction of purchased transportation costs in 2023. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and changes in revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Shared service costs as a percentage of revenue increased 1.4 percentage points for 2023, compared to 2022, due to the effect of lower revenue despite the $23.8 million decrease in shared service costs for 2023, as employee costs were aligned with business levels; however, portions of operating expenses are fixed in nature and cost reductions can be limited as the segment strives to maintain customer service.

Contingent earnout consideration decreased as a percentage of revenue by 2.0 percentage points for 2023, compared to 2022, as the fair value of the contingent earnout consideration related to the MoLo acquisition decreased $19.1 million in 2023, compared to the $18.3 million increase in fair value recognized in 2022. The fair value remeasurements in 2023 considered the impact of the continued soft market environment on the achievement of earnout targets through 2025. The contingent earnout consideration is discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Lease-related impairment charges of $14.4 million recorded in the third quarter for certain office spaces made available for sublease were 0.9 percentage point of revenue for 2023. The lease-related impairment charges are discussed further in Note C and Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The segment recorded estimated legal settlement expenses of $9.5 million, or 0.6 percentage point of revenue, in the fourth quarter of 2023 related to estimated expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. These settlement expenses are discussed further in Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, lease impairment charges, and estimated legal settlement expenses, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2023	2022	2021

	($ thousands)
Operating Income (Loss)(1)	$(12,271)	$52,725	$46,397
Depreciation and amortization(2)	20,370	20,730	11,387
Change in fair value of contingent consideration(3)	(19,100)	18,300	—
Lease impairment charges(4)	14,407	—	—
Legal settlement(5)	9,500	—	—
Gain on sale of subsidiary(6)	—	(402)	(6,923)
Asset-Light Adjusted EBITDA	$12,906	$91,353	$50,861
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $12.8 million, $12.9 million, and $5.3 million for 2023, 2022, and 2021, respectively, and is expected to total approximately $13.0 million for 2024.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease. See Note C and Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)	Represents estimated expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, as previously described. See Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(6)	Gain relates to the sale of the labor services portion of the Asset-Light segment's moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.

Current Economic Conditions

Economic conditions continue to be challenged by higher inflation levels and interest rates; supply chain volatility, including the impact of geopolitical conflicts; and a tight labor market. Recession risk remains elevated as manufacturing and home sales continued to contract in 2023 following the U.S. Federal Reserve’s implementation of a tighter monetary policy in March 2022 in an effort to curb inflation, which included rapidly increasing its targeted federal funds rate and reducing its security holdings. Economic growth is expected to slowly decelerate without causing a recessionary downturn as measured by U.S. real gross domestic product (“real GDP”), primarily driven by a declining growth rate of consumer spending.

Recent economic measures continue to indicate slowing economic activity despite economic growth exceeding expectations in the second half of 2023, which, combined with rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic Analysis on January 25, 2024, real GDP increased at an annual rate of 3.3% for fourth quarter 2023. The Purchasing Managers’ Index (“PMI”), which is a leading indicator for demand in the freight transportation and logistics industry, was 49.1% in January 2024, compared to 47.4% in January 2023. The January 2024 PMI marks the fifteenth consecutive month of economic contraction in the manufacturing sector following the 29-month period of growth in factory activity since the COVID-19 pandemic-related contractions in April and May 2020. The Industrial Production Index issued by the Federal Reserve decreased at an annual rate of 3.1% for fourth quarter 2023. Our business has been impacted by the economic conditions indicated by these statistics related to the softened economic environment, which resulted in decelerating customer demand trends for transportation and logistics services. Market disruption caused by the shutdown of a large LTL competitor at the end of July 2023 resulted in an influx of demand for core, published LTL business during the second half of 2023. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods and that the impact of recent market disruptions will continue to positively impact demand for our Asset-Based and Asset-Light services.

Geopolitical conflicts, including the Israel-Hamas war and related Red Sea crisis, have and could in future periods result in a shift in trade routes, including requiring a reduction in the use of the Suez Canal to ship goods to the U.S. East Coast. Additionally, a lack of rainfall in Panama has forced a reduction in the number of vessels traveling through the Panama Canal. As freight flow is reshaped by these disruptions, supply of goods, including those of our customers, may be delayed and could result in an increase in shipping costs.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The softer economic environment, which we experienced during 2023, resulted in a year-over-year decline in market pricing for many of our services, as compared to 2022. Following the previously mentioned market disruption in late July 2023 which resulted in a decline in LTL industry carrier capacity, our Asset-Based segment was able to secure additional core, published LTL-rated shipments at profitable rates. There can be no assurance that we will be able to secure adequate prices from this new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above normal levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (CPI) increased 3.1%, before seasonal adjustment, year-over-year in January 2024 and 0.3% from December 2023. While CPI has declined year-over-year since June 2022 as a direct market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, the latest increase in CPI indicates an ongoing challenge in achieving the Federal Reserve’s target inflation of 2%. Inflation is impacted by energy prices, including petroleum products; shelter prices; and food prices, which have moderated in recent months while remaining elevated. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on our Asset-Based revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results. Our Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. While the pricing environment continues to be rational, we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle and is expected to improve in 2024.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. In March 2023, ABF Freight entered into a Consent Decree with the Environmental Protection Agency (the “EPA”) to resolve alleged compliance issues under the federal Clean Water Act. As a result of the Consent Decree, ABF Freight paid a civil penalty of $0.5 million during the third quarter of 2023 and has agreed to certain compliance tasks. See Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject, including additional detail on ABF Freight’s Consent Decree with the EPA.

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We are piloting a small number of electric forklifts, electric yard tractors, and electric straight trucks at several ABF Freight service centers across our network. Electric tractors are significantly more expensive than new diesel tractors. To comply with more stringent sustainability standards for tractors, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability remodels and updates. To address our environmental impact in our city pickup and delivery operations, during 2021 and 2022, we built, tested and, with the help of a third-party leading provider of data analytics solutions using artificial intelligence (“AI”), implemented City Route Optimization technology during 2023 at our service centers that identifies opportunities to optimize routes and reduce emissions.

Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disrupt our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental and social issues that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

As disclosed in Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the Company tentatively settled a claim relating to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The estimated settlement expense of $9.5 million is reserved within accrued expenses in the consolidated balance sheet at December 31, 2023.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs that are integral to the efficient operation of our business. Any significant failure or other disruption in our critical information systems, including denial of service, ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including personal information of customers, employees and others, being compromised could have a significant impact on our operations. Generative AI has the ability to create higher-quality misinformation and phishing attacks increasing the likelihood of a successful attack. Any new or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. We also utilize certain software applications provided by third parties; provide underlying data to third parties; grant access to certain of our systems to third parties who provide certain outsourced administrative functions or other services; and increasingly store and transmit data with our customers and third parties by means of connected information technology (“IT”) systems, any of which may increase the risk of a data privacy breach or other cybersecurity incident. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cybersecurity attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

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

A portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase the demand for IT resources and our exposure to cybersecurity risks, including increased risks of phishing, an increased risk of unauthorized access to proprietary information or sensitive or confidential data, and increased risks of other cybersecurity incidents. As AI capabilities improve and are increasingly adopted, we may see cybersecurity attacks perpetrated through AI. As a component of our cyber risk management program, we periodically engage a third-party provider to assess our cyber posture and assist us in improving our security profile. During 2023, we reviewed our processes around cybersecurity risk management and related governance framework and began performing materiality assessments in order to comply with the new cybersecurity disclosure requirements. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

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

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying these types of events at a point when the impact on our business could be minimized. We must continuously monitor and develop our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We also provide employee awareness training around phishing, malware, and other cyber risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against, the activities of perpetrators of cybersecurity attacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents, and short-term investments; cash generated by continuing operations; and borrowing capacity under our revolving credit facility or our accounts receivable securitization program.

This Liquidity and Capital Resources section of MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, were as follows:

	Year Ended December 31
	2023	2022	2021

	(in thousands)
Cash and cash equivalents(1)	$262,226	$158,264	$76,568
Short-term investments	67,842	167,662	48,339
Total	$330,068	$325,926	$124,907
(1)	Represents amounts from continuing operations. Balances reflect the reclassification of FleetNet amounts to discontinued operations.

Cash, cash equivalents, and short-term investments increased $4.1 million from December 31, 2022 to December 31, 2023 reflecting cashflow generated from operations, primarily offset by financing activities. Cash provided by operating activities decreased $148.7 million during 2023 to $322.2 million, compared to $470.8 million during 2022. Net income, which decreased by $102.8 million in 2023, compared to 2022, includes $142.2 million of net income from continuing operations and $53.3 million of net income from discontinued operations, including $52.3 million after-tax gain on sale of FleetNet, net of transaction costs. Net income from continuing operations decreased $152.5 million during 2023, compared to 2022, primarily due to the decline in operating income, as previously discussed in the Results of Operations section.

Our consolidated statements of cash flows presented for the years ended December 31, 2023 and 2022, include cash flows from continuing operations and the discontinued operations of FleetNet. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for 2023 and 2022.

Cash Flows from Continuing Operations

Changes in operating assets and liabilities, excluding income taxes, increased cash provided by operating activities $40.7 million and $20.6 million during 2023 and 2022, respectively. Excluding amounts recorded for insured settlement of third-party casualty claims as of December 31, 2023, for which the liability is fully offset by the receivable, these changes were primarily due to a larger decrease in accounts receivable, partially offset by a larger decrease in accounts payable and a smaller increase in accrued expenses at December 31, 2023 versus December 31, 2022, compared to the same prior-year periods.

The larger year-over-year decrease in accounts receivable, compared to the prior-year period, was primarily due to lower business levels and improved collections for the 2023 period, primarily in our Asset-Light segment, versus lower business levels partially offset by slower collections for the 2022 period, primarily in our Asset-Light segment. The larger year-over-year decrease in accounts payable, compared to the prior-year period, was also primarily due to a larger decrease in business levels. The smaller increase in accrued expenses, compared to the prior-year period, is primarily due to lower liabilities for certain union and nonunion performance-based incentive plans, partially offset by increases in reserves for workers’ compensation and third-party casualty claims. Liabilities for incentives earned for 2023 decreased, compared to 2022, due to lower operating results and no union profit sharing bonus provided for in the 2023 ABF NMFA, as 2023 was not a full year under the collective bargaining agreement. Liabilities for incentives earned for 2022 increased, compared to 2021, due to higher operating income in 2022.

Our capital expenditures increased significantly in 2023, compared to the prior year, due, in part, to 2022 orders that were delayed due to supply-chain manufacturing delays and cancellations but were completed in 2023. We funded capital expenditures, net of proceeds from asset sales and equipment financings, of $211.2 million in 2023, including property purchases and the renovation of properties for our Asset-Based network; financed an additional $33.5 million of revenue equipment for our Asset-Based operations; and invested $12.7 million in internally developed software. See Capital Expenditures section below for annual expenditure amounts and estimates for 2024. Cash used in investing activities was also impacted by $100.9 million of proceeds from the sale of FleetNet.

We have financed the purchase of certain revenue equipment and other equipment through promissory note arrangements. Cash used to fund these promissory note payments for 2023 was $69.2 million. The obligation for notes payable recognized in our consolidated balance sheet totaled $178.9 million as of December 31, 2023, and we anticipate $72.8 million of payments related to these notes in 2024. During 2023, we repurchased 930,754 shares of our common stock under our share repurchase plan for an aggregate cost of $91.5 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $11.5 million during 2023. Our dividends and share repurchase programs are further discussed in the Other Liquidity section below.

Cash Flows from Discontinued Operations

Net cash provided by operating activities of discontinued operations was $0.8 million and $2.8 million during the year ended December 31, 2023 and 2022, respectively, reflecting the routine operations of FleetNet. Net cash used in investing activities of discontinued operations was $0.4 million and $3.3 million for the year ended December 31, 2023 and 2022, respectively. Net cash used in financing activities of discontinued operations was $0.5 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $0.6 million for the same prior-year period. Net cash of discontinued operations for both investing and financing activities did not have a material effect on operations as disclosed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Net cash activity for FleetNet has not materially impacted our operations in recent years, nor is the absence of cash flows from the discontinued operations of FleetNet expected to affect future liquidity or capital resources.

Financing Arrangements

We have a revolving credit facility (the “Credit Facility”) under our Fourth Amended and Restated Credit Agreement, which matures on October 7, 2027. As of December 31, 2023, we have $50.0 million of borrowings outstanding under the Credit Facility and have available borrowing capacity of $200.0 million under the initial maximum credit amount. We may request additional revolving commitments or incremental term loans under the Credit Facility up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions.

We have an accounts receivable securitization program, which matures on July 1, 2024, that provides available cash proceeds of $50.0 million and has an accordion feature allowing us to request additional borrowings up to $100.0 million, subject to certain conditions. As of December 31, 2023, standby letters of credit of $16.8 million have been issued under the program which reduced our available borrowing capacity to $33.2 million.

We financed the purchase of $33.5 million of revenue equipment through notes payable during the year ended December 31, 2023. Future payments due under notes payable totaled $191.9 million, including interest, as of December 31, 2023, for a decrease of $37.3 million from December 31, 2022.

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

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2023, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $275.8 million, including imputed interest, for an increase of $43.0 million from December 31, 2022. Operating lease payments due within one year total $40.2 million. The scheduled maturities of our operating lease liabilities as of December 31, 2023 are disclosed in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. As of December 31, 2023, estimated projected payments, net of retiree premiums, related to postretirement health benefits total $0.7 million for the next year and $7.5 million for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $13.7 million as of December 31, 2023.

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based and Asset-Light operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2023. These purchase obligations totaled $181.3 million as of December 31, 2023, with $172.1 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of December 31, 2023, the amount of our purchase obligations has decreased $23.0 million from December 31, 2022, primarily related to commitment timing. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

ABF Freight has a withdrawal liability that was triggered when its multiemployer pension plan obligation with the New England Teamsters Trucking Industry Pension Fund was restructured under a transition agreement in 2018. As of December 31, 2023, payments due within one year under the withdrawal liability settlement total $1.6 million and total payments, which are due over the next 18 years, total $28.2 million. As of December 31, 2023, the outstanding withdrawal liability recognized in the consolidated balance sheet for this obligation totaled $19.4 million. ABF Freight contributes to other multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our capital expenditures for the periods indicated below:

	Year Ended December 31
	2023	2022	2021

	(in thousands)
Capital expenditures, gross including notes payable(1)	$252,516	$230,648	$118,112
Less financing from notes payable	33,495	82,425	59,700
Capital expenditures, net of notes payable	219,021	148,223	58,412
Less proceeds from asset sales	7,763	19,691	13,815
Total capital expenditures, net	$211,258	$128,532	$44,597
(2)	Actual capital expenditures in 2023 and 2022 fell below our estimates due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by parts shortages and manufacturing disruptions and, for 2023, delays in some real estate facility projects.

For 2024, our total capital expenditures, including amounts financed, are estimated to range from $325.0 million to $375.0 million, net of asset sales. These 2024 estimated net capital expenditures include revenue equipment purchases of $155.0 million, primarily for our Asset-Based operations, including approximately $10.2 million of previously planned 2023 equipment purchases which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2024 planned expenditures. The remainder of our 2024 expected capital expenditures includes $130.0 million of investments in real estate and facility upgrades to support our growth plans, including $46.4 million of previously planned 2023 investments which were delayed and carried over to our 2024 planned expenditures, as well as other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2024 capital expenditures as business levels dictate. In January 2024, we purchased three service center locations for an all-cash purchase price of $30.2 million and executed a lease buyout for $7.8 million, as a result of the properties becoming available due to the previously mentioned LTL competitor bankruptcy. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $142.0 million in 2024. The amortization of intangible assets is estimated to be approximately $13.0 million in 2024, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions are currently being impacted by geopolitical conflicts, competitive market factors, high interest rates as a result of monetary policy, and volatile energy prices, among other factors. These conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Cash, cash equivalents, and short-term investments totaled $330.1 million at December 31, 2023. Our Credit Facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next 12 months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition as it is earned. We also have borrowing capacity available under our accounts receivable securitization program until maturity on July 1, 2024. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available, and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $70.0 million, and $145.0 million, including catch-up provisions, for the years ended December 31, 2024, and 2025, respectively. As of December 31, 2023, the fair value of the contingent consideration liability for the earnout recognized in the consolidated balance sheet totaled $92.9 million (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On February 2, 2024, our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of February 16, 2024. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our revolving credit facility; and other factors.

In February 2023, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. We purchased 930,754 shares of our common stock during 2023 for an aggregate cost of $91.5 million, including shares purchased under Rule 10b5-1 plans. As of December 31, 2023, $33.5 million remained available for repurchase under the share repurchase program. In February 2024, our Board of Directors reauthorized our share repurchase program and increased the amount available for purchases of our common stock under the program to $125.0 million (see Note L to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Financial Instruments

We have an interest rate swap agreement, which is further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2023, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable decreased $87.4 million from December 31, 2022 to December 31, 2023, reflecting improved collections and lower revenue levels in late 2023 compared to late 2022.

Other Accounts Receivable

Other accounts receivable increased $41.1 million from December 31, 2022 to December 31, 2023, reflecting the receivable for insured liability settlement for third-party casualty claims during 2023, with the related liability in accrued expenses.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating lease liabilities, including current portion, of $34.7 million from December 31, 2022 to December 31, 2023, was primarily due to new leases and lease renewals during 2023.  Lease impairment charges recognized during the third quarter of 2023, as previously discussed, reduced the carrying value of the related right-of-use assets and leasehold improvements to the estimated fair value, partially offset the impact of new leases and lease renewals resulting in an increase in operating right-of-use assets of $3.5 million.

Accounts Payable

Accounts payable decreased $55.9 million from December 31, 2022 to December 31, 2023, primarily due to the decrease in business levels, primarily in the Asset-Light segment, lower utilization of local delivery agents and linehaul purchased transportation in the Asset-Based segment, and timing of payables.

Accrued Expenses

Accrued expenses increased $39.6 million from December 31, 2022 to December 31, 2023, primarily due to insured liability settlement for third-party casualty claims during 2023; higher workers’ compensation and third-party casualty insurance reserves, primarily due to higher average claim costs and increased retention levels; estimated legal expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act; and an increase in accrued wages due to timing. These amounts were partially offset by decreases in accruals for certain performance-based incentive plans, due to lower operating results in 2023, compared to 2022, and no union profit sharing bonus, as 2023 was not considered a full calendar year under the 2023 ABF NMFA for payment of the bonus.

Long-term Debt

The $35.7 million decrease in long-term debt, including current portion, from December 31, 2022 to December 31, 2023, is primarily due to payments on notes payable of $69.2 million, net of equipment financed of $33.5 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, as previously described within the Other Liquidity section above, is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). The liability for contingent earnout consideration decreased $19.1 million from December 31, 2022 to December 31, 2023, due to the net decrease in fair value following quarterly remeasurements during 2023.

INCOME TAXES

This Income Taxes section of MD&A generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our effective tax rate on continuing operations was 23.9% and 24.1% of pre-tax income for 2023 and 2022, respectively. The rates for 2023 and 2022 were primarily impacted by state income taxes, the effect of changes in the cash surrender value of life insurance, non-deductible expenses, the alternative fuel credit, and the settlement of share-based payment awards. The 2023 rate was also impacted by life insurance proceeds. The settlement of share-based awards resulted in tax benefits of $4.3 million and $6.9 million in 2023 and 2022, respectively. We recognized alternative fuel tax credits of $1.3 million in 2023 and $2.4 million in 2022.

For 2023, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits recognized in the income statement upon settlement of share-based payment awards, caused our full year 2023 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

We had net deferred tax liabilities after valuation allowances from continuing operations of $47.6 million and $54.2 million at December 31, 2023 and 2022, respectively. We evaluated the need for a valuation allowance for deferred tax assets at December 31, 2023 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at December 31, 2023 and 2022, respectively. As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada.

Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $1.0 million at December 31, 2023 and 2022. At December 31, 2023, we had gross state net operating loss carryforwards of $26.4 million. These state net operating loss carryforwards were reserved by valuation allowances of $0.5 million, and there were additional valuation allowances of $0.2 million related to state research and development tax credits and less than $0.1 million related to state interest expense carryforwards at December 31, 2023. Due to taxable income, there is no need for a valuation allowance on federal net operating loss carryforwards at December 31, 2023. The need for additional valuation allowances is continually monitored by management.

At December 31, 2023 and 2022, there was a reserve for uncertain tax positions of $0.9 million related to credits taken on federal returns, of which $0.5 million will reverse in the second quarter of 2024 upon the expiration of the statute of limitations.

Financial reporting income differs significantly from taxable income because of items such as bonus or accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2023 and 2022 financial reporting income exceeded taxable income.

We made $115.7 million of federal, state, and foreign tax payments during the year ended December 31, 2023, and received refunds of $36.4 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2024 due primarily to the effect of 60% bonus depreciation on qualified depreciable assets in 2024 as allowed under the Tax Reform Act of 1986 (the “Tax Reform Act”), as amended. However, in the event we were to become unprofitable, net operating loss carrybacks allowed under the provisions of the Tax Reform Act could be limited in certain circumstances.

The Company's total effective tax rate was 24.4% and 24.1% for 2023 and 2022, respectively, including discontinued operations, which are further discussed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Income tax expense reflected in discontinued operations was $18.3 million, or an effective tax rate of 25.5% for 2023, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet. For 2022, income tax expense reflected in discontinued operations was $1.3 million, or an effective tax rate of 26.6%.

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

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and operating right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will determine the fair value of the assets and will recognize an impairment loss if the fair value of the assets is less than the recorded value. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our expedite and dedicated operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

During the third quarter of 2023, the Company evaluated certain long-lived operating right-of-use assets for impairment that were made available for sublease. After determining the carrying values of these asset groups were not recoverable, impairment was measured as the amount by which the carrying value exceeded the fair value of the asset groups. Future cash flows used to determine fair value of the asset groups were discounted at estimated market-participant rates, which ranged from 7.5% to 9.5%. The discount rates were determined with the assistance of a third-party valuation firm based on property-specific risk factors and cash flow assumptions, as well as other market factors, in comparison to average surveyed market discount rates in similar markets. As a result of the impairment measurement, lease impairment charges of $30.2 million were recognized as a component of operating expenses in the consolidated statements of operations for the year ended December 31, 2023.

Contingent Consideration

We record the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration. The fair value of the contingent earnout consideration liability for the MoLo acquisition was determined with the assistance of an independent third-party valuation firm who utilized a Monte Carlo simulation with Level 3 inputs including scenarios of estimated revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 13.3% and 14.0% as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the fair value of the outstanding contingent earnout consideration of $92.9 million related to the acquisition of MoLo was recorded in long-term liabilities as the 2023 target was not achieved. A 100-basis point decrease in the discount rate would increase the liability by $3.6 million.

The liability for contingent earnout consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. We recognized a gain of $19.1 million related to the net decrease in the fair value changes in the liability of contingent earnout consideration for the year ended December 31, 2023. Inputs that could impact the measurement of contingent earnout consideration include revised projections of EBITDA; changes in the discount rate due to changes in market interest rates, equity valuations and other factors; changes in volatility factors based on equity market conditions; and other relevant factors. The EBITDA valuation input drove the decrease in fair value of the contingent earnout consideration as of December 31, 2023, compared to the valuation at December 31, 2022, reflecting lower earnings than anticipated for 2023, resulting in no earnout payment for the year, and revised assumptions for the impact of business growth in 2024 and 2025.

Impairment of Goodwill and Intangible Assets

Our consolidated goodwill balance of $304.8 million at December 31, 2023 is primarily related to acquisitions of MoLo and Panther in the Asset-Light segment. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances was performed as of October 1, 2023. Our annual evaluation typically includes an analysis of qualitative factors to determine if it is more likely than not the fair value of the reporting unit is less than its carrying value. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is performed and compared to the carrying value to determine if the reporting unit is impaired and to measure impairment loss, if any. For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

As allowed by the accounting guidance, we elected to bypass the qualitative assessment of our goodwill and indefinite-lived intangible assets and proceed directly to performing the quantitative valuations for the annual impairment assessment as of October 1, 2023. The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the reporting unit. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations could materially affect the impairment analysis.

The fair value estimated for this evaluation is derived with the assistance of a third-party valuation firm and utilizing the present value of discounted cash flows (income approach). The EBITDA and revenues multiples (market approach) valuation method was also considered to support the reasonableness of conclusions reached. The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for our company and the industry at a point in time. We include a cash flow period of five years with a terminal value in the income approach. Cash flow projections for the forecast period generally reflect the cyclical nature of the industry. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and could lead to impairment charges in the future.

In the impairment assessment of goodwill, management also considered the total market capitalization, which was noted to increase from the prior assessment date of October 1, 2022. The increase in our market capitalization as of October 1, 2023 is believed to be attributable to business growth and improved market value as indicated by the company’s higher stock price. We believe that there is no basis for adjustment of our goodwill asset value based on the impairment evaluation performed.

Our indefinite-lived intangible asset, which is the Panther Premium Logistics trade name, totaled $32.3 million as of December 31, 2023. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. We performed impairment testing on the indefinite-lived intangible asset as of October 1, 2023, and it was determined that the fair value of the Panther trade name was greater than the recorded balance by more than 40%, indicating there is no basis for adjustment of the asset value.

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

Our finite-lived intangible assets consist primarily of customer relationship, carrier list, and trademark intangible assets and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset or asset group is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value will be recognized in operating income.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. As of November 1, 2023 and 2022, our self-insurance limits are effectively $2.0 million and $1.0 million, respectively, for each workers’ compensation loss. Effective November 1, 2023, our self-insured limits for each loss are generally $2.0 million for third-party casualty or general liability claims and $3.0 million for auto liability claims, up from self-insured limits of $1.0 million for third-party casualty or general liability claims and $2.0 million for auto liability claims prior to November 1, 2023. For our auto liability claims, we also have a corridor on our excess policy and a quota share arrangement on a portion of our excess claims, whereby we could incur additional liability on claims in excess of our general self-insurance limits. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $181.8 million and $122.8 million at December 31, 2023 and 2022, respectively. The reserve at December 31, 2023 includes an insured liability settlement for third-party casualty claims, for which the related receivable is recognized in other accounts receivable as of December 31, 2023. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2023 expense for workers’ compensation and third-party casualty claims by approximately $6.8 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

Interest Rate Risk

We have exposures to changes in interest rates as follows:

Cash, cash equivalents, and short-term investments. At December 31, 2023 and 2022, cash, cash equivalents, and short-term investments totaled $330.1 million and $325.9 million, respectively. Substantially all cash equivalents were in demand accounts with financial institutions. Our short-term investments at December 31, 2023 were principally composed of certificates of deposit, and at December 31, 2022, short-term investments also included U.S. government securities.

Although the fair values of these instruments can fluctuate, we believe that the short-term, liquid nature of these instruments and our ability to hold these instruments to maturity reduces our risk for potential material losses.

Debt. Our debt portfolio includes notes payable to finance the purchase of certain revenue equipment and other equipment with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings, if any, under our Credit Facility and accounts receivable securitization program are at a variable interest rate and expose us to the risk of increasing interest rates. We currently have an interest rate swap agreement, which mitigates the risk of interest changes on our outstanding Credit Facility borrowings. The interest rate swap effectively converts $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of our Credit Facility as of December 31, 2023. Amounts borrowed under our Credit Facility in excess of the $50.0 million notional amount, if any, are exposed to changes in market interest rates as defined by the Credit Agreement. Our Credit Facility, accounts receivable securitization program, interest rate swap agreement, and notes payable are further described in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Market Risks

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $25.7 million and $23.0 million at December 31, 2023 and 2022, respectively. A 10% change in market value of these investments would have a $2.6 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2023 and 2022.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 2% and 4% of total consolidated revenues for 2023 and 2022, respectively. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements, and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Insurance reserves

Description of the Matter

At December 31, 2023, the Company’s aggregate insurance reserves were $181.8 million, which is related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self- insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts (recognized at the time of the incident based on the nature and severity of the claim) plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed with the assistance of a third-party actuarial specialist.

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

To evaluate the insurance reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data provided to management’s third-party actuarial specialist by performing test of details over a representative sample. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied and significant assumptions used in determining the estimated reserve. We compared the Company’s reserve amount to an estimated range that our actuarial specialist developed based on independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Tulsa, Oklahoma
February 23, 2024

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$262,226	$158,264
Short-term investments	67,842	167,662
Accounts receivable, less allowances (2023 – $10,346; 2022 – $13,892)	430,122	517,494
Other accounts receivable, less allowances (2023 – $731; 2022 – $713)	52,124	11,016
Prepaid expenses	37,034	39,484
Prepaid and refundable income taxes	24,319	19,239
Current assets of discontinued operations	—	64,736
Other	11,116	11,888
TOTAL CURRENT ASSETS	884,783	989,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	460,068	401,840
Revenue equipment	1,126,055	1,038,832
Service, office, and other equipment	319,466	298,234
Software	173,354	167,164
Leasehold improvements	24,429	23,466
	2,103,372	1,929,536
Less allowances for depreciation and amortization	1,188,548	1,129,366
PROPERTY, PLANT AND EQUIPMENT, net	914,824	800,170
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	101,150	113,733
OPERATING RIGHT-OF-USE ASSETS	169,999	166,515
DEFERRED INCOME TAXES	8,140	6,342
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	11,097
OTHER LONG-TERM ASSETS	101,445	101,893
TOTAL ASSETS	$2,485,094	$2,494,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$214,004	$269,854
Income taxes payable	10,410	16,017
Accrued expenses	378,029	338,457
Current portion of long-term debt	66,948	66,252
Current portion of operating lease liabilities	32,172	26,225
Current liabilities of discontinued operations	—	51,665
TOTAL CURRENT LIABILITIES	701,563	768,470
LONG-TERM DEBT, less current portion	161,990	198,371
OPERATING LEASE LIABILITIES, less current portion	176,621	147,828
POSTRETIREMENT LIABILITIES, less current portion	13,319	12,196
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	781
CONTINGENT CONSIDERATION	92,900	112,000
OTHER LONG-TERM LIABILITIES	40,553	42,745
DEFERRED INCOME TAXES	55,785	60,494
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2023: 30,024,125 shares; 2022: 29,758,716 shares	300	298
Additional paid-in capital	340,961	339,582
Retained earnings	1,272,584	1,088,693
Treasury stock, at cost, 2023: 6,460,137 shares; 2022: 5,529,383 shares	(375,806)	(284,275)
Accumulated other comprehensive income	4,324	7,103
TOTAL STOCKHOLDERS’ EQUITY	1,242,363	1,151,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,485,094	$2,494,286

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2023	2022	2021

	(in thousands, except share and per share data)
REVENUES	$4,427,443	$5,029,008	$3,766,185

OPERATING EXPENSES	4,254,824	4,634,482	3,489,207

OPERATING INCOME	172,619	394,526	276,978

OTHER INCOME (COSTS)
Interest and dividend income	14,728	3,873	1,226
Interest and other related financing costs	(9,094)	(7,726)	(8,914)
Other, net	8,662	(2,370)	3,797
	14,296	(6,223)	(3,891)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	186,915	388,303	273,087

INCOME TAX PROVISION	44,751	93,655	62,628

NET INCOME FROM CONTINUING OPERATIONS	142,164	294,648	210,459

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	53,269	3,561	3,062

NET INCOME	$195,433	$298,209	$213,521

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$5.92	$11.98	$8.26
Discontinued operations	2.22	0.14	0.12
	$8.14	$12.13	$8.38

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$5.77	$11.55	$7.86
Discontinued operations	2.16	0.14	0.11
	$7.93	$11.69	$7.98

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,018,801	24,585,205	25,471,939
Diluted	24,634,617	25,504,508	26,772,126

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2023	2022	2021

	(in thousands)
NET INCOME	$195,433	$298,209	$213,521

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2023 – $294; 2022 – $1,144; 2021 – $451)	(847)	3,298	1,300
Amortization of unrecognized net periodic benefit cost (credit), net of tax of: (2023 – $342; 2022 – $195, 2021 – $139)
Net actuarial gain	(988)	(562)	(400)

Interest rate swap and foreign currency translation:
Change in unrealized gain (loss) on interest rate swap, net of tax of: (2023 – $475; 2022 – $812, 2021 – $534)	(1,341)	2,295	1,507
Change in foreign currency translation, net of tax of: (2023 – $141; 2022 – $576, 2021 – $36)	397	(1,627)	102

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(2,779)	3,404	2,509

TOTAL COMPREHENSIVE INCOME	$192,654	$301,613	$216,030

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(in thousands)
Balance at December 31, 2020	29,045	$290	$342,354	$595,932	3,657	$(111,173)	$1,190	$828,593
Net income				213,521				213,521
Other comprehensive income, net of tax							2,509	2,509
Issuance of common stock under share-based compensation plans	315	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(10,743)					(10,743)
Share-based compensation expense			11,426					11,426
Purchase of treasury stock					836	(83,100)		(83,100)
Forward contract for accelerated share repurchase			(25,000)					(25,000)
Dividends declared on common stock				(8,139)				(8,139)
Balance at December 31, 2021	29,360	294	318,033	801,314	4,493	(194,273)	3,699	929,067
Net income				298,209				298,209
Other comprehensive income, net of tax							3,404	3,404
Issuance of common stock under share-based compensation plans	399	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(16,222)					(16,222)
Share-based compensation expense			12,775					12,775
Purchase of treasury stock					822	(65,002)		(65,002)
Forward contract for accelerated share repurchase			25,000		214	(25,000)		—
Dividends declared on common stock				(10,830)				(10,830)
Balance at December 31, 2022	29,759	298	339,582	1,088,693	5,529	(284,275)	7,103	1,151,401
Net income				195,433				195,433
Other comprehensive loss, net of tax							(2,779)	(2,779)
Issuance of common stock under share-based compensation plans	265	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,311)					(10,311)
Share-based compensation expense			11,692					11,692
Purchase of treasury stock					931	(91,531)		(91,531)
Dividends declared on common stock				(11,542)				(11,542)
Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$195,433	$298,209	$213,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,900	127,119	118,864
Amortization of intangibles	12,829	12,920	5,357
Share-based compensation expense	11,438	12,775	11,426
Provision for losses on accounts receivable	3,630	6,955	1,466
Change in deferred income taxes	(5,566)	(6,250)	(7,589)
(Gain) loss on sale of property and equipment	4,797	(11,650)	(8,520)
Gain on sale of subsidiary	—	(402)	(6,923)
Pre-tax gain on sale of discontinued operations	(70,201)	—	—
Lease impairment charges	30,162	—	—
Change in fair value of contingent consideration	(19,100)	18,300	—
Change in fair value of equity investment	(3,739)	—	—
Changes in operating assets and liabilities:
Receivables	41,189	(10,349)	(122,782)
Prepaid expenses	2,563	(410)	(1,482)
Other assets	3,830	(2,941)	354
Income taxes	(10,657)	(5,041)	13,136
Operating right-of-use assets and lease liabilities, net	2,920	2,952	623
Accounts payable, accrued expenses, and other liabilities	(10,261)	28,632	106,064
NET CASH PROVIDED BY OPERATING ACTIVITIES	322,167	470,819	323,515

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(219,021)	(148,223)	(58,412)
Proceeds from sale of property and equipment	7,763	19,691	13,815
Proceeds from sale of discontinued operations	100,949	—	—
Business acquisition, net of cash acquired	—	2,279	(239,380)
Proceeds from the sale of subsidiary	—	475	9,013
Purchases of short-term investments	(96,537)	(182,352)	(56,011)
Proceeds from sale of short-term investments	198,120	64,329	73,182
Purchase of long-term investments	—	—	(25,350)
Capitalization of internally developed software	(12,977)	(17,282)	(20,061)
NET CASH USED IN INVESTING ACTIVITIES	(21,703)	(261,083)	(303,204)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	58,000	50,000
Proceeds from notes payable	—	14,206	3,523
Payments on long-term debt	(69,180)	(115,540)	(171,915)
Net change in book overdrafts	(14,101)	8,356	(1,957)
Deferred financing costs	55	(952)	(314)
Payment of common stock dividends	(11,542)	(10,830)	(8,139)
Purchases of treasury stock	(91,531)	(65,002)	(83,100)
Forward contract for accelerated share repurchase	—	—	(25,000)
Payments for tax withheld on share-based compensation	(10,311)	(16,222)	(10,743)
NET CASH USED IN FINANCING ACTIVITIES	(196,610)	(127,984)	(247,645)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,854	81,752	(227,334)
Cash and cash equivalents of continuing operations at beginning of period	158,264	76,568	303,872
Cash and cash equivalents of discontinued operations at beginning of period	108	52	82
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$262,226	$158,372	$76,620

NONCASH INVESTING ACTIVITIES
Equipment financed	$33,495	$82,425	$59,700
Accruals for equipment received	$1,727	$4,337	$1,704
Lease liabilities arising from obtaining right-of-use assets	$62,425	$87,294	$14,671

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions to meet customers’ supply chain needs. The Company, which started over a century ago as a local freight hauler, is now a logistics powerhouse with global reach. The Company’s operations are conducted through its two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries. References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 63% of the Company’s 2023 total revenues before other revenues and intercompany eliminations. As of December 2023, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023 by a majority of ABF Freight’s IBT member employees. A majority of the 2023 ABF NMFA supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028.

Financial Statement Presentation

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Segment Information: The Company uses the “management approach” for determining its reportable segment information. The management approach is based on the way management organizes the reportable segments within the Company for making operating decisions and assessing performance. See Note O for further discussion of segment reporting.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Reclassifications: On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented, and reclassifications have been made to the prior-period financial statements to conform to the current-year presentation. Related assets and liabilities associated with FleetNet are classified as discontinued operations in the consolidated balance sheets for all periods presented. The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Unless otherwise indicated, all amounts in this Annual Report on Form 10-K refer to continuing operations, including comparisons to the prior year. For more information on the Company’s discontinued operations, see Note D.

Certain reclassifications have been made to the prior period presentation of other long-term liabilities to conform to the current-year presentation of the contingent consideration liability on a separate line in the consolidated balance sheets. For the years ended December 31, 2022 and 2021, certain reclassifications have been made between operating expenses lines of the Asset-Light segment to conform to the current-year presentation of certain facility rent expenses. There was no impact on total liabilities or total operating expenses as a result of these reclassifications.

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

Certificates of deposit are valued at cost plus accrued interest, which approximates fair value. Held-to-maturity U.S. Treasury securities are recorded at amortized cost with interest and amortization of premiums and discounts included in interest income. Quarterly, the Company evaluates held-to-maturity securities for any other-than-temporary impairments related to any intention to sell or requirement to sell before its amortized costs are recovered. If a security is considered to be other-than-temporarily impaired, the difference between amortized cost and the amount that is determined to be recoverable is recorded in operating income.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its cash, cash equivalents, and short-term investments, which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 2% of its revenues in 2023, 2022, or 2021 or more than 5% of its accounts receivable balance at December 31, 2023 and 2022. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Receivable Allowances: The Company maintains allowances for credit losses and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $5.5 million and $9.3 million at December 31, 2023 and 2022, respectively. During 2023, the allowance for credit losses increased $3.6 million and was reduced $7.4 million by write-offs, net of recoveries.

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

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right-of-use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at the lesser of its carrying amount or fair value and recognize an impairment loss, if any, in operating income. During the third quarter of 2023, the Company evaluated for impairment certain long-lived operating right-of-use assets that were made available for sublease. After determining the carrying values of these asset groups were not recoverable, impairment was measured as the amount by which the carrying value exceeded the fair value of the asset groups, and lease impairment charges of $30.2 million were recognized as a component of operating expenses in the consolidated statements of operations for the year ended December 31, 2023 (see Note C). At December 31, 2023 and 2022, management was not aware of events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent Asset-Based segment nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $1.5 million and $0.8 million were reported within other long-term assets as of December 31, 2023 and 2022, respectively.

Business Combinations: The Company uses the acquisition method of accounting for business combinations, which generally requires that the assets acquired and liabilities assumed be recorded at their respective fair values at the date of acquisition. The excess, if any, of the fair value of the consideration transferred by the acquirer and the fair value of any non-controlling interest remaining in the acquiree over the fair value of the identifiable net assets acquired are recorded as goodwill. The acquisition date fair value of acquired assets and liabilities are subject to revision during the remeasurement period if information becomes available that warrants further adjustments. Changes to the acquisition date fair value prior to the remeasurement period are recorded as adjustments to goodwill. Acquisition-related expenses are expensed as incurred.

Contingent Consideration: The Company records the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent earnout consideration liability is determined using a Monte Carlo simulation with Level 3 inputs including volatility factors, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the discount rate. The liability for contingent earnout consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income (see Note C).

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company performs its annual assessment of goodwill impairment as of October 1 (see Note F). The Company typically assesses qualitative factors but may also use a quantitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is prepared to measure the amount of goodwill impairment, if any.

Indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Consistent with goodwill, the Company typically assesses qualitative factors but may from time to time perform a quantitative assessment to determine if it is more likely than not that the fair value of indefinite-lived intangible assets is less than its carrying value; if applicable, a quantitative analysis is performed if it is determined it is more likely than not the indefinite-lived intangible is impaired.

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

Long-Term Investments: The Company’s long-term investments are recorded in other long-term assets and represent equity investments in private entities without readily determinable fair values. The investments are recorded using the measurement alternative in which the Company’s equity interests are recorded at cost and are adjusted for any impairments or for observable price changes identified in orderly transactions of similar investments of the same issuers. The fair value of the Company’s equity investment was remeasured in second quarter 2023, based on an observable price change which resulted in a $3.7 million increase in fair value (see Note C). As of December 31, 2023 and 2022, the carrying amount of these investments totaled $28.7 million and $25.0 million, respectively.

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $19.2 million and $30.3 million at December 31, 2023 and 2022, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Loss Contingencies: The Company is involved in various legal actions arising in the ordinary course of business. In assessing loss contingencies, the Company uses significant judgments and assumptions to estimate the likelihood of loss or the incurrence of a liability, and to reasonably estimate the amount of loss. The Company records a liability and expense for loss contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s legal matters are discussed in Note P.

Long-Term Debt: Long-term debt consists of borrowings outstanding under the revolving credit facility (the “Credit Facility”) of the Company’s Fourth Amended and Restated Credit Agreement (“Credit Agreement”) and notes payable for the financing of revenue equipment, other equipment, and software. The Company also has borrowing capacity under an accounts receivable securitization program. The Company’s long-term debt and financing arrangements are further described in Note I.

Interest Rate Swap Derivative Instruments: The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company has an interest rate swap agreement designated as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap instrument is reported as unrealized gain or loss as a component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity and the change in the unrealized gain or loss on the interest rate swap is reported in other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income. The unrealized gain or loss is reclassified out of accumulated other comprehensive loss into income in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Leases: The Company leases, primarily under operating lease arrangements, certain facilities used primarily in the Asset-Based segment service center operations, certain facilities and revenue equipment used in the Asset-Light segment operations, and certain other facilities and office equipment. The Company also has a small number of subleases and income leases on owned properties that are immaterial to the consolidated financial statements. Right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. For financial reporting purposes, right-of-use assets held under finance leases are amortized over their estimated useful lives on the same basis as owned assets, and leasehold improvements associated with assets utilized under finance or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under finance leases is included in depreciation expense. Obligations under the finance lease arrangements, if any, are included in long-term debt.

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

The Company has not incurred service cost under the SBP since the accrual of benefits under the plan was frozen on December 31, 2009, however, the Company incurs service cost under the postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (credit) of the SBP (including pension settlement expense) and the postretirement health benefit plan are reported within the other line item of other income (costs).

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

The Company uses December 31 as the measurement date for the SBP and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, which triggers settlement accounting. The Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. There was no pension settlement expense incurred for the SBP in 2023, 2022, or 2021.

Revenue Recognition: Revenues are recognized when or as control of the promised services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue adjustments occur due to freight bill rating or other billing adjustments. The Company also estimates revenue adjustments based on historical information and current trends, and revenue is recognized accordingly.

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

Asset-Light Segment

Asset-Light segment revenues consist primarily of asset-light logistics services using third-party vendors to provide transportation services. Asset-Light segment revenue is generally recognized based on the relative transit time in each reporting period using estimated standard delivery times for freight in transit at the end of the reporting period. Purchased transportation expense is recognized as incurred consistent with the recognition of revenue.

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

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss, net of tax. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net income for the period, but rather are recorded directly to stockholders’ equity. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note L. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note L.

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

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant, adjusted for the present value of dividends which are not payable with respect to unvested restricted stock units (“RSUs”). The RSUs generally vest over a specified time beginning on the grant date. RSUs granted in 2023 and 2022 follow a three-year ratable vesting schedule with one-third of the grants vesting each year. RSUs awarded in 2021 vest at the end of a three-year period following the date of grant. RSUs awarded in 2018 through 2020 vest at the end of a four-year period following the date of grant. Awards granted to non-employee directors typically vest at the end of a one-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares in settlement of the RSU award. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

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

Accounting Pronouncements Not Yet Adopted

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, was amended in November 2023 through the issuance of Accounting Standards Update (“ASU’) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 will require enhanced disclosures of significant segment expenses on an annual and interim basis. ASU 2023-07, which is effective for fiscal years beginning after December 15, 2023, is not expected to have a significant impact on the Company’s disclosures.

ASC Topic 740, Income Taxes, was amended in December 2023 through the issuance of ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, while early adoption is permitted. The Company is currently assessing the amendment’s impact on the Company’s disclosures.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	December 31	December 31
	2023	2022

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$168,472	$137,247
Variable rate demand notes(1)(2)	—	9,285
Money market funds(3)	93,754	11,732
Total cash and cash equivalents	$262,226	$158,264

Short-term investments
Certificates of deposit(1)	$67,842	$88,851
U.S. Treasury securities(4)	—	78,811
Total short-term investments	$67,842	$167,662
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Recorded at amortized cost plus accrued interest, which approximates fair value. U.S. Treasury securities included in short-term investments are held-to-maturity investments with maturity dates of less than one year.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2023 and 2022, cash deposits and short-term investments totaling $76.3 million and $87.6 million, respectively, were neither FDIC insured nor direct obligations of the U.S. government. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2023		2022

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	178,938	177,149	214,623	207,778
New England Pension Fund withdrawal liability(3)	19,402	18,220	20,100	18,911
	$248,340	$245,369	$284,723	$276,689
(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.3% at both December 31, 2023 and 2022, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of December 31, 2023, the outstanding withdrawal liability totaled $19.4 million, of which $0.7 million was recorded in accrued expenses and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$93,754	$93,754	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,627	4,627	—	—
Interest rate swap(3)	1,710	—	1,710	—
	$100,091	$98,381	$1,710	$—
Liabilities:
Contingent consideration(4)	92,900	—	—	92,900
	$92,900	$—	$—	$92,900

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$11,732	$11,732	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,982	3,982	—	—
Interest rate swap(3)	3,526	—	3,526	—
	$19,240	$15,714	$3,526	$—
Liabilities:
Contingent consideration(4)	112,000	—	—	112,000
	$112,000	$—	$—	$112,000

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2023 and 2022 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	Included as a long-term liability, based on the December 31, 2023 remeasurement as the 2023 target was not achieved. As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, executed on November 1, 2021, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted EBITDA for each of the years ended December 31, 2023, 2024, and 2025 (see Note E). The estimated fair value of contingent consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and adjusted EBITDA to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 13.3% and 14.0% as of December 2023 and 2022, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. The decrease in fair value of contingent earnout consideration as of December 31, 2023, compared to December 31, 2022, reflects revised assumptions for business growth in 2024 and 2025, as well as the impact of softer market conditions during 2023, despite a lower discount rate at the December 31, 2023 remeasurement date.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2022	$112,000
Change in fair value included in operating income	(19,100)
Balance at December 31, 2023	$92,900

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon the occurrence of certain events. During the year ended December 31, 2023, the Company remeasured the fair value of its equity investments in private entities upon an observable price change and remeasured certain long-lived operating lease right-of-use assets and leasehold improvements for which impairment charges were recognized during the period.

The following table provides the change in fair value of equity investments on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy:

Equity Investment(1)
(in thousands)
Balance at December 31, 2022	$25,000
Change in fair value included in operating income	3,739
Balance at December 31, 2023	$28,739
(1)	Represents the Company’s equity investment in Phantom Auto, a provider of human-centered remote operation software. The equity investment is accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allows for the investment to be recorded at cost, less any impairment and adjusted for observable price changes in orderly transactions for an identical or similar equity security of the same issuer. The $3.7 million increase in fair value of the Company’s equity investment was measured as of April 26, 2023, based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round. The fair value of the investment was estimated using a hybrid method of the Black-Scholes option pricing model and the probability-weighted expected return method. This method produces a per-share value based on a probability-weighted scenario analysis. The scenarios reflect changes to the liquidation preferences based on the potential liquidity event. The Black-Scholes option pricing model used various inputs, including expected volatility, expected term to liquidity, risk-free rate over the expected term, breakpoints values, and liquidation preferences.

The following table provides the changes in the long-lived assets measured on a nonrecurring basis for which impairment charges were recognized during the year ended December 31, 2023. The fair value measurements used inputs categorized in Level 3 of the fair value hierarchy.

		Lease
	Carrying Value	Impairment Charges(1)	Fair Value

	(in thousands)
Operating right-of-use assets	$48,417	$(28,124)	$20,293
Leasehold improvements	3,874	(2,038)	1,836
	$52,291	$(30,162)	$22,129
(1)	During the third quarter of 2023, the Company recorded impairment charges of $30.2 million related to operating right-of-use assets and leasehold improvements associated with a freight handling pilot facility, a service center, and office spaces that were made available for sublease. The fair value of these asset groups was estimated at September 1, 2023, using a discounted cash flow method utilizing market-participant discount rates ranging from 7.5% to 9.5% and certain unobservable inputs, including estimated cash flows based on anticipated future sublease terms as determined using third-party real estate broker quotes. See Note H for additional discussion related to these impairment charges.

There were no assets remeasured on a nonrecurring basis during the year ended December 31, 2022.

NOTE D – DISCONTINUED OPERATIONS

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

The following table summarizes the financial results from discontinued operations:

	Year Ended
	December 31
	2023	2022	2021

	(in thousands)
Revenues	$55,929	$295,043	$213,882

Operating expenses
Gain on sale of business(1)	(70,201)	—	—
Other	54,623	290,300	209,874
	(15,578)	290,300	209,874

Operating income	71,507	4,743	4,008

Other income, net(2)	17	109	59

Income from discontinued operations before income taxes	71,524	4,852	4,067

Income tax provision	18,255	1,291	1,005

Income from discontinued operations, net of tax	$53,269	$3,561	$3,062
(1)	The gain recognized during the year ended December 31, 2023 includes post-closing adjustments, including the resolution of certain post-close contingencies in the second quarter of 2023. The total pre-tax gain of $70.2 million includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses.
(2)	Includes interest income, net of interest expense, of which the amounts are immaterial for all periods presented.

The following table summarizes the assets and liabilities from discontinued operations:

December 31, 2022
(in thousands)
Cash and cash equivalents	$108
Accounts receivable, net	63,022
Other current assets	1,606
Total current assets of discontinued operations	$64,736

Property, plant and equipment, net	10,350
Goodwill	630
Intangible assets, net	63
Other long-term assets	54
Total long-term assets of discontinued operations	$11,097

Accounts payable	47,687
Income taxes payable	613
Accrued expenses	3,365
Total current liabilities of discontinued operations	$51,665

Deferred tax liability	781
Total long-term liabilities of discontinued operations	$781

Cash flows from discontinued operations of FleetNet were as follows:

	Year Ended
	December 31
	2023	2022

	(in thousands)
Net cash provided by operating activities(1)	$762	$2,825
Net cash used in investing activities(2)	(397)	(3,329)
Net cash provided by (used in) financing activities	(473)	560
Net increase (decrease) in cash and cash equivalents	$(108)	$56
(1)	Includes depreciation and amortization expense of $0.4 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. Also includes share-based compensation expense for the year ended December 31, 2023 of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	Includes purchases of property, plant and equipment of $0.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE E – ACQUISITION

On November 1, 2021 (the “acquisition date”), the Company acquired MoLo, a Chicago-based truckload freight brokerage company, pursuant to the Merger Agreement dated September 29, 2021. Net cash consideration related to the transaction totaled $237.1 million, adjusted for certain post-closing adjustments. The Company funded the initial purchase price with cash on hand and subsequently received $2.3 million from escrow related to certain post-closing adjustments during the year ended December 31, 2022, which is reported in the accompanying consolidated statements of cash flows as business acquisition, net of cash acquired. The Merger Agreement provides for certain additional cash consideration to be paid by the Company based on the achievement of certain incremental targets of adjusted EBITDA for each of the years ended December 31, 2023, 2024, and 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. At 100% of the target, the cumulative additional consideration through 2025 would be $215.0 million, consisting of target earnout payments of $70.0 million and $145.0 million, including catch-up provisions, for the years ended December 31, 2024 and 2025, respectively. Possible undiscounted cash consideration could range from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. See Note C for change in fair value of the contingent earnout consideration.

The results of MoLo’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements, with the acquired operations included within the Asset-Light operating segment (see Note O). The acquisition of MoLo enhances the scale of the Company’s truckload brokerage services by providing additional truckload capacity, support, and expertise in the Company’s Asset-Light operations and increasing cross-selling potential.

In the year of acquisition, operating revenues of $120.3 million and operating loss of $1.2 million, including intangible asset amortization expense, related to MoLo from the acquisition date through December 31, 2021 were included in the accompanying consolidated statements of operations. The Company recognized $6.0 million of acquisition related costs in operating expenses in 2021. For segment reporting purposes, these transaction costs have been reported in “Other and eliminations” (see Note O).

NOTE F – GOODWILL AND INTANGIBLE ASSETS

December 31, 2022 and 2021 goodwill balances have been adjusted to reclassify $0.6 million of goodwill related to FleetNet to discontinued operations. The remaining goodwill balance of $304.8 million at both December 31, 2023 and 2022, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Goodwill balances were as follows:

Goodwill
(in thousands)
Balances at December 31, 2021	$299,708
Purchase accounting adjustments(1)	5,045
Balances at December 31, 2023 and 2022	$304,753

Accumulated impairment at December 31, 2023 and 2022	$(20,000)
(1)	Measurement period purchase accounting adjustments represent adjustments to the acquired balance of working capital and goodwill related to the November 1, 2021 acquisition of MoLo.

The annual impairment evaluation of the goodwill balance of the Asset-Light reporting unit was performed as of October 1, 2023, and it was determined that there was no impairment to the recorded balance. In making this analysis, management considered current and forecasted business levels and estimated future cash flows over several years. Furthermore, as of December 31, 2023, no indicators of impairment were identified. Goodwill was assessed for impairment qualitatively as of October 1, 2022, and the evaluation determined there was no impairment of the goodwill balance.

Intangible assets consisted of the following:

		December 31, 2023			December 31, 2022
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$51,357	$48,222	$99,579	$42,933	$56,646
Other	8	30,151	9,523	20,628	29,914	5,127	24,787
	11	129,730	60,880	68,850	129,493	48,060	81,433
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,030	$60,880	$101,150	$161,793	$48,060	$113,733

The annual impairment evaluation of the indefinite-lived intangible asset was performed as of October 1, 2023 and 2022, and it was determined that there was no impairment of the recorded balance.

As of December 31, 2023, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
2024	$12,790
2025	12,790
2026	8,683
2027	7,258
2028	7,259
Thereafter	20,070
Total amortization	$68,850

NOTE G – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2023	2022	2021

	(in thousands)
Current provision on continuing operations:
Federal	$38,860	$79,477	$55,684
State	10,949	19,713	14,229
Foreign	508	869	341
	50,317	100,059	70,254

Deferred benefit on continuing operations:
Federal	(4,882)	(5,591)	(6,119)
State	(682)	(793)	(1,570)
Foreign	(2)	(20)	63
	(5,566)	(6,404)	(7,626)
Total provision for income taxes on continuing operations	$44,751	$93,655	$62,628

Current provision on discontinued operations:
Federal	$14,656	$901	$767
State	3,599	236	201
	18,255	1,137	968
Deferred provision on discontinued operations:
Federal	—	114	21
State	—	40	16
	—	154	37
Total provision for income taxes on discontinued operations	$18,255	$1,291	$1,005

Total provision for income taxes	$63,006	$94,946	$63,633

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax benefit on continuing operations for the years ended December 31 were as follows:

	2023	2022	2021

	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets(1)	$1,744	$4,274	$1,409
Amortization of intangibles	6,127	(2,995)	(555)
Changes in reserves for workers’ compensation, third-party casualty, and cargo claims	(4,975)	(3,713)	(3,296)
Revenue recognition	(50)	6	(1,434)
Allowance for credit losses	1,094	(388)	170
Nonunion pension and other retirement plans	(3)	(4)	(3)
Multiemployer pension fund withdrawal	180	172	164
Federal and state net operating loss carryforwards utilized (generated)	(758)	899	(300)
State depreciation adjustments	(456)	(915)	598
Share-based compensation	531	737	(949)
Valuation allowance increase (decrease)	44	(489)	912
Other accrued expenses	(2,143)	(3,069)	(4,056)
Prepaid expenses	313	(18)	(788)
Operating lease right-of-use assets/liabilities – net	(8,065)	(651)	(228)
Other	851	(250)	730
Deferred tax benefit	$(5,566)	$(6,404)	$(7,626)
(1)	The Tax Cuts and Jobs Act, enacted in December 2017, allowed first year bonus depreciation at 100% for assets placed into service between September 27, 2017 and January 1, 2023. Due to an increase in the purchase of assets eligible for 100% depreciation, the deferred tax expense related to the tax depreciation expense in excess of book depreciation increased in 2022, compared to 2021.

Significant components of the deferred tax assets and liabilities of continuing operations at December 31 were as follows:

	2023	2022

	(in thousands)
Deferred tax assets:
Accrued expenses	$60,842	$53,785
Operating lease right-of-use liabilities	53,589	46,056
Supplemental pension liabilities	85	81
Multiemployer pension fund withdrawal	4,871	5,063
Postretirement liabilities other than pensions	3,389	3,137
Share-based compensation	5,249	5,622
Federal and state net operating loss carryovers	1,511	753
Receivable allowances	1,951	2,967
Other	709	417
Total deferred tax assets	132,196	117,881
Valuation allowance	(1,751)	(1,707)
Total deferred tax assets, net of valuation allowance	130,445	116,174

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	118,211	116,290
Operating lease right-of-use assets	43,938	44,170
Intangibles	10,256	4,442
Prepaid expenses	5,685	5,424
Total deferred tax liabilities	178,090	170,326
Net deferred tax liabilities	$(47,645)	$(54,152)

Reconciliation between the effective income tax rate, as computed on income from continuing operations before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2023	2022	2021

	(in thousands, except percentages)
Income tax provision at the statutory federal rate of 21.0%	$39,252	$81,544	$57,348
Federal income tax effects of:
State income taxes	(2,156)	(3,973)	(2,658)
Nondeductible expenses	4,040	5,606	3,596
Life insurance proceeds and changes in cash surrender value	(962)	575	(866)
Alternative fuel credit	(1,302)	(2,449)	—
Net increase (decrease) in valuation allowances	44	(464)	887
Net increase in uncertain tax positions	—	—	854
Settlement of share-based compensation	(3,989)	(6,693)	(6,021)
Foreign tax credits generated	(506)	(849)	(404)
Federal research and development tax credits	(75)	278	(2,044)
Other	(368)	311	(1,127)
Federal income tax provision	33,978	73,886	49,565
State income tax provision	10,267	18,920	12,659
Foreign income tax provision	506	849	404
Total provision for income taxes	$44,751	$93,655	$62,628
Effective tax rate	23.9%	24.1%	22.9%

The Company's total effective tax rate was 24.4%, 24.1% and 23.0% for 2023, 2022 and 2021, respectively, including discontinued operations which are further discussed in Note D. The effective tax rate from discontinued operations was 25.5%, 26.6% and 24.7% for 2023, 2022 and 2021, respectively. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher, and a small number of states do not impose an income tax.

Income taxes paid, excluding income tax refunds, totaled $115.7 million, $148.7 million, and $77.5 million in 2023, 2022, and 2021, respectively. Income tax refunds totaled $36.4 million, $42.3 million, and $19.4 million in 2023, 2022, and 2021, respectively.

Under Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year. The 2023, 2022, and 2021 tax rates reflect a tax benefit of 2.8%, 2.1%, and 2.8%, respectively.

At December 31, 2023, the Company had gross federal net operating loss carryforwards of $0.6 million. Due to taxable income, there is no need for a valuation allowance on these amounts at December 31, 2023 or 2022. At December 31, 2023, the Company had total gross state net operating losses of $26.4 million. Gross state net operating losses of $1.4 million are from the acquisition of Panther and relate to periods ending on or prior to June 15, 2012. State carryforward periods for the remaining Panther net operating losses vary from 10 to 20 years. Gross state net operating losses of $9.7 million are for subsidiaries that have had taxable losses for three or more prior tax years or have other nexus issues that reduce the likelihood of the utilization of the losses. These net operating loss carryforwards have been fully reserved with valuation allowances of $0.5 million and $0.4 million at December 31, 2023 and 2022, respectively. Additional valuation allowances of $0.2 million related to state research and development tax credits were reserved at December 31, 2023 and 2022, and less than $0.1 million related to state interest expense carryforwards was reserved at December 31, 2023 and 2022.

As the Canadian tax rate is now higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes will be paid at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $1.0 million at December 31, 2023 and 2022.

Consolidated federal income tax returns filed for tax years through 2019 are closed by the applicable statute of limitations. The Company is not under examination by any federal, state, or foreign taxing authorities at December 31, 2023.

At December 31, 2023 and 2022, there was a reserve for uncertain tax positions of $0.9 million related to credits taken on federal returns, of which $0.5 million will reverse in the second quarter of 2024 upon the expiration of the statute of limitations.

For 2023, 2022, and 2021, interest paid or accrued related to foreign and state income taxes was immaterial.

NOTE H – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment. Current operating leases have remaining terms of 9.8 years or less, some of which include one or more options to renew, with renewal option terms up to ten years. There is one early termination option available on an operating lease as of December 31, 2023, provided notification is given 24 months prior to the end of the lease term, which is included in the right-of-use assets and liabilities as of December 31, 2023. All renewal options that have been exercised or are reasonably certain to be exercised as of December 31, 2023 and 2022, are included in the right-of-use assets and lease liabilities. Variable lease cost for operating leases consists of subsequent changes in the consumer price index, rent payments that are based on usage, and other lease related payments which are subject to change and not considered fixed payments. All fixed lease and non-lease component payments are combined in determining the right-of-use asset and lease liability.

The components of operating lease expense were as follows:

	Year Ended December 31
	2023	2022	2021

	(in thousands)
Operating lease expense	$38,794	$31,790	$26,552
Variable lease expense	6,804	4,188	4,128
Sublease income	(246)	(391)	(626)
Total operating lease expense(1)	$45,352	$35,587	$30,054
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Year Ended December 31
	2023	2022	2021

	(in thousands)
Noncash change in operating right-of-use assets	$33,470	$27,465	$24,023
Change in operating lease liabilities	(30,550)	(24,513)	(23,400)
Operating right-of-use-assets and lease liabilities, net	$2,920	$2,952	$623

Cash paid for amounts included in the measurement of operating lease liabilities	$(35,759)	$(28,830)	$(25,909)

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2023
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$169,999	$169,663	$336

Operating lease liabilities (current)	$32,172	$31,865	$307
Operating lease liabilities (long-term)	176,621	176,598	23
Total operating lease liabilities	$208,793	$208,463	$330

Weighted-average remaining lease term (in years)	7.4
Weighted-average discount rate	4.29%

	December 31, 2022
	(in thousands, except lease term and discount rate)
		Land and	Equipment
	Total	Structures	and Others
Operating right-of-use assets (long-term)	$166,515	$165,822	$693

Operating lease liabilities (current)	$26,225	$25,824	$401
Operating lease liabilities (long-term)	147,828	147,534	294
Total operating lease liabilities	$174,053	$173,358	$695

Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	3.58%

Maturities of operating lease liabilities at December 31, 2023 were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
2024	$40,218	$39,905	$313
2025	36,458	36,435	23
2026	33,187	33,187	—
2027	27,071	27,071	—
2028	24,033	24,033	—
Thereafter	86,011	86,011	—
Total lease payments	246,978	246,642	336
Less imputed interest	(38,185)	(38,179)	(6)
Total	$208,793	$208,463	$330

(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of December 31, 2023, of $28.8 million which will be paid over approximately 10 years.

Lease Impairment Charges

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the third quarter of 2023, the Company evaluated for impairment certain long-lived operating right-of-use assets that were made available for sublease. The assets evaluated for impairment included the operating right-of-use assets and leasehold improvements for a service center within the Asset-Based segment from which operations were relocated to a purchased facility; certain office spaces within the Asset-Light segment that have been vacated as a cost reduction measure in light of ongoing market changes impacting the Asset-Light business and changing employee work location trends; and certain leased facilities reported within “Other and eliminations” utilized for the service center operations of a freight handling pilot location, as operations transitioned back to the owned Asset-Based service center facility where they had previously been located, following the pause of the hardware pilot program at ABF Freight.

After determining the carrying values of these asset groups were not recoverable, impairment was measured and lease impairment charges were recognized for the amount by which the carrying value exceeded the fair value of the asset groups. To estimate the fair value of the asset groups, the Company relied on a discounted cash flow method utilizing market-participant discount rates estimated with Level 3 inputs (see Note C).

As a result of these evaluations, the Company recognized $30.2 million of lease impairment charges as a component of operating expenses in the consolidated statements of operations for the year ended December 31, 2023. The impairment losses recorded include $28.1 million related to the operating right-of-use assets with the remaining amount related to leasehold improvements. The Company determined the right-of-use assets and leasehold improvements are not or will not be abandoned, as there is a plan to sublease the properties, and the right-of-use assets will continue to be classified as held and used.

NOTE I – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment as follows:

	December 31	December 31
	2023	2022

	(in thousands)
Credit Facility (interest rate of 6.6%(1) at December 31, 2023)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.8% at December 31, 2023)	178,938	214,623
	228,938	264,623
Less current portion	66,948	66,252
Long-term debt, less current portion	$161,990	$198,371
(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of December 31, 2023 and 2022, respectively.

Scheduled maturities of long-term debt obligations as of December 31, 2023 were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
2024	$75,800	$3,021	$72,779
2025	53,388	2,353	51,035
2026	41,476	2,211	39,265
2027	74,972	51,688	23,284
2028	5,520	—	5,520
Total payments	251,156	59,273	191,883
Less amounts representing interest	22,218	9,273	12,945
Long-term debt	$228,938	$50,000	$178,938
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable at December 31 were included in property, plant and equipment as follows:

	2023	2022

	(in thousands)
Revenue equipment	$300,922	$294,700
Service, office, and other equipment	38,138	41,522
Total assets securing notes payable	339,060	336,222
Less accumulated depreciation(1)	135,305	119,244
Net assets securing notes payable	$203,755	$216,978
(1)	Depreciation of assets securing notes payable is included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 3.3% at December 31, 2023. The Company paid interest of $8.7 million, $7.1 million, and $8.7 million in 2023, 2022, and 2021, respectively, net of capitalized interest which totaled $0.3 million, $0.3 million, and $0.5 million for 2023, 2022, and 2021, respectively.

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

The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of December 31, 2023, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread ranging from 0.125% to 1.00%, and SOFR adjustment of 0.10% per annum; or (ii) the Adjusted Term SOFR Screen Rate (as defined in the Credit Agreement) plus a spread ranging from 1.125% to 2.00%. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2023.

Interest Rate Swap

As noted in the table above, the Company has an interest rate swap agreement with a $50.0 million notional amount, which started on June 30, 2022 and will end on October 1, 2024. The interest rate swap agreement was amended in October 2022 to replace LIBOR-based interest pricing conventions with interest pricing based on the SOFR. Under the amended interest rate swap agreement, the Company receives floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The fair value of the interest rate swap of $1.7 million and $3.5 million was recorded in other long-term assets at December 31, 2023 and 2022, respectively. The interest rate swap continues to qualify for cash flow hedge accounting through application of expedients provided for contracts affected by reference rate reform. Remeasurement at the modification date or reassessment from the previous accounting determination was not required.

The unrealized gain or loss on the interest rate swap instruments in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at December 31, 2023 and 2022, and the change in the unrealized gain or loss on the interest rate swap for the years ended December 31, 2023 and 2022 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2023.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. In May 2022, the Company amended its accounts receivable securitization program to, among other things, increase certain ratios, including the delinquency, default, and accounts receivable turnover ratios, as defined in the agreement; add language addressing the potential inclusion of receivables originated by MoLo; and replace LIBOR-based interest pricing conventions with interest pricing based on the SOFR. The program ratios were adjusted to accommodate revenue growth and customer demand for integrated logistics solutions, which has resulted in an increased proportion of total revenues generated by the Company’s Asset-Light operations and, as a result, longer collection periods on the Company’s accounts receivable, as are typical for asset-light businesses.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the amended accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at December 31, 2023.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2023, standby letters of credit of $16.8 million have been issued under the program, which reduced the available borrowing capacity to $33.2 million.

Letter of Credit Agreements and Surety Bond Programs

As of both December 31, 2023 and 2022, the Company had letters of credit outstanding of $17.4 million and $10.6 million, respectively (including $16.8 million and $10.0 million, respectively issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2023 and 2022, surety bonds outstanding related to the self-insurance program totaled $65.2 million and $62.6 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment, other equipment, and software through promissory note arrangements. During the year ended December 31, 2023 and 2022, the Company entered into notes payable arrangements, primarily for revenue equipment, of $33.5 million and $82.4 million, respectively.

NOTE J – ACCRUED EXPENSES

	December 31
	2023	2022

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$189,948	$133,122
Accrued vacation pay	63,183	58,875
Accrued compensation, including retirement benefits	87,851	119,836
Taxes other than income	10,743	11,375
Other	26,304	15,249
Total accrued expenses	$378,029	$338,457

NOTE K – EMPLOYEE BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The Company has an unfunded supplemental benefit plan (the “SBP”) which was designed to supplement benefits under the Company’s legacy nonunion defined benefit pension plan (for which plan termination and liquidation was completed in 2019) for designated executive officers. The SBP was closed to new entrants, and a cap was placed on the maximum payment per participant in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the accrual of benefits for remaining participants under the SBP was frozen. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. The SBP did not incur pension settlement expense in 2023, 2022, or 2021.

The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision benefits primarily to certain officers of the Company and certain subsidiaries. New entrants have not been added to the postretirement health benefit plan since January 1, 2017.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2023	2022	2023	2022

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$338	$381	$12,534	$16,992
Service cost	—	—	78	156
Interest cost	16	7	599	441
Actuarial (gain) loss (1)	4	(50)	1,137	(4,392)
Benefits paid	—	—	(680)	(663)
Benefit obligations, end of year	358	338	13,668	12,534
Change in plan assets
Fair value of plan asset, beginning of year	—	—	—	—
Employer contributions	—	—	680	663
Benefits paid	—	—	(680)	(663)
Fair value of plan assets, end of year	—	—	—	—
Funded status at period end	$(358)	$(338)	$(13,668)	$(12,534)

Accumulated benefit obligation	$358	$338	$13,668	$12,534
(1)	The actuarial losses on the SBP and postretirement health benefit plan for 2023 were primarily related to decreases in the discount rates used to remeasure the plans’ obligations at December 31, 2023 versus the prior year, and the actuarial gains for 2022 were primarily related to increases in the discount rates used in the remeasurement at December 31, 2022.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2023	2022	2023	2022

Current portion of pension and postretirement liabilities	$—	$—	$(707)	$(676)
Pension and postretirement liabilities, less current portion	(358)	(338)	(12,961)	(11,858)
Liabilities recognized	$(358)	$(338)	$(13,668)	$(12,534)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2023	2022	2021	2023	2022	2021

	(in thousands)
Service cost	$—	$—	$—	$78	$156	$192
Interest cost	16	7	4	599	441	427
Amortization of net actuarial (gain) loss(1)	(4)	8	9	(1,326)	(765)	(548)
Net periodic benefit cost (credit)	$12	$15	$13	$(649)	$(168)	$71
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2023	2022	2023	2022

Unrecognized net actuarial gain	$(9)	$(18)	$(6,806)	$(9,269)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2023	2022	2023	2022
Discount rate	4.3%	4.6%	4.8%	5.0%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2023	2022	2021	2023	2022	2021
Discount rate	4.6%	1.8%	1.1%	5.0%	2.7%	2.3%

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2023	2022
Health care cost trend rate assumed for next year(1)	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2035	2034
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2023 and 2022 are for 2025 and 2024, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2023 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

2024	$—	$707
2025	$—	$744
2026	$—	$747
2027	$—	$754
2028	$424	$761
2029-2033	$—	$3,836

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $1.1 million and $1.3 million were recorded as of December 31, 2023 and 2022, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company that is followed by a termination of the executive. The deferred salary agreement program was closed to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Incentive Plan (see Long-Term Incentive Compensation Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2023 and 2022, VSP balances of $4.6 million and $4.0 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all nonunion employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the nonunion 401(k) plans totaled $7.1 million, $9.4 million, and $7.7 million for 2023, 2022, and 2021, respectively. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $13.1 million, $19.1 million, and $16.8 million in 2023, 2022, and 2021, respectively, related to its discretionary contributions to the nonunion defined contribution 401(k) plans. Discretionary contribution expense was higher in 2022, primarily due to an increase in discretionary contribution rate based on the Company’s higher operating results for the year. Participants are fully vested in the Company’s contributions under the defined contribution 401(k) plans after three years of service.

Long-Term Incentive Compensation Plan

The Company maintains a performance-based Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2023, 2022, and 2021, $26.3 million, $29.5 million, $28.3 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $48.5 million and $54.7 million at December 31, 2023 and 2022, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for certain of the Company’s long-term nonunion benefit plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $4.6 million for 2023, a loss of $2.7 million 2022, and a gain of $4.1 million for 2021, associated with changes in the cash surrender value and proceeds from life insurance policies.

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Labor Management Relations Act of 1947 (the “Taft-Hartley Act”) to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the 2023 ABF NMFA and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

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

Pension Plans

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. Contributions to these plans are based generally on the time worked by ABF Freight’s contractual employees, at rates specified in the 2023 ABF NMFA, which will remain in effect through June 30, 2028. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees.

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

On March 11, 2021, H.R.1319, the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) was signed into law. The American Rescue Plan Act includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2023 ABF NMFA.

On July 9, 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. Certain multiemployer pension plans to which ABF Freight contributes, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), have applied for or received funds under the SFA Program which could allow them to avoid insolvency and improve their funded status. Under the American Rescue Plan Act and in accordance with regulations of the PBGC, the plans receiving funding under the SFA Program are not permitted to reduce employer contributions to their funds. The Company will continue to evaluate the impact of the assistance provided by the SFA Program on ABF Freight’s multiemployer pension plan contributions. Through the term of the 2023 ABF NMFA, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, management believes future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act.

Based on the most recent funding information the Company has received, approximately 6% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2023 were made to plans that are in “critical and declining status;” approximately 53% were made to plans that are in “critical status,” including the Central States Pension Plan discussed below; and no contributions were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The Central States Pension Plan is the only fund individually listed in the table which received financial assistance from the SFA Program. The severity of a plan’s underfunded status considered in the analysis of individually significant funds to be separately disclosed was after the financial assistance from the SFA Program.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions(d)
	EIN/Pension	Zone Status(b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number(a)	2023	2022	Implemented(c)	2023	2022	2021	Imposed(e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical	Critical and Declining	Implemented(3)	$77,708	$75,306	$71,045	No

Western Conference of Teamsters Pension Plan(4)	91-6145047	Green	Green	No	29,540	28,051	25,861	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(4)	23-6262789	Green	Green	No	15,540	14,421	13,931	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(7)	Green(7)	No	10,676	9,838	9,553	No

New England Teamsters Pension Fund(8)(9)	04-6372430	Critical and Declining(10)	Critical and Declining(10)	Implemented(11)	4,636	4,449	4,357	No

All other plans in the aggregate					24,384	22,493	22,146
Total multiemployer pension contributions paid(12)					$162,484	$154,558	$146,893

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2023 and 2022 is for the plan’s year-end status at December 31, 2022 and 2021, respectively, and prior to financial assistance from the Pension Relief Act. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

Table Footnotes

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2022 and 2021.
(2)	Information for this fund was obtained from the 2022 annual funding notice, other notices received from the plan such as the 2023 notice of critical status, and the Form 5500 filed for the plan years ended December 31, 2022 and 2021.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2022 and 2021.
(5)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan year ended January 31, 2023.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2023 and 2022.
(7)	PPA zone status relates to plan years February 1, 2022 – January 31, 2023 and February 1, 2021 – January 31, 2022.

(8)	Contributions include $1.6 million each year for 2023, 2022, and 2021, related to the multiemployer pension fund withdrawal liability. ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund was restructured under a transition agreement effective on August 1, 2018, which triggered a withdrawal liability settlement to satisfy ABF Freight’s existing potential withdrawal liability obligation to the fund. ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in second quarter 2018; partially settled the withdrawal liability through the initial lump sum cash payment of $15.1 million made in third quarter 2018; and will settle the remainder with monthly payments over a remaining period of 18 years.
(9)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2022 and 2021.
(10)	PPA zone status relates to plan years October 1, 2022 – September 30, 2023 and October 1, 2021 – September 30, 2022.
(11)	Adopted a rehabilitation plan effective January 1, 2009. The plan has been subsequently reviewed and restated effective January 1, 2023.
(12)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The current and prior collective bargaining agreements and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund, although certain funds have imposed contribution increases under their rehabilitation or funding improvement plans. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by changes in Asset-Based shipment levels.

For 2023, 2022, and 2021, approximately one-half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 14.5%, and 17.1% as of January 1, 2022 and 2021, respectively. ABF Freight received a Notice of Critical Status for the Central States Pension Plan dated March 31, 2023, in which the plan’s actuary certified that, as of January 1, 2023 the approximate funding percentage was 97.5%; however, the plan is deemed to be in critical status through 2051 due to the receipt of funding from the SFA Program in January 2023. The plan announced that the SFA Program funding will allow the Central States Pension Plan to avoid insolvency in 2025 and to reach full funding over time.

The funding notices for the 2022 plan year for the Western Pennsylvania Teamsters and Employers Pension Fund, the New York State Teamsters Conference Pension and Retirement Fund, and the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund reflected the reinstatement of benefits previously suspended due to the significantly improved status of each fund due to the funding provided by the SFA Program; however, these funds will be deemed to be in critical status through the end of 2051. The Company also previously received notice that the PBGC will provide financial assistance (by paying retiree benefits not to exceed the PBGC guarantee limits) to the Road Carriers Local 707 Pension Fund, which was declared insolvent; however, this fund received SFA Program funding during 2022. Approximately 1% to 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2023 were made to each of these funds.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $215.6 million, $194.4 million, and $176.2 million, for the year ended December 31, 2023, 2022, and 2021, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 5.7% on August 1, 2023 under ABF Freight’s current collective bargaining agreement with IBT ratified in 2023 and 4.3% on both August 1, 2022 and 2021 under ABF Freight’s prior collective bargaining agreement with the IBT ratified in 2018.

Higher benefit contribution rates following the 2023 ABF NMFA ratification and more hours worked to maintain capacity in the first half of the year and to service higher business levels in the second half of the year, resulted in an increase in contributions to health and welfare plans in 2023, compared to 2022. In 2022, more hours worked by ABF Freight’s contractual employees, as well as the hiring of additional contractual employees to service higher shipment levels resulted in an increase in contributions to multiemployer health and welfare plans in 2022, compared to 2021. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2023, 2022, and 2021 multiemployer health and welfare plan contributions.

NOTE L – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows at December 31:

	2023	2022	2021

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$6,816	$9,287	$5,602
Interest rate swap	1,710	3,526	419
Foreign currency translation	(2,709)	(3,247)	(1,044)

Total	$5,817	$9,566	$4,977

After-tax amounts:
Unrecognized net periodic benefit credit	$5,061	$6,896	$4,160
Interest rate swap	1,263	2,604	309
Foreign currency translation	(2,000)	(2,397)	(770)

Total	$4,324	$7,103	$3,699

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2021	$3,699	$4,160	$309	$(770)

Other comprehensive income (loss) before reclassifications	3,966	3,298	2,295	(1,627)
Amounts reclassified from accumulated other comprehensive income	(562)	(562)	—	—
Net current-period other comprehensive income (loss)	3,404	2,736	2,295	(1,627)

Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(1,791)	(847)	(1,341)	397
Amounts reclassified from accumulated other comprehensive income	(988)	(988)	—	—
Net current-period other comprehensive income (loss)	(2,779)	(1,835)	(1,341)	397

Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit
	2023	2022

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$1,330	$757
Tax expense	(342)	(195)
Total, net of tax	$988	$562
(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan (see Note K).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2023		2022
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,915	$0.08	$1,978
Second quarter	$0.12	$2,894	$0.12	$2,949
Third quarter	$0.12	$2,887	$0.12	$2,965
Fourth quarter	$0.12	$2,846	$0.12	$2,938

On February 2, 2024, the Company’s Board of Directors declared a dividend of $0.12 per share to stockholders of record as of February 16, 2024.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

In February 2023, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million. During 2023, the Company purchased 930,754 shares of its common stock for an aggregate cost of $91.5 million, including 501,146 shares for an aggregate cost of $47.6 million under Rule 10b5-1 plans, which allowed for stock repurchases during closed trading windows. The Company had $33.5 million remaining under its share repurchase program as of December 31, 2023. Treasury shares totaled 6,460,137 and 5,529,383 as of December 31, 2023 and 2022, respectively. In February 2024, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million. Subsequent to December 31, 2023 through February 19, 2024, the Company settled repurchases of 51,220 shares for an aggregate cost of $6.1 million.

NOTE M – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2023 and 2022. The Ownership Incentive Plan provides for the granting of 4.9 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2023	1,023,251	$38.83
Granted	149,350	$86.53
Vested	(381,724)	$36.04
Forfeited(1)	(65,444)	$51.97
Outstanding – December 31, 2023	725,433	$48.94
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2023	149,350	$86.53
2022	164,739	$78.57
2021	136,295	$86.96

The fair value of restricted stock awards that vested in 2023, 2022, and 2021 was $34.2 million, $48.1 million, and $36.4 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2023 was $14.0 million, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

NOTE N – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2023	2022	2021

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$142,164	$294,648	$210,459
Net income from discontinued operations	53,269	3,561	3,062
Net income	$195,433	$298,209	$213,521
Denominator:
Weighted-average shares	24,018,801	24,585,205	25,471,939

Basic earnings per common share
Continuing operations	$5.92	$11.98	$8.26
Discontinued operations	2.22	0.14	0.12
Total basic earnings per common share(1)	$8.14	$12.13	$8.38

Diluted
Numerator:
Net income from continuing operations	$142,164	$294,648	$210,459
Net income from discontinued operations	53,269	3,561	3,062
Net income	$195,433	$298,209	$213,521
Denominator:
Weighted-average shares	24,018,801	24,585,205	25,471,939
Effect of dilutive securities	615,816	919,303	1,300,187
Adjusted weighted-average shares and assumed conversions	24,634,617	25,504,508	26,772,126

Diluted earnings per common share
Continuing operations	$5.77	$11.55	$7.86
Discontinued operations	2.16	0.14	0.11
Total diluted earnings per common share(1)	$7.93	$11.69	$7.98
(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

NOTE O – OPERATING SEGMENT DATA

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

As previously discussed in Note A, the Asset-Based segment’s contractual employees are covered under the 2023 ABF NMFA, which was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028. The major economic provisions of the 2023 ABF NMFA include wage and mileage rate increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional paid sick days; and a new non-CDL employee classification. The 2023 ABF NMFA and the related supplemental agreements provide for annual contribution rate increases to multiemployer health and welfare and pension funds to which ABF Freight contributed under the previous agreement.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in truckload, ground expedite, dedicated, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

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

The following table reflects reportable operating segment information from continuing operations for the years ended December 31:

	2023	2022	2021

	(in thousands)
REVENUES
Asset-Based	$2,871,004	$3,010,900	$2,573,773
Asset-Light	1,680,645	2,139,272	1,300,626
Other and eliminations	(124,206)	(121,164)	(108,214)
Total consolidated revenues	$4,427,443	$5,029,008	$3,766,185
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,379,756	$1,293,487	$1,198,253
Fuel, supplies, and expenses	361,355	378,558	266,139
Operating taxes and licenses	55,918	52,290	49,461
Insurance	52,025	47,382	37,800
Communications and utilities	19,288	18,949	18,773
Depreciation and amortization	104,165	97,322	93,799
Rents and purchased transportation	338,575	441,167	364,345
Shared services	279,248	281,698	263,532
(Gain) loss on sale of property and equipment and lease impairment charges(1)	982	(12,468)	(8,676)
Innovative technology costs(2)	21,711	27,207	27,631
Other	4,829	4,175	2,009
Total Asset-Based	2,617,852	2,629,767	2,313,066
Asset-Light
Purchased transportation	1,435,604	1,784,668	1,097,332
Supplies and expenses(3)	12,094	13,955	8,661
Depreciation and amortization(4)	20,370	20,730	11,387
Shared services	194,296	218,133	132,137
Contingent consideration(5)	(19,100)	18,300	—
Lease impairment charges(6)	14,407	—	—
Legal settlement(7)	9,500	—	—
Gain on sale of subsidiary(8)	—	(402)	(6,923)
Other(3)	25,745	31,163	11,635
Total Asset-Light	1,692,916	2,086,547	1,254,229
Other and eliminations	(55,944)	(81,832)	(78,088)
Total consolidated operating expenses	$4,254,824	$4,634,482	$3,489,207

OPERATING INCOME (LOSS)
Asset-Based	$253,152	$381,133	$260,707
Asset-Light	(12,271)	52,725	46,397
Other and eliminations(9)	(68,262)	(39,332)	(30,126)
Total consolidated operating income	$172,619	$394,526	$276,978
OTHER INCOME (COSTS)
Interest and dividend income	$14,728	$3,873	$1,226
Interest and other related financing costs	(9,094)	(7,726)	(8,914)
Other, net(10)	8,662	(2,370)	3,797
Total other income (costs)	14,296	(6,223)	(3,891)
INCOME BEFORE INCOME TAXES	$186,915	$388,303	$273,087
(1)	For 2023, includes a $0.7 million noncash lease-related impairment charge for an Asset-Based service center. For 2022, includes a $4.3 million noncash gain on a like-kind property exchange of a service center, with the remaining gains related primarily to sales of replaced equipment. For 2021, includes an $8.6 million gain on the sale of unutilized service center property.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(3)	For 2022 and 2021, amounts have been adjusted from those previously reported to reclass certain facility rent expense between line items within the Asset-Light segment. Adjustments made are not material.
(4)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(5)	Represents the change in fair value of the contingent earnout consideration to the MoLo acquisition (see Note C).
(6)	Represents noncash lease-related impairment charges for certain Asset-Light office spaces that were made available for sublease.
(7)	Represents estimated expenses to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act.
(8)	Gain recognized relates to the sale of the labor services portion of the Asset-Light segment’s moving business in second quarter 2021, including the contingent amount recognized in second quarter 2022 when the funds were released from escrow.

(9)	For 2023, “Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.
(10)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement plans (see Note K) and proceeds and changes in cash surrender value of life insurance policies. For 2023, includes a $3.7 million fair value increase related to the Company’s equity investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note C).

The following table reflects information about revenues from customers and intersegment revenues for the years ended December 31:

	2023	2022	2021

	(in thousands)
Revenues from customers
Asset-Based	$2,749,803	$2,896,284	$2,470,529
Asset-Light	1,673,399	2,128,394	1,291,679
Other	4,241	4,330	3,977
Total consolidated revenues	$4,427,443	$5,029,008	$3,766,185

Intersegment revenues
Asset-Based	$121,201	$114,616	$103,244
Asset-Light	7,246	10,878	8,947
Other and eliminations	(128,447)	(125,494)	(112,191)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$2,871,004	3,010,900	$2,573,773
Asset-Light	1,680,645	2,139,272	1,300,626
Other and eliminations	(124,206)	(121,164)	(108,214)
Total consolidated revenues	$4,427,443	$5,029,008	$3,766,185

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment from continuing operations:

	For the year ended December 31
	2023	2022	2021

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$207,072	$137,117	$96,180
Asset-Light	7,587	14,372	9,565
Other and eliminations(2)(3)	37,752	77,720	11,193
	$252,411	$229,209	$116,938

	For the year ended December 31
	2023	2022	2021

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$104,165	$97,322	$93,799
Asset-Light(4)	20,370	20,730	11,387
Other and eliminations(2)	20,814	20,107	17,374
	$145,349	$138,159	$122,560
(1)	Includes assets acquired through notes payable of $33.5 million, $79.0 million, and $59.7 million in 2023, 2022, and 2021, respectively.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. For 2022, also includes the purchase of a property for $37.5 million. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $3.4 million in 2022.
(4)	Includes amortization of intangibles of $12.8 million, $12.9 million, and $5.3 million in 2023, 2022, and 2021, respectively.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to management nor does management consider segment assets for assessing segment operating performance or allocating resources.

The Company incurred research and development costs of $52.4 million and $40.8 million for the year ended December 31, 2023 and 2022, respectively, related to innovative technology initiatives.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31

	2023	2022	2021

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,781,304	$1,728,653	$1,527,533
Rents, purchased transportation, and other costs of services	1,642,669	2,100,663	1,349,106
Fuel, supplies, and expenses(1)	479,688	488,009	360,657
Depreciation and amortization(2)	145,349	138,159	122,560
Contingent consideration(3)	(19,100)	18,300	—
Lease impairment charges(4)	30,162	—	—
Other(1)(5)	194,752	160,698	129,351
	$4,254,824	$4,634,482	$3,489,207
(1)	For 2022 and 2021, amounts have been adjusted from those previously reported to reclass certain facility rent expense between line items within the Asset-Light segment. Adjustments made are not material.
(2)	Includes amortization of intangibles assets.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Notes C and E).
(4)	Represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(5)	For 2023, includes estimated expenses of $9.5 million to settle a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. For 2022, includes a $12.5 million gain related to the sale of property and equipment within the Asset-Based segment and the sale of replaced equipment and a like-kind exchange of a service center property in the prior year. For 2021, includes a $6.9 million gain related to the sale of a subsidiary within the Asset-Light segment and an $8.6 million gain related to the sale of an unutilized service center property within the Asset-Based segment. For 2023, 2022, and 2021, also includes innovative technology costs of $52.4 million, $40.8 million, and $32.8 million, respectively, associated with the freight handling pilot program at ABF Freight, costs related to the Company’s customer pilot offering of VauxTM, and initiatives to optimize performance through technological innovation.

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

On March 20, 2023, ABF Freight entered into a consent decree with the EPA (the “Consent Decree”) to resolve alleged compliance issues under the federal Clean Water Act (the “CWA”) and, as a result, paid civil penalties of $0.5 million, including interest, during the third quarter of 2023. The estimated settlement expense for this matter was reserved within accrued expenses as of December 31, 2022. By the date of the Consent Decree, the Asset-Based service center facilities were in general compliance with the stormwater laws and have ensured compliance with applicable stormwater permits under the CWA. ABF Freight has internally developed an environmental stormwater management strategy, including the delineation of roles and responsibilities for stormwater maintenance and compliance; developed procedures for tracking the permit process, including comprehensive employee training; implemented standard operating procedures; ensuring contractor awareness of stormwater laws; and tracking facility-specific corrective actions throughout the term of the Consent Decree.

Other Events

During second quarter 2023, the Company received a Notice of Assessment from a state regarding an ongoing sales and use tax audit for the trailing time period of December 1, 2018 to March 31, 2021. This notice is in addition to the February 2021 Notice of Assessment from that state pertaining to uncollected sales and use tax, including interest and penalties, for the period of September 1, 2016 to November 30, 2018. The Company does not agree with the basis of these assessments and filed an appeal for the 2023 assessment in October 2023 on the same legal basis as the appeal filed in May 2021 for the earlier assessment. The Company has previously accrued an amount related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

During fourth quarter 2023, the Company tentatively settled a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act for approximately $9.5 million. The settlement is pending court approval. The estimated settlement expense for this matter is reserved within accrued expenses in the consolidated balance sheet as of December 31, 2023.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control Over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 23, 2024

ITEM 9B.OTHER INFORMATION

(a)	None.

(b)	During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2024 and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2024 and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2024 and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2024 and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2024 and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet was accounted for as discontinued operations. As such, reclassifications have been made to the balances, additions, and deductions below to exclude the impact of FleetNet. (See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K).

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2023
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,892	$3,633		$3,512	(a)	$10,691	(b)	$10,346
Allowance for other accounts receivable	$713	$18	(c)	$—		$—		$731
Allowance for deferred tax assets	$1,707	$—		$—		$(44)	(d)	$1,751

Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,016	$6,852		$2,761	(a)	$8,737	(b)	$13,892
Allowance for other accounts receivable	$690	$23	(c)	$—		$—		$713
Allowance for deferred tax assets	$2,196	$—		$—		$489	(d)	$1,707

Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$7,693	$1,334		$7,783	(a)(e)	$3,794	(b)	$13,016
Allowance for other accounts receivable	$660	$30	(c)	$—		$—		$690
Allowance for deferred tax assets	$1,284	$—		$—		$(912)	(d)	$2,196

(a)	Change in allowance due to recoveries of amounts previously written off and revenue adjustments.
(b)	Includes uncollectible accounts written off and revenue adjustments.
(c)	Charged to workers’ compensation expense.
(d)	Change in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.
(e)	Includes allowance assumed in the acquisition of MoLo Solutions, LLC. (See Note E to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K).

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

3.1

Second Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

3.2

Seventh Amended and Restated Bylaws of the Company, dated as of October 24, 2023 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 30, 2023, File No. 000-19969, and incorporated herein by reference).

4.1*	Description of Common Stock.
10.1

ABF National Master Freight Agreement, implemented on July 29, 2018 and effective through June 30, 2023, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2023, File No. 000-19969, and incorporated herein by reference).

10.2

ABF National Master Freight Agreement, implemented on July 16, 2023 and effective through June 30, 2028, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2023, File No. 000-19969, and incorporated herein by reference).

10.3

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

10.4

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

10.10#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2023 awards) (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

10.11#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2024 awards).
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

10.16#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2023 awards) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

10.17#

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

10.19#

First Amendment to the ArcBest Corporation Amended and Restated 2012 Change in Control Plan. (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, File No. 000-19969, and incorporated herein by reference).

10.20#

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

10.23#

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

10.27#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, File No. 000-19969, and incorporated herein by reference).

10.28#

Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.29#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.30#

ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2019, File No. 000-19969, and incorporated herein by reference).

10.31#

First Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2020, File No. 000-19969, and incorporated herein by reference).

10.32#

Second Amendment to the ArcBest Corporation Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2021, File No. 000-19969, and incorporated herein by reference).

10.33#

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

10.35#

Second Amendment to the ArcBest Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016, File No. 000-19969, and incorporated herein by reference).

10.36#

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

10.38#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021, File No. 000-19969, and incorporated herein by reference).

10.39#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

10.40#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

10.41#

The ArcBest 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

10.42#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, File No. 000-19969, and incorporated herein by reference).

10.43

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

10.44

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

10.45

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

10.46

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

21*	List of Subsidiary Corporations.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#*	ArcBest Recoupment of Incentive Compensation Policy.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.

(b) Exhibits

See Item 15(a)(3) above.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	February 23, 2024	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman, President and Chief Executive Officer	February 23, 2024
Judy R. McReynolds	(Principal Executive Officer)

/s/ J. Matthew Beasley	Chief Financial Officer (Principal Financial Officer)	February 23, 2024
J. Matthew Beasley

/s/ Jason T. Parks	Vice President – Controller and Chief Accounting	February 23, 2024
Jason T. Parks	Officer (Principal Accounting Officer)

/s/ Salvatore A. Abbate	Director	February 23, 2024
Salvatore A. Abbate

/s/ Eduardo F. Conrado	Director	February 23, 2024
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 23, 2024
Fredrik J. Eliasson

/s/ Michael P. Hogan	Director	February 23, 2024
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	February 23, 2024
Kathleen D. McElligott

/s/ Craig E. Philip	Director	February 23, 2024
Craig E. Philip

/s/ Steven L. Spinner	Director	February 23, 2024
Steven L. Spinner

/s/ Janice E. Stipp	Director	February 23, 2024
Janice E. Stipp