Form 10-Q
period 2024-03-31
ARCBEST CORP /DE/
filed 2024-05-03
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Stock, $0.01 par value	23,431,641 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2024	2023
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,855	$262,226
Short-term investments	68,065	67,842
Accounts receivable, less allowances (2024 – $9,184; 2023 – $10,346)	433,717	430,122
Other accounts receivable, less allowances (2024 – $733; 2023 – $731)	11,389	52,124
Prepaid expenses	39,232	37,034
Prepaid and refundable income taxes	22,084	24,319
Other	11,136	11,116
TOTAL CURRENT ASSETS	758,478	884,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	491,555	460,068
Revenue equipment	1,119,446	1,126,055
Service, office, and other equipment	318,252	319,466
Software	176,988	173,354
Leasehold improvements	25,173	24,429
	2,131,414	2,103,372
Less allowances for depreciation and amortization	1,193,584	1,188,548
PROPERTY, PLANT AND EQUIPMENT, net	937,830	914,824
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	97,940	101,150
OPERATING RIGHT-OF-USE ASSETS	174,987	169,999
DEFERRED INCOME TAXES	10,032	8,140
OTHER LONG-TERM ASSETS	73,123	101,445
TOTAL ASSETS	$2,357,143	$2,485,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$209,908	$214,004
Income taxes payable	8	10,410
Accrued expenses	313,494	378,029
Current portion of long-term debt	63,179	66,948
Current portion of operating lease liabilities	31,986	32,172
TOTAL CURRENT LIABILITIES	618,575	701,563
LONG-TERM DEBT, less current portion	148,992	161,990
OPERATING LEASE LIABILITIES, less current portion	174,085	176,621
POSTRETIREMENT LIABILITIES, less current portion	13,318	13,319
CONTINGENT CONSIDERATION	100,220	92,900
OTHER LONG-TERM LIABILITIES	34,422	40,553
DEFERRED INCOME TAXES	44,798	55,785
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2024: 30,038,556 shares; 2023: 30,024,125 shares	300	300
Additional paid-in capital	343,102	340,961
Retained earnings	1,267,444	1,272,584
Treasury stock, at cost, 2024: 6,580,818 shares; 2023: 6,460,137 shares	(391,458)	(375,806)
Accumulated other comprehensive income	3,345	4,324
TOTAL STOCKHOLDERS’ EQUITY	1,222,733	1,242,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,357,143	$2,485,094

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2024	2023

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,036,419	$1,106,094

OPERATING EXPENSES	1,013,984	1,084,935

OPERATING INCOME	22,435	21,159

OTHER INCOME (COSTS)
Interest and dividend income	3,315	2,933
Interest and other related financing costs	(2,228)	(2,327)
Other, net	(28,199)	1,780
	(27,112)	2,386

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,677)	23,545

INCOME TAX PROVISION (BENEFIT)	(1,765)	4,698

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,912)	18,847

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	600	52,436

NET INCOME (LOSS)	$(2,312)	$71,283

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$(0.12)	$0.78
Discontinued operations	0.03	2.16
	$(0.10)	$2.93

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$(0.12)	$0.75
Discontinued operations	0.03	2.09
	$(0.10)	$2.84

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,561,309	24,288,138
Diluted	23,561,309	25,057,726

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
NET INCOME (LOSS)	$(2,312)	$71,283

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit cost (credit), net of tax: (2024 – $65; 2023 – $86)
Net actuarial gain	(187)	(247)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2024 – $130; 2023 – $161)	(366)	(452)
Change in foreign currency translation, net of tax: (2024 – $150; 2023 – $6)	(426)	(18)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(979)	(717)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,291)	$70,566

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2024 and 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net loss				(2,312)				(2,312)
Other comprehensive loss, net of tax							(979)	(979)
Issuance of common stock under share-based compensation plans	15	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(748)					(748)
Share-based compensation expense			2,889					2,889
Purchase of treasury stock					121	(15,652)		(15,652)
Dividends declared on common stock				(2,828)				(2,828)
Balance at March 31, 2024	30,039	$300	$343,102	$1,267,444	6,581	$(391,458)	$3,345	$1,222,733

Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				71,283				71,283
Other comprehensive loss, net of tax							(717)	(717)
Issuance of common stock under share-based compensation plans	50	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(1,590)					(1,590)
Share-based compensation expense			2,489					2,489
Purchase of treasury stock					154	(14,092)		(14,092)
Dividends declared on common stock				(2,915)				(2,915)
Balance at March 31, 2023	29,809	$298	$340,481	$1,157,061	5,683	$(298,367)	$6,386	$1,205,859

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2024	2023

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(2,312)	$71,283
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,616	32,187
Amortization of intangibles	3,217	3,203
Share-based compensation expense	2,889	2,235
Provision for losses on accounts receivable	1,055	1,427
Change in deferred income taxes	(12,548)	(9,814)
(Gain) loss on sale of property and equipment	217	(9)
Pre-tax gain on sale of discontinued operations	(806)	(69,083)
Change in fair value of contingent consideration	7,320	15,040
Change in fair value of equity investment	28,739	—
Changes in operating assets and liabilities:
Receivables	35,059	43,977
Prepaid expenses	(2,198)	(1,464)
Other assets	(1,218)	3,874
Income taxes	(8,305)	6,221
Operating right-of-use assets and lease liabilities, net	(7,710)	1,570
Accounts payable, accrued expenses, and other liabilities	(70,548)	(79,984)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,467	20,663

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(55,049)	(34,657)
Proceeds from sale of property and equipment	1,292	1,833
Proceeds from sale of discontinued operations	—	101,138
Purchases of short-term investments	(5,236)	(35,588)
Proceeds from sale of short-term investments	5,635	41,865
Capitalization of internally developed software	(3,635)	(3,631)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(56,993)	70,960

FINANCING ACTIVITIES
Payments on long-term debt	(16,767)	(17,649)
Net change in book overdrafts	(2,850)	(10,493)
Deferred financing costs	—	63
Payment of common stock dividends	(2,828)	(2,915)
Purchases of treasury stock	(15,652)	(14,092)
Payments for tax withheld on share-based compensation	(748)	(1,590)
NET CASH USED IN FINANCING ACTIVITIES	(38,845)	(46,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,371)	44,947
Cash and cash equivalents of continuing operations at beginning of period	262,226	158,264
Cash and cash equivalents of discontinued operations at beginning of period	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,855	$203,319

NONCASH INVESTING ACTIVITIES
Equipment financed	$—	$3,478
Accruals for equipment received	$915	$1,453
Lease liabilities arising from obtaining right-of-use assets	$5,694	$30,581

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

The Asset-Based segment represented approximately 63% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2024. As of March 2024, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

Financial Statement Presentation

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. The sale of FleetNet® was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented. The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on the Company’s discontinued operations, see Note C.

For the three months ended March 31, 2023, certain reclassifications have been made between operating expenses lines of the Asset-Light segment to conform to the current-year presentation (see Note J). There was no impact on total Asset-Light operating expenses as a result of these reclassifications.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2023 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, was amended in November 2023 through the issuance of Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 will require enhanced disclosures of significant segment expenses on an annual and interim basis. ASU 2023-07, which is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, is not expected to have a significant impact on the Company’s disclosures.

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

In March 2024, the SEC adopted final rules under SEC Release Nos. 33-11275 and 33-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide certain climate-related information in their registration statements and annual reports. This information includes, among other things, material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition; disclosure of Scope 1 and 2 greenhouse gas emissions; the filing of an attestation report covering the required disclosure of such registrants’ Scope 1 and 2 emissions; and disclosure of the financial statement effects of severe weather events and other natural conditions in the notes to the consolidated financial statements. Disclosure requirements are effective using a phased-in compliance period beginning with the Company’s 2025 Annual Report on Form 10-K. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. The Company is currently assessing the impact of the final rules on the Company’s disclosures.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$140,655	$168,472
Money market funds(2)	32,200	93,754
Total cash and cash equivalents	$172,855	$262,226

Short-term investments
Certificates of deposit(1)	$68,065	$67,842

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2024 and December 31, 2023, cash deposits and short-term investments totaling $60.0 million and $76.3 million, respectively, were not FDIC insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2024		2023

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	162,171	159,385	178,938	177,149
New England Pension Fund withdrawal liability(3)	19,222	17,734	19,402	18,220
	$231,393	$227,119	$248,340	$245,369

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.6% and 5.3% at March 31, 2024 and December 31, 2023, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of March 31, 2024, the outstanding withdrawal liability totaled $19.2 million, of which $0.7 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$32,200	$32,200	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,821	4,821	—	—
Interest rate swap(3)	1,214	—	1,214	—
	$38,235	$37,021	$1,214	$—
Liabilities:
Contingent consideration(4)	$100,220	$—	$—	$100,220

	December 31, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$93,754	$93,754	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,627	4,627	—	—
Interest rate swap(3)	1,710	—	1,710	—
	$100,091	$98,381	$1,710	$—
Liabilities:
Contingent consideration(4)	$92,900	$—	$—	$92,900

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2024 and December 31, 2023 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	Included as a long-term liability, based on the March 31, 2024 remeasurement as achievement of the 2024 target is not expected. As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, executed on November 1, 2021, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for each of the years ended December 31, 2023, 2024, and 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. At 100% of the target, the cumulative additional consideration through 2025 would be $215.0 million, consisting of target earnout payments of $70.0 million and $145.0 million, including catch-up provisions, for the years ended December 31, 2024 and 2025, respectively. Possible undiscounted cash consideration could range from a total of $95.0 million at 80% of target to $455.0 million at 300% of target, as outlined in the Merger Agreement. The estimated fair value of contingent consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and adjusted EBITDA to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 13.4% and 13.3% as of March 31, 2024 and December 31, 2023, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. The increase in fair value of contingent earnout consideration as of March 31, 2024, compared to December 31, 2023, primarily relates to the shorter discount period remaining until the expected payout.

The following table provides the changes in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2023	$92,900
Change in fair value included in operating income	7,320
Balance at March 31, 2024	$100,220

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon the occurrence of certain events. In November 2021, the Company recorded an equity investment for $25.0 million in Phantom Auto, a startup provider of human-centered remote operation software, and became a lead investor in their Series B Preferred offering. The equity investment was accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allowed the investment to be recorded at cost, less any impairment and adjusted for observable price changes. During the second quarter of 2023, the fair value of the Company’s investment in Phantom Auto increased by $3.7 million based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round. During the first quarter of 2024, the Company was notified that Phantom Auto was ceasing operations due to liquidity concerns from failing to secure additional funding from investors or lenders. As a result, the Company assessed the likelihood of recovering its investment as remote and recorded a pre-tax, noncash impairment charge of $28.7 million, to write off the equity investment in Phantom Auto, which was recognized below the operating income line in “Other, net” within “Other income (costs).”

The following table provides the change in fair value of equity investments on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy:

Equity Investment
(in thousands)
Balance at December 31, 2023	$28,739
Change in fair value included in other income	(28,739)
Balance at March 31, 2024	$—

NOTE C – DISCONTINUED OPERATIONS

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary of the Company, for an initial aggregate cash purchase price of $101.1 million, which was subject to certain tax and other customary adjustments, and recorded a pre-tax gain on sale of $69.1 million, or $51.4 million, net of tax. The purchase price was adjusted during the second quarter of 2023, resulting in an aggregate adjusted cash purchase price of $100.9 million. After adjustments the total pre-tax gain recognized in 2023 and the first quarter of 2024 was $70.2 million and $0.8 million, respectively. FleetNet provided roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers. The sale of FleetNet allowed the Company to focus on growing its continuing operations, as FleetNet was no longer core to the Company’s growth initiatives. The financial results of FleetNet have been accounted for as discontinued operations for all periods presented.

The following table summarizes the financial results from discontinued operations:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Revenues	$—	$55,929

Operating expenses
Gain on sale of business(1)	(806)	(69,083)
Other	—	54,623
	(806)	(14,460)

Operating income	806	70,389

Other income, net(2)	—	17

Income from discontinued operations before income taxes	806	70,406

Income tax provision	206	17,970

Income from discontinued operations, net of tax	$600	$52,436
(1)	The 2024 period includes the reversal of an employee-related contingent liability that expired one-year after disposition, per the purchase agreement. The 2023 period includes transaction costs of $4.4 million consisting of consulting fees, professional fees, and employee-related expenses prior to resolution of certain post-close contingencies in second quarter 2023.
(2)	The 2023 period includes interest expense, which is immaterial.

Cash flows from discontinued operations of FleetNet were as follows:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Net cash provided by operating activities(1)	$—	$762
Net cash used in investing activities(2)	—	(398)
Net cash used in financing activities	—	(472)
Net decrease in cash and cash equivalents	$—	$(108)
(1)	The 2023 period includes depreciation and amortization expense of $0.4 million and share-based compensation expense of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	The 2023 period includes purchases of property, plant and equipment of $0.1 million. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both March 31, 2024 and December 31, 2023, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Intangible assets consisted of the following:

		March 31, 2024			December 31, 2023
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$53,463	$46,116	$99,579	$51,357	$48,222
Other	8	30,158	10,634	19,524	30,151	9,523	20,628
	11	129,737	64,097	65,640	129,730	60,880	68,850
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,037	$64,097	$97,940	$162,030	$60,880	$101,150

As of March 31, 2024, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2024	$9,598
2025	12,798
2026	8,691
2027	7,266
2028	7,266
Thereafter	20,021
Total amortization	$65,640

NOTE E – INCOME TAXES

The Company’s total effective tax benefit rate was 40.3% for the three months ended March 31, 2024, due primarily to the pre-tax loss from a noncash impairment charge to write off our equity investment in Phantom Auto included in the loss from continuing operations during the first quarter of 2024. The Company’s total effective tax rate of 24.1% for the three months ended March 31, 2023 includes discontinued operations further discussed in Note C. The effective tax benefit rate from continuing operations was 37.7% for the three months ended March 31, 2024. The effective tax rate from continuing operations was 20.0% for the three months ended March 31, 2023. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three months ended March 31 2024 and 2023, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, the federal alternative fuel tax credit, the federal research and development tax credit, changes in tax valuation allowances, and the tax benefit from the vesting of stock awards.

As of March 31, 2024, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2024, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million at both March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, the Company paid federal, state, and foreign income taxes of $19.1 million and received refunds of less than $0.1 million of state income taxes that were paid in prior years. For the three months ended March 31, 2023, the Company paid federal, state, and foreign income taxes of $27.7 million and received refunds of $1.6 million of federal and state income taxes that were paid in prior years.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million and $18.0 million for the three months ended March 31, 2024 and 2023, respectively, or an effective tax rate of 25.5% in each period.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Operating lease expense	$10,276	$9,166
Variable lease expense	1,681	1,540
Sublease income	(646)	(114)
Total operating lease expense(1)	$11,311	$10,592
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Noncash change in operating right-of-use assets	$8,618	$7,485
Cash payments to obtain right-of-use assets	(7,752)	—
Change in operating lease liabilities	(8,576)	(5,915)
Operating right-of-use-assets and lease liabilities, net	$(7,710)	$1,570

Cash paid for amounts included in the measurement of operating lease liabilities	$(10,226)	$(7,596)

Maturities of operating lease liabilities at March 31, 2024, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2024	$30,278	$30,085	$193
2025	37,922	37,899	23
2026	34,746	34,746	—
2027	28,069	28,069	—
2028	24,584	24,584	—
Thereafter	87,556	87,556	—
Total lease payments	243,155	242,939	216
Less imputed interest	(37,084)	(37,081)	(3)
Total	$206,071	$205,858	$213
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of March 31, 2024, totaling $28.8 million, which will be paid over approximately 10 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment were as follows:

	March 31	December 31
	2024	2023

	(in thousands)
Credit Facility (interest rate of 6.6%(1) at March 31, 2024)	$50,000	$50,000
Notes payable (weighted-average interest rate of 3.9% at March 31, 2024)	162,171	178,938
	212,171	228,938
Less current portion	63,179	66,948
Long-term debt, less current portion	$148,992	$161,990

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of both March 31, 2024 and December 31, 2023.

Scheduled maturities of long-term debt obligations as of March 31, 2024, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$71,602	$3,142	$68,460
Due after one year through two years	50,181	2,690	47,491
Due after two years through three years	38,552	2,502	36,050
Due after three years through four years	69,270	51,273	17,997
Due after four years through five years	3,433	—	3,433
Due after five years	—	—	—
Total payments	233,038	59,607	173,431
Less amounts representing interest	20,867	9,607	11,260
Long-term debt	$212,171	$50,000	$162,171
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable were included in property, plant and equipment as follows:

	March 31	December 31
	2024	2023

	(in thousands)
Revenue equipment	$300,161	$300,922
Service, office and other equipment	38,138	38,138
Total assets securing notes payable	338,299	339,060
Less accumulated depreciation(1)	145,630	135,305
Net assets securing notes payable	$192,669	$203,755

(1)	Depreciation of assets securing notes payable is included in depreciation expense.

Financing Arrangements

Credit Facility

As of March 31, 2024, the Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of March 31, 2024, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2024.

Interest Rate Swap

As noted in the table above, the Company has an interest rate swap agreement with a $50.0 million notional amount, which will end on October 1, 2024. The Company receives floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The fair value of the interest rate swap of $1.2 million and $1.7 million was recorded in other long-term assets at March 31, 2024 and December 31, 2023, respectively.

The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at March 31, 2024 and December 31, 2023, and the change in the unrealized gain or loss on the interest rate swap for the three months ended March 31, 2024 and 2023 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at March 31, 2024.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program, which matures on July 1, 2024, provides available cash proceeds of $50.0 million under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at March 31, 2024.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2024, standby letters of credit of $16.8 million have been issued under the program, which reduced the available borrowing capacity to $33.2 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2024, the Company had letters of credit outstanding of $17.4 million (including $16.8 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2024, surety bonds outstanding related to the self-insurance program totaled $67.7 million.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	March 31	December 31
	2024	2023

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$6,564	$6,816
Interest rate swap	1,214	1,710
Foreign currency translation	(3,285)	(2,709)

Total	$4,493	$5,817

After-tax amounts:
Unrecognized net periodic benefit credit	$4,874	$5,061
Interest rate swap	897	1,263
Foreign currency translation	(2,426)	(2,000)

Total	$3,345	$4,324

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2024 and 2023:

		Unrecognized	Interest	Foreign
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(792)	—	(366)	(426)
Amounts reclassified from accumulated other comprehensive income	(187)	(187)	—	—
Net current-period other comprehensive loss	(979)	(187)	(366)	(426)

Balances at March 31, 2024	$3,345	$4,874	$897	$(2,426)

Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive loss before reclassifications	(470)	—	(452)	(18)
Amounts reclassified from accumulated other comprehensive income	(247)	(247)	—	—
Net current-period other comprehensive loss	(717)	(247)	(452)	(18)

Balances at March 31, 2023	$6,386	$6,649	$2,152	$(2,415)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Three Months Ended March 31
	2024	2023

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$252	$333
Tax expense	(65)	(86)
Total, net of tax	$187	$247

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2024		2023
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,828	$0.12	$2,915

On April 26, 2024, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 10, 2024.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2023, the Company had $33.5 million available for repurchases of its common stock in total under the share repurchase program. In February 2024, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During the three months ended March 31, 2024, the Company repurchased 120,681 shares for an aggregate cost of $15.7 million, including 65,366 shares for an aggregate cost of $8.0 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. The Company had $115.3 million remaining under its share repurchase program as of March 31, 2024. Subsequent to March 31, 2024 through April 30, 2024, the Company settled repurchases of 36,547 shares for an aggregate cost of $5.2 million.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31
	2024	2023

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) from continuing operations	$(2,912)	$18,847
Net income from discontinued operations	600	52,436
Net income (loss)	$(2,312)	$71,283
Denominator:
Weighted-average shares	23,561,309	24,288,138

Basic earnings per common share
Continuing operations	$(0.12)	$0.78
Discontinued operations	0.03	2.16
Total basic earnings per common share(1)	$(0.10)	$2.93

Diluted
Numerator:
Net income (loss) from continuing operations	$(2,912)	$18,847
Net income from discontinued operations	600	52,436
Net income (loss)	$(2,312)	$71,283
Denominator:
Weighted-average shares	23,561,309	24,288,138
Effect of dilutive securities	—	769,588
Adjusted weighted-average shares and assumed conversions	23,561,309	25,057,726

Diluted earnings per common share
Continuing operations	$(0.12)	$0.75
Discontinued operations	0.03	2.09
Total diluted earnings per common share(1)	$(0.10)	$2.84

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary and reportable operating segment of the Company. Following the sale, FleetNet is reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years, including the three months ended March 31, 2024 and 2023.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
REVENUES
Asset-Based	$671,467	$697,817
Asset-Light	396,363	438,092
Other and eliminations	(31,411)	(29,815)
Total consolidated revenues	$1,036,419	$1,106,094

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$344,999	$335,605
Fuel, supplies, and expenses	81,044	94,288
Operating taxes and licenses	13,529	13,979
Insurance	14,482	13,273
Communications and utilities	4,799	5,304
Depreciation and amortization	27,007	24,911
Rents and purchased transportation	65,671	90,744
Shared services	64,914	64,613
(Gain) loss on sale of property and equipment	149	(51)
Innovative technology costs(1)	—	6,068
Other	1,417	1,612
Total Asset-Based	618,011	650,346

Asset-Light
Purchased transportation	344,122	370,163
Salaries, wages, and benefits(2)	30,304	34,894
Supplies and expenses(2)	2,809	3,629
Depreciation and amortization(3)	5,078	5,068
Shared services(2)	16,274	16,535
Contingent consideration(4)	7,320	15,040
Other(2)	5,714	6,854
Total Asset-Light	411,621	452,183

Other and eliminations	(15,648)	(17,594)
Total consolidated operating expenses	$1,013,984	$1,084,935
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(2)	For the 2023 period, certain expenses have been reclassed to conform to the current year presentation, including amounts previously reported in “Shared services” that were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item, and certain immaterial facility rent expenses which were reclassed between line items.
(3)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(4)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$53,456	$47,471
Asset-Light	(15,258)	(14,091)
Other and eliminations	(15,763)	(12,221)
Total consolidated operating income	$22,435	$21,159

OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$3,315	$2,933
Interest and other related financing costs	(2,228)	(2,327)
Other, net(1)	(28,199)	1,780
Total other income (costs)	(27,112)	2,386
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(4,677)	$23,545
(1)	The 2024 period includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during first quarter 2024.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Revenues from customers
Asset-Based	$640,576	$669,220
Asset-Light	394,825	436,033
Other	1,018	841
Total consolidated revenues	$1,036,419	$1,106,094

Intersegment revenues
Asset-Based	$30,891	$28,597
Asset-Light	1,538	2,059
Other and eliminations	(32,429)	(30,656)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$671,467	$697,817
Asset-Light	396,363	438,092
Other and eliminations	(31,411)	(29,815)
Total consolidated revenues	$1,036,419	$1,106,094

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$439,523	$436,982
Rents, purchased transportation, and other costs of services	375,319	429,605
Fuel, supplies, and expenses(1)	109,522	122,175
Depreciation and amortization(2)	36,833	35,010
Contingent consideration(3)	7,320	15,040
Other(1)	45,467	46,123
	$1,013,984	$1,084,935
(1)	For the 2023 period, certain facility rent expenses have been reclassed between line items to conform to the current year presentation. Adjustments made are not material.
(2)	Includes amortization of intangible assets.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

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

Other Events

During second quarter 2023, the Company received a Notice of Assessment from a state regarding an ongoing sales and use tax audit for the period December 1, 2018 to March 31, 2021. This notice is in addition to the February 2021 Notice of Assessment from that state pertaining to uncollected sales and use tax, including interest and penalties, for the period of September 1, 2016 to November 30, 2018. The Company does not agree with the basis of these assessments and filed an appeal for the 2023 assessment in October 2023 on the same legal basis as the appeal filed in May 2021 for the earlier assessment. The Company has previously accrued an amount related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

During fourth quarter 2023, the Company tentatively settled a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act for approximately $9.5 million. The settlement is pending court approval. The estimated settlement expense for this matter was recognized during the fourth quarter of 2023 and the reserve is maintained within accrued expenses in the consolidated balance sheet as of March 31, 2024.

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

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary of the Company, for an aggregate adjusted cash purchase price of $100.9 million, including post-closing adjustments. Following the sale, FleetNet® was reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year. For more information on our discontinued operations, see Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. Our 2023 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income from continuing operations:

	Three Months Ended
	March 31
	2024	2023

	(in thousands, except per share data)
REVENUES
Asset-Based	$671,467	$697,817
Asset-Light	396,363	438,092
Other and eliminations	(31,411)	(29,815)
Total consolidated revenues	$1,036,419	$1,106,094

OPERATING INCOME (LOSS)
Asset-Based	$53,456	$47,471
Asset-Light	(15,258)	(14,091)
Other and eliminations	(15,763)	(12,221)
Total consolidated operating income	$22,435	$21,159

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(2,912)	$18,847

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX(1)	600	52,436

NET INCOME (LOSS)	$(2,312)	$71,283

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$(0.12)	$0.75
Discontinued operations(1)	0.03	2.09
Total diluted earnings per common share	$(0.10)	$2.84
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The 2024 period represents adjustments related to the prior year gain on sale of FleetNet. The 2023 period includes the net gain on sale of FleetNet of $51.4 million (after-tax) or $2.05 diluted earnings per share. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our consolidated revenues, which totaled $1,036.4 million for the three months ended March 31, 2024, decreased 6.3% compared to the same prior-year period. The revenue decline is primarily attributable to lower market rates for our Asset-Light shipping and logistics services in a softer market environment, and a decrease in our Asset-Based daily tonnage levels. The lower tonnage levels are due to fewer daily shipments and lower weight per shipment experienced within the network, compared to the prior-year period, despite an increase in demand for our core, published LTL business during the first quarter of 2024 following market disruption, as further discussed below. The year-over-year decrease in consolidated revenues for the three months ended March 31, 2024 reflects a decrease in our Asset-Based revenues of 3.8%, and a decrease in Asset-Light revenues of 9.5%. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three months ended March 31, 2024, compared to the same period of 2023, includes the impact of increased intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a 16.8% decrease in tonnage per day, partially offset by a 15.6% increase in billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2024, compared to the same period of 2023. The increase in total billed revenue per hundredweight reflects favorable pricing, partially offset by a decrease in fuel surcharge associated with lower fuel prices, and lower weight per shipment driven by a weaker manufacturing sector and changes in our business mix. Lower weight per shipment was also affected by low truckload rates as larger LTL shipments are moving into the full truckload space due to excess capacity and lower market rates. As compared to the first quarter of 2023, we targeted less dynamically priced, transactional LTL shipments due to improved demand for core, published LTL-rated shipments. Following the shutdown of one of our larger LTL competitors in late July 2023 (as further discussed in the Asset-Based Overview within the Asset-Based Operations section), our Asset-Based segment experienced an increase in demand for its core, published LTL business and was able to secure these shipments at profitable rates. This increase in published LTL-rated shipments and resulting decrease in transactional business positively impacted the Asset-Based operating results for the first quarter of 2024.

The decrease in revenues of our Asset-Light segment for the three months ended March 31, 2024, compared to the same prior-year period, was impacted by a 19.7% decline in revenue per shipment associated with softer market conditions and changes in business mix, partially offset by a 13.6% increase in shipments per day. Our Asset-Light segment generated approximately 37% and 39% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2024 and 2023, respectively.

Consolidated operating income totaled $22.4 million for the three months ended March 31, 2024, compared to $21.2 million for the same period of 2023. The year-over-year improvement in operating income reflects a decrease in operating expenses due to lower purchased transportation costs in both of our operating segments and lower employee costs in the Asset-Light segment from continued alignment of costs to business levels, offset partially by higher employee costs in the Asset-Based segment due to union wage and benefit rate increases. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three months ended March 31, 2024 and our consolidated and Asset-Based segment results for the same period of 2023. In March 2023, we publicly launched our customer offering of Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. In February 2024, we announced the next step in our Vaux suite – Vaux Smart Autonomy™, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize our performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. For the three months ended March 31, 2023, innovative technology costs also included our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. Our combined innovative technology costs impacted consolidated operating results by a total of $9.7 million (pre-tax), or $7.4 million (after-tax) and $0.31 per diluted share, for first quarter 2024, compared to $12.5 million (pre-tax), or $9.5 million (after-tax) and $0.38 per diluted share, for first quarter 2023.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. Consolidated operating results decreased by $7.3 million (pre-tax), or $5.5 million (after-tax) and $0.23 per diluted share, due to quarterly remeasurement which resulted in a higher liability of the contingent earnout consideration for the three months ended March 31, 2024. For the three months ended March 31, 2023, the quarterly remeasurement decreased consolidated operating results by $15.0 million (pre-tax), or $11.3 million (after-tax) and $0.45 per diluted share. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2024, consolidated net loss and earnings per share were impacted by a one-time, noncash impairment charge of $21.6 million (after-tax), or $0.90 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024. This charge was recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $1.2 million, or $0.05 per diluted share, for the three months ended March 31, 2024, compared to $1.5 million, or $0.06 per diluted share, for the same prior-year period. The vesting of restricted stock units resulted in a tax benefit of $0.5 million, or $0.02 per diluted share, for the three months ended March 31, 2024, compared to $1.1 million, or $0.04 per diluted share, for the same prior-year period.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment and changes in the fair value of contingent earnout consideration and our equity investment, which are significant expenses resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, operating cash flow, net income (loss), or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended
	March 31
	2024	2023

	(in thousands)
Net Income (Loss) from Continuing Operations	$(2,912)	$18,847
Interest and other related financing costs	2,228	2,327
Income tax provision (benefit)	(1,765)	4,698
Depreciation and amortization(1)	36,833	35,010
Amortization of share-based compensation	2,889	2,182
Change in fair value of contingent consideration(2)	7,320	15,040
Change in fair value of equity investment(3)	28,739	—
Consolidated Adjusted EBITDA from Continuing Operations	$73,332	$78,104
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents a noncash impairment charge to write off our equity investment in Phantom Auto, as previously discussed.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment provides freight transportation services through one of North

America’s largest less-than-truckload (“LTL”) carriers. Our customers trust the LTL solutions ABF Freight has provided for over a century and rely on our unwavering commitment to quality, safety, and customer service to solve their transportation challenges through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations and leveraging technology to drive efficiency and productivity. We are also committed to deepening our customer relationships as we help customers navigate current and future challenges.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three months ended March 31, 2024 and 2023.

The key indicators necessary to understand the operating results of our Asset-Based segment, which are more fully described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2023 Annual Report on Form 10-K, are outlined below. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics, which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

●	Overall customer demand for Asset-Based transportation services, including the impact of economic factors.

●	Volume of transportation services provided and processed through our network which influences operating leverage as the level of tonnage and number of shipments vary, primarily measured by:

Tonnage per day (average daily shipment weight) – total weight of shipments processed during the period in U.S. tons divided by the number of workdays in the period.

Shipments per day – total number of shipments moving through the Asset-Based freight network during the period divided by the number of workdays in the period.

Pounds per shipment (weight per shipment) – total weight of shipments processed during the period in U.S. pounds divided by the number of shipments during the period.

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

Billed revenue per shipment, including fuel surcharges – Asset-Based freight revenue, including fuel surcharges, divided by the number of shipments that are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy. Billed revenue used for calculating revenue per shipment measurements is not adjusted for the portion of revenue deferred for financial statement purposes.

●	Ability to manage cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure primarily measured by:

Operating ratio – operating expenses as a percentage of revenue.

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

As of March 2024, approximately 82% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2024	2023
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.4%	48.1%
Fuel, supplies, and expenses	12.1	13.5
Operating taxes and licenses	2.0	2.0
Insurance	2.1	1.9
Communications and utilities	0.7	0.8
Depreciation and amortization	4.0	3.6
Rents and purchased transportation	9.8	13.0
Shared services	9.7	9.2
(Gain) loss on sale of property and equipment	—	—
Innovative technology costs(1)	—	0.9
Other	0.2	0.2
	92.0%	93.2%

Asset-Based Operating Income	8.0%	6.8%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Three Months Ended
	March 31
	2024	2023	% Change
Workdays(1)	63.5	64.0
Billed revenue per hundredweight, including fuel surcharges	$48.56	$41.99	15.6%
Billed revenue per shipment, including fuel surcharges	542.84	529.43	2.5%
Tonnage per day	10,937	13,149	(16.8)%
Shipments per day	19,566	20,856	(6.2)%
Shipments per DSY hour	0.442	0.431	2.6%
Pounds per shipment	1,118	1,261	(11.3)%
Pounds per mile	18.53	19.42	(4.6)%
Average length of haul (miles)	1,110	1,096	1.3%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2024, totaled $671.5 million, compared to $697.8 million for the same period of 2023. The decrease in revenues, compared to the prior-year period, primarily reflects a decrease in tonnage per day related to a softer market environment, partially offset by changes in the Asset-Based business mix in response to market conditions. Billed revenue (as described in the Asset-Based Segment Overview) decreased 3.8% on a per-day basis for the three months ended March 31, 2024, compared to the same period of 2023, primarily reflecting a 16.8% decrease in tonnage per day, partially offset by a 15.6% increase in billed revenue per hundredweight, including fuel surcharges for first quarter 2024. The decrease in revenues, compared to the prior-year period, also reflects the decrease in fuel surcharge revenue associated with lower fuel prices. The number of workdays was fewer by half of a day in the first quarter of 2024, versus the first quarter of 2023.

The 16.8% decrease in tonnage per day for the three months ended March 31, 2024, compared to the same prior-year period, reflects lower daily shipment levels and a decrease in average weight per shipment on both LTL-rated and truckload-rated shipments, primarily related to changes in Asset-Based business mix and smaller shipment sizes for our core customers. We have strategically decreased our transactional LTL-rated shipments allowing us to focus on our core published LTL-rated business as demand improved during the current-year period primarily due to the market disruption related to the shutdown of a large LTL carrier at the end of July 2023.

The 15.6% increase in total billed revenue per hundredweight, including fuel surcharges, for first quarter 2024, compared to first quarter 2023, was driven by improved pricing on fewer dynamic LTL-rated and truckload-rated shipments and the positive impact of changes in mix, as core, published LTL-rated tonnage represented a higher proportion of Asset-Based business in first quarter 2024. The increase in total billed revenue per hundredweight was also impacted by lower weight per shipment due to the changes in business mix. The percentage change in billed revenue per hundredweight, including fuel surcharges, on LTL-rated freight was a low-double digit increase for the three months ended March 31, 2024, compared to the same period of 2023. Lower fuel surcharge revenue associated with decreased fuel prices, compared to the prior-year period, negatively impacted the billed revenue per hundredweight measure during the three months ended March 31, 2024. The pricing environment for LTL shipments continues to be rational. Pricing on core, published LTL-rated business, excluding fuel surcharges, increased by a percentage in the low-single digits for the three months ended March 31, 2024, compared to the same period of 2023. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2024, increased approximately 5.3%, compared to the same period of 2023. The Asset-Based segment implemented general rate increases on its LTL base rate tariffs of 5.9% effective on both October 2, 2023 and November 7, 2022, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 5 percentage points in the three-month period ended March 31, 2024, compared to the same period of 2023. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $53.5 million for the three months ended March 31, 2024, compared to $47.5 million for the same period of 2023. The Asset-Based segment’s operating ratio improved by 1.2 percentage points for the three months ended March 31, 2024, compared to the same prior-year period, primarily reflecting decreased operating expenses and cost control efforts to reduce utilization of outside resources, as further discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.4% of Asset-Based segment revenues for the three-month period ended March 31, 2024, compared to 48.1% for the same period of 2023. The increase in salaries, wages, and benefits as a percentage of revenue for the three months ended March 31, 2024, compared to the same prior-year period, was more than offset by lower utilization of purchased transportation as discussed later in this section. The increase in salaries, wages, and benefits as a percentage of revenue was also influenced by the effect of lower revenues. Salaries, wages, and benefits increased $9.4 million for the three months ended March 31, 2024, compared to the same period of 2023, primarily due to a 13% increase in union wages related to the wage and mileage rate increases effective July 1, 2023 under the 2023 ABF NMFA, as previously discussed in the Assed-Based Revenues section, partially offset by a decrease in headcount to align with lower shipment levels. The increases in labor costs also reflect year-over-year increases in contractual benefit contribution rates under the labor agreements with the IBT. The average health, welfare, and pension benefit contribution rate increased approximately 3.6% and 2.5%, effective primarily on August 1, 2023 and 2022, respectively.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and personnel efficiency. Shipments per DSY hour increased 2.6% for the three months ended March 31, 2024, compared to the same period of 2023, primarily due to a decrease in dynamic LTL-price-quoted shipments, which typically require a higher number of stops, during the first quarter of 2024. For the three months ended March 31, 2024, the year-over-year decrease in pounds per mile of 4.6% reflects lower weight per shipment, partially offset by an improvement in linehaul productivity and an increase in the average length of haul.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.4 percentage points during the three months ended March 31, 2024, compared to the same period of 2023. Fuel expense decreased during the 2024 period, as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased 10.7% for the three months ended March 31, 2024, compared to the same period of 2023. Lower city tractor age contributed to the decrease in costs to repair and maintain revenue equipment units during first quarter 2024, compared to first quarter 2023.

Rents and purchased transportation as a percentage of revenue decreased 3.2 percentage points for the three months ended March 31, 2024, compared to the same period of 2023, primarily due to focused reduction in the utilization of local delivery agents and linehaul purchased transportation. Rail miles decreased approximately 16% for the three months ended March 31, 2024, compared to the same period of 2023.

Shared services as a percentage of revenue increased 0.5 percentage point for the three months ended March 31, 2024, compared to the same period of 2023, primarily reflecting the impact of lower revenues during the three-month period ended March 31, 2024.

The hardware portion of the freight handling pilot test program (the “pilot”) at certain ABF Freight distribution centers was paused during third quarter 2023. The Asset-Based segment did not incur innovative technology costs related to the pilot in first quarter 2024, while these costs totaled $6.1 million in first quarter 2023, resulting in a decrease of 0.9 percentage point as a percentage of revenue for the three months ended March 31, 2024, compared to the same period of 2023.

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

Our acquisition of MoLo, which was completed on November 1, 2021, accelerated the growth of our company by increasing the scale of truckload brokerage services offered within our Asset-Light segment and expanding our access to truckload capacity partners. We continue to develop our managed transportation solutions as part of our strategic efforts to cross-sell our service offerings and meet the demand for services that increase operational efficiencies, reduce costs, and provide better supply chain visibility. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating loss for the three months ended March 31, 2024 and 2023.

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

Operating ratio – operating expenses as a percentage of revenue.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for the Asset-Light segment:

	Three Months Ended
	March 31
	2024	2023
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	86.8%	84.5%
Salaries, wages, and benefits(1)	7.6	8.0
Supplies and expenses(1)	0.7	0.8
Depreciation and amortization(2)	1.3	1.2
Shared services(1)	4.1	3.8
Contingent consideration(3)	1.8	3.4
Other(1)	1.5	1.5
	103.8%	103.2%

Asset-Light Segment Operating Loss	(3.8)%	(3.2)%
(1)	For 2023, certain expenses have been reclassed to conform to the current year presentation. Amounts previously reported in “Shared services” were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item and certain immaterial facility rent expenses were reclassed from “Supplies and expenses” to “Other.”
(2)	Includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.

A comparison of key operating statistics for the Asset-Light segment, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

Year Over Year % Change
Three Months Ended
March 31, 2024(1)

Revenue per shipment	(19.7%)

Shipments per day	13.6%
(1)	Statistical data for the periods presented include transactions related to managed transportation solutions which were previously excluded from the presentation of operating statistics for the Asset-Light segment for the three months ended March 31, 2023.

Asset-Light Revenues

Asset-Light segment revenues decreased 9.5% to $396.4 million for the three months ended March 31, 2024, compared to $438.1 million for the same respective period of 2023. Current year results have been impacted by lower average revenue per shipment associated with a softer market environment and changes in business mix. Excess capacity in the truckload market continues to impact spot market rates resulting in lower revenue per shipment and compressed margins. Although average daily shipment levels increased due to growth in managed transportation service offerings despite weak market demand, lower revenue per shipment drove the reduction in revenue compared to the prior-year period.

Asset-Light Operating Loss

The Asset-Light segment generated an operating loss of $15.3 million and $14.1 million for the three months ended March 31, 2024, and 2023, respectively. Operating results were impacted by changes in fair value of contingent earnout consideration related to the Molo acquisition, which increased expenses by $7.3 million for the three months ended

March 31, 2024 and $15.0 million for the same period of 2023. The year-over-year decline in operating results reflects the lower revenues along with changes in operating expenses discussed in the following paragraphs.

Asset-Light Operating Expenses

Operating expenses decreased $40.6 million for the three months ended March 31, 2024, compared to the same prior-year period, but increased as a percentage of revenue by 0.6 percentage point, due to lower revenues in the first quarter of 2024.

Purchased transportation buy rates have declined in the softer market environment. Although the purchased transportation cost was $26.0 million lower, as a percentage of revenue, it increased by 2.3 percentage points for the three months ended March 31, 2024, compared to the same period of 2023. This increase as a percentage of revenue was due, in part, to weather events in January 2024. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Salaries, wages and benefits, decreased $4.6 million and as a percentage of revenue decreased by 0.4 percentage point, for the three months ended March 31, 2024, compared to the same prior-year period, as the segment continued its efforts to align resources with business levels.

Contingent earnout consideration, as previously described, decreased as a percentage of revenue by 1.6 percentage points for the three months ended March 31, 2024, compared to the same prior-year period. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent earnout consideration, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), operating cash flow, net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2024	2023

Operating Income (Loss)(1)	$(15,258)	$(14,091)
Depreciation and amortization(2)	5,078	5,068
Change in fair value of contingent consideration(3)	7,320	15,040
Asset-Light Adjusted EBITDA	$(2,860)	$6,017
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income (loss) are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income (loss) in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million for each of the three-month periods ended March 31, 2024 and 2023, and is expected to total $12.8 million for full-year 2024, consistent with 2023.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Economic conditions continue to be challenged by higher interest rates; supply chain volatility, including the impact of geopolitical conflicts; and a tight labor market. Although inflation has declined and the manufacturing sector as measured by the Purchasing Managers’ Index (“PMI”) showed expansion in March 2024 for the first time since October 2022, recession risk still exists, as the housing market continues to face affordability constraints of high home prices and elevated interest rates through the first quarter of 2024. Economic growth is gradually decelerating without causing a recessionary downturn as measured by U.S. real gross domestic product (“real GDP”), primarily driven by a declining growth rate of consumer spending, driven in part by increasing levels of consumer debt.

Recent economic measures continue to indicate slowing economic activity despite economic growth exceeding expectations in the second half of 2023, which, combined with rising consumer prices, has created additional uncertainties in the global and U.S. economies and supply chains. According to the advance estimate released by the Bureau of Economic

Analysis on April 25, 2024, real GDP increased at an annual rate of 1.6% for first quarter 2024. PMI, which is a leading indicator for demand in the freight transportation and logistics industry, crossed into economic growth territory in March 2024 following sixteen consecutive months of economic contraction in the manufacturing sector. PMI was slightly lower for April 2024 at 49.2%, compared to 47.1% in April 2023. The Industrial Production Index issued by the Federal Reserve decreased at an annual rate of 1.8% for first quarter 2024. Our business has been impacted by the economic conditions indicated by these statistics related to the softer economic environment, which resulted in decelerating customer demand trends for transportation and logistics services in this extended freight recession. The spike in shipment volume caused by the shutdown of a large LTL competitor at the end of July 2023 has moderated, although we retained our general rate increases and secured increases on deferred pricing agreements and annually negotiated contracts during the first quarter of 2024. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods and that the impact of recent market disruptions will continue to positively impact demand for our Asset-Based and Asset-Light services.

Geopolitical conflicts, including the escalating tensions in the Israel-Hamas war and the related Red Sea crisis, have and could in future periods result in a shift in trade routes, including requiring a reduction in the use of the Suez Canal to ship goods to the U.S. East Coast. A lack of rainfall in Panama has also forced a reduction in the number of vessels traveling through the Panama Canal. Additionally, the full extent of the impact from the Port of Baltimore bridge collapse is yet to be determined. As freight flow is reshaped by these disruptions, supply of goods, including those of our customers, may be delayed and could result in an increase in shipping costs.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The softer freight environment, which we continued to experience during the first quarter of 2024, resulted in a year-over-year decline in market pricing for many of our services, as compared to the first quarter of 2023. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above normal levels. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (“CPI”) increased 3.5%, before seasonal adjustment, year-over-year in March 2024 and 0.4% from February 2024. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, the last several months of increases in CPI indicate an ongoing challenge in achieving the Federal Reserve’s target inflation of 2%. Inflation is impacted by energy prices, including petroleum products; shelter prices; and food prices, which have moderated in recent months while remaining elevated. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment continues to be rational, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle and should improve as 2024 progresses.

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

Concern over climate change has led to legislative and regulatory efforts to limit carbon and other greenhouse gas (“GHG”) emissions, and we may incur significant costs to comply with increased regulation related to climate change in the future. Customers are increasingly focused on concerns related to climate change and demand for our services may be adversely impacted if we are less effective than our competitors in reducing or offsetting our GHG emissions. In consideration of the environmental impact of emissions from our operations, we are seeking more sustainable options for our equipment. We are piloting a small number of electric forklifts, electric yard tractors, and electric straight trucks at several ABF Freight service centers across our network. Electric tractors are significantly more expensive than new diesel tractors. To comply with more stringent sustainability standards for tractors, we expect the cost of our equipment, as well as our fuel and maintenance costs, will continue to increase in future periods. We are also investing in upgrades to our facilities, including energy efficient lighting, plumbing updates that lower our water usage, and other sustainability-related remodels and updates. To address our environmental impact in our city pickup and delivery operations, during 2023, with the help of a third-party leading provider of data analytics solutions using artificial intelligence (“AI”), we implemented City Route Optimization technology at our service centers that identifies opportunities to optimize routes and reduce emissions.

Physical effects from climate change, including more severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disrupt our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2023 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental and social issues that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

As disclosed in Note K to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we tentatively settled a claim relating to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The estimated settlement expense of $9.5 million, recognized in fourth quarter 2023, is reserved within accrued expenses in the consolidated balance sheet at March 31, 2024.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	March 31	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents	$172,855	$262,226
Short-term investments	68,065	67,842
Total	$240,920	$330,068

Cash, cash equivalents and short-term investments decreased $89.1 million from December 31, 2023 to March 31, 2024.

Our consolidated statements of cash flows presented for the three months ended March 31, 2023, include cash flows from continuing operations and the discontinued operations of FleetNet, which sold February 28, 2023. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the three-month periods ended March 31, 2023.

Cash Flows from Continuing Operations

Cash provided by operating activities during the three months ended March 31, 2024 was $6.5 million, compared to $19.9 million in the same prior-year period. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $46.6 million and $31.5 million during the three months ended March 31, 2024 and 2023, respectively. Excluding settlement by the insurer, in the first quarter of 2024, of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2023, the year-over-year increase in accounts receivable was offset by year-over-year decreases in accounts payable and accrued expenses. The remainder of the change in operating assets and liabilities related primarily to a lease buyout during the first quarter of 2024 of a property made available following the bankruptcy of a competitor in 2023.

During the three-month period ended March 31, 2024, we spent $53.8 million on capital expenditures, net of proceeds from asset sales, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2024. Cash provided by investing activities during the three-month period ended March 31, 2023 was impacted by $101.1 million of proceeds from the sale of FleetNet, as further discussed in the General section of MD&A.

Cash used to fund promissory note payments during the three months ended March 31, 2024, was $16.8 million. During the three months ended March 31, 2024, we repurchased 120,681 shares of our common stock under our share repurchase program for an aggregate cost of $15.7 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $2.8 million during the three months ended March 31, 2024. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

We did not have any cash activities from discontinued operations during the three months ended March 31, 2024. Net cash provided by operating activities of discontinued operations was $0.8 million during the three months ended March 31, 2023, reflecting the routine operations of FleetNet. Net cash used in investing and financing activities of discontinued operations was $0.4 million and $0.5 million, respectively, for the three months ended March 31, 2023. Net cash activity for FleetNet did not materially impact our operations in recent years, nor will the absence of cash flows from the discontinued operations of FleetNet affect current or future liquidity or capital resources.

Financing Arrangements

We did not finance the purchase of revenue equipment during the three months ended March 31, 2024. Future payments due under our notes payable totaled $173.4 million, including interest, as of March 31, 2024, for a decrease of $18.5 million from December 31, 2023.

We have an accounts receivable securitization program, which matures on July 1, 2024. As of March 31, 2024, standby letters of credit of $16.8 million have been issued under the program which reduced our available borrowing capacity to $33.2 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2024. These purchase obligations totaled $247.2 million as of March 31, 2024, with $238.6 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of March 31, 2024, the amount of our purchase obligations has increased $65.9 million from December 31, 2023, primarily related to commitment timing.

As of March 31, 2024, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $272.0 million, including imputed interest, for a decrease of $3.8 million from December 31, 2023. The scheduled maturities of our operating lease liabilities as of March 31, 2024, are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2023 Annual Report on Form 10-K during the three months ended March 31, 2024. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

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

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, consisting of target earnout payments of $70.0 million and $145.0 million, including catch-up provisions, for the years ended December 31, 2024, and 2025, respectively. As of March 31, 2024, the fair value of contingent earnout consideration is estimated to be $100.2 million (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On April 26, 2024, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of May 10, 2024. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our revolving credit facility; and other factors.

In February 2024, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. During the three months ended March 31, 2024, we purchased 120,681 shares of our common stock for an aggregate cost of $15.7 million, including shares purchased under Rule 10b5-1 plans. As of March 31, 2024, $115.3 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We have an interest rate swap agreement, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2024, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Other Accounts Receivable

Other accounts receivable decreased $40.7 million from December 31, 2023 to March 31, 2024, reflecting the settlement by the insurer for third-party casualty claims accrued as of December 31, 2023, for which the related liability was recognized in accrued expenses.

Property, Plant and Equipment

The increase in property, plant and equipment, of $23.0 million from December 31, 2023 to March 31, 2024, was primarily due to the purchase of three service center properties and a lease buy-out of a service center used in our Asset-Based operations.

Other Long-Term Assets

The decrease in other long-term assets, of $28.3 million from December 31, 2023 to March 31, 2024, was primarily due to the impairment charge to write off our equity investment in Phantom Auto, which ceased operations during first quarter 2024.

Income Taxes Payable

Income taxes payable decreased $10.4 million from December 31, 2023 to March 31, 2024, reflecting net tax payments in excess of tax accruals.

Accrued Expenses

Accrued expenses decreased $64.5 million from December 31, 2023 to March 31, 2024, primarily due to the settlement by the insurer of third-party casualty claims accrued as of December 31, 2023, for which the related receivable was recognized in other accounts receivable, and payments made during first quarter 2024 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2023.

Long-term Debt

The $16.8 million decrease in long-term debt, including current portion, from December 31, 2023 to March 31, 2024 is primarily due to payments on notes payable.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. The liability for contingent earnout consideration increased $7.3 million from December 31, 2023, due to the net increase in fair value following remeasurement at March 31, 2024.

Deferred Income Taxes

Deferred income tax liabilities decreased $11.0 million from December 31, 2023 to March 31, 2024, primarily due to the deferred tax benefit from the capital loss on our equity investment in Phantom Auto, the increase in contingent consideration, and tax differences related to depreciation during the first three months of 2024.

Income Taxes

For continuing operations, our effective tax benefit rate was 37.7% for the three months ended March 31, 2024, and our effective tax rate was 20.0% for the three months ended March 31, 2023. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and significant changes in nondeductible expenses, the cash surrender value of life insurance, the federal alternative fuel tax credit, and the settlement of share-based payment awards primarily vesting in the second quarter, may cause the full-year 2024 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2024		2023

	(in thousands, except percentages)
Income tax provision (benefit) at the statutory federal rate	$(982)	(21.0)%	$4,945	21.0%
Federal income tax effects of:
Nondeductible expenses and other	108	2.3%	380	1.6%
Alternative fuel credit	(287)	(6.1)%	(338)	(1.4)%
Increase in valuation allowances	53	1.1%	25	0.1%
Tax benefit from vested RSUs	(487)	(10.4)%	(1,051)	(4.5)%
Federal research and development tax credits	(19)	(0.4)%	(19)	(0.1)%
Life insurance proceeds and changes in cash surrender value	(257)	(5.5)%	(314)	(1.3)%
Federal income tax provision (benefit)	$(1,871)	(40.0)%	$3,628	15.4%
State income tax provision	106	2.3%	1,070	4.6%
Total provision (benefit) for income taxes for continuing operations	$(1,765)	(37.7)%	$4,698	20.0%

At March 31, 2024, we had $34.8 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2024 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million at both March 31, 2024 and December 31, 2023. As of March 31, 2024, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, accelerated depreciation for tax purposes, and a significant number of liabilities such as vacation pay, workers’ compensation and third-party casualty claims, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2024, there is income determined under income tax law, but a loss for financial reporting. For the three months ended March 31, 2023, income determined under income tax law exceeded financial reporting income.

During the three months ended March 31, 2024, we made federal, state, and foreign tax payments of $19.1 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Our total effective tax benefit rate was 40.3% for the three months ended March 31, 2024, and our effective tax rate was 24.1% for the three months ended March 31, 2023, including discontinued operations, which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million and $18.0 million for the three months ended March 31, 2024 and 2023, respectively, or an effective tax rate of 25.5% in each period.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the three months ended March 31, 2024. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: the effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, acts of war or terrorism, or military conflicts; data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems or licenses; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes, including our customer pilot offering of Vaux; the loss or reduction of business from large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of any recent or future acquisitions and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; unsolicited takeover proposals, proxy contests, and other proposals/actions by activist investors; maintaining our corporate reputation and intellectual property rights; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; governmental regulations; environmental laws and regulations, including emissions-control regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; increasing costs due to inflation and higher interest rates; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

There have been no other significant changes in the Company’s market risks as reported in the Company’s 2023 Annual Report on Form 10-K since December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2023 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program (the “share repurchase program”) to repurchase its common stock in the open market or in privately negotiated transactions. The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In February 2024, the Board reauthorized the program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During the three months ended March 31, 2024, the Company repurchased 120,681 shares for aggregate cost of $15.7 million, including 65,366 shares for an aggregate cost of $8.0 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. As of March 31, 2024 and December 31, 2023, the Company had $115.3 million and $33.5 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
1/1/2024-1/31/2024	44,239	$118.66	44,239	$28,219
2/1/2024-2/29/2024	33,994	136.32	33,994	$121,116
3/1/2024-3/31/2024	42,448	135.90	42,448	$115,347
Total	120,681	$129.70	120,681
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1*	Third Amended and Restated Certificate of Incorporation of the Company.

3.2

Eighth Amended and Restated Bylaws of the Company dated as of February 29, 2024 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2024, File No. 000-19969, and incorporated herein by reference).

10.1#*	The ArcBest Section 16 Officer Annual Incentive Compensation Plan and form of award.

10.2#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.3#*	Form of Restricted Stock Unit Award Agreement (Employees) (2024 awards).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 3, 2024	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	/s/ J. Matthew Beasley
J. Matthew Beasley
Vice President — Chief Financial Officer
(Principal Financial Officer)