Form 10-Q
period 2024-06-30
ARCBEST CORP /DE/
filed 2024-08-02
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Stock, $0.01 par value	23,645,642 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2024	2023
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,590	$262,226
Short-term investments	44,865	67,842
Accounts receivable, less allowances (2024 – $8,788; 2023 – $10,346)	429,511	430,122
Other accounts receivable, less allowances (2024 – $654; 2023 – $731)	11,846	52,124
Prepaid expenses	31,835	37,034
Prepaid and refundable income taxes	22,555	24,319
Other	11,011	11,116
TOTAL CURRENT ASSETS	767,213	884,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	507,194	460,068
Revenue equipment	1,143,985	1,126,055
Service, office, and other equipment	326,633	319,466
Software	177,933	173,354
Leasehold improvements	27,675	24,429
	2,183,420	2,103,372
Less allowances for depreciation and amortization	1,212,381	1,188,548
PROPERTY, PLANT AND EQUIPMENT, net	971,039	914,824
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	94,740	101,150
OPERATING RIGHT-OF-USE ASSETS	186,779	169,999
DEFERRED INCOME TAXES	9,974	8,140
OTHER LONG-TERM ASSETS	74,031	101,445
TOTAL ASSETS	$2,408,529	$2,485,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$222,303	$214,004
Income taxes payable	—	10,410
Accrued expenses	332,258	378,029
Current portion of long-term debt	58,615	66,948
Current portion of operating lease liabilities	32,674	32,172
TOTAL CURRENT LIABILITIES	645,850	701,563
LONG-TERM DEBT, less current portion	144,972	161,990
OPERATING LEASE LIABILITIES, less current portion	185,637	176,621
POSTRETIREMENT LIABILITIES, less current portion	13,264	13,319
CONTINGENT CONSIDERATION	104,070	92,900
OTHER LONG-TERM LIABILITIES	37,606	40,553
DEFERRED INCOME TAXES	45,592	55,785
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2024: 30,399,853 shares; 2023: 30,024,125 shares	304	300
Additional paid-in capital	324,645	340,961
Retained earnings	1,311,549	1,272,584
Treasury stock, at cost, 2024: 6,711,805 shares; 2023: 6,460,137 shares	(407,433)	(375,806)
Accumulated other comprehensive income	2,473	4,324
TOTAL STOCKHOLDERS’ EQUITY	1,231,538	1,242,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,408,529	$2,485,094

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,077,831	$1,103,464	$2,114,250	$2,209,558

OPERATING EXPENSES	1,028,986	1,061,348	2,042,970	2,146,283

OPERATING INCOME	48,845	42,116	71,280	63,275

OTHER INCOME (COSTS)
Interest and dividend income	3,241	3,725	6,556	6,658
Interest and other related financing costs	(2,078)	(2,205)	(4,306)	(4,532)
Other, net	(781)	5,038	(28,980)	6,818
	382	6,558	(26,730)	8,944

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,227	48,674	44,550	72,219

INCOME TAX PROVISION	2,303	9,074	538	13,772

NET INCOME FROM CONTINUING OPERATIONS	46,924	39,600	44,012	58,447

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	843	600	53,279

NET INCOME	$46,924	$40,443	$44,612	$111,726

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$1.99	$1.65	$1.87	$2.42
Discontinued operations	—	0.04	0.03	2.20
	$1.99	$1.68	$1.89	$4.62

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.96	$1.60	$1.83	$2.35
Discontinued operations	—	0.03	0.02	2.14
	$1.96	$1.64	$1.86	$4.49

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,618,318	24,064,882	23,589,814	24,175,893
Diluted	23,919,613	24,672,948	24,025,499	24,864,691

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(Unaudited)
	(in thousands)
NET INCOME	$46,924	$40,443	$44,612	$111,726

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax: (2024 – Three-month period $64, Six-month period $129) (2023 – Three-month period $85, Six-month period $171)
Net actuarial gain	(185)	(247)	(372)	(494)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax: (2024 – Three-month period $152, Six-month period $282) (2023 – Three-month period $11, Six-month period $150)	(432)	31	(798)	(421)
Change in foreign currency translation, net of tax: (2024 – Three-month period $90, Six-month period $240) (2023 – Three-month period $141, Six-month period $135)	(255)	399	(681)	381

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(872)	183	(1,851)	(534)

TOTAL COMPREHENSIVE INCOME	$46,052	$40,626	$42,761	$111,192

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30, 2024 and 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at March 31, 2024	30,039	$300	$343,102	$1,267,444	6,581	$(391,458)	$3,345	$1,222,733
Net income				46,924				46,924
Other comprehensive loss, net of tax							(872)	(872)
Issuance of common stock under share-based compensation plans	361	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(21,886)					(21,886)
Share-based compensation expense			3,433					3,433
Purchase of treasury stock					131	(15,975)		(15,975)
Dividends declared on common stock				(2,819)				(2,819)
Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538

Balance at March 31, 2023	29,809	$298	$340,481	$1,157,061	5,683	$(298,367)	$6,386	$1,205,859
Net income				40,443				40,443
Other comprehensive income, net of tax							183	183
Issuance of common stock under share-based compensation plans	199	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(8,432)					(8,432)
Share-based compensation expense			3,350					3,350
Purchase of treasury stock					300	(27,148)		(27,148)
Dividends declared on common stock				(2,894)				(2,894)
Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

	Six Months Ended June 30, 2024 and 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net income				44,612				44,612
Other comprehensive loss, net of tax							(1,851)	(1,851)
Issuance of common stock under share-based compensation plans	376	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,634)					(22,634)
Share-based compensation expense			6,322					6,322
Purchase of treasury stock					252	(31,627)		(31,627)
Dividends declared on common stock				(5,647)				(5,647)
Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538

Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				111,726				111,726
Other comprehensive loss, net of tax							(534)	(534)
Issuance of common stock under share-based compensation plans	249	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,022)					(10,022)
Share-based compensation expense			5,839					5,839
Purchase of treasury stock					454	(41,240)		(41,240)
Dividends declared on common stock				(5,809)				(5,809)
Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2024	2023

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$44,612	$111,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,693	64,804
Amortization of intangibles	6,416	6,398
Share-based compensation expense	6,322	5,585
Provision for losses on accounts receivable	1,248	2,257
Change in deferred income taxes	(11,457)	(8,228)
Loss on sale of property and equipment	565	1,188
Pre-tax gain on sale of discontinued operations	(806)	(70,215)
Change in fair value of contingent consideration	11,170	5,040
Change in fair value of equity investment	28,739	(3,739)
Changes in operating assets and liabilities:
Receivables	38,702	83,542
Prepaid expenses	5,199	6,353
Other assets	(2,789)	759
Income taxes	(8,806)	(35,968)
Operating right-of-use assets and lease liabilities, net	(7,262)	3,059
Accounts payable, accrued expenses, and other liabilities	(38,344)	(68,804)
NET CASH PROVIDED BY OPERATING ACTIVITIES	140,202	103,757

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(104,909)	(83,171)
Proceeds from sale of property and equipment	2,341	2,853
Proceeds from sale of discontinued operations	—	100,949
Purchases of short-term investments	(5,236)	(46,858)
Proceeds from sale of short-term investments	28,504	63,693
Capitalization of internally developed software	(7,779)	(7,010)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(87,079)	30,456

FINANCING ACTIVITIES
Payments on long-term debt	(35,705)	(35,114)
Net change in book overdrafts	(4,146)	(13,171)
Deferred financing costs	—	57
Payment of common stock dividends	(5,647)	(5,809)
Purchases of treasury stock	(31,627)	(41,240)
Payments for tax withheld on share-based compensation	(22,634)	(10,022)
NET CASH USED IN FINANCING ACTIVITIES	(99,759)	(105,299)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,636)	28,914
Cash and cash equivalents of continuing operations at beginning of period	262,226	158,264
Cash and cash equivalents of discontinued operations at beginning of period	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,590	$187,286

NONCASH INVESTING ACTIVITIES
Equipment financed	$10,354	$3,478
Accruals for equipment received	$3,904	$10,106
Lease liabilities arising from obtaining right-of-use assets	$26,001	$43,366

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

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2024. As of June 2024, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

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

For the three and six months ended June 30, 2023, certain reclassifications have been made between operating expenses lines of the Asset-Light segment to conform to the current-year presentation (see Note J). There was no impact on total Asset-Light operating expenses as a result of these reclassifications.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$126,758	$168,472
Money market funds(2)	88,832	93,754
Total cash and cash equivalents	$215,590	$262,226

Short-term investments
Certificates of deposit(1)	$44,865	$67,842

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2024 and December 31, 2023, cash deposits and short-term investments totaling $44.5 million and $76.3 million, respectively, were not FDIC insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2024		2023

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$50,000	$50,000	$50,000	$50,000
Notes payable(2)	153,587	151,719	178,938	177,149
New England Pension Fund withdrawal liability(3)	19,040	17,381	19,402	18,220
	$222,627	$219,100	$248,340	$245,369

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.7% and 5.3% at June 30, 2024 and December 31, 2023, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of June 30, 2024, the outstanding withdrawal liability totaled $19.0 million, of which $0.7 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$88,832	$88,832	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,947	4,947	—	—
Interest rate swap(3)	630	—	630	—
	$94,409	$93,779	$630	$—
Liabilities:
Contingent consideration(4)	$104,070	$—	$—	$104,070

	December 31, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$93,754	$93,754	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,627	4,627	—	—
Interest rate swap(3)	1,710	—	1,710	—
	$100,091	$98,381	$1,710	$—
Liabilities:
Contingent consideration(4)	$92,900	$—	$—	$92,900

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	Included in other long-term assets. The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2024 and December 31, 2023 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for each of the years ended December 31, 2023, 2024, and 2025. The estimated fair value of contingent consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and adjusted EBITDA to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 13.7% and 13.3% as of June 30, 2024 and December 31, 2023, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. The increase in fair value of contingent earnout consideration as of June 30, 2024 compared to December 31, 2023 primarily relates to the shorter discount period remaining until the expected payout, partially offset by a higher discount rate at the June 30, 2024 remeasurement date.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2023	$92,900
Change in fair value included in operating income	11,170
Balance at June 30, 2024	$104,070

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

The following table provides the change in fair value of equity investments on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy:

Equity Investment
(in thousands)
Balance at December 31, 2023	$28,739
Change in fair value included in other income	(28,739)
Balance at June 30, 2024	$—

NOTE C – DISCONTINUED OPERATIONS

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary of the Company, for an initial aggregate cash purchase price of $101.1 million, which was subject to certain tax and other customary adjustments, and recorded a pre-tax gain on sale of $69.1 million, or $51.4 million, net of tax. The purchase price was adjusted during the second quarter of 2023, resulting in an aggregate adjusted cash purchase price of $100.9 million. After adjustments, the pre-tax gain recognized in 2023 and the first quarter of 2024 totaled $70.2 million and $0.8 million, respectively. FleetNet provided roadside repair solutions and vehicle maintenance management services for commercial and private fleets through a network of third-party service providers. The sale of FleetNet allowed the Company to focus on growing its continuing operations, as FleetNet was no longer core to the Company’s growth initiatives. The financial results of FleetNet have been accounted for as discontinued operations for all periods presented.

The following table summarizes the financial results from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
Revenues	$—	$—	$—	$55,929

Operating expenses
Gain on sale of business(1)	—	(1,132)	(806)	(70,215)
Other	—	—	—	54,623
	—	(1,132)	(806)	(15,592)

Operating income	—	1,132	806	71,521

Other income, net(2)	—	—	—	17

Income from discontinued operations before income taxes	—	1,132	806	71,538

Income tax provision	—	289	206	18,259

Income from discontinued operations, net of tax	$—	$843	$600	$53,279
(1)	The 2024 period includes the reversal of an employee-related contingent liability that expired one-year after disposition, per the purchase agreement. The six months ended June 30, 2023 includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses, as well as the resolution of certain post-close contingencies in second quarter 2023.
(2)	The six months ended June 30, 2023 includes interest expense, which is immaterial.

Cash flows from discontinued operations of FleetNet were as follows:

	Six Months Ended
	June 30
	2024	2023

	(in thousands)
Net cash provided by operating activities(1)	$—	$762
Net cash used in investing activities(2)	—	(397)
Net cash used in financing activities	—	(473)
Net decrease in cash and cash equivalents	$—	$(108)
(1)	The 2023 period includes depreciation and amortization expense of $0.4 million and share-based compensation expense of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	The 2023 period includes purchases of property, plant and equipment of $0.1 million. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both June 30, 2024 and December 31, 2023, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther.

Intangible assets consisted of the following:

		June 30, 2024			December 31, 2023
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$55,570	$44,009	$99,579	$51,357	$48,222
Other	8	30,158	11,727	18,431	30,151	9,523	20,628
	11	129,737	67,297	62,440	129,730	60,880	68,850
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,037	$67,297	$94,740	$162,030	$60,880	$101,150

As of June 30, 2024, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2024	$6,399
2025	12,798
2026	8,691
2027	7,266
2028	7,266
Thereafter	20,020
Total amortization	$62,440

NOTE E – INCOME TAXES

The Company’s total effective tax rate was 4.7% and 1.6% for the the three and six months ended June 30, 2024, respectively, compared to 18.8% and 22.3% for the same respective prior year periods, primarily reflecting the tax benefit from the vesting of restricted stock units (“RSUs”) granted in 2020 and 2021. RSUs granted subsequent to 2021 follow a graded vesting schedule, with granted RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period. The 2023 periods include the discontinued operations of FleetNet, as further discussed in Note C. The effective tax rate from continuing operations was 4.7% and 1.2% for the three and six months ended June 30 2024, respectively, compared to 18.6% and 19.1% for the same respective periods of 2023. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2024 and 2023, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from various factors, including state income taxes, various nondeductible expenses, including compensation under IRC Section 162(m), changes in the cash surrender value of life insurance, the federal alternative fuel tax credit, and the tax benefit from the vesting of RSUs, and for the three and six months ended June 30, 2024, adjustments to uncertain tax positions.

As of June 30, 2024, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2024, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million at both June 30, 2024 and December 31, 2023.

At December 31, 2021, a reserve for uncertain tax positions of $0.9 million was established related to credits taken on amended federal returns. Due to the expiration of the statute of limitations on the related refund on which a portion of these credits were claimed, the reserve for uncertain tax positions was reduced by $0.5 million at June 30, 2024, leaving a remaining reserve for uncertain tax positions of $0.4 million.

During the six months ended June 30, 2024, the Company paid federal, state, and foreign income taxes of $20.7 million and received refunds of less than $0.1 million of state income taxes that were paid in prior years. For the six months ended June 30, 2023, the Company paid federal, state, and foreign income taxes of $77.8 million and received refunds of $1.7 million of federal and state income taxes that were paid in prior years.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million for the six months ended June 30, 2024, or an effective tax rate of 25.5%. For the three and six months ended June 30, 2023, income tax expense reflected in discontinued operations was $0.3 million and $18.3 million, respectively, or an effective tax rate of 25.5% in each period.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
Operating lease expense	$10,742	$10,048	$21,018	$19,214
Variable lease expense	1,938	1,762	3,619	3,302
Sublease income	(728)	(5)	(1,374)	(119)
Total operating lease expense(1)	$11,952	$11,805	$23,263	$22,397
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30
	2024	2023

	(in thousands)
Noncash change in operating right-of-use assets	$16,971	$15,283
Cash payments to obtain right-of-use assets	(7,752)	—
Change in operating lease liabilities	(16,481)	(12,224)
Operating right-of-use-assets and lease liabilities, net	$(7,262)	$3,059

Cash paid for amounts included in the measurement of operating lease liabilities	$(20,518)	$(16,158)

Maturities of operating lease liabilities at June 30, 2024, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2024	$21,067	$20,970	$97
2025	40,059	40,036	23
2026	36,966	36,966	—
2027	30,369	30,369	—
2028	26,945	26,945	—
Thereafter	105,455	105,455	—
Total lease payments	260,861	260,741	120
Less imputed interest	(42,550)	(42,548)	(2)
Total	$218,311	$218,193	$118
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of June 30, 2024, totaling $18.7 million, which will be paid over approximately 9 years.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility, which is further described in Financing Arrangements within this Note, and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment were as follows:

	June 30	December 31
	2024	2023

	(in thousands)
Credit Facility (interest rate of 6.6%(1) at June 30, 2024)	$50,000	$50,000
Notes payable (weighted-average interest rate of 4.1% at June 30, 2024)	153,587	178,938
	203,587	228,938
Less current portion	58,615	66,948
Long-term debt, less current portion	$144,972	$161,990

(1)	The interest rate swap mitigates interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility as of both June 30, 2024 and December 31, 2023.

Scheduled payments of long-term debt obligations as of June 30, 2024, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$67,000	$3,125	$63,875
Due after one year through two years	49,343	2,708	46,635
Due after two years through three years	37,139	2,555	34,584
Due after three years through four years	66,167	50,675	15,492
Due after four years through five years	4,083	—	4,083
Due after five years	199	—	199
Total payments	223,931	59,063	164,868
Less amounts representing interest	20,344	9,063	11,281
Long-term debt	$203,587	$50,000	$153,587
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the SOFR swap curve, plus the anticipated applicable margin, exclusive of payments on the interest rate swap.

Assets securing notes payable were included in property, plant and equipment as follows:

	June 30	December 31
	2024	2023

	(in thousands)
Revenue equipment	$302,510	$300,922
Service, office and other equipment	28,587	38,138
Total assets securing notes payable	331,097	339,060
Less accumulated depreciation(1)	154,571	135,305
Net assets securing notes payable	$176,526	$203,755

(1)	Depreciation of assets securing notes payable is included in depreciation expense.

Financing Arrangements

Credit Facility

As of June 30, 2024, the Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of June 30, 2024, the Company had available borrowing capacity of $200.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2024.

Interest Rate Swap

As noted in the table above, the Company has an interest rate swap agreement with a $50.0 million notional amount, which will end on October 1, 2024. The Company receives floating-rate interest amounts based on one-month SOFR in exchange for fixed-rate interest payments of 0.33% throughout the remaining term of the agreement. The fair value of the interest rate swap of $0.6 million and $1.7 million was recorded in other long-term assets at June 30, 2024 and December 31, 2023, respectively.

The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at June 30, 2024 and December 31, 2023, and the change in the unrealized gain or loss on the interest rate swap for the the three and six months ended June 30, 2024 and 2023 was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at June 30, 2024.

Accounts Receivable Securitization Program

During June 2024, the Company amended and restated its accounts receivable securitization program, extending the maturity date to July 1, 2025. The amendment also, among other things, added a conduit lender party with language to address potential loans funded through the issuance of notes; added provisions relating to erroneous payments; modified the calculation of certain ratios, as defined in the agreement; and modified limitations regarding the concentration of certain obligors of receivables pledged under the program. The program provides available cash proceeds of $50.0 million under the program and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at June 30, 2024.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2024, standby letters of credit of $16.9 million have been issued under the program, which reduced the available borrowing capacity to $33.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2024, the Company had letters of credit outstanding of $17.5 million (including $16.9 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2024, surety bonds outstanding related to the self-insurance program totaled $63.0 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $10.4 million during the six months ended June 30, 2024.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30	December 31
	2024	2023

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$6,315	$6,816
Interest rate swap	630	1,710
Foreign currency translation	(3,630)	(2,709)

Total	$3,315	$5,817

After-tax amounts:
Unrecognized net periodic benefit credit	$4,689	$5,061
Interest rate swap	465	1,263
Foreign currency translation	(2,681)	(2,000)

Total	$2,473	$4,324

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2024 and 2023:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(1,479)	—	(798)	(681)
Amounts reclassified from accumulated other comprehensive income	(372)	(372)	—	—
Net current-period other comprehensive loss	(1,851)	(372)	(798)	(681)

Balances at June 30, 2024	$2,473	$4,689	$465	$(2,681)

Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(40)	—	(421)	381
Amounts reclassified from accumulated other comprehensive income	(494)	(494)	—	—
Net current-period other comprehensive income (loss)	(534)	(494)	(421)	381

Balances at June 30, 2023	$6,569	$6,402	$2,183	$(2,016)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Six Months Ended June 30
	2024	2023

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$501	$665
Tax expense	(129)	(171)
Total, net of tax	$372	$494

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2024		2023
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,828	$0.12	$2,915
Second quarter	$0.12	$2,819	$0.12	$2,894

On July 30, 2024, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 13, 2024.

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

During the six months ended June 30, 2024, the Company repurchased 251,668 shares for an aggregate cost of $31.6 million, including 114,170 shares for an aggregate cost of $14.6 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. The Company had $99.4 million remaining under its share repurchase program as of June 30, 2024. Subsequent to June 30, 2024 through July 31, 2024, the Company settled repurchases of 42,406 shares for an aggregate cost of $4.9 million.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$46,924	$39,600	$44,012	$58,447
Net income from discontinued operations	—	843	600	$53,279
Net income	$46,924	$40,443	$44,612	$111,726
Denominator:
Weighted-average shares	23,618,318	24,064,882	23,589,814	24,175,893

Basic earnings per common share
Continuing operations	$1.99	$1.65	$1.87	$2.42
Discontinued operations	—	0.04	0.03	2.20
Total basic earnings per common share(1)	$1.99	$1.68	$1.89	$4.62

Diluted
Numerator:
Net income from continuing operations	$46,924	$39,600	$44,012	$58,447
Net income from discontinued operations	—	843	600	53,279
Net income	$46,924	$40,443	$44,612	$111,726
Denominator:
Weighted-average shares	23,618,318	24,064,882	23,589,814	24,175,893
Effect of dilutive securities	301,295	608,066	435,685	688,798
Adjusted weighted-average shares and assumed conversions	23,919,613	24,672,948	24,025,499	24,864,691

Diluted earnings per common share
Continuing operations	$1.96	$1.60	$1.83	$2.35
Discontinued operations	—	0.03	0.02	2.14
Total diluted earnings per common share(1)	$1.96	$1.64	$1.86	$4.49

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years, including the three and six months ended June 30, 2024 and 2023.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
REVENUES
Asset-Based	$712,725	$722,015	$1,384,192	$1,419,832
Asset-Light	395,817	409,816	792,180	847,908
Other and eliminations	(30,711)	(28,367)	(62,122)	(58,182)
Total consolidated revenues	$1,077,831	$1,103,464	$2,114,250	$2,209,558

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$352,678	$344,538	$697,677	$680,143
Fuel, supplies, and expenses	82,938	90,897	163,982	185,185
Operating taxes and licenses	13,557	14,094	27,086	28,073
Insurance	16,964	12,889	31,446	26,162
Communications and utilities	4,412	4,553	9,211	9,857
Depreciation and amortization	26,646	25,273	53,653	50,184
Rents and purchased transportation	70,315	101,922	135,986	192,666
Shared services	72,245	74,468	137,159	139,081
(Gain) loss on sale of property and equipment	(91)	416	58	365
Innovative technology costs(1)	—	8,343	—	14,411
Other	269	1,297	1,686	2,909
Total Asset-Based	639,933	678,690	1,257,944	1,329,036

Asset-Light
Purchased transportation	339,247	343,102	683,369	713,265
Salaries, wages, and benefits(2)	31,036	32,485	61,340	67,495
Supplies and expenses(2)	2,768	2,905	5,577	6,534
Depreciation and amortization(3)	5,039	5,085	10,117	10,153
Shared services(2)	17,297	16,500	33,571	33,014
Contingent consideration(4)	3,850	(10,000)	11,170	5,040
Other(2)	6,078	6,559	11,792	13,318
Total Asset-Light	405,315	396,636	816,936	848,819

Other and eliminations	(16,262)	(13,978)	(31,910)	(31,572)
Total consolidated operating expenses	$1,028,986	$1,061,348	$2,042,970	$2,146,283
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(2)	For the three and six months ended June 30, 2023, certain expenses have been reclassed to conform to the current year presentation, including amounts previously reported in “Shared services” that were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item, and certain immaterial facility rent expenses which were reclassed between line items.
(3)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(4)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$72,792	$43,325	$126,248	$90,796
Asset-Light	(9,498)	13,180	(24,756)	(911)
Other and eliminations	(14,449)	(14,389)	(30,212)	(26,610)
Total consolidated operating income	$48,845	$42,116	$71,280	$63,275

OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$3,241	$3,725	$6,556	$6,658
Interest and other related financing costs	(2,078)	(2,205)	(4,306)	(4,532)
Other, net(1)	(781)	5,038	(28,980)	6,818
Total other income (costs)	382	6,558	(26,730)	8,944
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$49,227	$48,674	$44,550	$72,219
(1)	The six months ended June 30, 2024 includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed. The three and six months ended June 30, 2023 include a $3.7 million fair value increase related to the Company’s investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
Revenues from customers
Asset-Based	$682,558	$694,755	$1,323,134	$1,363,975
Asset-Light	394,377	407,926	789,202	843,959
Other	896	783	1,914	1,624
Total consolidated revenues	$1,077,831	$1,103,464	$2,114,250	$2,209,558

Intersegment revenues
Asset-Based	$30,167	$27,260	$61,058	$55,857
Asset-Light	1,440	1,890	2,978	3,949
Other and eliminations	(31,607)	(29,150)	(64,036)	(59,806)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$712,725	$722,015	$1,384,192	$1,419,832
Asset-Light	395,817	409,816	792,180	847,908
Other and eliminations	(30,711)	(28,367)	(62,122)	(58,182)
Total consolidated revenues	$1,077,831	$1,103,464	$2,114,250	$2,209,558

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$453,283	$449,024	$892,806	$886,101
Rents, purchased transportation, and other costs of services	376,137	415,712	751,456	845,317
Fuel, supplies, and expenses(1)	112,137	123,705	221,659	245,880
Depreciation and amortization(2)	36,276	35,811	73,109	70,821
Contingent consideration(3)	3,850	(10,000)	11,170	5,040
Other(1)	47,303	47,096	92,770	93,124
	$1,028,986	$1,061,348	$2,042,970	$2,146,283
(1)	For the three and six months ended June 30, 2023 period, certain facility rent expenses have been reclassed between line items to conform to the current year presentation. Adjustments made are not material.
(2)	Includes amortization of intangible assets.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

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

Legal Proceedings

In January 2023, the Company and MoLo were named as defendants in lawsuits related to an auto accident which involved a MoLo contract carrier. The accident occurred prior to the Company’s acquisition of MoLo on November 1, 2021. During the second quarter 2024, the Company was released from this lawsuit, leaving MoLo as a named defendant. The trial date is currently scheduled to be held in early 2025. The Company intends to vigorously defend against these lawsuits. The Company believes that a loss related to this matter is reasonably possible. The Company cannot estimate the amount or a range of reasonably possible losses for this matter, if any, at this time; however, it is reasonably possible that such amounts could be material to the Company’s financial condition, results of operations, or cash flows. The Company will pursue recovery for its losses, if any, against all available sources, including, but not limited to, insurance and any potentially responsible third parties.

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

Other Events

The Company has received two Notices of Assessment from a state regarding ongoing sales and use tax audits alleging uncollected sales and use tax, including interest and penalties, for the periods December 1, 2018 to March 31, 2021 and September 1, 2016 to November 30, 2018. The Company does not agree with the basis of these assessments and filed appeals for the assessments in October 2023 and May 2021 on the same legal basis. The Company has previously accrued an amount related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

During fourth quarter 2023, the Company tentatively settled a claim for approximately $9.5 million related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The settlement has been preliminarily approved by the court and notice has been sent to the affected employees. A hearing is scheduled to be held in November 2024, at which time the court will determine whether to grant final approval of the settlement. The estimated settlement expense for this matter was recognized during the fourth quarter of 2023 and the reserve is maintained within accrued expenses in the consolidated balance sheet as of June 30, 2024.

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands, except per share data)
REVENUES
Asset-Based	$712,725	$722,015	$1,384,192	$1,419,832
Asset-Light	395,817	409,816	792,180	847,908
Other and eliminations	(30,711)	(28,367)	(62,122)	(58,182)
Total consolidated revenues	$1,077,831	$1,103,464	$2,114,250	$2,209,558

OPERATING INCOME (LOSS)
Asset-Based	$72,792	$43,325	$126,248	$90,796
Asset-Light	(9,498)	13,180	(24,756)	(911)
Other and eliminations	(14,449)	(14,389)	(30,212)	(26,610)
Total consolidated operating income	$48,845	$42,116	$71,280	$63,275

NET INCOME FROM CONTINUING OPERATIONS	$46,924	$39,600	$44,012	$58,447

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	—	843	600	53,279

NET INCOME	$46,924	$40,443	$44,612	$111,726

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.96	$1.60	$1.83	$2.35
Discontinued operations(1)	—	0.03	0.02	2.14
Total diluted earnings per common share	$1.96	$1.64	$1.86	$4.49
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The six months ended June 30, 2024 represents adjustments related to the prior year gain on sale of FleetNet. The six months ended June 30, 2023 includes the net gain on sale of FleetNet of $52.3 million (after-tax) or $2.10 diluted earnings per share. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our consolidated revenues, which totaled $1,077.8 million and $2,114.3 million for the three and six months ended June 30, 2024, respectively, decreased 2.3% and 4.3%, respectively, compared to the same prior-year periods. The revenue decline is primarily attributable to lower market rates for our Asset-Light shipping and logistics services in a soft market environment, and a decrease in our Asset-Based daily tonnage levels. The lower tonnage levels are due to fewer daily shipments and lower weight per shipment experienced within the network, compared to the prior-year period, despite an increase in demand for our core, published LTL business during the first half of 2024 following market disruption, as further discussed below. The year-over-year decrease in consolidated revenues for the three and six months ended June 30, 2024 reflects decreases in our Asset-Based revenues of 1.3% and 2.5%, respectively, and decreases in Asset-Light revenues of 3.4% and 6.6%, respectively. The increased elimination of revenues reported in the “Other and eliminations” line of consolidated revenues for the three and six months ended June 30, 2024, compared to the same periods of 2023, includes the impact of increased intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a decrease in tonnage per day of 20.3% and 18.6% for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, partially offset by an increase in billed revenue per hundredweight, including fuel surcharges, of 23.0% and 19.4%, respectively. The decrease in tonnage per day is a result of a strategic decision to decrease transactional LTL-rated shipments as well as a softer market environment driven in part by a weaker manufacturing sector, partially offset by an increase in demand for core, published LTL business following the shutdown of one of our larger LTL competitors in late July 2023. The increase in total billed revenue per hundredweight, including fuel surcharges, was driven by improved pricing on fewer dynamic LTL-rated and truckload-rated shipments and the positive impact of changes in mix, as core, published LTL-rated tonnage represented a larger proportion of Asset-Based business with higher pricing.

The decrease in revenues of our Asset-Light segment for the three and six months ended June 30, 2024, compared to the same prior-year periods, was impacted by a 14.9% and 17.4% decline in revenue per shipment, respectively, associated with soft market conditions and changes in business mix, partially offset by a 12.6% and 13.1% increase in shipments per day, respectively. Our Asset-Light segment generated approximately 36% of our total revenues before other revenues and intercompany eliminations for both the three and six months ended June 30, 2024, respectively, compared to 36% and 37%, respectively, for the same periods of 2023.

Consolidated operating income totaled $48.8 million and $71.3 million for the three and six months ended June 30, 2024, respectively, compared to $42.1 million and $63.3 million, respectively, for the same period of 2023. The year-over-year improvement in operating income reflects a decrease in operating expenses due to lower purchased transportation costs in both of our operating segments and lower employee costs in the Asset-Light segment from continued alignment of costs to business levels, offset partially by higher employee costs in the Asset-Based segment due to union wage and benefit rate increases. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three and six months ended June 30, 2024 and our consolidated and Asset-Based segment results for the same periods of 2023. In March 2023, we publicly launched our customer offering of Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. In February 2024, we announced the next step in our Vaux suite – Vaux Smart Autonomy™, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize our performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. For the three and six months ended June 30, 2023, innovative technology costs also included our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. Our combined innovative technology costs decreased consolidated operating results by a total of $8.3 million (pre-tax), or $6.4 million (after-tax) and $0.27 per diluted share, for second quarter 2024, compared to $14.8 million (pre-tax), or $11.2 million (after-tax) and $0.45 per diluted share, for second quarter 2023. For the six months ended June 30, 2024, these costs decreased consolidated results by a total of $18.0 million (pre-tax), or $13.8 million (after-tax) and $0.58 per diluted share, compared to $27.3 million (pre-tax), or $20.7 million (after-tax) and $0.83 per diluted share, for the same period of 2023.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. For the second quarter of 2024, consolidated operating results decreased by $3.9 million (pre-tax), or $2.9 million (after-tax) and $0.12 per diluted share, due to quarterly remeasurement which resulted in a higher liability of the contingent earnout consideration, compared to an increase of $10.0 million (pre-tax), or $7.5 million (after-tax) and $0.30 per diluted share for the second quarter of 2023. For the six months ended June 30 2024, the quarterly remeasurement decreased consolidated operating results by $11.2 million (pre-tax), or $8.4 million (after-tax) and $0.35 per diluted share, compared to a decrease of $5.0 million (pre-tax), or $3.8 million (after-tax) and $0.15 per diluted share for the same period of 2023. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2024, consolidated net loss and earnings per share were impacted by a one-time, noncash impairment charge of $21.6 million (after-tax), or $0.90 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024.

We recorded an adjustment to the fair value of our equity investment in Phantom Auto based on an observable price change during second quarter 2023, which increased consolidated net income by $2.8 million (after-tax), or $0.11 per diluted share, for both the three- and six-month periods ended June 30, 2023. These charges were recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $0.4 million, or $0.02 per diluted share, and $1.7 million, or $0.07 per diluted share, for the three and six months ended June 30, 2024, respectively, compared to $1.1 million, or $0.04 per diluted share, and $2.6 million, or $0.10 per diluted share, for the same respective prior-year periods. The vesting of restricted stock units resulted in a tax benefit of $10.8 million, or $0.45 per diluted share, and $11.3 million, or $0.47 per diluted share, for the three and six months ended June 30, 2024, respectively, compared to a tax benefit of $3.9 million, or $0.16 per diluted share, and $4.9 million, or $0.20 per diluted share, for the same periods of 2023.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment and changes in the fair value of contingent earnout consideration and our equity investment, which are significant expenses resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income (loss), or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
Net Income from Continuing Operations	$46,924	$39,600	$44,012	$58,447
Interest and other related financing costs	2,078	2,205	4,306	4,532
Income tax provision	2,303	9,074	538	13,772
Depreciation and amortization(1)	36,276	35,811	73,109	70,821
Amortization of share-based compensation	3,433	3,350	6,322	5,532
Change in fair value of contingent consideration(2)	3,850	(10,000)	11,170	5,040
Change in fair value of equity investment(3)	—	(3,739)	28,739	(3,739)
Consolidated Adjusted EBITDA from Continuing Operations	$94,864	$76,301	$168,196	$154,405
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	For the six months ended June 30 2024, represents a noncash impairment charge to write off our equity investment in Phantom Auto and, for the three and six months ended June 30, 2024, represents increases in fair value of our investment in Phantom Auto, as previously discussed.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and six months ended June 30, 2024 and 2023.

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

Weight per shipment – total weight of shipments processed during the period in U.S. pounds divided by the number of shipments during the period.

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

Other companies within our industry may present different key performance indicators or operating statistics, or they may calculate their measures differently; therefore, our key performance indicators or operating statistics may not be comparable to similarly titled measures of other companies. Key performance indicators or operating statistics should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators or operating statistics should not be construed as better measurements of our results than operating income, net income, or earnings per share, as determined under GAAP.

As of June 2024, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2024, and the health, welfare, and pension benefit contribution rate increased effective primarily on August 1, 2024, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.7%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	49.5%	47.7%	50.4%	47.9%
Fuel, supplies, and expenses	11.6	12.6	11.8	13.1
Operating taxes and licenses	1.9	2.0	2.0	2.0
Insurance	2.4	1.8	2.3	1.8
Communications and utilities	0.6	0.6	0.7	0.7
Depreciation and amortization	3.8	3.5	3.9	3.5
Rents and purchased transportation	9.9	14.1	9.8	13.6
Shared services	10.1	10.3	9.9	9.8
(Gain) loss on sale of property and equipment	—	0.1	—	—
Innovative technology costs(1)	—	1.1	—	1.0
Other	—	0.2	0.1	0.2
	89.8%	94.0%	90.9%	93.6%

Asset-Based Operating Income	10.2%	6.0%	9.1%	6.4%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2024	2023	% Change	2024	2023	% Change
Workdays(1)	64.0	63.5		127.5	127.5
Billed revenue per hundredweight, including fuel surcharges	$50.09	$40.72	23.0%	$49.34	$41.33	19.4%
Billed revenue per shipment, including fuel surcharges	562.17	545.35	3.1%	552.64	537.38	2.8%
Tonnage per day	11,186	14,027	(20.3)%	11,062	13,586	(18.6)%
Shipments per day	19,934	20,946	(4.8)%	19,751	20,901	(5.5)%
Shipments per DSY hour	0.448	0.417	7.4%	0.445	0.424	5.0%
Weight per shipment	1,122	1,339	(16.2)%	1,120	1,300	(13.8)%
Pounds per mile	18.20	18.99	(4.2)%	18.36	19.20	(4.4)%
Average length of haul (miles)	1,135	1,122	1.2%	1,123	1,109	1.3%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2024, totaled $712.7 million and $1,384.2 million, respectively, compared to $722.0 million and $1,419.8 million, respectively, for the same periods of 2023. The decrease in revenues, compared to the prior-year periods, primarily reflects a decrease in tonnage per day related to a strategic decision to decrease transactional LTL-rated shipments and the soft market environment, partially offset by an increase in core, published LTL-rated shipments, in response to market conditions. Billed revenue (as described in the Asset-Based Segment Overview) decreased 1.9% and 2.8%, respectively, on a per-day basis for the three and six months ended June 30, 2024, compared to the same periods of 2023, primarily reflecting a 20.3% and 18.6% decrease, respectively, in tonnage per day, partially offset by a 23.0% and 19.4% increase, respectively, in billed revenue per hundredweight, including fuel surcharges. The number of workdays was greater by half of a day in the second quarter of 2024, versus the second quarter of 2023, and was the same for the first half of 2024, compared to 2023.

The 20.3% and 18.6% decrease in tonnage per day for the three and six months ended June 30, 2024, respectively, compared to the same prior-year periods, reflects lower daily shipment levels and a decrease in average weight per shipment on both LTL-rated and truckload-rated shipments, primarily related to changes in Asset-Based business mix and smaller shipment sizes for our core customers. We have strategically decreased our transactional LTL-rated shipments allowing us to focus on our core, published LTL-rated business as demand continued to improve following the market disruption related to the shutdown of a large LTL carrier at the end of July 2023.

The 23.0% and 19.4% increase in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, was driven by improved pricing on fewer dynamic LTL-rated and truckload-rated shipments and the positive impact of changes in mix, as core, published LTL-rated tonnage represented a larger proportion of Asset-Based business with higher pricing in the three and six months ended June 30, 2024. The increase in total billed revenue per hundredweight was also impacted by lower weight per shipment due to the changes in business mix. Higher fuel surcharge revenue associated with the change in business mix, offset partially by lower fuel prices, compared to the prior-year periods, positively impacted the billed revenue per hundredweight measure during the three and six months ended June 30, 2024. The pricing environment for LTL shipments continues to be rational. Pricing on core, published LTL-rated business, excluding fuel surcharges, increased by a percentage in the low-single digits for the three and six months ended June 30, 2024, compared to the same periods of 2023. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2024, increased approximately 5.1% and 5.2%, respectively, compared to the same periods of 2023. The Asset-Based segment implemented a general rate increase on its LTL base rate tariffs of 5.9% effective on October 2, 2023, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate decreased slightly in the three- and six-month periods ended June 30, 2024, compared to the same periods of 2023. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $72.8 million and $126.2 million for the three and six months ended June 30, 2024, respectively, compared to $43.3 million and $90.8 million, respectively, for the same periods of 2023. The Asset-Based segment’s operating ratio improved by 4.2 percentage points and 2.7 percentage points, respectively, for the three and six months ended June 30, 2024, compared to the same prior-year periods, primarily reflecting decreased operating expenses and cost control efforts to reduce utilization of outside resources and to optimize internal resources and total cost per mile to serve the business, as further discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 49.5% and 50.4% of Asset-Based segment revenues for the three- and six-month periods ended June 30, 2024, respectively, compared to 47.7% and 47.9%, respectively, for the same periods of 2023. The increase in salaries, wages, and benefits as a percentage of revenue for the three and six months ended June 30, 2024, compared to the same prior-year periods, was more than offset by lower utilization of purchased transportation as discussed later in this section. Salaries, wages, and benefits increased $8.1 million and $17.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to a 13% increase in union wages related to the wage and mileage rate increases effective July 1, 2023 under the 2023 ABF NMFA, as previously discussed in the Assed-Based Revenues section, partially offset by improved productivity as measured by shipments per DSY hour and a decrease in headcount to align with lower shipment levels. The increases in labor costs also reflect year-over-year increases in contractual benefit contribution rates under the labor agreements with the IBT. The average health, welfare, and pension benefit contribution rate increased approximately 3.7% effective primarily on August 1, 2023.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved 7.4% and 5.0% for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to a decrease in dynamic LTL-price-quoted shipments, which typically require a higher number of stops, during the three and six months ended June 30, 2024. The improvement in shipments per DSY hour is also partially attributable to the separation of city operations from certain distribution centers in late 2023 and during the first half of 2024 and training and development at certain key locations, as the process compliance team continues to implement operational best practices throughout the Asset-Based network. For the three and six months ended June 30, 2024, the year-over-year decrease in pounds per mile of 4.2% and 4.4%, respectively, reflects lower weight per shipment, partially offset by an increase in the average length of haul.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.0 percentage point and 1.3 percentage points during the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023. Fuel expense decreased during the 2024 periods, as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased 1.9% and 6.6%, respectively, for the three and six months ended June 30, 2024, compared to the same period of 2023. Lower city tractor age contributed to the decrease in costs to repair and maintain revenue equipment units during the first half of 2024, compared to the first half of 2023.

Insurance as a percentage of revenue increased 0.6 percentage point and 0.5 percentage point during the three and six months ended June 30, 2024, respectively compared to the same periods of 2023, primarily due to an increase in the severity of third-party casualty claims, including an increase in the number of large claims in recent years.

Rents and purchased transportation as a percentage of revenue decreased 4.2 percentage points and 3.8 percentage points for the three and six months ended June 30, 2024, respectively, compared to the same periods of 2023, primarily due to focused reduction in the utilization of local delivery agents and linehaul purchased transportation. Rail miles decreased approximately 22% and 20%, respectively, for the three and six months ended June 30, 2024, compared to the same periods of 2023.

The hardware portion of the freight handling pilot test program (the “pilot”) at certain ABF Freight distribution centers was paused during third quarter 2023. The Asset-Based segment did not incur innovative technology costs related to the pilot in either the three- and six-month period ended June 30, 2024, while these costs totaled $8.3 million and $14.4 million, respectively, during the three and six months ended June 30, 2023, resulting in a decrease as a percentage of revenue of 1.1 percentage points and 1.0 percentage point, respectively.

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

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and six months ended June 30, 2024 and 2023.

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

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income, net income, or earnings per share, as determined under GAAP.

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.7%	83.7%	86.3%	84.1%
Salaries, wages, and benefits(1)	7.8	7.9	7.7	8.0
Supplies and expenses(1)	0.7	0.7	0.7	0.8
Depreciation and amortization(2)	1.3	1.2	1.3	1.2
Shared services(1)	4.4	4.1	4.2	3.9
Contingent consideration(3)	1.0	(2.4)	1.4	0.6
Other(1)	1.5	1.6	1.5	1.5
	102.4%	96.8%	103.1%	100.1%

Asset-Light Segment Operating Income (Loss)	(2.4)%	3.2%	(3.1)%	(0.1)%
(1)	For the 2023 periods, certain expenses have been reclassed to conform to the current year presentation. Amounts previously reported in “Shared services” were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item and certain immaterial facility rent expenses were reclassed from “Supplies and expenses” to “Other.”
(2)	Includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.

A comparison of key operating statistics for the Asset-Light segment, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change(1)
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024

Revenue per shipment	(14.9%)	(17.4%)

Shipments per day	12.6%	13.1%
(1)	Statistical data for the periods presented include transactions related to managed transportation solutions which were previously excluded from the presentation of operating statistics for the Asset-Light segment for the three and six months ended June 30, 2023.

Asset-Light Revenues

Asset-Light segment revenues decreased 3.4% to $395.8 million and decreased 6.6% to $792.2 million for the three and six months ended June 30, 2024, respectively, compared to $409.8 million and $847.9 million for the same respective periods of 2023. Current year results have been impacted by lower average revenue per shipment associated with a soft market environment and changes in business mix. Excess capacity in the truckload market continues to impact spot market rates resulting in lower revenue per shipment and compressed margins. While average daily shipment levels increased from growth in managed transportation service offerings despite weak market demand, lower revenue per shipment drove the reduction in revenue compared to the prior-year period.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated an operating loss of $9.5 million and $24.8 million for the three and six months ended June 30, 2024, respectively, compared to operating income of $13.2 million for the three months ended June 30, 2023 and an operating loss of $0.9 million for the six months ended June 30, 2023. The year-over-year decline in operating results reflects the lower revenues along with changes in fair value of contingent earnout consideration related to the MoLo acquisition and operating expenses discussed in the paragraphs below. Changes in the fair value of contingent consideration increased expenses by $3.9 million and $11.2 million for the three and six months ended June 30, 2024. These changes in fair value reduced expenses by $10.0 million in the second quarter of 2023 and increased expenses by $5.0 million for the first half of 2023.

Asset-Light Operating Expenses

Operating expenses increased $8.7 million for the three months ended June 30, 2024 and decreased $31.9 million during the first half of 2024, compared to the same prior-year periods, but increased as a percentage of revenue by 5.6 percentage points and 3.0 percentage points in the same respective periods, influenced by the effect of lower revenues in the three and six months ended June 30, 2024.

Purchased transportation costs increased as a percentage of revenue by 2.0 percentage points and 2.2 percentage points for the three and six months ended June 30, 2024, respectively, compared to the same respective periods of 2023, due to the impact of lower revenues. However, these costs were $3.9 million and $29.9 million lower than the prior-year period for the three and six months ended June 30, 2024, respectively as purchased transportation buy rates have declined in the soft market environment. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Salaries, wages and benefits, decreased as a percentage of revenue by 0.1 percentage point and 0.3 percentage point, or $1.4 million and $6.2 million, for the three and six months ended June 30, 2024, respectively, compared to the same prior-year periods, as the segment continued to align resources with business levels.

Contingent earnout consideration, as previously described, increased as a percentage of revenue by 3.4 percentage points and 0.8 percentage point for the three and six months ended June 30, 2024, respectively, compared to the same prior-year periods. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent earnout consideration, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023

	(in thousands)
Operating Income (Loss)(1)	$(9,498)	$13,180	$(24,756)	$(911)
Depreciation and amortization(2)	5,039	5,085	10,117	10,153
Change in fair value of contingent consideration(3)	3,850	(10,000)	11,170	5,040
Asset-Light Adjusted EBITDA	$(609)	$8,265	$(3,469)	$14,282
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million $6.4 million for both the three- and six-month periods ended June 30, 2024 and 2023, and is expected to total $12.8 million for full-year 2024, consistent with 2023.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Economic conditions continue to be impacted by higher interest rates, supply chain volatility, and a slowing labor market. Geopolitical conflicts have, and could in future periods, disrupt supply chains, including those of our customers. Escalating tensions in the Israel-Hamas war and the related Red Sea crisis, as well as other geopolitical conflicts in Asia and the Middle East, present unknown and potentially increasing economic impacts throughout 2024 and beyond.

Although inflation is easing, the manufacturing sector as measured by the Purchasing Managers’ Index (“PMI”) has been in contraction for 19 out of 20 months since November 2022, which has been a factor in declining freight volumes. Economic growth is gradually decelerating without causing a recessionary downturn as measured by U.S. real gross domestic product (“real GDP”), primarily driven by a declining growth rate of consumer spending, driven in part by increasing levels of consumer debt. Companies continue to demonstrate an unwillingness to invest in capital and inventory due to current monetary policy.

The increase in shipment volume caused by the shutdown of a large LTL competitor at the end of July 2023 has moderated, although we retained our general rate increases and secured increases on deferred pricing agreements and annually negotiated contracts during the three and six months ended June 30, 2024. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods and that the impact of recent market disruptions will continue to positively impact demand for our Asset-Based and Asset-Light services.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment, which we continued to experience during the first half of 2024, resulted in a year-over-year decline in market pricing for many of our Asset-Light services, as compared to the first half of 2023. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment in the near term and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (“CPI”) increased 3.0%, before seasonal adjustment, year-over-year in June 2024 and declined 0.1% from May 2024, the first monthly rate decrease since May 2020. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Inflation is impacted by energy prices, including petroleum products; shelter prices; and insurance services, which have moderated in recent months while remaining elevated. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle.

The impact of supply chain disruptions and component shortages has limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. Consequently, the prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and very likely will continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance and compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruption to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2023 Annual Report on Form 10-K. In addition to our focus on sustainability of our equipment and facilities, we continue our commitment to advance environmental and social issues that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

In January 2023, we and MoLo were named as defendants in lawsuits related to an auto accident involving one of MoLo’s contract carriers, which occurred prior to our acquisition of MoLo. During second quarter 2024, we were released from the case, leaving MoLo as a named defendant with a trial date set for early 2025. Although we cannot estimate a range of reasonably possible losses for this matter at this time, it is reasonably possible that such amounts could be material to our financial condition, results of operations, or cash flows. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the legal matters in which we are currently involved.

As disclosed in Note K to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we tentatively settled a claim relating to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The estimated settlement expense of $9.5 million, recognized in fourth quarter 2023, is reserved within accrued expenses in the consolidated balance sheet at June 30, 2024. During second quarter 2024, the settlement was preliminarily approved by the court. Final approval is pending but expected by year-end.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	June 30	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents	$215,590	$262,226
Short-term investments	44,865	67,842
Total	$260,455	$330,068

Cash, cash equivalents and short-term investments decreased $69.6 million from December 31, 2023 to June 30, 2024.

Our consolidated statements of cash flows presented for the six months ended June 30, 2023, include cash flows from continuing operations and the discontinued operations of FleetNet, which sold February 28, 2023. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the six-month periods ended June 30, 2023.

Cash Flows from Continuing Operations

Cash provided by operating activities during the six months ended June 30, 2024 was $140.2 million, compared to $103.0 million in the same prior-year period. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $4.5 million during the six months ended June 30, 2024 and increased cash provided by $25.4 million for the same period of 2023. Excluding the first quarter 2024 settlement by the insurer of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2023, the year-over-year increase in accounts receivable was partially offset by year-over-year decreases in accounts payable and accrued expenses. The remainder of the change in operating assets and liabilities was primarily related to a lease buyout during the first quarter of 2024 of a property made available following the bankruptcy of a competitor in 2023.

During the six-month period ended June 30, 2024, we spent $102.6 million on capital expenditures, net of proceeds from asset sales and financings, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2024. Cash provided by investing activities during the six-month period ended June 30, 2023 was impacted by $100.9 million of proceeds from the sale of FleetNet, as further discussed in the General section of MD&A.

Cash used to fund promissory note payments during the six months ended June 30, 2024, was $35.7 million. During the six months ended June 30, 2024, we repurchased 251,668 shares of our common stock under our share repurchase program for an aggregate cost of $31.6 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $5.6 million during the six months ended June 30, 2024. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

We did not have any cash activities from discontinued operations during the six months ended June 30, 2024. Net cash provided by operating activities of discontinued operations was $0.8 million during the six months ended June 30, 2023, reflecting the routine operations of FleetNet. Net cash used in investing and financing activities of discontinued operations was $0.4 million and $0.5 million, respectively, for the six months ended June 30, 2023. Net cash activity for FleetNet did not materially impact our operations in recent years, nor will the absence of cash flows from the discontinued operations of FleetNet materially affect current or future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $10.4 million of revenue equipment through notes payable during the six months ended June 30, 2024. Future payments due under our notes payable totaled $164.9 million, including interest, as of June 30, 2024, for a decrease of $27.0 million from December 31, 2023.

We have an accounts receivable securitization program, which was amended during second quarter 2024 to, among other things, extend the maturity date to July 1, 2025. As of June 30, 2024, standby letters of credit of $16.9 million have been issued under the program which reduced our available borrowing capacity to $33.1 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2024. These purchase obligations totaled $195.8 million as of June 30, 2024, with $187.4 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of June 30, 2024, the amount of our purchase obligations has increased $14.5 million from December 31, 2023, primarily related to ABF Freight revenue equipment.

As of June 30, 2024, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $279.6 million, including imputed interest, for an increase of $3.8 million from December 31, 2023. The scheduled maturities of our operating lease liabilities as of June 30, 2024 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2023 Annual Report on Form 10-K during the six months ended June 30, 2024. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

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

Other Liquidity Information

General economic conditions are currently being impacted by geopolitical conflicts, competitive market factors, higher interest rates as a result of monetary policy, and volatile energy prices, among other factors. These conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our revolving credit facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition as it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, including catch-up provisions. As of June 30, 2024, the fair value of contingent earnout consideration is estimated to be $104.1 million (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On July 30, 2024, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of August 13, 2024. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our revolving credit facility; and other factors.

In February 2024, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. During the six months ended June 30, 2024, we purchased 251,668 shares of our common stock for an aggregate cost of $31.6 million, including shares purchased under Rule 10b5-1 plans. As of June 30, 2024, $99.4 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We have an interest rate swap agreement, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2024, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Other Accounts Receivable

Other accounts receivable decreased $40.3 million from December 31, 2023 to June 30, 2024, reflecting the settlement by the insurer for third-party casualty claims accrued as of December 31, 2023, for which the related liability was recognized in accrued expenses.

Property, Plant and Equipment

The increase in property, plant and equipment, of $56.2 million from December 31, 2023 to June 30, 2024, was primarily due to the purchase of three service center properties, planned service center remodels, construction of a new service center, and the purchase of revenue equipment used in our Asset-Based operations.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $16.8 million and in operating lease liabilities, including current portion, of $9.5 million from December 31, 2023 to June 30, 2024, was primarily due to new leases, a lease buy-out of a service center, and lease renewals during 2024.

Other Long-Term Assets

The decrease in other long-term assets, of $27.4 million from December 31, 2023 to June 30, 2024, was primarily due to the impairment charge to write off our equity investment in Phantom Auto, which ceased operations during first quarter 2024.

Income Taxes Payable

Income taxes payable decreased $10.4 million from December 31, 2023 to June 30, 2024, reflecting net tax payments in excess of tax accruals.

Accrued Expenses

Accrued expenses decreased $45.8 million from December 31, 2023 to June 30, 2024, primarily due to the settlement by the insurer of third-party casualty claims accrued as of December 31, 2023, for which the related receivable was recognized in other accounts receivable, and payments made during first quarter 2024 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2023, offset partially by current year accruals based on operating results in 2024.

Long-term Debt

The $25.4 million decrease in long-term debt, including current portion, from December 31, 2023 to June 30, 2024 is primarily due to payments on notes payable of $35.7 million, net of equipment financed of $10.4 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. The liability for contingent earnout consideration increased $11.2 million from December 31, 2023, due to the net increase in fair value following remeasurement at June 30, 2024.

Deferred Income Taxes

Deferred income tax liabilities decreased $10.2 million from December 31, 2023 to June 30, 2024, primarily due to the deferred tax benefit from the capital loss on our equity investment in Phantom Auto, the increase in contingent consideration, and tax differences related to depreciation during the first half of 2024.

Income Taxes

For continuing operations, our effective tax rate was 4.7% and 1.2% for the three and six months ended June 30, 2024, respectively, compared to 18.6% and 19.1% for the same respective periods of 2023. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors including significant changes in nondeductible expenses, the cash surrender value of life insurance, the federal alternative fuel tax credit, changes in uncertain tax positions, and the tax benefit from vesting of restricted stock units (“RSUs”) primarily vesting in the second quarter, may cause the full-year 2024 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2024		2023		2024		2023

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$10,337	21.0%	$10,221	21.0%	$9,355	21.0%	$15,166	21.0%
Federal income tax effects of:
Nondeductible expenses and other	(1,996)	(4.1)%	126	0.2%	(2,022)	(4.5)%	343	0.5%
Alternative fuel credit	(295)	(0.6)%	(319)	(0.7)%	(582)	(1.3)%	(657)	(0.9)%
Increase in valuation allowances	37	0.1%	2	—%	90	0.2%	27	—%
Tax benefit from vested RSUs(1)	(10,777)	(21.9)%	(3,863)	(7.9)%	(11,264)	(25.3)%	(4,914)	(6.8)%
Nondeductible compensation under IRC Section 162(m)	3,123	6.3%	931	1.9%	3,257	7.3%	1,094	1.5%
Decrease in uncertain tax positions	(471)	(0.9)%	—	—%	(471)	(1.1)%	—	—%
Federal research and development tax credits	(18)	—%	(19)	—%	(37)	(0.1)%	(38)	(0.1)%
Life insurance proceeds and changes in cash surrender value	(92)	(0.2)%	(228)	(0.5)%	(349)	(0.7)%	(542)	(0.7)%
Federal income tax provision (benefit)	$(152)	(0.3)%	$6,851	14.0%	$(2,023)	(4.5)%	$10,479	14.5%
State income tax provision	2,455	5.0%	2,223	4.6%	2,561	5.7%	3,293	4.6%
Total provision for income taxes for continuing operations	$2,303	4.7%	$9,074	18.6%	$538	1.2%	$13,772	19.1%

(1)	Increase in tax benefit from vested RSUs for the three and six months ended June 30, 2024, compared to the same periods of 2023, is primarily due to the vesting of RSUs granted in 2020 and 2021 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.

At June 30, 2024, we had $35.6 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2024 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million at both June 30, 2024 and December 31, 2023. As of June 30, 2024, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

At December 31, 2021, a reserve for uncertain tax positions of $0.9 million was established related to credits taken on prior federal returns. Due to the expiration of the statute of limitations on the refund for the amended federal return on which a portion of these credits were claimed, the reserve for uncertain tax positions was reduced by $0.5 million at June 30, 2024, leaving a remaining reserve of $0.4 million.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, prepaid expenses, accelerated depreciation for tax purposes, gains and losses on sales of assets, and a significant number of liabilities such as vacation pay, workers’ compensation and third-party casualty claims, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2024 and 2023, income as determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2024, we made federal, state, and foreign tax payments of $20.7 million, and received refunds of less than $0.1 million of state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Our total effective tax rate was 1.6% and 22.3% for the six months ended June 30, 2024 and 2023, respectively, including discontinued operations, which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, had no effect on second quarter 2024 and was $0.2 million, or an effective tax rate of 25.5% for the six months ended June 30, 2024. For the three and six months ended June 30, 2023, income tax expense reflected $0.3 million and $18.3 million, respectively, or an effective tax rate of 25.5% in each period.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during the six months ended June 30, 2024. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

During the six months ended June 30, 2024, the Company repurchased 251,668 shares for aggregate cost of $31.6 million, including 114,170 shares for an aggregate cost of $14.6 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. As of June 30, 2024 and December 31, 2023, the Company had $99.4 million and $33.5 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
4/1/2024-4/30/2024	36,547	$142.16	36,547	$110,152
5/1/2024-5/31/2024	94,440	114.14	94,440	$99,372
6/1/2024-6/30/2024	—	—	—	$99,372
Total	130,987	$121.96	130,987
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1

Third Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

3.2

Eighth Amended and Restated Bylaws of the Company dated as of February 29, 2024 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2024, File No. 000-19969, and incorporated herein by reference).

10.1

Third Amendment to Third Amended and Restated Receivables Loan Agreement dated as of June 12, 2024, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2024, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: August 2, 2024	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	/s/ J. Matthew Beasley
J. Matthew Beasley
Vice President — Chief Financial Officer
(Principal Financial Officer)