Form 10-Q
period 2024-09-30
ARCBEST CORP /DE/
filed 2024-11-01
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $0.01 par value	23,399,562 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2024	2023
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,461	$262,226
Short-term investments	40,639	67,842
Accounts receivable, less allowances (2024 – $9,010; 2023 – $10,346)	422,861	430,122
Other accounts receivable, less allowances (2024 – $650; 2023 – $731)	13,247	52,124
Prepaid expenses	32,400	37,034
Prepaid and refundable income taxes	21,421	24,319
Other	10,880	11,116
TOTAL CURRENT ASSETS	691,909	884,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	520,894	460,068
Revenue equipment	1,170,045	1,126,055
Service, office, and other equipment	353,880	319,466
Software	182,035	173,354
Leasehold improvements	29,648	24,429
	2,256,502	2,103,372
Less allowances for depreciation and amortization	1,207,110	1,188,548
PROPERTY, PLANT AND EQUIPMENT, net	1,049,392	914,824
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	91,627	101,150
OPERATING RIGHT-OF-USE ASSETS	193,467	169,999
DEFERRED INCOME TAXES	8,293	8,140
OTHER LONG-TERM ASSETS	74,739	101,445
TOTAL ASSETS	$2,414,180	$2,485,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$204,696	$214,004
Income taxes payable	4,808	10,410
Accrued expenses	360,738	378,029
Current portion of long-term debt	62,199	66,948
Current portion of operating lease liabilities	33,127	32,172
TOTAL CURRENT LIABILITIES	665,568	701,563
LONG-TERM DEBT, less current portion	118,312	161,990
OPERATING LEASE LIABILITIES, less current portion	192,046	176,621
POSTRETIREMENT LIABILITIES, less current portion	13,269	13,319
CONTINGENT CONSIDERATION	12,160	92,900
DEFERRED INCOME TAXES	65,738	55,785
OTHER LONG-TERM LIABILITIES	39,991	40,553
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2024: 30,400,558 shares; 2023: 30,024,125 shares	304	300
Additional paid-in capital	327,335	340,961
Retained earnings	1,409,025	1,272,584
Treasury stock, at cost, 2024: 6,938,452 shares; 2023: 6,460,137 shares	(431,914)	(375,806)
Accumulated other comprehensive income	2,346	4,324
TOTAL STOCKHOLDERS’ EQUITY	1,307,096	1,242,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,414,180	$2,485,094

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,063,124	$1,128,350	$3,177,374	$3,337,908

OPERATING EXPENSES	928,131	1,083,259	2,971,101	3,229,542

OPERATING INCOME	134,993	45,091	206,273	108,366

OTHER INCOME (COSTS)
Interest and dividend income	3,130	3,946	9,686	10,604
Interest and other related financing costs	(2,281)	(2,236)	(6,587)	(6,768)
Other, net	862	89	(28,118)	6,907
	1,711	1,799	(25,019)	10,743

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	136,704	46,890	181,254	119,109

INCOME TAX PROVISION	36,390	11,963	36,928	25,735

NET INCOME FROM CONTINUING OPERATIONS	100,314	34,927	144,326	93,374

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	(10)	600	53,269

NET INCOME	$100,314	$34,917	$144,926	$146,643

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$4.25	$1.46	$6.12	$3.87
Discontinued operations	—	—	0.03	2.21
	$4.25	$1.45	$6.14	$6.08

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$4.23	$1.42	$6.03	$3.77
Discontinued operations	—	—	0.03	2.15
	$4.23	$1.42	$6.06	$5.92

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,624,761	24,004,255	23,601,548	24,119,449
Diluted	23,690,120	24,525,258	23,923,047	24,756,993

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(Unaudited)
	(in thousands)
NET INCOME	$100,314	$34,917	$144,926	$146,643

OTHER COMPREHENSIVE LOSS, net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax: (2024 – Three-month period $64, Nine-month period $193) (2023 – Three-month period $86, Nine-month period $257)
Net actuarial gain	(185)	(247)	(557)	(741)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2024 – Three-month period $107, Nine-month period $389) (2023 – Three-month period $127, Nine-month period $277)	(304)	(360)	(1,102)	(781)
Change in foreign currency translation, net of tax: (2024 – Three-month period $127, Nine-month period $113) (2023 – Three-month period $132, Nine-month period $3)	362	(376)	(319)	5

OTHER COMPREHENSIVE LOSS, net of tax	(127)	(983)	(1,978)	(1,517)

TOTAL COMPREHENSIVE INCOME	$100,187	$33,934	$142,948	$145,126

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30, 2024 and 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538
Net income				100,314				100,314
Other comprehensive loss, net of tax							(127)	(127)
Issuance of common stock under share-based compensation plans	1	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(28)					(28)
Share-based compensation expense			2,718					2,718
Purchase of treasury stock					226	(24,481)		(24,481)
Dividends declared on common stock				(2,838)				(2,838)
Balance at September 30, 2024	30,401	$304	$327,335	$1,409,025	6,938	$(431,914)	$2,346	$1,307,096

Balance at June 30, 2023	30,008	$300	$335,397	$1,194,610	5,983	$(325,515)	$6,569	$1,211,361
Net income				34,917				34,917
Other comprehensive loss, net of tax							(983)	(983)
Issuance of common stock under share-based compensation plans	10	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(34)					(34)
Share-based compensation expense			3,005					3,005
Purchase of treasury stock					235	(24,646)		(24,646)
Dividends declared on common stock				(2,887)				(2,887)
Balance at September 30, 2023	30,018	$300	$338,368	$1,226,640	6,218	$(350,161)	$5,586	$1,220,733

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)

	Nine Months Ended September 30, 2024 and 2023
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net income				144,926				144,926
Other comprehensive loss, net of tax							(1,978)	(1,978)
Issuance of common stock under share-based compensation plans	377	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,662)					(22,662)
Share-based compensation expense			9,040					9,040
Purchase of treasury stock					478	(56,108)		(56,108)
Dividends declared on common stock				(8,485)				(8,485)
Balance at September 30, 2024	30,401	$304	$327,335	$1,409,025	6,938	$(431,914)	$2,346	$1,307,096

Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				146,643				146,643
Other comprehensive loss, net of tax							(1,517)	(1,517)
Issuance of common stock under share-based compensation plans	259	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,056)					(10,056)
Share-based compensation expense			8,844					8,844
Purchase of treasury stock					689	(65,886)		(65,886)
Dividends declared on common stock				(8,696)				(8,696)
Balance at September 30, 2023	30,018	$300	$338,368	$1,226,640	6,218	$(350,161)	$5,586	$1,220,733

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2024	2023

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$144,926	$146,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,104	98,711
Amortization of intangibles	9,616	9,631
Share-based compensation expense	9,040	8,590
Provision for losses on accounts receivable	2,038	2,621
Change in deferred income taxes	10,547	(10,880)
(Gain) loss on sale of property and equipment	(1,063)	1,134
Pre-tax gain on sale of discontinued operations	(806)	(70,201)
Lease impairment charges	—	30,162
Change in fair value of contingent consideration	(80,740)	(12,800)
Change in fair value of equity investment	28,739	(3,739)
Changes in operating assets and liabilities:
Receivables	44,344	43,478
Prepaid expenses	4,634	8,640
Other assets	(3,364)	2,393
Income taxes	(2,870)	(22,051)
Operating right-of-use assets and lease liabilities, net	(7,088)	3,286
Accounts payable, accrued expenses, and other liabilities	(29,009)	(40,863)
NET CASH PROVIDED BY OPERATING ACTIVITIES	229,048	194,755

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(169,839)	(129,779)
Proceeds from sale of property and equipment	6,187	5,972
Proceeds from sale of discontinued operations	—	100,949
Purchases of short-term investments	(29,236)	(80,353)
Proceeds from sale of short-term investments	55,874	160,570
Capitalization of internally developed software	(12,437)	(9,424)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(149,451)	47,935

FINANCING ACTIVITIES
Payments on long-term debt	(102,366)	(52,489)
Net change in book overdrafts	(1,676)	(12,489)
Deferred financing costs	(65)	57
Payment of common stock dividends	(8,485)	(8,696)
Purchases of treasury stock	(56,108)	(65,886)
Payments for tax withheld on share-based compensation	(22,662)	(10,056)
NET CASH USED IN FINANCING ACTIVITIES	(191,362)	(149,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,765)	93,131
Cash and cash equivalents of continuing operations at beginning of period	262,226	158,264
Cash and cash equivalents of discontinued operations at beginning of period	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,461	$251,503

NONCASH INVESTING ACTIVITIES
Equipment financed	$53,939	$31,024
Accruals for equipment received	$5,114	$5,743
Lease liabilities arising from obtaining right-of-use assets	$40,872	$49,033

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

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2024. As of September 2024, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

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

For the three and nine months ended September 30, 2023, certain reclassifications have been made between operating expenses lines of the Asset-Light segment to conform to the current-year presentation (see Note J). There was no impact on total Asset-Light operating expenses as a result of these reclassifications.

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

Accounting Pronouncements Not Yet Adopted

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, was amended in November 2023 through the issuance of Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 will require enhanced disclosures of significant segment expenses on an annual and interim basis. ASU 2023-07, which is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, is not expected to have a significant impact on the Company’s disclosures as significant segment expenses are disclosed within Note J.

ASC Topic 740, Income Taxes, was amended in December 2023 through the issuance of ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, while early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$118,367	$168,472
Money market funds(2)	32,094	93,754
Total cash and cash equivalents	$150,461	$262,226

Short-term investments
Certificates of deposit(1)	$40,639	$67,842

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2024 and December 31, 2023, cash deposits and short-term investments totaling $54.3 million and $76.3 million, respectively, were not FDIC insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2024		2023

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$—	$—	$50,000	$50,000
Notes payable(2)	180,511	181,503	178,938	177,149
New England Pension Fund withdrawal liability(3)	18,857	17,761	19,402	18,220
	$199,368	$199,264	$248,340	$245,369

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy). The Company paid down the $50.0 million debt under the Credit Facility on September 30, 2024.
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.3% at both September 30, 2024 and December 31, 2023, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of September 30, 2024, the outstanding withdrawal liability totaled $18.9 million, of which $0.8 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$32,094	$32,094	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,435	5,435	—	—
Interest rate swap(3)	219	—	219	—
	$37,748	$37,529	$219	$—
Liabilities:
Contingent consideration(4)	$12,160	$—	$—	$12,160

	December 31, 2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$93,754	$93,754	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,627	4,627	—	—
Interest rate swap(3)	1,710	—	1,710	—
	$100,091	$98,381	$1,710	$—
Liabilities:
Contingent consideration(4)	$92,900	$—	$—	$92,900

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The fair value of the interest rate swap was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2024 and December 31, 2023 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.
(4)	As part of the Agreement and Plan of Merger (the “Merger Agreement”) of MoLo, certain additional cash consideration is required to be paid by the Company based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for each of the years ended December 31, 2023, 2024, and 2025. The estimated fair value of contingent consideration is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and adjusted EBITDA to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 12.7% and 13.3% as of September 30, 2024 and December 31, 2023, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. The decrease in fair value of contingent earnout consideration as of September 30, 2024 compared to December 31, 2023 primarily reflects the reduction in payout assumptions projected for the earnout in 2025, due to the continued soft truckload environment and the latest industry expectations for a truckload market recovery being pushed further into 2025 than previously estimated.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2023	$92,900
Change in fair value included in operating income	(80,740)
Balance at September 30, 2024	$12,160

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

The following table provides the change in fair value of equity investments on a nonrecurring basis using inputs categorized in Level 3 of the fair value hierarchy:

Equity Investment
(in thousands)
Balance at December 31, 2023	$28,739
Change in fair value included in other income	(28,739)
Balance at September 30, 2024	$—

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

The following table summarizes the financial results from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
Revenues	$—	$—	$—	$55,929

Operating expenses
(Gain) loss on sale of business(1)	—	14	(806)	(70,201)
Other	—	—	—	54,623
	—	14	(806)	(15,578)

Operating income (loss)	—	(14)	806	71,507

Other income, net(2)	—	—	—	17

Income (loss) from discontinued operations before income taxes	—	(14)	806	71,524

Income tax provision (benefit)	—	(4)	206	18,255

Income (loss) from discontinued operations, net of tax	$—	$(10)	$600	$53,269
(1)	The 2024 period includes the reversal of an employee-related contingent liability that expired one-year after disposition, per the purchase agreement. The nine months ended September 30, 2023 includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses, as well as the resolution of certain post-close contingencies in second quarter 2023.
(2)	The nine months ended September 30, 2023 includes interest expense, which is immaterial.

Cash flows from discontinued operations of FleetNet were as follows:

	Nine Months Ended
	September 30
	2024	2023

	(in thousands)
Net cash provided by operating activities(1)	$—	$762
Net cash used in investing activities(2)	—	(397)
Net cash used in financing activities	—	(473)
Net decrease in cash and cash equivalents	$—	$(108)
(1)	The 2023 period includes depreciation and amortization expense of $0.4 million and share-based compensation expense of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	The 2023 period includes purchases of property, plant and equipment of $0.1 million. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both September 30, 2024 and December 31, 2023, primarily relates to the Asset-Light segment acquisitions of MoLo and Panther. Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually as of October 1 or more frequently if indicators of impairment exist. As a result of the continuing soft market conditions and lower business levels in the Asset-Light segment during the third quarter of 2024, the Company performed an interim quantitative analysis as of September 1, 2024 on the fair value of its goodwill and indefinite-lived intangible assets, including the Panther trade name. A third-party valuation specialist was utilized in performing the impairment analysis. Management considered current and forecasted business levels and estimated future cash flows over several years, using the reporting units weighted average cost of capital. Management’s assumptions included a truckload market recovery beginning in mid-2025 and continuing into 2026. Based on the analysis performed, management determined it was more likely than not that the goodwill and indefinite-lived intangible assets were not impaired as of September 1, 2024.

The evaluation of goodwill impairment requires management’s judgement and the use of estimates and assumptions to determine if indicators of impairment exist at an interim date. Assumptions require considerable judgement because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations, including the impact of having excess capacity and a soft rate truckload environment, could materially affect future analyses and result in material impairments of goodwill and indefinite-lived intangible assets.

Intangible assets consisted of the following:

		September 30, 2024			December 31, 2023
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$57,676	$41,903	$99,579	$51,357	$48,222
Other	8	30,245	12,821	17,424	30,151	9,523	20,628
	11	129,824	70,497	59,327	129,730	60,880	68,850
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,124	$70,497	$91,627	$162,030	$60,880	$101,150

As of September 30, 2024, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2024	$3,199
2025	12,798
2026	8,691
2027	7,266
2028	7,266
Thereafter	20,107
Total amortization	$59,327

NOTE E – INCOME TAXES

The Company’s total effective tax rate was 26.6% and 20.4% for the three and nine months ended September 30, 2024, respectively, compared to 25.5% and 23.1% for the same respective prior year periods. The 2023 periods include the discontinued operations of FleetNet, as further discussed in Note C. The effective tax rate from continuing operations was

26.6% and 20.4% for the three and nine months ended September 30 2024, respectively, compared to 25.5% and 21.6% for the same respective periods of 2023. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2024 and 2023, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from various factors, including state income taxes, various nondeductible expenses, including compensation under IRC Section 162(m), changes in the cash surrender value of life insurance, the federal alternative fuel tax credit, and the tax benefit from the vesting of RSUs, and for the nine months ended September 30, 2024, adjustments to uncertain tax positions.

As of September 30, 2024, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2024, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes of $29.2 million, net of refunds, and $76.6 million, net of refunds for the nine months ended September 30, 2024 and 2023, respectively.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million for the nine months ended September 30, 2024, or an effective tax rate of 25.5%. For the three and nine months ended September 30, 2023, income tax reflected in discontinued operations was tax benefit of less than $0.1 million and tax expense $18.3 million, respectively, or an effective tax rate of 25.5% in each period.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
Operating lease expense	$10,936	$9,880	$31,954	$29,094
Variable lease expense	1,893	1,792	5,512	5,094
Sublease income	(651)	(49)	(2,025)	(168)
Total operating lease expense(1)	$12,178	$11,623	$35,441	$34,020
(1)	Operating lease expense excludes short-term leases with a term of 12 months or less.

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended
	September 30
	2024	2023

	(in thousands)
Noncash change in operating right-of-use assets	$25,152	$25,836
Cash payments to obtain right-of-use assets	(7,752)	—
Change in operating lease liabilities	(24,488)	(22,550)
Operating right-of-use-assets and lease liabilities, net	$(7,088)	$3,286

Cash paid for amounts included in the measurement of operating lease liabilities	$(31,291)	$(25,738)

Maturities of operating lease liabilities at September 30, 2024, were as follows:

			Equipment
		Land and	and
	Total	Structures(1)	Other

	(in thousands)
Remainder of 2024	$10,823	$10,823	$—
2025	41,892	41,869	23
2026	39,170	39,170	—
2027	32,596	32,596	—
2028	29,114	29,114	—
Thereafter	116,436	116,436	—
Total lease payments	270,031	270,008	23
Less imputed interest	(44,858)	(44,858)	—
Total	$225,173	$225,150	$23
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of September 30, 2024, totaling $2.8 million, which will be paid over approximately 7 years.

Lease Impairment Charges

As previously disclosed in the Company’s 2023 Form 10-K, during the third quarter of 2023, the Company evaluated for impairment certain long-lived operating right-of-use assets that were made available for sublease. After determining the carrying values of these asset groups were not recoverable, impairment was measured and $30.2 million in lease impairment charges were recognized as a component of operating expenses for the amount by which the carrying value exceeded the fair value of the asset groups. To estimate the fair value of the asset groups, the Company relied on a discounted cash flow method utilizing market-participant discount rates estimated with Level 3 inputs (see Note B). The Company determined the right-of-use assets and leasehold improvements are not or will not be abandoned, as these properties have been subleased or are available to sublease, and the right-of-use assets will continue to be classified as held and used.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment, and, at December 31, 2023, borrowings outstanding under the Company’s revolving credit facility, as follows:

	September 30	December 31
	2024	2023

	(in thousands)
Credit Facility(1)	$—	$50,000
Notes payable (weighted-average interest rate of 4.4% at September 30, 2024)	180,511	178,938
	180,511	228,938
Less current portion	62,199	66,948
Long-term debt, less current portion	$118,312	$161,990

(1)	The interest rate swap mitigated interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility at December 31, 2023 and through the paydown of the $50.0 million outstanding balance under the Credit Facility on September 30, 2024.

Scheduled payments of long-term debt obligations as of September 30, 2024, were as follows:

Notes
Payable
(in thousands)
Due in one year or less	$69,006
Due after one year through two years	53,779
Due after two years through three years	40,283
Due after three years through four years	21,169
Due after four years through five years	11,799
Due after five years	27
Total payments	196,063
Less amounts representing interest	15,552
Long-term debt	$180,511

Assets securing notes payable were included in property, plant and equipment as follows:

	September 30	December 31
	2024	2023

	(in thousands)
Revenue equipment	$288,172	$300,922
Service, office and other equipment	28,587	38,138
Total assets securing notes payable	316,759	339,060
Less accumulated depreciation(1)	115,338	135,305
Net assets securing notes payable	$201,421	$203,755

(1)	Depreciation of assets securing notes payable is included in depreciation expense.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. On September 30, 2024, the Company voluntarily paid down the $50.0 million outstanding on the Credit Facility, increasing the borrowing availability to $250.0 million.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2024.

Interest Rate Swap

As noted in the table above, the Company had an interest rate swap agreement with a $50.0 million notional amount, which terminated on October 1, 2024.

The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at September 30, 2024 and December 31, 2023, and the change in the unrealized gain or loss on the interest rate swap for the three and nine months ended September 30, 2024 and 2023 was reported in other comprehensive loss, net of tax, in the consolidated statements of comprehensive income. The interest rate swap was subject to certain customary provisions that could allow the counterparty to request immediate settlement of the fair value liability or asset upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at September 30, 2024.

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

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon SOFR or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the accounts receivable securitization program at September 30, 2024.

The accounts receivable securitization program includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2024, standby letters of credit of $16.9 million have been issued under the program, which reduced the available borrowing capacity to $33.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2024, the Company had letters of credit outstanding of $17.5 million (including $16.9 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2024, surety bonds outstanding related to the self-insurance program totaled $63.2 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $43.6 million and $53.9 million during the three and nine months ended September 30, 2024, respectively. Subsequent to September 30, 2024 and through November 1, 2024, the Company financed the purchase of an additional $10.0 million of revenue equipment through promissory note arrangements.

NOTE H – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30	December 31
	2024	2023

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$6,066	$6,816
Interest rate swap	219	1,710
Foreign currency translation	(3,141)	(2,709)

Total	$3,144	$5,817

After-tax amounts:
Unrecognized net periodic benefit credit	$4,504	$5,061
Interest rate swap	161	1,263
Foreign currency translation	(2,319)	(2,000)

Total	$2,346	$4,324

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for 2024 and 2023:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(1,421)	—	(1,102)	(319)
Amounts reclassified from accumulated other comprehensive income	(557)	(557)	—	—
Net current-period other comprehensive loss	(1,978)	(557)	(1,102)	(319)

Balances at September 30, 2024	$2,346	$4,504	$161	$(2,319)

Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(776)	—	(781)	5
Amounts reclassified from accumulated other comprehensive income	(741)	(741)	—	—
Net current-period other comprehensive income (loss)	(1,517)	(741)	(781)	5

Balances at September 30, 2023	$5,586	$6,155	$1,823	$(2,392)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Nine Months Ended September 30
	2024	2023

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$750	$998
Tax expense	(193)	(257)
Total, net of tax	$557	$741

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2024		2023
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,828	$0.12	$2,915
Second quarter	$0.12	$2,819	$0.12	$2,894
Third quarter	$0.12	$2,838	$0.12	$2,887

On October 30, 2024, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 13, 2024.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2023, the Company had $33.5 million available for repurchases of its common stock under the share repurchase program. In February 2024, the Board of Directors reauthorized the share repurchase program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During the nine months ended September 30, 2024, the Company repurchased 478,315 shares for an aggregate cost of $56.1 million, including 211,692 shares for an aggregate cost of $25.5 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. The Company had $74.9 million remaining under its share repurchase program as of September 30, 2024. Subsequent to September 30, 2024 through October 31, 2024, the Company settled repurchases of 62,544 shares for an aggregate cost of $6.5 million.

NOTE I – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$100,314	$34,927	$144,326	$93,374
Net income (loss) from discontinued operations	—	(10)	600	53,269
Net income	$100,314	$34,917	$144,926	$146,643
Denominator:
Weighted-average shares	23,624,761	24,004,255	23,601,548	24,119,449

Basic earnings per common share
Continuing operations	$4.25	$1.46	$6.12	$3.87
Discontinued operations	—	—	0.03	2.21
Total basic earnings per common share(1)	$4.25	$1.45	$6.14	$6.08

Diluted
Numerator:
Net income from continuing operations	$100,314	$34,927	$144,326	$93,374
Net income (loss) from discontinued operations	—	(10)	600	53,269
Net income	$100,314	$34,917	$144,926	$146,643
Denominator:
Weighted-average shares	23,624,761	24,004,255	23,601,548	24,119,449
Effect of dilutive securities	65,359	521,003	321,499	637,544
Adjusted weighted-average shares and assumed conversions	23,690,120	24,525,258	23,923,047	24,756,993

Diluted earnings per common share
Continuing operations	$4.23	$1.42	$6.03	$3.77
Discontinued operations	—	—	0.03	2.15
Total diluted earnings per common share(1)	$4.23	$1.42	$6.06	$5.92

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives; and the impact of external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years, including the three and nine months ended September 30, 2024 and 2023.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
REVENUES
Asset-Based	$709,722	$741,186	$2,093,914	$2,161,018
Asset-Light	385,324	419,312	1,177,504	1,267,220
Other and eliminations	(31,922)	(32,148)	(94,044)	(90,330)
Total consolidated revenues	$1,063,124	$1,128,350	$3,177,374	$3,337,908

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$358,469	$357,582	$1,056,146	$1,037,725
Fuel, supplies, and expenses	79,170	91,493	243,152	276,678
Operating taxes and licenses	13,538	13,865	40,624	41,938
Insurance	19,819	13,654	51,265	39,816
Communications and utilities	4,793	4,729	14,004	14,586
Depreciation and amortization	26,967	26,537	80,620	76,721
Rents and purchased transportation	73,600	79,233	209,586	271,899
Shared services	69,463	70,699	206,622	209,780
(Gain) loss on sale of property and equipment and lease impairment charges(1)	(1,688)	540	(1,630)	905
Innovative technology costs(2)	—	7,300	—	21,711
Other	1,571	731	3,257	3,640
Total Asset-Based	645,702	666,363	1,903,646	1,995,399

Asset-Light
Purchased transportation	331,107	365,217	1,014,476	1,078,482
Salaries, wages, and benefits(3)	30,150	31,193	91,490	98,688
Supplies and expenses(3)	2,702	2,625	8,279	9,159
Depreciation and amortization(4)	5,037	5,097	15,154	15,250
Shared services(3)	17,547	16,218	51,118	49,232
Contingent consideration(5)	(91,910)	(17,840)	(80,740)	(12,800)
Lease impairment charges(6)	—	14,407	—	14,407
Other(3)	5,912	6,099	17,704	19,417
Total Asset-Light	300,545	423,016	1,117,481	1,271,835

Other and eliminations(7)	(18,116)	(6,120)	(50,026)	(37,692)
Total consolidated operating expenses	$928,131	$1,083,259	$2,971,101	$3,229,542
(1)	The three and nine months ended September 30, 2023 include a $0.7 million noncash lease-related impairment charge for a service center.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(3)	For the three and nine months ended September 30, 2023, certain expenses have been reclassed to conform to the current year presentation, including amounts previously reported in “Shared services” that were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item, and certain immaterial facility rent expenses which were reclassed between line items.
(4)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(5)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(6)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease.
(7)	For the three and nine months ended September 30, 2023, “Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$64,020	$74,823	$190,268	$165,619
Asset-Light(1)	84,779	(3,704)	60,023	(4,615)
Other and eliminations(2)	(13,806)	(26,028)	(44,018)	(52,638)
Total consolidated operating income	$134,993	$45,091	$206,273	$108,366

OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$3,130	$3,946	$9,686	$10,604
Interest and other related financing costs	(2,281)	(2,236)	(6,587)	(6,768)
Other, net(3)	862	89	(28,118)	6,907
Total other income (costs)	1,711	1,799	(25,019)	10,743
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$136,704	$46,890	$181,254	$119,109
(1)	Includes the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(2)	For the three and nine months ended September 30, 2023, “Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.
(3)	The nine months ended September 30, 2024 includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed. The nine months ended September 30, 2023 includes a $3.7 million fair value increase related to the Company’s investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
Revenues from customers
Asset-Based	$677,537	$709,126	$2,000,671	$2,073,101
Asset-Light	384,125	417,744	1,173,327	1,261,703
Other	1,462	1,480	3,376	3,104
Total consolidated revenues	$1,063,124	$1,128,350	$3,177,374	$3,337,908

Intersegment revenues
Asset-Based	$32,185	$32,060	$93,243	$87,917
Asset-Light	1,199	1,568	4,177	5,517
Other and eliminations	(33,384)	(33,628)	(97,420)	(93,434)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$709,722	$741,186	$2,093,914	$2,161,018
Asset-Light	385,324	419,312	1,177,504	1,267,220
Other and eliminations	(31,922)	(32,148)	(94,044)	(90,330)
Total consolidated revenues	$1,063,124	$1,128,350	$3,177,374	$3,337,908

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$455,685	$456,022	$1,348,491	$1,342,123
Rents, purchased transportation, and other costs of services	369,785	410,436	1,121,241	1,255,753
Fuel, supplies, and expenses(1)	109,017	122,552	330,676	368,432
Depreciation and amortization(2)	36,611	37,141	109,720	107,962
Contingent consideration(3)	(91,910)	(17,840)	(80,740)	(12,800)
Lease impairment charges(4)	—	30,162	—	30,162
Other(1)	48,943	44,786	141,713	137,910
	$928,131	$1,083,259	$2,971,101	$3,229,542
(1)	For the 2023 periods, certain facility rent expenses have been reclassed between line items to conform to the current year presentation. Adjustments made are not material.
(2)	Includes amortization of intangible assets.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(4)	Represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.

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

During fourth quarter 2023, the Company tentatively settled a claim for approximately $9.5 million related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The settlement has been preliminarily approved by the court and notice has been sent to the affected employees. A hearing is scheduled to be held in November 2024, at which time the court will determine whether to grant final approval of the settlement. The estimated settlement expense for this matter was recognized during the fourth quarter of 2023, and the reserve is maintained within accrued expenses in the consolidated balance sheet as of September 30, 2024.

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands, except per share data)
REVENUES
Asset-Based	$709,722	$741,186	$2,093,914	$2,161,018
Asset-Light	385,324	419,312	1,177,504	1,267,220
Other and eliminations	(31,922)	(32,148)	(94,044)	(90,330)
Total consolidated revenues	$1,063,124	$1,128,350	$3,177,374	$3,337,908

OPERATING INCOME (LOSS)
Asset-Based	$64,020	$74,823	$190,268	$165,619
Asset-Light	84,779	(3,704)	60,023	(4,615)
Other and eliminations	(13,806)	(26,028)	(44,018)	(52,638)
Total consolidated operating income	$134,993	$45,091	$206,273	$108,366

NET INCOME FROM CONTINUING OPERATIONS	$100,314	$34,927	$144,326	$93,374

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax(1)	—	(10)	600	53,269

NET INCOME	$100,314	$34,917	$144,926	$146,643

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$4.23	$1.42	$6.03	$3.77
Discontinued operations(1)	—	—	0.03	2.15
Total diluted earnings per common share	$4.23	$1.42	$6.06	$5.92
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The nine months ended September 30, 2024 represents adjustments related to the prior year gain on sale of FleetNet. The nine months ended September 30, 2023 includes the net gain on sale of FleetNet of $52.3 million (after-tax) or $2.11 diluted earnings per share. Discontinued operations are further described within Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our consolidated revenues decreased 5.8% and 4.8% for the three and nine months ended, respectively, compared to the same prior-year periods. The revenue decline is primarily attributable to lower market rates for our Asset-Light shipping and logistics services in a soft market environment and a decrease in our Asset-Based daily tonnage levels. The lower tonnage levels are primarily due to lower weight per shipment, compared to the prior-year period, despite an increase in demand for LTL-rated shipments following market disruption in 2023, as further discussed below. The year-over-year decrease in consolidated revenues for the three and nine months ended September 30, 2024 reflects decreases in our Asset-Based revenues of 4.2% and 3.1%, respectively, and decreases in Asset-Light revenues of 8.1% and 7.1%, respectively. The elimination of revenues reported in the “Other and eliminations” line of consolidated revenues decreased 0.7% for the three months ended and increased 4.1% for the nine months ended September 30, 2024, compared to the same periods of 2023, reflecting year-over-year changes in intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a decrease in tonnage per day for the three and nine months ended September 30, 2024, compared to the same periods of 2023, partially offset by an increase in billed revenue per hundredweight, including fuel surcharges. The decrease in tonnage per day is a result of a softer market environment driven in part by a weaker manufacturing sector, partially offset by an increase in demand during the first half of 2024 for

LTL-rated shipments following the shutdown of one of our larger LTL competitors in late July 2023. The increase in total billed revenue per hundredweight, including fuel surcharges, was driven by lower weight per shipment, a general rate increase implemented in third quarter 2024 and increases to deferred pricing agreements, partially offset by a decrease in fuel surcharge revenue associated with lower fuel prices and changes in business mix.

The decrease in revenues of our Asset-Light segment for the three and nine months ended September 30, 2024, compared to the same prior-year periods, was impacted by a decline in revenue per shipment associated with soft market conditions and changes in business mix, partially offset by an increase in shipments per day for the nine months ended September 30, 2024, compared to the same period of 2023, while shipments per day decreased slightly for the third quarter of 2024 versus the same prior-year period. Our Asset-Light segment generated approximately 35% and 36% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2024, respectively, compared to 36% and 37%, respectively, for the same periods of 2023.

Consolidated operating income improved year-over-year reflecting the $91.9 million reduction in the contingent earnout consideration accrual during third quarter 2024 and a decrease in operating expenses due to lower purchased transportation costs in both of our operating segments and lower employee costs in the Asset-Light segment from continued alignment of costs to business levels, offset partially by higher employee costs in the Asset-Based segment due to union wage and benefit rate increases. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three and nine months ended September 30, 2024 and our consolidated and Asset-Based segment results for the same periods of 2023. In March 2023, we publicly launched our customer offering of Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. In February 2024, we announced the next step in our Vaux suite – Vaux Smart Autonomy™, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize our performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. For the three and nine months ended September 30, 2023, innovative technology costs also included our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. Our combined innovative technology costs decreased consolidated operating results by a total of $8.5 million (pre-tax), or $6.5 million (after-tax) and $0.27 per diluted share, for third quarter 2024, compared to $14.1 million (pre-tax), or $10.6 million (after-tax) and $0.43 per diluted share, for third quarter 2023. For the nine months ended September 30, 2024, these costs decreased consolidated results by a total of $26.5 million (pre-tax), or $20.3 million (after-tax) and $0.85 per diluted share, compared to $41.4 million (pre-tax), or $31.3 million (after-tax) and $1.26 per diluted share, for the same period of 2023.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. For the third quarter of 2024, consolidated operating results increased by $91.9 million (pre-tax), or $69.1 million (after-tax) and $2.92 per diluted share, due to quarterly remeasurement which resulted in a lower liability of the contingent earnout consideration, and increased consolidated operating results by $17.8 million (pre-tax), or $13.4 million (after-tax) and $0.55 per diluted share for the third quarter of 2023. For the nine months ended September 30 2024, the quarterly remeasurement increased consolidated operating results by $80.7 million (pre-tax), or $60.7 million (after-tax) and $2.54 per diluted share, compared to an increase of $12.8 million (pre-tax), or $9.6 million (after-tax) and $0.39 per diluted share for the same period of 2023. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the nine months ended September 30, 2024, consolidated net income and earnings per share were impacted by a one-time, noncash impairment charge of $21.6 million (after-tax), or $0.90 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024. We recorded an adjustment to the fair value of our equity investment in Phantom Auto based on an observable price change during second quarter 2023, which increased consolidated net income by $2.8 million (after-tax), or $0.11 per diluted share, for the nine-month period ended September 30, 2023. These charges were recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company recognized lease impairment charges during the third quarter of 2023 related to a freight handling pilot facility, a service center, and certain office spaces that were subleased or made available for sublease, as further described within Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Lease impairment charges reduced operating results by $30.2 million (pre-tax), or $22.6 million (after-tax), and $0.92 per diluted share and $0.91 per diluted share for the three and nine months ended September 30, 2023, respectively. Remeasurement of the right-of-use assets and leasehold improvements is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $1.3 million, or $0.06 per diluted share, and $3.0 million, or $0.13 per diluted share, for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million, or $0.01 per diluted share, and $2.8 million, or $0.11 per diluted share, for the same respective prior-year periods. While a small amount of restricted stock units vested during the three months ended September 30, 2024 resulting in an immaterial tax benefit, the vesting of restricted stock units resulted in a tax benefit of $11.3 million, or $0.47 per diluted share, for the nine months ended September 30, 2024, compared to a tax benefit of $0.2 million, or $0.01 per diluted share, and $5.1 million, or $0.21 per diluted share, for the three and nine months ended September 30, 2023, respectively.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and our equity investment, and lease impairment charges, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income (loss), or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
Net Income from Continuing Operations	$100,314	$34,927	$144,326	$93,374
Interest and other related financing costs	2,281	2,236	6,587	6,768
Income tax provision	36,390	11,963	36,928	25,735
Depreciation and amortization(1)	36,611	37,141	109,720	107,962
Amortization of share-based compensation	2,718	3,005	9,040	8,537
Change in fair value of contingent consideration(2)	(91,910)	(17,840)	(80,740)	(12,800)
Lease impairment charges(3)	—	30,162	—	30,162
Change in fair value of equity investment(4)	—	—	28,739	(3,739)
Consolidated Adjusted EBITDA from Continuing Operations	$86,404	$101,594	$254,600	$255,999
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	For the nine months ended September 30, 2024, represents a noncash impairment charge to write off our equity investment in Phantom Auto and, for the nine months ended September 30, 2023, represents increases in fair value of our investment in Phantom Auto, as previously discussed.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and nine months ended September 30, 2024 and 2023.

The key indicators necessary to understand the operating results of our Asset-Based segment are described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2023 Annual Report on Form 10-K. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics, which are important measures in analyzing segment operating results from period to period.

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

As of September 2024, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2024, and the health, welfare, and pension benefit contribution rate increased effective primarily on August 1, 2024, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.7%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	50.5%	48.2%	50.4%	48.0%
Fuel, supplies, and expenses	11.2	12.4	11.6	12.8
Operating taxes and licenses	1.9	1.9	1.9	1.9
Insurance	2.8	1.8	2.4	1.8
Communications and utilities	0.6	0.6	0.7	0.7
Depreciation and amortization	3.8	3.6	3.9	3.6
Rents and purchased transportation	10.4	10.7	10.0	12.6
Shared services	9.8	9.5	9.9	9.7
(Gain) loss on sale of property and equipment and lease impairment charges	(0.2)	0.1	(0.1)	—
Innovative technology costs(1)	—	1.0	—	1.0
Other	0.2	0.1	0.2	0.2
	91.0%	89.9%	90.9%	92.3%

Asset-Based Operating Income	9.0%	10.1%	9.1%	7.7%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the 2023 Form 10-K Asset-Based Segment Overview section:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2024	2023	% Change	2024	2023	% Change
Workdays(1)	63.5	62.5		191.0	190.0
Billed revenue per hundredweight, including fuel surcharges	$50.76	$47.28	7.4%	$49.81	$43.17	15.4%
Billed revenue per shipment, including fuel surcharges	551.34	574.95	(4.1)%	552.20	549.53	0.5%
Tonnage per day	10,983	12,389	(11.3)%	11,035	13,192	(16.4)%
Shipments per day	20,221	20,373	(0.7)%	19,907	20,727	(4.0)%
Shipments per DSY hour	0.445	0.421	5.7%	0.445	0.423	5.2%
Weight per shipment	1,086	1,216	(10.7)%	1,109	1,273	(12.9)%
Pounds per mile	17.71	18.50	(4.3)%	18.14	18.98	(4.4)%
Average length of haul (miles)	1,143	1,065	7.3%	1,130	1,096	3.1%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2024, totaled $709.7 million and $2,093.9 million, respectively, compared to $741.2 million and $2,161.0 million, respectively, for the same periods of 2023. The decrease in revenues, compared to the prior-year periods, primarily reflects a decrease in tonnage per day. Billed revenue decreased 4.8% and 3.5%, respectively, on a per-day basis for the three and nine months ended September 30, 2024, compared to the same periods of 2023, primarily reflecting a 11.3% and 16.4% decrease, respectively, in tonnage per day, partially offset by a 7.4% and 15.4% increase, respectively, in billed revenue per hundredweight, including fuel surcharges. The number of workdays was greater by one day in both the three and nine months ended September 30, 2024, versus the same respective periods of 2023.

The decreases in tonnage per day for the three and nine months ended September 30, 2024, compared to the same prior-year periods, are primarily related to the soft market environment related to prolonged weakness in industrial production, which has resulted in lower average weight per shipment levels as well as lower daily shipment levels. Total shipments, which decreased 0.7% and 4.0% for the three- and nine-month periods ended September 30, 2024, respectively, on a per-day basis, were impacted by changes in the Asset-Based business mix as well as the softer freight environment.

The increases in total billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended, compared to the same periods of 2023, were also driven by lower weight per shipment, which generally increases revenue per hundredweight, offset partially by lower fuel surcharge revenue associated with lower fuel prices, compared to the prior-year periods. The pricing environment for LTL shipments continues to be rational. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the high single-digits and low-double digits, respectively, for the three and nine months ended September 30, 2024, compared to the same periods of 2023. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and nine months ended September 30, 2024, increased approximately 4.6% and 5.0%, respectively, compared to the same periods of 2023. The Asset-Based segment implemented a general rate increase on its LTL base rate tariffs of 5.9% effective on September 9, 2024, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 5 percentage points and 3 percentage points in the three- and nine-month periods ended September 30, 2024, compared to the same periods of 2023. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $64.0 million and $190.3 million for the three and nine months ended September 30, 2024, respectively, compared to $74.8 million and $165.6 million, respectively, for the same periods of 2023. Compared to the prior-year periods, the Asset-Based segment’s operating ratio deteriorated by 1.1 percentage points for the three months ended September 30, 2024, primarily reflecting the decline in revenue, and improved 1.4 percentage points for the nine months ended September 30, 2024, primarily reflecting decreased operating expenses as a result of cost control efforts to reduce utilization of outside resources and optimize internal resources, and pausing the freight handling pilot test program at ABF Freight during third quarter 2023, as further discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 50.5% and 50.4% of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2024, respectively, compared to 48.2% and 48.0%, respectively, for the same periods of 2023. Salaries, wages, and benefits increased $0.9 million and $18.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, due to contract rate increases under the 2023 ABF NMFA, as previously discussed in the Asset-Based Revenues section. On July 1, 2023, wage rates increased 13.1% and the health, welfare and benefits rate increased 4.0% on August 1, 2023, for a blended increase of 9.1% during the third quarter 2023. On July 1, 2024, wages increased another 2.5% and benefits increased 2.9% on August 1, 2024, for a blended increase of 2.7% in third quarter 2024. The increases in salaries, wages, and benefits from the union contract rates were offset in part, by improved productivity, as measured by shipments per DSY hour, a decrease in headcount to align with lower shipment levels, and by lower utilization of purchased transportation as discussed later in this section.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved for the first nine months of 2024, compared to the same period of 2023, primarily due to City Route Optimization technology implemented in 2023, the separation of city operations from certain distribution centers in late 2023, and during the first nine months of 2024, and training and development at certain key locations, as the ABF Freight process compliance team continues to reinforce operational best practices throughout the Asset-Based network. For the three and nine months ended September 30, 2024, the year-over-year decrease in pounds per mile of 4.3% and 4.4%, respectively, reflects lower weight per shipment, partially offset by an improvement in linehaul productivity and an increase in the average length of haul.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.2 percentage points during both the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023. Fuel expense decreased during the 2024 periods, as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased 20.3% and 11.3%, respectively, for the three and nine months ended September 30, 2024, compared to the same period of 2023. Lower city tractor age contributed to the decrease in costs to repair and maintain revenue equipment units during the three and nine months ended September 30, 2024, compared to the same periods of 2023.

Insurance as a percentage of revenue increased 1.0 percentage point and 0.6 percentage point during the three and nine months ended September 30, 2024, respectively compared to the same periods of 2023, primarily due to an increase in the severity of third-party casualty claims, including an increase in the number of large claims in recent years.

Rents and purchased transportation as a percentage of revenue decreased 0.3 percentage point and 2.6 percentage points for the three and nine months ended September 30, 2024, respectively, compared to the same periods of 2023, primarily due to focused reduction in the utilization of local delivery agents and linehaul purchased transportation and a decrease in rail fuel surcharge cost per mile. Rail miles increased approximately 2% for the three months ended September 30, 2024, compared to the same prior-year period, while decreasing approximately 13%, respectively, for the nine months ended September 30, 2024, compared to the same period of 2023.

The hardware portion of the freight handling pilot test program at certain ABF Freight distribution centers was paused during third quarter 2023. The Asset-Based segment did not incur innovative technology costs related to the pilot in either the three- or nine-month period ended September 30, 2024, while these costs totaled $7.3 million and $21.7 million, respectively, during the three and nine months ended September 30, 2023, resulting in a decrease in expenses as a percentage of revenue of 1.0 percentage point for each period.

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

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2023 Annual Report on Form 10-K. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and nine months ended September 30, 2024 and 2023.

Key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. The key indicators necessary to understand our Asset-Light segment operating results are outlined in the Asset-Light Segment Overview within the Asset-Light Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2023 Annual Report on Form 10-K. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.9%	87.1%	86.2%	85.1%
Salaries, wages, and benefits(1)	7.8	7.4	7.8	7.8
Supplies and expenses(1)	0.7	0.6	0.7	0.7
Depreciation and amortization(2)	1.3	1.2	1.3	1.2
Shared services(1)	4.6	4.0	4.3	3.9
Contingent consideration(3)	(23.9)	(4.3)	(6.9)	(1.0)
Lease impairment charges(4)	—	3.4	—	1.1
Other(1)	1.6	1.5	1.5	1.6
	78.0%	100.9%	94.9%	100.4%

Asset-Light Segment Operating Income (Loss)	22.0%	(0.9)%	5.1%	(0.4)%
(1)	For the 2023 periods, certain expenses have been reclassed to conform to the current year presentation. Amounts previously reported in “Shared services” were reclassed to present “Salaries, wages, and benefits” expenses in a separate line item and certain immaterial facility rent expenses were reclassed from “Supplies and expenses” to “Other.”
(2)	Includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.
(4)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease, as further discussed in Asset-Light Operating Expenses below.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as previously defined in the 2023 Form 10-K Asset-Light Segment Overview section:

	Year Over Year % Change(1)
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024

Revenue per shipment	(8.9%)	(14.5%)

Shipments per day	(0.7%)	8.2%
(1)	Statistical data for the periods presented includes transactions related to managed transportation solutions which were previously excluded from the presentation of operating statistics for the Asset-Light segment for the three and nine months ended September 30, 2023.

Asset-Light Revenues

Asset-Light segment revenues decreased 8.1% to $385.3 million and decreased 7.1% to $1,177.5 million for the three and nine months ended September 30, 2024, respectively, compared to $419.3 million and $1,267.2 million for the same respective periods of 2023. Current year results have been impacted by lower average revenue per shipment associated with a soft market environment and changes in business mix and, for the three months ended September 30, 2024, a slight decrease in average daily shipments. Excess capacity in the truckload market continues to impact spot market rates resulting in lower revenue per shipment and compressed margins. Despite an increase in average daily shipment levels for the nine months ending September 30, 2024, driven by growth in managed transportation service offerings, lower revenue per shipment levels resulted in an overall revenue decline compared to the same period in 2023.

Asset-Light Operating Income (Loss)

The Asset-Light segment operating income totaled $84.8 million and $60.0 million for the three and nine months ended September 30, 2024, respectively, compared to an operating loss of $3.7 million and $4.6 million for the same periods of 2023. The year-over-year improvement in operating results reflects changes in fair value of contingent earnout consideration related to the MoLo acquisition and decreases in operating expenses discussed in the paragraphs below, partially offset by lower revenues. Changes in the fair value of contingent consideration reduced expenses by $91.9 million and $80.7 million for the three and nine months ended September 30, 2024, compared to $17.8 million and $12.8 million for the same periods of 2023. The three- and nine-month periods ended September 30, 2023 were also impacted by $14.4 million in lease-related impairment charges recorded during the third quarter of 2023.

Asset-Light Operating Expenses

Operating expenses decreased $122.5 million and $154.4 million during the three and nine months ended September 30, 2024, compared to the same prior-year periods, and decreased as a percentage of revenue by 22.9 percentage points and 5.5 percentage points in the same respective periods, due primarily to the change in fair value of the contingent consideration, the lease-related impairment charge taken in 2023, and the effect of lower revenues in the three and nine months ended September 30, 2024.

Purchased transportation costs as a percentage of revenue decreased by 1.2 percentage points for the three months ended September 30, 2024, compared to the same period of 2023, due to an increase in available truckload capacity, which resulted in a year-over-year decline in capacity pricing. Purchased transportation costs increased 1.1 percentage point for the nine months ended September 30, 2024, compared to the same prior-year period, reflecting lower revenue outpacing the reduction in purchased transportation costs of $64.0 million for the nine months ended September 30, 2024. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Lease-related impairment charges of $14.4 million recorded in the third quarter of 2023, as previously described, were 3.4 percentage points and 1.1 percentage points of revenue for the three and nine months ended September 30, 2023, respectively. The lease-related impairment charges are discussed further in Note B and Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contingent earnout consideration, as previously described, decreased as a percentage of revenue by 19.6 percentage points and 5.9 percentage points for the three and nine months ended September 30, 2024, respectively, compared to the same prior-year periods. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Shared services as a percentage of revenue increased 0.6 percentage point and 0.4 percentage point for the three and nine months ended September 30, 2024, respectively, compared to the same prior-year periods, primarily reflecting the impact of lower revenues during the three-month and nine-month periods ended September 30, 2024.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, and lease impairment charges, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023

	(in thousands)
Operating Income (Loss)(1)	$84,779	$(3,704)	$60,023	$(4,615)
Depreciation and amortization(2)	5,037	5,097	15,154	15,250
Change in fair value of contingent consideration(3)	(91,910)	(17,840)	(80,740)	(12,800)
Lease impairment charges(4)	—	14,407	—	14,407
Asset-Light Adjusted EBITDA	$(2,094)	$(2,040)	$(5,563)	$12,242
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million $9.6 million for both the three- and nine-month periods ended September 30, 2024 and 2023 and is expected to total $12.8 million for full-year 2024, consistent with 2023.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)	Represents noncash lease-related impairment charges for certain office spaces that were made available for sublease, as previously discussed.

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

Although inflation is easing, the manufacturing sector as measured by the Purchasing Managers’ Index (“PMI”) has been in contraction for 22 out of 23 months since November 2022, which has been a factor in declining freight volumes. Economic growth is gradually decelerating without causing a recessionary downturn as measured by U.S. real gross domestic product (“real GDP”), primarily driven by a declining growth rate of consumer spending, driven in part by increasing levels of consumer debt. Companies continue to demonstrate an unwillingness to invest in capital and inventory due to current monetary policy and other economic conditions.

Although we implemented a general rate increase and secured increases on deferred pricing agreements and annually negotiated contracts during the three and nine months ended September 30, 2024, the Asset-Based segment has seen lower tonnage levels as a result of the soft market environment and lower shipment levels as a result of changes in the Asset-Based business mix. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods and that the impact of recent market disruptions will continue to positively impact demand for our Asset-Based and Asset-Light services.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment, which we continued to experience during the first nine months of 2024, resulted in a year-over-year decline in market pricing for many of our Asset-Light services, as compared to the first nine months of 2023. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment in the near term and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal programs and monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (“CPI”) increased 2.4%, before seasonal adjustment, year-over-year in September 2024 and increased 0.2% from August 2024. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Inflation is impacted by energy prices, including petroleum products; housing prices; and insurance services, which have moderated in recent months while remaining elevated. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruption to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2023 Annual Report on Form 10-K. We continue our commitment to advance sustainability issues that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

As disclosed in Note K to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we tentatively settled a claim relating to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The estimated settlement expense of $9.5 million, recognized in fourth quarter 2023, is reserved within accrued expenses in the consolidated balance sheet at September 30, 2024. During second quarter 2024, the settlement was preliminarily approved by the court. Final approval is pending but expected by year-end.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	September 30	December 31
	2024	2023

	(in thousands)
Cash and cash equivalents	$150,461	$262,226
Short-term investments	40,639	67,842
Total	$191,100	$330,068

Cash, cash equivalents and short-term investments decreased $139.0 million from December 31, 2023 to September 30, 2024.

Our consolidated statements of cash flows presented for the nine months ended September 30, 2023, include cash flows from continuing operations and the discontinued operations of FleetNet, which sold February 28, 2023. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for the nine-month periods ended September 30, 2023.

Cash Flows from Continuing Operations

Cash provided by operating activities during the nine months ended September 30, 2024 was $229.0 million, compared to $194.0 million in the same prior-year period. Changes in operating assets and liabilities, excluding income taxes, increased cash provided by operating activities by $9.5 million and $17.4 million during the nine months ended September 30, 2024 and 2023, respectively. Excluding the first quarter 2024 settlement by the insurer of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2023, the year-over-year increase in accounts receivable was offset by year-over-year decreases in accounts payable and accrued expenses. The remainder of the change in operating assets and liabilities was primarily related to a lease buyout during the first quarter of 2024 of a property made available following the bankruptcy of a competitor in 2023.

During the nine-month period ended September 30, 2024, we spent $163.7 million on capital expenditures, net of proceeds from asset sales and financings, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2024. Cash provided by investing activities during the nine-month period ended September 30, 2023 was impacted by $100.9 million of proceeds from the sale of FleetNet, as further discussed in the General section of MD&A.

Cash used to fund the Credit Facility and promissory note payments during the nine months ended September 30, 2024, was $102.4 million. During the nine months ended September 30, 2024, we repurchased 478,315 shares of our common stock under our share repurchase program for an aggregate cost of $56.1 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $8.5 million during the nine months ended September 30, 2024. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Cash Flows from Discontinued Operations

We did not have any cash activities from discontinued operations during the nine months ended September 30, 2024. Net cash provided by operating activities of discontinued operations was $0.8 million during the nine months ended September 30, 2023, reflecting the routine operations of FleetNet. Net cash used in investing and financing activities of discontinued operations was $0.4 million and $0.5 million, respectively, for the nine months ended September 30, 2023. Net cash activity for FleetNet did not materially impact our operations in recent years, nor will the absence of cash flows from the discontinued operations of FleetNet materially affect current or future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $53.9 million of revenue equipment through notes payable during the nine months ended September 30, 2024. Future payments due under our notes payable totaled $196.1 million, including interest, as of September 30, 2024, for an increase of $4.2 million from December 31, 2023.

We repaid the outstanding obligation under our Credit Facility of $50.0 million during the third quarter ended September 30, 2024, increasing the borrowing availability to $250.0 million, the initial maximum credit amount of the Credit Facility.

We have an accounts receivable securitization program, which was amended during second quarter 2024 to extend the maturity date to July 1, 2025, among other things. As of September 30, 2024, standby letters of credit of $16.9 million have been issued under the program which reduced our available borrowing capacity to $33.1 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2024. These purchase obligations totaled $127.3 million as of September 30, 2024, with $118.1 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of September 30, 2024, the amount of our purchase obligations has decreased $54.0 million from December 31, 2023, primarily related to ABF Freight revenue equipment.

As of September 30, 2024, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $272.8 million, including imputed interest, for a decrease of $3.0 million from December 31, 2023. The scheduled maturities of our operating lease liabilities as of September 30, 2024 are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2023 Annual Report on Form 10-K during the nine months ended September 30, 2024. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

For 2024, our total capital expenditures, including amounts financed, are estimated to total approximately $300.0 million, net of asset sales. These 2024 estimated net capital expenditures include revenue equipment purchases of $145.0 million, primarily for our Asset-Based operations, including approximately $10.2 million of previously planned 2023 equipment purchases which were delayed due to supply chain-related manufacturing delays and cancellations and carried over to our 2024 planned expenditures. The remainder of our 2024 expected capital expenditures includes $100.0 million of investments in real estate and facility upgrades to support our growth plans, including $46.4 million of previously planned 2023 investments which were delayed and carried over to our 2024 planned expenditures, as well as other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. In

January 2024, we purchased three service center locations for an all-cash purchase price of $30.2 million and executed a lease buyout for $7.8 million, as a result of the properties becoming available due to the previously mentioned LTL competitor bankruptcy. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $142.0 million in 2024. The amortization of intangible assets is estimated to be approximately $13.0 million in 2024, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions are currently being impacted by geopolitical conflicts, competitive market factors, higher interest rates as a result of monetary policy, and volatile energy prices, among other factors. These conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our revolving credit facility and our accounts receivable securitization program provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our revolving credit facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition if it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The adjusted EBITDA metric was below target for 2023, resulting in no earnout payment for 2023. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, including catch-up provisions. As of September 30, 2024, the fair value of contingent earnout consideration is estimated to be $12.2 million (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We continue to take actions to enhance shareholder value with our quarterly dividend payments and treasury stock purchases. On October 30, 2024, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of November 13, 2024. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our revolving credit facility; and other factors.

In February 2024, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. During the nine months ended September 30, 2024, we purchased 478,315 shares of our common stock for an aggregate cost of $56.1 million, including shares purchased under Rule 10b5-1 plans. As of September 30, 2024, $74.9 million remained available under the share repurchase program (see Note H to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Financial Instruments

We had an interest rate swap agreement that terminated on October 1, 2024, which is further discussed in Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2024, we have no other derivative or hedging arrangements outstanding.

Balance Sheet Changes

Other Accounts Receivable

Other accounts receivable decreased $38.9 million from December 31, 2023 to September 30, 2024, reflecting the settlement by the insurer for third-party casualty claims accrued as of December 31, 2023, for which the related liability was recognized in accrued expenses.

Property, Plant and Equipment

The increase in property, plant and equipment, net of $134.6 million from December 31, 2023 to September 30, 2024, was primarily due to the purchase of three service center properties, planned service center remodels, construction of a new service center, and the purchase of revenue equipment used in our Asset-Based operations.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $23.5 million and in operating lease liabilities, including current portion, of $16.4 million from December 31, 2023 to September 30, 2024, was primarily due to new leases, a lease buy-out of a service center, and lease renewals during 2024.

Other Long-Term Assets

The decrease in other long-term assets, of $26.7 million from December 31, 2023, to September 30, 2024, was primarily due to the impairment charge to write off our equity investment in Phantom Auto, which ceased operations during first quarter 2024.

Accrued Expenses

Accrued expenses decreased $17.3 million from December 31, 2023 to September 30, 2024, primarily due to the settlement by the insurer of third-party casualty claims accrued as of December 31, 2023, for which the related receivable was recognized in other accounts receivable, and payments made during first quarter 2024 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2023, offset partially by increase in accrued wages due to timing, higher third-party casualty reserves due to an increase in average claims costs, and higher workers’ compensation reserves.

Long-term Debt

The $48.4 million decrease in long-term debt, including current portion, from December 31, 2023 to September 30, 2024 is primarily due to the $50.0 million paydown of the Credit Facility and payments on notes payable of $52.4 million, net of equipment financed of $53.9 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, which is previously described within the Other Liquidity section, is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income. The liability for contingent earnout consideration decreased $80.7 million from December 31, 2023, due to the reduction in the probability of an earnout payout following remeasurement at September 30, 2024.

Deferred Income Taxes

Deferred income tax liabilities increased $10.0 million from December 31, 2023 to September 30, 2024, primarily due to the decrease in the contingent consideration, offset by the deferred tax benefit from the capital loss on an equity investment in Phantom Auto and tax differences related to depreciation during the first nine months of 2024.

Income Taxes

For continuing operations, our effective tax rate was 26.6% and 20.4% for the three and nine months ended September 30, 2024, respectively, compared to 25.5% and 21.6% for the same respective periods of 2023. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors including significant changes in nondeductible expenses, the cash surrender value of life insurance, the federal alternative fuel tax credit, changes in uncertain tax positions, and the tax benefit from vesting of restricted stock units (“RSUs”) primarily vesting in the second quarter, may cause the full-year 2024 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2024		2023		2024		2023

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$28,709	21.0%	$9,848	21.0%	$38,064	21.0%	$25,014	21.0%
Federal income tax effects of:
Nondeductible expenses and other	2,303	1.7%	(263)	(0.6)%	281	0.1%	80	—%
Alternative fuel credit	(299)	(0.2)%	(308)	(0.7)%	(881)	(0.5)%	(965)	(0.8)%
Increase in valuation allowances	(29)	—%	61	0.1%	61	—%	88	0.1%
Tax benefit from vested RSUs(1)	(9)	—%	(189)	(0.4)%	(11,273)	(6.2)%	(5,103)	(4.3)%
Nondeductible compensation under IRC Section 162(m)	293	0.2%	827	1.8%	3,550	2.0%	1,921	1.6%
Decrease in uncertain tax positions	—	—%	—	—%	(471)	(0.3)%	—	—%
Federal research and development tax credits	(19)	—%	(18)	—%	(56)	—%	(56)	—%
Life insurance proceeds and changes in cash surrender value	(271)	(0.2)%	(45)	(0.1)%	(620)	(0.3)%	(587)	(0.5)%
Federal income tax provision	$30,678	22.5%	$9,913	21.1%	$28,655	15.8%	$20,392	17.1%
State income tax provision	5,712	4.1%	2,050	4.4%	8,273	4.6%	5,343	4.5%
Total provision for income taxes for continuing operations	$36,390	26.6%	$11,963	25.5%	$36,928	20.4%	$25,735	21.6%

(1)	Increase in tax benefit from vested RSUs for the nine months ended September 30, 2024, compared to the same periods of 2023, is primarily due to the vesting of RSUs granted in 2020 and 2021 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.

At September 30, 2024, we had $57.4 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2024 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. As of September 30, 2024, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as contingent earnout consideration, prepaid expenses, accelerated depreciation for tax purposes, gains and losses on sales of assets, and a significant number of liabilities such workers’ compensation and third-party casualty claims, operating leases, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2024, financial reporting income exceeded income determined under income tax law, whereas income as determined under income tax law exceeded financial reporting income for the same period of 2023.

During the nine months ended September 30, 2024, we made federal, state, and foreign tax payments of $29.2 million, net of refunds. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Our total effective tax rate was 20.4% and 23.1% for the nine months ended September 30, 2024 and 2023, respectively, including discontinued operations, which are further discussed in Note C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, had no effect on third quarter 2024 and was $0.2 million, or an effective tax rate of 25.5% for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, income tax reflected a tax benefit of less than $0.1 million and tax expense $18.3 million, respectively, or an effective tax rate of 25.5% in each period.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during nine months ended September 30, 2024. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

During the nine months ended September 30, 2024, the Company repurchased 478,315 shares for aggregate cost of $56.1 million, including 211,692 shares for an aggregate cost of $25.5 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. As of September 30, 2024 and December 31, 2023, the Company had $74.9 million and $33.5 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
7/1/2024-7/31/2024	42,406	$115.19	42,406	$94,487
8/1/2024-8/31/2024	89,411	107.33	89,411	$84,891
9/1/2024-9/30/2024	94,830	105.45	94,830	$74,891
Total	226,647	$108.02	226,647
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ARCBEST CORPORATION
(Registrant)

Date: November 1, 2024	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	/s/ J. Matthew Beasley
J. Matthew Beasley
Vice President — Chief Financial Officer
(Principal Financial Officer)