Form 10-K
period 2024-12-31
ARCBEST CORP /DE/
filed 2025-03-03
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2024.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2024, was $2,496,196,931.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 27, 2025, was 23,150,276.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 25, 2025, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward-looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely;
●	interruption or failure of third-party software or information technology systems, including but not limited to licensed software;
●	untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes;
●	the loss or reduction of business from large customers or an overall reduction in our customer base;
●	the timing and performance of growth initiatives and the ability to manage our cost structure;
●	the cost, integration, and performance of acquisitions and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all;
●	unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors;
●	maintaining our corporate reputation and intellectual property rights;
●	establishing and maintaining adequate internal controls financial reporting;
●	nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and upskill employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives;
●	self-insurance claims, insurance premium costs, and loss of our ability to self-insure;
●	potential impairment of long-lived assets and goodwill and intangible assets;
●	the effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, health epidemics, geopolitical conflicts, acts of war, cybersecurity incidents, or trade restrictions;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;

●	seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and
●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest,” “we,” “us,” and “our”) is a multibillion‑dollar integrated logistics company that leverages technology and a full suite of solutions to meet our customers’ supply chain needs. With the ability to optimize, connect, and deliver across various modes of transportation, we serve as a single logistics resource with global reach. This integrated approach, combined with our technology, expertise, scale, and resilient people who are driven to always find a way to get the job done, ensures our customers have the right solutions and capacity to meet their constantly evolving needs.

The Company, which was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas, started over a century ago as a local Arkansas freight hauler. Today, as a result of organic growth, strategic acquisitions, and visionary leadership, we are a logistics powerhouse with 14,000 employees across 250 campuses and service centers. Our customers are at the center of our strategy. We listen and thoughtfully analyze how our processes, services, and technologies impact their businesses. Through meaningful investments in strategic initiatives and a strong emphasis on disruptive technology and advanced analytics, we deliver customized solutions that meet our customers’ needs and, aligned with our values-driven culture, create a safer, more sustainable, and inclusive company and world.

Business Description

United as ArcBest, we are a growth-oriented, digitally enabled integrated logistics company that delivers reliable, innovative solutions through a variety of ground, air, and ocean transportation solutions, including our less-than-truckload (“LTL”) carrier – ABF Freight®, our truckload brokerage provider – MoLo®, and our ground expedite fleet – Panther Premium Logistics® (“Panther”). Through our managed transportation solutions, we partner with customers to create and execute logistics strategies that increase operational efficiencies, reduce costs, and give customers better insights into their supply chains. We also offer household goods moving through U-Pack®. Our technology and innovations team provides custom-built solutions, leading-edge technology, and advanced analytics that help support our customers and optimize supply chains.

Our operations are conducted through our two reportable operating segments, which are described further in the Asset‑Based Segment and Asset-Light Segment sections below:

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

For the year ended December 31, 2024, no single customer accounted for more than 3% of our consolidated revenues, and the ten largest customers, on a combined basis, accounted for approximately 13% of our consolidated revenues.

Vision and Values

Our vision is to be the leading logistics partner and innovator, working with customers to build better supply chains across the globe. “We’ll Find a Way” is our motto. It is a testament to what our customers say about us — that we’re the kind of company that partners with them to solve problems and make things happen. Our integrated logistics approach and innovative technology enable our vision, but it’s our people who ensure our customers’ solutions and capacity needs are met. We support our employees by providing a workplace where people with diverse experiences, needs, and perspectives can grow and make a lasting impact.

We carry out our vision by exemplifying our corporate values:

●	Creativity – We create solutions.
●	Integrity – We do the right thing.
●	Collaboration – We work together.
●	Growth – We grow our people and our business.
●	Excellence – We exceed expectations.
●	Wellness – We embrace total health.

Strategy

Our customer-led strategy is to produce long-term value by delivering a premium experience and growing informed, trusted and innovative relationships. This value is produced by focusing on three key components — accelerate growth, increase efficiency, and drive innovation.

We work to build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities. We expand our revenue opportunities by deepening our existing customer and carrier relationships and securing new ones. We build connections that last for decades, and our customers assign a high degree of value to the capacity options, high level of service, and professionalism we provide. We increase these capacity options and enable high service levels by growing mutually beneficial relationships with our carrier partners and enhancing our capabilities through strategic acquisitions and organic investments.
●	Optimizing our cost structure. We are focused on profitable growth, which requires continually reviewing our costs and investment decisions. Our technology infrastructure drives improved cost efficiency through the streamlining of business processes and related insights and analytics that allow us to optimize our cost structure, transform our business, and enhance the customer experience.
●	Building a resilient business. Over our 100+ year history, we have evolved tremendously and are now a global, integrated logistics leader. We have differentiated ourselves from our competition with our ability to offer full-service logistics solutions with a wide variety of fulfillment options, which can include our own assets. This more balanced mix of revenue better reflects our customers’ spending on these services and drives long-term financial sustainability for us by making our business less capital-intensive relative to our size.

Quality is top-of-mind to us. In 2024, we celebrated the 40th anniversary of our Quality Process, which guides employees in implementing creative solutions in a collaborative environment utilizing a 5-step problem solving elimination process. The process includes defining and quickly fixing the problem, identifying the root cause, and taking corrective action, along with follow-up until the issue is resolved. This year, we received “Quest for Quality” awards from Logistics Magazine in the category of Household Goods & High Value Goods for the third time and in the National LTL Carriers category for the eighth time, in addition to being named Total Quality Logistics’s “Carrier of the Year”, reflecting our commitment to service excellence. In 2024, we were also recognized by Mastio for exceeding industry benchmarks as further detailed under “Reputation and Responsibilities” in this Business section.

Asset-Based Segment

Our Asset-Based segment provides LTL services through the motor carrier operations, ABF Freight. Asset-Based revenues accounted for approximately 64% of our total revenues before other revenues and intercompany eliminations in 2024. For the year ended December 31, 2024, no single customer accounted for more than 3% of revenues in the Asset-Based segment, and the segment’s ten largest customers, on a combined basis, accounted for approximately 16% of its revenues. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2024, 2023, and 2022.

ABF Freight has been in continuous service since 1923 and is one of North America’s largest LTL motor carriers, providing direct service to more than 98% of U.S. cities with a population of 30,000 or more. ABF Freight offers interstate and intrastate services to approximately 51,000 communities in all 50 states, Canada, and Puerto Rico through 241 service centers. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

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

Labor costs, which amounted to 50.5% of Asset-Based revenues for 2024, are the largest component of the segment’s operating expenses. As of December 2024, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023 by a majority of ABF Freight’s IBT member employees. A majority of the 2023 ABF NMFA supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028. The major economic provisions of the 2023 ABF NMFA include wage rate or per mile increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023; profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract; an additional paid holiday; two additional paid sick days; and a new non-CDL employee classification. The 2023 ABF NMFA and the related supplemental agreements also provide for annual contribution rate increases to multiemployer health and welfare and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2023 ABF NMFA, the contractual wage and benefits top hourly rates are estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. A 1% profit-sharing bonus under the 2023 ABF NMFA was earned for the year ended December 31, 2024 as a result of the operating ratio achieved in 2024. While a profit-sharing bonus was not applicable in 2023 during the partial calendar year of the 2018 and 2023 agreements, ABF Freight paid its qualified union-represented employees a profit-sharing bonus in all four eligible years under the prior 2018 ABF NMFA, including the 3% maximum bonus amount for the operating ratios achieved in 2021 and 2022.

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

Asset-Light Segment

Our Asset-Light segment is a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy the complex supply chain needs and unique shipping requirements that our customers encounter. By leveraging technology and third-party service providers, our Asset-Light team provides various logistics services without significant investment in revenue equipment or real estate.

For the year ended December 31, 2024, the revenues of our Asset-Light segment have decreased to approximately 36% of our total revenues before other revenues and intercompany eliminations, versus 37% for 2023, reflecting the continued softer market. For the year ended December 31, 2024, no single customer accounted for more than 5% of the Asset-Light segment’s revenues, and the segment’s ten largest customers, on a combined basis, accounted for approximately 19% of its revenues. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2024, 2023, and 2022.

Our Asset-Light segment originated with the formation of ABF Logistics in July 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. The Asset-Light segment includes the ground expedite services of Panther; our truckload operations, including the truckload brokerage services of MoLo; household goods moving services under the U-Pack brand, for which the majority of the moves are provided with our Asset-Based operations; and our managed transportation solutions. Under our enhanced market approach to offer customers a single source of integrated logistics solutions, the service offerings of the Asset-Light segment have become more integrated, particularly through our growing managed transportation solutions. The decision was made to reduce our Asset-Light segment’s large trailer pools operations during fourth quarter 2024. Management’s operating decisions are focused on the Asset-Light segment’s combined operations rather than individual service offerings within the segment’s operations.

Truckload

Our truckload service provides third-party transportation brokerage services by sourcing various capacity solutions, including dry van over-the-road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. Through our truckload service, we offer a growing network of more than 100,000 approved contract carriers, with service to all 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

Managed Transportation

Through our managed transportation solutions, we partner with customers to increase operational efficiencies, reduce costs, and give better insight into supply chains by providing customized solutions utilizing technology. Additional value is created for customers through seamless access to our ABF Freight network, our Panther fleet, and our MoLo truckload brokerage operations, offering strategic supply chain solutions with unique access to assured capacity.

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

We rely on third-party carriers for most of the network capacity for our expedite operations, including owner-operators, ground linehaul providers, cartage agents, and other transportation asset providers. We choose carriers based on how well they can meet our customers’ needs in terms of price, technology capabilities, geographic coverage, and service quality. Third party-owned vehicles are driven by independent contract drivers and drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Our expedite operations own a fleet of trailers, the communication devices used by its owner-operators, and certain highly specialized equipment, primarily temperature-controlled and temperature-validated trailers to meet the service requirements of certain customers.

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

Competition, Pricing, and Industry Factors

Competition

Our Asset-Based segment actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. The segment competes most directly with nonunion and union LTL carriers, including FedEx Freight Corporation, the LTL reporting segment of FedEx Corporation; the LTL segment of Knight-Swift Transportation Holdings Inc.; Old Dominion Freight Line, Inc.; Saia, Inc.; the U.S. LTL operating segment of TFI International Inc.; and the North American LTL segment of XPO, Inc. Our Asset-Based segment’s U-Pack business also competes with self-move businesses that offer moving and storage container services. Competition is based primarily on price, service, and availability of flexible shipping options to customers. The Asset‑Based segment’s careful cargo handling, access to other ArcBest logistics solutions, and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how we add value to our services.

Our Asset-Light segment operates in a very competitive asset-light logistics market that includes approximately 27,500 active brokerage authorities, as well as asset-based truckload carriers; logistics companies including large and small expedite carriers; foreign and U.S.-based non-vessel-operating common carriers; freight forwarders; internal shipping departments at companies that have substantial transportation requirements; smaller niche service providers; and a wide variety of other solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies, including the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc.; Covenant Logistics Group, Inc.; Hub Group, Inc.; the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc.; the Logistics segment of Knight-Swift Transportation Holdings Inc.; Landstar System, Inc.; the truck brokerage and complementary service offerings of RXO, Inc.; and the Freight segment of Uber Technologies, Inc. Our Asset-Light segment’s moving services compete with truck rental, self-move, and van line service providers, and several emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, reliable access to capacity, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

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

We allow shippers without negotiated published rates to obtain LTL rates for their shipping needs with ABF Freight’s reliable service and capacity options through a dynamic pricing option. This innovative pricing mechanism enables customers to instantly access LTL rates online, by phone, or through application programming interface (“API”) technology, for shipments within the United States, Canadian cross-border, Mexico, and Puerto Rico. We can offer customers our best price on each shipment by leveraging available capacity within the ABF Freight network at the time of the quote. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and the program has been beneficial in optimizing our business levels.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to better reflect freight shipping trends, including the overall growth and ongoing profile shift to bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions, such as accommodating the growing demand for smaller LTL shipments. We are experienced in handling complicated freight and offer logistics solutions that respond to the unique shipment characteristics of our customers’ various products and commodities. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. We believe space‑based pricing better aligns our pricing mechanisms with the metrics affecting our resources and, therefore, our costs to provide logistics services. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

Industry Factors

According to management’s estimates, and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce during 2024, the total market potential in the industry segments we serve is approximately $359 billion. The LTL industry has significant barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Our Asset-Light market share represents a small portion of the total market, which evidences the significant growth opportunity for us in this segment. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges and lower-cost supply chain alternatives.

The transportation industry is subject to numerous laws, rules, and regulations, as further discussed below within “Environmental and Other Government Regulations,” and carriers are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The trucking industry faces rising costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, climate-related impact, and fuel economy, as well as increasing costs in certain areas that are not industry-specific, including health care and retirement benefits. Higher compliance costs will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors. In addition, disruptions from unexpected events such as natural disasters and geopolitical conflicts could result in further utilization of expedited shipping and premium logistics services and cause companies to focus on risk management within their supply chains.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels. In contrast, the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies; available capacity in the market; the impact of yield initiatives, and external events or conditions may influence quarterly business levels. Our yield initiatives, along with increased technology‑driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing our susceptibility to seasonal fluctuations in recent years, including during the years ended December 31, 2024, 2023, and 2022.

Technology

Rooted in a strong history of innovation, technology is a significant driver of our strategy — it differentiates us in the marketplace and allows us to continuously evolve. Much of the technology used at ArcBest has been developed internally and is tailored specifically for customers, capacity suppliers and internal business processing needs. Through the implementation of custom-built solutions and leading-edge technologies, we help our customers successfully navigate the complex logistics landscape so they can use their supply chain as a competitive advantage.

During 2024, we made additional technology investments to improve both customer experience and carrier capacity experience while continuing to optimize costs. Some examples of these investments include:

●	After the successful rollout of the first phase of City Route Optimization technology at our service centers during 2023, we began piloting the second phase in 2024. The first phase resulted in improved efficiencies and lowered costs addressing the environmental impact of our fuel emissions in our city operations through the use of algorithms created using historical shipment and geographic data. With the second phase, we are now focusing on enhancing technology through dynamic routing optimization. Alongside the second phase of City Route Optimization, we are also utilizing a new city pick-up augmentation process – providing our city dispatchers with augmented support in predicting daily demand and optimizing pick-up routes, thus minimizing route costs and maximizing trailer usage.
●	We began beta testing ArcBest ViewTM, which was released to the public in February 2025. ArcBest View is our new digital platform designed to make shipments easier to manage with multi-mode quoting and booking and an easy-to-use visibility tool called ViewPointTM, which combines several tools on the Company’s website into one user-friendly experience.
●	We continue to invest in ArcBest Virtual Agent (AVA), which uses automation to quickly schedule shipment pickups, supply tracking information, and address other questions through email, phone, and web chat.
●	We continue to release features to our carrier-facing portal to grow usage of this digital channel. These enhancements increase efficiencies for our carriers and our internal team. We have also enhanced our capacity sourcing tools to generate proactive notifications to carriers when available loads meet their desired needs leading to increased digital engagement and coverage as well as improved carrier experience.
●	In February 2024, we announced the next step in our Vaux suite – Vaux Smart AutonomyTM, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. In 2024, we received SupplyTech Breakthrough’s “Robotics Innovation of the Year” award for Vaux Smart Autonomy, recognizing the technology as a breakthrough product in the crowded supply chain and logistics technology markets. Vaux Smart Autonomy was also named within Fast Company’s annual “Next Big Things in Tech” list as an emerging technology having a profound impact.
●	In February 2025, we announced another addition to our Vaux suite – Vaux VisionTM, which is a 3D perception technology designed to streamline material handling by providing precise, real-time freight measurements directly on a forklift. With sensors placed strategically on the forklift that activate upon picking up the freight, the technology captures dimensions, images, and deep shipment insight on the go, identifying revenue opportunities and enhancing operational efficiencies without disrupting workflow. Operators receive real-time feedback on a tablet, allowing for immediate adjustments, and data is stored securely in the cloud. The technology can handle freight of various shapes and sizes, not limited to standard pallets.

Typically, freight transportation customers communicate their freight needs, on a shipment-by-shipment basis, by using telephone, email, web, mobile applications, electronic data interchange (“EDI”), or API. In the Asset‑Light segment, the information about each shipment is entered into an operating system that facilitates the selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the carrier is selected, the cost for the transportation has been agreed upon, and the carrier has committed to providing the transportation, we are in contact with the carrier to continually update the position of equipment to meet customers’ requirements, tracking the status of the shipment from origin to delivery. The various tracking methods automatically update our fully integrated internal software and provide customers real-time electronic updates.

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

ArcBest has an Innovation Ambassador Program to encourage new, transformative ideas. This program includes a team of employees from across the organization who work closely with executive leadership to identify opportunities for disruptive innovation within our company and to evaluate potential external innovation partners. During 2024, ArcBest Technologies sponsored its fifth annual Imagine competition, which asked teams of employees across the organization to collaborate and work on innovative ideas on how we can provide our customers with everyday excellence through the use of the Quality Process, which has been a guiding force behind ArcBest’s success for the past 40 years.

Insurance

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third‑party casualty liability, and cargo loss and damage. We maintain insurance that we believe is adequate to cover losses in excess of self-insured amounts or deductibles. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent or are not willing to write liability coverage for brokerage liability. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2025 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A significant increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the significant unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

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

Environmental and Other Government Regulations

Various international, federal, state and local agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, indirect air carriage, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. Compliance with future modifications to the regulations impacting the transportation industry may impact our operating practices and costs, which could have a material adverse impact on our financial condition, results of operations, and cash flows. Other carriers would be similarly affected by changes in industry regulations.

Environmental Regulations

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil.

In August 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas (“GHG”) emissions (“EPA/NHTSA Phase 2”), through their authorities under the Clean Air Act, as amended, imposing new fuel efficiency standards for medium- and heavy-duty vehicles and engines, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In March 2024, the EPA finalized a rule for a third phase of the GHG emissions (“EPA/NHTSA Phase 3”), which includes more stringent standards to reduce GHG emissions from heavy-duty vehicles beginning with model year 2027 beyond the current standards applicable under the EPA/NHTSA Phase 2. Similarly, the EPA finalized more ambitious emissions reduction standards for light- and medium-duty vehicles starting with model year 2027 in March 2024.

In September 2019, the state of California signed legislation which directs the California Air Resources Board (the “CARB”) and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the CARB. This legislation, now known as the Clean Truck Check Program, combines periodic vehicle testing requirements with other emissions monitoring techniques, in an effort to provide significant reductions in pollution necessary to achieve federal air quality mandates in California. The program requirements also include annual compliance reporting for self-propelled vehicles registered for on-road use, along with annual per vehicle compliance fees beginning in 2024. In August 2021, CARB adopted the Advanced Clean Truck Regulation, which requires manufacturers to sell a growing percentage of zero-emission medium and heavy-duty trucks. As a result, ABF Freight will not be able to register new 2025 tractors in certain states, including California, as OEM’s are regulated on an increasing percentage of new truck sales that must be zero emission vehicles from 2024 to 2035.

In October 2023, the state of California signed legislation under the Climate Corporate Data Accountability Act requiring reporting of direct and indirect greenhouse gas emissions starting in 2026 and 2027 for U.S. companies with annual revenues of $1 billion or more doing business in the state of California and under the Greenhouse Gases: Climate-Related Financial Risk Act requiring companies generating $500 million or more in total annual revenue doing business in the state of California to report financial risks related to climate change and related plans for risk mitigation. In September 2024, the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act were amended through the Greenhouse Gases: Climate Corporate Accountability: Climate-Related Financial Risk Act, which requires CARB to specify a schedule for reporting of scope 3 indirect emissions and eliminates the annual fee to the state of California upon filing climate-related disclosures required under the initial acts. In December 2024, CARB released an enforcement notice related to the Climate Corporate Data Accountability Act that encouraged entities to move towards full compliance as quickly as possible while also acknowledging that meeting the statutory deadlines would be difficult and indicating that companies should demonstrate a good faith effort to retain the required emissions data necessary for reporting. Also in December 2024, CARB began soliciting feedback from the public on how to approach implementation of the California bills. The public comment period closed in mid-February 2025.

In June 2024, CARB approved for adoption the Zero-Emission Forklift Regulation which requires the phase-out of forklifts using large spark ignition engines in 2028 with a goal of shifting the forklift segment in California to zero-emission technology by 2038. As a result of this regulation, ABF Freight purchased nine zero-emission forklifts in 2024.

In November 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide emissions. In January 2020, the EPA published an Advanced Notice of Proposed Rulemaking to solicit pre-proposal comments on the CTI. One planned feature of the initiative is to coordinate emissions standards nationwide in an effort to make compliance easier for the industry by preventing a further patchwork of state and local emissions regulations. In August 2021, the EPA announced the “Clean Truck Plan,” a series of rulemakings over the next three years, the third and final was announced in March 2024, to set new emissions standards to reduce nitrogen oxide emissions from heavy-duty vehicles beginning with model year 2027. The passage of these additional rulemakings takes into consideration the Inflation Reduction Act of 2022 which seeks greater application of zero-emission vehicle technologies.

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

Certain of our Asset-Based service center facilities operate with no exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”), as amended. The no-exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. Management believes we are in substantial compliance with all stormwater laws, maintenance and standard operating procedures of such regulations, including the consent decree entered into on March 20, 2023.

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

Other Government Regulations

We operate in the United States and, for international transportation, from the United States, pursuant to federal operating authority granted by the U.S. Department of Transportation (the “DOT”) and the U.S. Federal Maritime Commission. Our operations are subject to cargo security and transportation regulations issued by the Transportation Security Administration and regulations issued by the U.S. Department of Homeland Security.

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

Our Asset-Based operations and our Asset-Light segment’s network of third-party contract carriers must comply with industry regulations, including the electronic logging devise mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks and hours of service, safety and fitness, and other regulations of the DOT, including requirements related to drug and alcohol testing. We are subject to the hazardous materials regulations of the FMCSA for our transportation and arrangement for transportation of hazardous materials and explosives, as well as our disposal of hazardous waste.

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

Human Capital Resources

Our people are at the heart of our success, and we provide a workplace that respects all cultures, perspectives, and experiences. As of December 2024, we had 14,000 employees, of which approximately 57% were members of labor unions. As previously described in the “Asset-Based Segment” within this Business section, as of December 2024, approximately 82% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2028.

Employee Attraction, Development, and Retention

Our business results and future growth opportunities depend on our ability to successfully manage our human capital resources, including attracting, developing, retaining, and upskilling our personnel. We strive to recruit people with the skills, experience, and potential needed for each position and maintain a culture of continuous growth and professional development. Our diverse hiring initiatives, including our commitment to hiring veteran and military-connected individuals, continue to remain a top focus within our organization. We provide intentional training and development plans throughout each stage of career progression that accelerate job mastery and development for future roles. Our comprehensive learning program offers classroom, virtual, and web-based training options. In 2024, we were listed among other Training APEX Awards recipients, marking our fifteenth year to be recognized.

We also offer a tuition reimbursement program and partner with a private university to provide onsite and virtual classes for employees to further their education. In 2024, we announced the launch of ArcBest’s Employee Dependent Scholarship Program with initial scholarships awarded for the 2024-2025 school year.

We utilize a customized performance management system that incorporates goals and development planning to better position employees in their career paths. We provide career path visibility through our job architecture framework, and employees participate in annual career conversations with their direct supervisor. We also have a robust succession planning program to ensure continuity in critical roles. We regularly evaluate our compensation and benefits package to ensure it remains competitive, including insurance and retirement. We offer an array of programs to support the four pillars of wellness for our employees – physical, financial, emotional/social, and developmental. Employee feedback is obtained through an annual survey as well as periodic pulse surveys to help us assess and improve engagement and implement changes to enhance our work environment.

At ArcBest and ABF Freight, addressing the ongoing driver shortage is a top priority for our business. To attract and retain qualified truck drivers, we have developed a range of initiatives to both recruit new drivers and upskill our existing workforce. One of our key programs is the Driver Development Program, a six-week paid training initiative that helps individuals earn their CDL-A license and launch their careers as professional drivers. Additionally, we host on-site hiring events at critical locations to connect with potential candidates and meet immediate staffing needs. To address the driver shortage, we continue to invest in programs designed to support the development and retention of qualified drivers, including veterans and military-connected individuals, ensuring that we meet the growing demand in the freight transportation industry. As a result of our efforts, ArcBest was recognized as a 4-Star Employer Designation under the 2024 VETS Indexes Employer Awards, amongst 285 of the nation’s top veteran employers.

Belonging

We are dedicated to fostering an inclusive, diverse atmosphere where all cultures, perspectives and experiences are respected. This commitment is lived out by our people through our mission and values — extending to each other, our customers, carriers, suppliers and all other business relationships. Our Belonging strategy is divided into four main areas — workforce, workplace, community, and marketplace. ArcBest earned a spot among Forbes Best Large Employers in both 2025 and 2024. The Company was also named to the “Elite 30” list of the 2024 Top Companies for Women to Work in Transportation by the Women in Trucking Association and listed as a “Best Company to Work For” by U.S. News & World Report in the transportation category. ArcBest also holds an A+ culture rating by employees via Comparably. These distinctions consider factors such as quality of pay and benefits, corporate culture and belonging, development and advancement opportunities, and more. In addition, we support our employees as they carry out our wellness value by participating in healthy workplace initiatives and representing our company in wellness events in their local communities.

We continue to invest in personnel and partnerships to lead and execute ArcBest’s Belonging strategy led by our Corporate Social Responsibility team, reporting quarterly to the Nominating/Corporate Governance Committee of our Board of Directors. Our Belonging Advisory Board is responsible for providing recommendations to attract, hire, and retain a broad talent pool, supporting spaces for employee connections, and helping develop relationships with community organizations. Our voluntary, employee-led Employee Resource Groups (“ERGs”) promote networking and mentorship for career development in an open and welcoming space while fostering community building for employees’ shared identities, experiences and interests. ERGs are open to all employees for participation. We now have six ERGs available to employees, including ERGs focused on women in the supply chain industry; neurodivergent employees or employees caring for neurodivergent loved ones; employees of color; employees who are military veterans or currently serving military members or family members; LGBTQ+ employees or allies; and a welcoming network for new employees or employees who have recently relocated and are looking for support in making connections within ArcBest.

We are intentional in our efforts to attract, hire, retain, and upskill through a diverse pipeline and historically underrepresented talent, including those within the neurodivergent community. In addition, our Neurodivergent Project Team has helped develop neuroinclusive awareness materials, educating co-workers and engaging with department leaders about positions that may be particularly well-suited for individuals on the autism spectrum.

Our corporate Code of Conduct sets forth our general business conduct and ethics principles. Our nonunion employees are required to participate in annual Code of Conduct training, which also covers our anti‑discrimination and anti-harassment policies to further educate our employees about prohibited behaviors that undermine diversity. Our new hires complete anti-harassment training, and workplace belonging training options are available to all employees.

As a result of our efforts to create positive work experiences while ensuring our people feel supported in the workplace, we were also named as one of America’s “Most Responsible Companies 2025” by Newsweek and Statista, demonstrating our commitment to being a responsible corporate citizen.

Health, Safety, and Security

The health and well-being of our employees is a priority, and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program through which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform, life coaching services, behavioral health support, and a weight loss program, and we encourage healthy behaviors throughout the year through regular communications, educational sessions, wellness challenges, and other incentives.

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

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is the only ten-time winner of the Excellence in Security Award and a seven-time winner of the President’s Trophy for Safety from the American Trucking Associations. In January 2024, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2024-2025 “America’s Road Team,” continuing the long-time tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

We expect all employees to obey and respect human rights laws, and we will not tolerate conduct that violates these laws. We set the same expectations for our vendors, suppliers, and service providers through our Supplier Code of Conduct. Given the nature of our industry, we are in a critical position to help raise awareness of human trafficking to potentially disrupt these networks. Through partnerships with TAT® (formerly known as Truckers Against Trafficking) and Polaris, we educate our employees and drivers on the realities of modern-day slavery and how they can play a role in the fight against human trafficking.

Reputation and Responsibility

Our Company and our brands are consistently recognized for best-in-class performance and leading-edge technology.

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

Commitment to Environmental Responsibility

We are focused on understanding the potential impact and related risks of environmental factors on our business and the impact of our operations on the environment. We continually seek more sustainable approaches across our business and partner with customers to meet sustainability needs in their supply chains. We have voluntarily published an annual report over the last five years that details our responsible business focal points, sustainability approaches, investments in operational efficiencies and innovation, safety standards, and community-based partnerships. We use the ArcBest Sustainability Roadmap and the priority assessment we conducted in 2021 as a guide for the sustainability topics our stakeholders care most about, so that we can take appropriate actions to drive positive change. We also remain dedicated to supporting and advancing the United Nations Global Compact’s Sustainable Development Goals (“SDGs”). Focusing on SDGs that align with our mission and business strategies, we’ve taken action in four areas:

●	Good health and well-being
●	Decent work and economic growth
●	Climate action
●	Peace, justice, and strong institutions

We actively promote a cleaner environment by reducing both fuel consumption and emissions. For nearly two decades, ArcBest, including ABF Freight, Panther, and MoLo, has participated in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce GHGs and diesel emissions. ArcBest was recognized as a 2024 and 2023 SmartWay Leader for our City Route Optimization technology that enables ABF Freight to run fewer miles during pickup and delivery runs, creating efficiencies while also reducing emissions. ABF Freight has also participated in opportunities to address environmental issues in association with the Sustainability Task Force of the American Trucking Associations. For more than 40 years, ABF Freight has partnered with BNSF Railway to provide intermodal shipping solutions, using stackable containers, wheeled vans and pup trailers to ship freight, improve transportation efficiency and reduce emissions output. Through this partnership, ABF Freight has added 500 stackable rail containers to its operations since 2019 and increased usage to nearly 50% in the first half of 2024, moving more freight at once while reducing emissions. As a result, ABF Freight received a 2024 BNSF Railway Sustainability Award. ArcBest’s commitment to sustainability has been recognized by various outlets, including as one of Inbound Logistics’s 2024 G75 Green Supply Chain Partners, marking our thirteenth year on the list, and the EcoVadis Commitment Badge, demonstrating a concrete commitment to sustainability.

In 2024, we continued collaboration with a third-party consultant to help identify and prioritize our responsible business initiatives. During 2023 and into 2024, our sustainability dashboard was used to track quantitative metrics related to the environmental impact of our operations, including emissions. This dashboard has been utilized, along with qualitative analysis, to identify areas for improvement, track our Scope 1 (direct) and Scope 2 (indirect) GHG emissions. During 2024, we transitioned to a third-party platform that will enable us to estimate Scope 3 (indirect) emissions.

For many years, ABF Freight has voluntarily limited the maximum speed of its trucks, thereby reducing fuel consumption and emissions and contributing to an excellent safety record. ABF Freight utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. To further enhance fuel economy and reduce emissions, ABF Freight voluntarily installs aerodynamic aids on its fleet of over-the-road trailers. We continue to replace aging equipment models with clean, fuel-efficient equipment. In our dock operations, we utilize forklifts with engines powered by liquefied petroleum gas, which the EPA recognizes as a clean, alternative fuel, and we have invested in a small number of electric forklifts, electric yard tractors, and electric Class 6 straight trucks to replace diesel-burning equipment. Additionally, MoLo leases a LEED Gold-certified office facility in Chicago, which was constructed to include a green roof, smart lighting, energy-efficient HVAC units, and additional eco-friendly features.

Contributions & Awards

Our culture is focused on quality service and responsibility, and our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise, and many serve as officers or board members of various philanthropic organizations. To help guide our actions in our giving efforts, we have outlined our three philanthropic pillars — Community, Education and People. During 2023, we celebrated our 100th anniversary by giving over $1 million to organizations that align with our philanthropic pillars and continued these efforts in 2024. In our corporate headquarters’ local community, we have long supported the United Way of Fort Smith Area and its partner organizations. In 2024, with employee support, we once again are a United Way Pacesetter, setting the standard for leadership and community support, and we earned the Chairman’s Award for 2023-2024 campaign efforts. Our employees are also great contributors of time to our local community through various volunteer activities.

In addition to the recognitions and awards previously mentioned in the Business section, ArcBest has been recognized with the following awards:

●	Inbound Logistics’ 2024 list of “Top 100 Truckers;”
●	Named to the 2024 “FleetOwner 500 For-Hire Fleets” list ranking No. 27, up two spots from 2023;
●	Fortune 1000 List of Top Companies, ranking No. 689 in 2024;
●	15th in the Commercial Carrier Journal’s 2024 list of “Top 250 For-Hire Carriers;”
●	Named to Financial Times’ and Statista’s list of “The Americas’ Fastest Growing Companies of 2024;”
●	Transport Topic’s 2024 list of “Top 100 For-Hire Carriers” for our eleventh consecutive year;
●	Ranked No. 40 on Transport Topics “2024 Top 100 Logistics List;”
●	Named a FourKites Premier Carrier for the first half of 2024; and
●	Inbound Logistics’ 2024 “Top 100 3PL Providers” as one of the best of the best third-party logistics companies.

Asset-Based Segment

Our Asset-Based carrier, ABF Freight, has received various awards since 2023 demonstrating ABF Freight’s commitment to quality and excellence, along with sustainability awards and recognitions, as previously detailed in the Business section.

●	Named a Logistics Management “2024 Quest for Quality Award” winner in the National LTL Carriers category for the eighth time;
●	Ranked No. 1 in the industry for the most useful website and No. 2 in the industry for proactive communications by Mastio; and
●	Ranked No. 8 in the Journal of Commerce list of top 40 LTL Carriers.

Asset-Light Segment

Asset-Light received the following recognitions since 2023, in addition to those previously detailed in the Business section:

●	Named among the 100 “Top Freight Brokerage Firms” in Transport Topics for 2024;

●	MoLo was honored in January 2025, for the fifth consecutive year, as part of Built In’s “2025 Best Places to Work For” awards, earning a place in the “Best Places to Work in Chicago” and the “Best Midsize Places to Work in Chicago” categories;
●	MoLo recognized as a 2024 top “3PL & Cold Storage Provider” by Food Logistics;
●	MoLo and Panther were included in Project44’s “2024 Preferred Carriers” list as gold-tier carriers in the truckload and LTL categories, respectively, for providing exceptional real-time visibility; and
●	MoLo was named a “2024 Top Food Chain Provider” by Food Chain Digest, the official magazine of Food Shippers of America.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our website located at www.arcb.com or through the SEC’s website located at www.sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The Annual Report on Form 10-K and other information may also be obtained without charge by writing to ArcBest Corporation, Attention: Investor Relations, 8401 McClure Drive, Fort Smith, AR 72916; or by telephone at 479-785-6000. The information contained on our website does not constitute part of this Annual Report on Form 10-K, nor shall it be deemed incorporated by reference into this Annual Report on Form 10‑K.

In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in our press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website (principally in its News and Events section of our Investor Relations page).

ITEM 1A.RISK FACTORS

Our business is subject to a variety of material risks about which we are aware and could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. This Risk Factors section discusses the material risks relating to our business activities, including those affecting the transportation industry and our Company that are largely out of our control. If any of these risks or circumstances actually occur, it could materially harm our business, results of operations, financial condition, and cash flows; impair our ability to implement business plans or complete development activities as scheduled; and/or result in a decline in the market price of our common stock.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

We depend on our Information Technology (“IT”) systems as well as software programs and applications provided by third parties, and a systems failure, perceived or actual data privacy breach, or cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability, and security of our IT systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs and certain software applications provided by third parties that are integral to our business operations. Such third parties may host, store, transmit data or have access by means of connected IT systems to information about our business, customers, employees, and vendors. Our IT systems and third-party applications that we utilize are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses and cybersecurity incidents such as denial of service, intentional or inadvertent acts by employees or vendors with access to our systems or data, phishing, disruption by malware, attacks enabled by AI, or other security or data breach; and other events beyond our control. Any significant failure or other disruption in critical IT systems that impacts the availability, reliability, speed, accuracy, or other proper functioning of these systems or that results in proprietary information or sensitive or confidential data, including information of customers, employees and others, being compromised could interrupt or delay our operations, damage our reputation, result in a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to potential loss or litigation, and/or cause us to incur significant time and expense to remedy such an event. New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents.

A portion of our employee population operates under remote and hybrid work arrangements, which has increased demand for IT resources and our exposure to cybersecurity risks, including an increased risk of unauthorized access to proprietary information or sensitive or confidential data and cybersecurity incidents, such as phishing. As AI capabilities improve and are increasingly adopted, we may see cybersecurity attacks perpetrated through AI, including an increase in the speed, scale, and automation of such attacks. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying such events at points when the impact on our business could be minimized. Despite our efforts to monitor and develop our IT networks and infrastructure, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, we may be unable to anticipate, promptly detect, or timely implement adequate protective or remedial measures against cybersecurity attacks or recover use of our IT networks and infrastructure timely.

Interruptions or failures in third-party systems, including licensed software, that we utilize to meet certain IT needs, could adversely affect our business.

The IT systems and operations of our third-party service providers are vulnerable to interruption by events beyond our control, as previously described. We have limited control over the operation, quality, maintenance, or continued availability of services provided by our vendors that are essential to our business. Disruptions or failures in the services upon which our IT platforms rely, or in other third-party services upon which we rely to operate our business and report financial results, may adversely affect our operations or the services we provide, as well as increase our costs or result in a loss of customers. We also license a variety of software that provide critical support for our operations. There is no guarantee that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

We rely on the suitability of the design and operating effectiveness of internal controls maintained by our third-party software providers and obtain related assurance reports from independent service auditors engaged by our third-party software providers for all in-scope systems. However, we cannot ensure that controls identified and performed by our third-party software providers are adequate to prevent, detect or correct misstatements in processing or reporting transactions, or to adequately limit or eliminate system or operational vulnerabilities.

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize the potential benefits thereof, we may suffer competitive disadvantage, loss of customers, or other consequences that could negatively impact our business, results of operations, and financial condition.

The industry has experienced, and will likely continue to experience, rapid changes in technology, including the development of new technology; the deployment of emerging technology, such as generative AI and machine learning; and enhancements in existing technology. With industry advancements in technology, our customers may find alternatives to our services to meet their freight transportation and logistics needs. New entrants to the market, including technology-centric or technology-enabled start-ups and emerging business models, have also expanded the field of competition and increased pressure for innovation in the industry.

Technology and new market entrants may also disrupt the way we, and our competitors, operate to provide freight logistics services. We expect our customers will continue to demand more sophisticated technology-driven solutions from their suppliers, including advancements in processes, equipment, and facilities to build automation and address concerns over business efficiency, supply chain effectiveness, and climate change. To improve efficiencies and meet our customers’ needs, we have made, and continue to make, significant investments in the enhancement of existing technology and in the development of new and innovative solutions, such as software and physical assets that are in various stages of development and implementation. Our investments in technology are further described in “Technology” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors are involved in determining proof of concept, and there can be no assurance that our technology implementations will be successful.

Our efforts and investments in technology innovation, including the development, adoption and use of generative AI technologies, may continue to require significant ongoing research and development and implementation costs and may involve new or unforeseen risks and challenges, including heightened risks for data and information security, privacy, protection, and copyright infringement and, in the case of generative AI, potential compliance gaps in an emerging but fragmented regulatory environment. The success of our approach to technology innovation depends on market acceptance of our solutions and other factors, including our ability to:

●	deploy funds and resources for investment in technology and innovation;
●	achieve the right balance of strategic investments in existing or developing technology and innovation;
●	timely and effectively develop and implement new or enhanced technology, including integration into current operations and interaction with existing systems;
●	train our employees to operate the technology and/or achieve appropriate customer, carrier, or other desired user adoption of the technology;
●	adequately anticipate challenges and respond to unforeseen challenges;
●	detect and remedy defects in enhanced or new technology; and
●	recover costs of investment through increased business levels, higher prices, improved efficiencies, or other means, such as licensing or disposing of the developed technology.

We are still in the early stages of developing and deploying generative AI, a process that is particularly complex. This complexity arises from the use of sensitive, proprietary, and confidential data that could be leaked, as well as the potential flaws in algorithms and models, which may include biases, errors, and limitations in handling certain data types or scenarios, ultimately affecting outputs. If we do not pursue technological advances or engage in innovation; if we fail to successfully or timely develop and deploy enhanced or new technology; if any enhanced or new technology does not yield the results we expect, or is developed by others; or if the decisions are made by us or our customers based on flawed AI or model outputs, we may be placed at a competitive disadvantage; lose customers; be led to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights; incur higher than anticipated costs, including the possible impact of asset impairment or the write-off of software development costs; or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

Risks Related to Our Business

The loss of or reduction in business from one or more large customers, or an overall reduction in our customer base, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We do not have a significant customer concentration. However, our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all. If we were to lose all or a portion of the business of some of our large customers to our competitors or if our customers were to demand pricing concessions for our services, require us to provide enhanced services at lower prices, or develop their own shipping and distribution capabilities, our business, results of operations, and cash flows could be materially adversely impacted. A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to pricing changes, economic hardship, or other factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our growth plans place significant demands on our management and operating personnel, and we may not be able to hire, train, upskill, and retain the appropriate personnel to manage and grow our services. We have incurred increased costs associated with long-term investment in the development of our owner-operator fleet and contract carrier capacity for our Asset-Light segment. As we focus on market opportunities for our asset-light solutions, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and new competitive challenges, and we may not be able to successfully gain market share.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels or changing market demands, as portions of salaries, wages, and benefits are fixed in nature, and adjustments otherwise needed to align the labor cost structure to corresponding business levels are limited as we strive to maintain service quality. It is more difficult to match our staffing levels and purchased transportation resources to our business needs in periods of rapid or unexpected change. We may, in the future, incur additional costs related to purchased transportation and/or experience labor inefficiencies in training new employees who are hired in response to growth. Such additional costs could be disproportionate to our business levels and may adversely impact our operating results. A prolonged labor shortage or significant labor inefficiencies could result in lower levels of service, including timeliness, productivity and/or quality of service. While we regularly evaluate and modify the network of our Asset-Based operations to reflect changes in customer demands and to reconcile the segment’s infrastructure with tonnage and shipment levels and the proximity of customer freight, there can be no assurance that any given network change will result in improvement in our Asset-Based segment’s results of operations.

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

Unsolicited takeover proposals, proxy contests and other proposals or actions by activist investors may adversely affect our business and our stock price.

We could become subject to unfavorable advances by investor activists or receive unsolicited takeover proposals at an undervalued stock price. In the event that a third party makes an unsolicited takeover proposal or otherwise attempts to gain control of our Company, our review and consideration of such proposals may be a significant distraction for our management and may require us to expend significant time and resources away from our primary operations. Such proposals may disrupt our business by causing uncertainty among current and potential employees, customers, and other stakeholders, which could negatively impact our business, results of operations, and financial condition. Any perceived uncertainties as to our future direction also may adversely affect the market price and lead to pronounced volatility in the price of our common stock.

Damage to our corporate reputation may cause our business to suffer.

Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived, and whether as a result of our actions or those of our third-party service providers, could adversely impact our customers’ image of our brands, including ArcBest, ABF Freight, Panther, MoLo, and U-Pack, and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, social and sustainability issues, and similar matters, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient. Additionally, the implementation of initiatives, including our sustainability initiatives, may increase our costs. It is difficult to predict how our efforts with respect to sustainability matters will be evaluated by current and prospective investors or by our customers or business partners, and our industry may be generally disfavored by the investing community at large.

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

We have registered or are pursuing registration of various marks and designs as trademarks in the United States. For some marks, we also have registered or are pursuing registration in certain other countries. At times, competitors may adopt service or trade names, logos, or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with Vaux. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged, invalidated, misappropriated, or infringed upon by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

Ineffective internal controls could negatively impact our business, results of operations, and reputation.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting, even if effective, only provide reasonable, not absolute, assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. If we are unable to establish adequate internal controls or if our internal controls do not consistently operate as designed, our business, operating results, and reputation could be harmed, and we could fail to meet our financial reporting obligations.

Risks Related to Our Industry

A nationwide or global disruption in the supply chain could increase volatility in freight volumes and materially impact our business.

Our business may be materially impacted by the cyclical nature of the supply chain industry and the related changes in consumer spending, which impacts our freight volumes. We have experienced, and may continue to experience, an inability to obtain, or delays in the delivery of, equipment necessary for operations, including tractors, trailers, and other equipment, as a result of manufacturing delays, supply chain disruptions, parts shortages, and equipment design changes due to upcoming federal and/or state emissions standards. The extent to which we are vulnerable to and may be negatively impacted by supply chain disruptions is uncertain and dependent upon the duration and severity of supply shortages or decreased consumer demand, as well as other factors beyond our control. Supply chain disruptions have and may continue to have a significant impact on consumer prices and demand, and create or exacerbate bottlenecks in production, which may negatively impact our freight volume, operating costs, and ability to serve our customers.

We operate in a highly competitive and fragmented industry, and our business could suffer if we are unable to adequately address factors that could affect our profitability, growth prospects, and ability to compete in the transportation and logistics market.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. We compete with union and nonunion LTL carriers of varying sizes and, to a lesser extent, with truckload carriers and railroads. We also compete with domestic and global logistics service providers, including asset-light logistics companies, integrated logistics companies, and third-party freight brokers that compete in one or more segments of the transportation industry.

Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers. The competitive factors material to our business are the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel and have greater operating flexibility as they are subject to less-stringent labor work rules.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing, and customers may seek bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	In an excess capacity market, we may be unable to maintain the higher market-driven prices we obtained for our services in the tighter capacity environment, especially if there is a prolonged recessionary period in the freight environment as there was during 2023 and 2024. Alternatively, as market capacity tightens, customer demand may exceed available carrier capacity in the industry.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Customers are increasingly focused on environmental concerns, including emissions, and may select transportation providers that are able to reduce emissions more readily or effectively through efficiency improvements to existing and emerging technologies, adoption of alternative fuels, or through carbon offsetting mechanisms.
●	Shippers may choose to build their own logistics capabilities reducing or eliminating need for these services from our Asset-Based segment.

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

In recent years, original equipment manufacturers (“OEMs”) have significantly raised the prices of equipment, including new revenue equipment, due to supply chain disruptions and other challenges beyond our control, including, but not limited to geopolitical conflicts; increased costs of materials and labor, above normal inflation levels; and high interest rates, which impact equipment financing. Manufacturers have also raised prices, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies as described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. GHG emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations as well as fuel costs. Additional state-mandated emission‑control requirements could increase equipment and fuel costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner-operators for portions of our Asset-Light segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some OEMs of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change, as experienced through the first half of 2023 due to significant shortages of semiconductor chips, which forced manufacturers to curtail or suspend their production, leading to lower supply of tractors and trailers, higher prices and lengthened trade cycles. We have and may continue to face reduced supply levels and/or increased acquisition costs for new tractors or trailers, as well as related parts and services, for our Asset-Based operations.

Fuel shortages, changes in fuel prices, or the inability to collect fuel surcharges, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The transportation industry is dependent upon the availability of adequate fuel supplies. Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or hedging arrangements to protect against fuel price increases. The supply and price of fuel fluctuates greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, legislation and regulation, military conflicts, price and supply decisions by oil producing countries and cartels, terrorist activities, and natural or man-made disasters. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes that are not offset by base freight rate increases or fuel surcharges or a disruption in our fuel supply could have a material adverse impact on our results of operations.

We also pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices in our Asset-Light segment. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact our results of operations.

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

Risks Related to Employees and Benefits

Difficulty attracting, retaining, and upskilling employees, or ABF Freight’s inability to reach agreement on future collective bargaining agreements, could result in labor inefficiencies, disruptions, stoppages, or delayed growth.

In certain markets, we continue to experience challenges with hiring an adequate number of qualified drivers and freight‑handlers. Although these hiring difficulties were tempered by the shutdown of a large LTL competitor in 2023, the available pool of drivers has been declining in recent years and may continue to decline, which has caused and may in the future cause difficulty in retaining and hiring qualified drivers. Government regulations or legislative actions that result in shortages of qualified drivers could also impact our ability to grow. The expansion of flexible work options in recent years has also provided more employment opportunities for those in professional roles, including our IT roles, making attraction and retention more complex. If wage inflation continues for noncontractual professional roles, our labor costs will increase. If we encounter difficulty in attracting, retaining, and upskilling employees, including qualified drivers, freight-handlers, and professional personnel, we could incur higher recruiting expenses or a loss of business, and our profitability and ability to grow could be adversely affected.

A significant portion of the employees in our Asset-Based segment are covered under the collective bargaining agreement between ABF Freight and the IBT. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. There can be no assurance that our future collective bargaining agreements will be renewed on terms favorable to us. The terms of any future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may also result in higher labor costs, insufficient operational flexibility, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. These multiemployer plans, established pursuant to the Taft-Hartley Act, are jointly trusteed and cover collectively bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan in a relatively short period of time pursuant to an agreement. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, we would have material liabilities for our share of the unfunded vested liabilities of each such plan.

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the 2023 ABF NMFA and other related supplemental agreements, as further discussed in Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These pension plans provide the best retirement benefits in the industry. However, when compared to competitors, ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Certain legislative actions that became effective in recent years include provisions to improve funding for multiemployer pension plans, as further discussed in Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. However, despite such legislative actions, we may still trigger withdrawal liability through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses. We continue to monitor the impact these legislative actions have on the funding status of the multiemployer pension plans to which ABF Freight contributes; however, we cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

Risks Related to Third Parties

We depend on services provided by third parties and could be adversely impacted by increased costs or disruption of these services, and claims arising from these services.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements; higher prices, including fuel surcharges; as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third‑party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers, which could result in loss of business or customer loyalty. In addition, third-party providers can be expected to increase their prices based on market conditions or to cover increases in their operating expenses. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to expand our capacity, add additional routes, or meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

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

Our engagement of independent contractor drivers to provide a portion of the capacity for our Asset-Light segment exposes us to different risks than we face with our employee drivers, which could have an adverse effect on our business.

The driver fleet for portions of our Asset-Light segment is made up of independent owner-operators and individuals. We face intense competition in attracting and retaining qualified owner-operators from the available pool of drivers and fleets, and we may be required to increase owner-operator compensation or take other measures to remain an attractive option for owner-operators. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in owner-operator compensation, our services may be less competitive. Furthermore, as these independent owner-operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time, which may impede our ability to deliver freight in a timely manner or result in increased expenses to do so.

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

The nature of our business exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, including wage and hour claims; competitive matters; personal injury; property damage; cargo claims; safety and contract compliance; environmental liability; and other matters, such as the matters, if any, described in Item 3 (Legal Proceedings) included in Part I of, or otherwise disclosed in, this Annual Report on Form 10-K. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from these claims and litigation. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Litigation can be disruptive to normal business operations and could require a substantial amount of time and effort from our management team. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

We establish reserves based on our assessment of known legal matters and contingencies. New legal claims or subsequent developments related to known legal claims asserted against us may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves, which could have a material adverse effect on our financial condition or results of operations.

Our business operations are subject to numerous governmental regulations in the transportation industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our financial condition and results of operations.

Various international, federal, state, and local agencies exercise broad regulatory powers over the transportation industry, such as those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We could become subject to new or more restrictive regulations, and the costs to comply with such regulations could increase our operating expenses. Such regulations could also influence the demand for transportation services. Failure to comply with laws and regulations can result in penalties, revocation of our permits or licenses, or both civil and criminal actions against us, in addition to potentially harming our reputation and brands.

Failures by us, or our contracted owner-operators and third-party carriers, to comply with the various applicable federal safety laws and regulations, or downgrades in our safety rating, among other things, could cause us to lose customers and our ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs, or we could experience difficulty in obtaining adequate levels of insurance coverage.

Our Asset-Light segment utilizes third-party service providers who are subject to similar regulatory requirements. We could be materially adversely affected if the operations of these providers are impacted by regulatory actions to the extent that a shortage of quality third-party service providers occurs. Also, activities by these providers that violate applicable laws or regulations could result in governmental or third-party actions against us. Although third-party service providers with whom we contract agree to comply with applicable laws and regulations, we may not be aware of, and may therefore be unable to address or remedy, violations by them.

We are also subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts, and other obligations related to data privacy, including customer and employee data. As a provider of worldwide transportation and logistics services, we collect and process significant amounts of customer data on a daily basis. In recent years, there have been global efforts by governments and consumer groups for increased transparency in how customer data is utilized and how customers and employees can control the use and storage of their data. Complying with existing or new data protection laws and regulations may increase our compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us and even perceived non-compliance may otherwise adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time. Additionally, if third parties or others violate obligations and restrictions with respect to data privacy and security, such violations may also put our customers’ or employees’ information at risk and could in turn have a material and adverse effect on our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with current and future environmental laws and regulations may be significant and could adversely impact our results of operations.

At certain facilities of our Asset-Based operations, we store fuel and oil in underground and aboveground tanks and other containers. In connection with these operations, we are subject to federal, state and local environmental laws and regulations relating to, among other areas: underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines, civil penalties, or litigation if we fail to obtain proper certifications or permits or if we do not comply with required environmental inspections, testing provisions, and consent decrees. Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities, including those occurring prior to ownership or use of such facilities, and at third-party waste disposal sites.

We routinely transport or arrange for the transportation of hazardous materials and explosives. The transportation of hazardous materials or explosives also involves the risks of, among others, leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal, as well as costs associated with the environmental clean-up of fuel spillage from our vehicles. In addition, if any damage or injury occurs as a result of these operations, we may be subject to claims from third parties and bear liability for such damage or injury.

Although we have instituted programs to monitor and control environmental risks and promote and maintain compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to clean‑up costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other GHG emissions, and some form of federal, state, and/or regional climate change legislation is possible in the future. Emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures. Compliance with laws and regulations related to climate risk may also increase our exposure to litigation or governmental investigations or proceedings. We may also encounter difficulties in collecting and managing data that impact timely compliance or incur significant costs to comply with increased regulation regarding environmental monitoring and financial reporting disclosure requirements, including those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain covenants under our financing arrangements. A default under these financing arrangements or changes in regulations could impact the availability of funds or our borrowing costs.

We are affected by the instability in the financial and credit markets, which from time to time has created volatility in various interest rates and returns on invested assets. We are subject to market risk due to variable interest rates on borrowings on our accounts receivable securitization program (“A/R Securitization”) and the revolving credit facility (“Credit Facility”) under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). Changes in interest rates may increase our financing costs related to future borrowings under our Credit Facility, future borrowings against our A/R Securitization, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including inflation, governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

Our Credit Agreement and A/R Securitization contain customary financial and other restrictive covenants that may limit our future operations. Failing to achieve certain required financial ratios could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

If we default under the terms of the Credit Agreement or our A/R Securitization and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, any borrowings under such facilities could be immediately declared due and payable. An event of default under either of these facilities could constitute automatic default on the other facility and could trigger cross-default provisions in our outstanding notes payable and other financing agreements unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or A/R Securitization, the lender of the A/R Securitization could proceed against the collateral by which that facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or A/R Securitization, changes in regulations that impact the availability of funds or our borrowing costs, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Our business is capital intensive. If we are unable to generate sufficient cash from operations, our growth and profitability could be limited due to significant ongoing capital expenditure requirements.

Our business requires significant capital expenditures, which we finance through various sources, including cash flows from operations, borrowings under our Credit Facility and A/R Securitization, and notes payable. We continue to invest significantly in our revenue equipment fleet. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, including our ability to invest in technological initiatives that drive business efficiencies; utilize our existing liquidity or enter into additional financing arrangements, including leasing arrangements; or operate our revenue equipment for longer periods resulting in increased maintenance costs, any of which could negatively impact our financial condition and results of operations.

Claims expenses, the cost of maintaining our insurance, or the loss of our ability to self-insure could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for cargo loss or damage, property damage, personal injury, and workers’ compensation related to accidents or events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, or for loss or damage to our customers’ goods or other damages for which we are alleged or may be determined to be responsible. Such claims against us and associated costs and legal expenses may not be covered by insurance policies or may exceed the amount of insurance coverage or our established reserves. Trends of higher third-party casualty claims exposure, in recent years, have increased and may continue to increase our claims costs. If the frequency and/or severity of claims increase, as experienced in recent years, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

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

Future impairment, if any, of our long-lived assets and our goodwill and intangible assets could adversely affect our financial condition and results of operations.

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Determination that certain long-lived assets are no longer needed for the strategic growth of our business may result in impairment charges, such as those incurred during the fourth quarter of 2024 for revenue equipment and certain other long-lived assets which were determined to no longer be needed in our business, and those incurred in third quarter of 2023 as certain long-lived operating right-of-use assets were made available for sublease. See Note C and Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our lease-related impairment charges.

Our goodwill and intangible assets are primarily associated with acquisitions in the Asset-Light segment. Our annual impairment evaluations for goodwill and indefinite-lived intangible assets in 2024, 2023, and 2022 produced no indication of impairment of the recorded balances; however, there can be no assurance that an impairment will not occur in the future.

Given the uncertainties regarding the economic environment, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, or other factors that negatively impact the fair value of the operations of our reporting units, could result in impairment and noncash write-off of a significant portion of our long-lived assets, goodwill, and intangible assets.

Risks Related to Other External Conditions

The widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events, could negatively impact the health and safety of our employees and/or adversely affect our business, results of operations, financial condition, and cash flows.

We may, in the future, be negatively impacted by a widespread outbreak of illness or disease, or any other public health crisis. The effects of an outbreak and future measures intended to prevent the spread of a health epidemic, including regulatory measures and our efforts and costs incurred to comply with them, could negatively impact our employees and operational efficiency and that of our third-party capacity providers, as well as demand for our services. We do not have insurance coverage specific to losses resulting from a pandemic. Many of the other risks discussed in this Risk Factors section may be heightened by such an outbreak or health epidemic, including those impacted by U.S. and global economic outlook.

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

External events, including, but not limited to, the occurrence of natural disasters, health epidemics, geopolitical conflicts, acts of war, cybersecurity incidents, and trade restrictions that impact us or our third parties who provide services for us could significantly impact our ability to conduct business. Although we have business continuity plans in place, there is no guarantee that our plans have adequately addressed every possible risk and can be successfully or timely implemented. We may incur substantial expenses in the implementation of our business continuity plans, and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted.

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including changes in tax laws, suspension of government operations and imposition of trade tariffs. Our performance is affected by recessionary economic cycles, inflation, labor and supply shortages, downturns in customers’ business cycles, and changes in their business practices, which may be impacted by factors such as higher inflation and interest rates. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. Further changes to U.S. or international trade policy or other global trade impacts could result in increased cost for goods transported globally, which may lead to reduced consumer demand, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of global economic trading activity. International security concerns, geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, could continue to have a material adverse effect on global trade and economic activity.

Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which may adversely affect the profit margin for our services. If we are unable to respond timely and effectively to changes in the pricing environment or if our strategies for customer retention and margin optimization are unsuccessful, our business, financial condition, and results of operations could be adversely impacted. Our operations and the rates we obtain for our services may also be negatively impacted when economic conditions lead to a decrease in shipping demand, which, in turn, results in excess equipment capacity in the industry. In certain market conditions, we may have to accept more freight from freight brokers, where freight rates are typically lower, or we may be forced to incur more non-revenue miles to obtain loads. Conversely, during times of higher shipping demand, tight market capacity may negatively impact the service levels we are able to provide to our customers.

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

As described in Part 1, Item 1A (Risk Factors), our operations rely on the secure processing, storage, and transmission of confidential and other information in our IT systems and networks. Computer viruses and other events beyond our control, including cybersecurity attacks and other cyber incidents such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, or disruption by malware, could expose our IT systems and those of our vendors to system interruptions, impacting the availability, reliability, speed, accuracy, and other proper functioning of these systems or result in the release of proprietary information or sensitive or confidential data, any of which could materially and adversely affect our business. Because the sophistication of cybersecurity threats is increasing and new techniques for attack are being developed rapidly, including attacks enabled by artificial intelligence, we cannot be certain that the controls and preventative actions that we have implemented to reduce the risk of cybersecurity incidents and to protect our systems will be effective in preventing a cybersecurity incident from materializing. While we have experienced minor cybersecurity incidents, we are not aware of any material cybersecurity incidents that occurred during the year ended December 31, 2024.

Governance

Our Audit Committee, with delegated authority from our Board of Directors, has primary oversight of cybersecurity risks.

Our CTO and Director of Information Security are responsible for oversight of the Company’s cybersecurity program, implementation and compliance of our information security standards, and mitigation of information security-related risks. Our CTO, with 38 years of IT experience and an undergraduate degree in Computer and Information Science, has served in his current role for five years and previously served as our director of infrastructure management for 12 years. Our CTO reports directly to the Company’s Chief Innovation Officer and indirectly to the Company’s President of ArcBest Technologies, who directly reports to the Chief Executive Officer. Our Director of Information Security, reports to our CTO, has 33 years of IT experience, including over 20 years in information security; a Master of Business Administration; an undergraduate degree in Computer Information Systems and Quantitative Analysis; and is a Certified Information Systems Security Professional.

We also have management-level committees who support our processes to assess and manage cybersecurity risk and related incidents as follows:

●	The Information Security Committee, chaired by our Director of Information Security, includes IT, legal, compliance and other business leads. The Information Security Committee provides a forum for these cross-functional members of management to consider existing and emerging cybersecurity risks; review cybersecurity regulations; determine cybersecurity project prioritization; approve, review, and update policies and standards, as appropriate; and promote cross-functional collaboration to manage cybersecurity risks across the enterprise to support the Company’s goals and address cybersecurity risks.
●	The Risk Management Committee, comprised of senior IT, operations, risk, legal, and compliance leaders across business segments, monitors enterprise risk management for the Company, including all subsidiaries. Among other processes, this committee reviews the Company’s programs and processes related to information security, third-party risks, vendor management, business disruption, business continuity, and disaster recovery, identifying gaps in the current risk management processes and considering potential risks due to changes in laws or the regulatory environment.
●	The Cybersecurity Incident Response Team, which includes representatives from our information security and technical services departments, in addition to company management and executives across the Company, is activated when a suspected incident is reported or discovered and is responsible for dissemination of information and coordination of personnel efforts required to successfully respond to an incident.
●	The Cybersecurity Incident Reporting Committee was formed to assess the materiality of cybersecurity incidents from a Securities and Exchange Commission reporting standpoint. In the event this committee determines a cybersecurity incident is material, committee members, as delegated, will notify the Audit Committee.

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

Asset-Based Segment

The Asset-Based segment operates out of its general office building located in Fort Smith, Arkansas and 241 revenue producing facilities, 10 of which also serve as distribution centers. The Company owns 119 of these Asset-Based segment facilities and leases the remainder from nonaffiliates. Asset-Based distribution centers are as follows:

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

ITEM 3.LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. The Company maintains liability insurance against certain risks arising out of the normal course of business, subject to certain self-insured retention limits. The Company has amounts accrued for certain legal, environmental, and self-insurance exposures. These exposures and legal actions which arise in the normal course of business are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations, or cash flows. For additional information related to our environmental and legal matters and other events, see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 27, 2025, there were 23,150,276 shares of the Company’s common stock outstanding, which were held by 169 stockholders of record. A substantially greater number of holders of ArcBest Corporation common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

On January 28, 2025, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.12 per share to stockholders of record as of February 11, 2025. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Fourth Amended and Restated Credit Agreement, and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Board of Directors has authorized extensions of the common stock repurchase program since it was first authorized in 2003. Most recently, in February 2024, the Board of Directors reauthorized the program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During 2024, the Company purchased 654,707 shares of its common stock for an aggregate cost of $74.4 million, including 331,887 shares for an aggregate cost of $37.7 million under Rule 10b5-1 plans, which allowed for stock repurchases during closed trading windows. During the three months ended December 31, 2024, the Company purchased 176,392 shares, leaving $56.6 million remaining under the Company’s share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
10/1/2024-10/31/2024	62,544	$103.58	62,544	$68,413
11/1/2024-11/30/2024	38,620	107.44	38,620	$64,264
12/1/2024-12/31/2024	75,228	102.20	75,228	$56,575
Total	176,392	$103.84	176,392
(1)	Represents the weighted average price paid per common share including commission.

ITEM 6.[RESERVED]

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

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. MD&A includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2024 compared to 2023, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) reconciliation to net income;
●	a financial summary and analysis of our Asset-Based segment results of 2024 compared to 2023, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of our Asset-Light segment results for 2024 compared to 2023, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies and Estimates discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but may have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

This Results of Operations section of MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in the Results of Operations section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Consolidated Results

	Year Ended December 31
	2024	2023	2022

	(in thousands, except per share data)
REVENUES
Asset-Based	$2,750,134	$2,871,004	$3,010,900
Asset-Light	1,552,936	1,680,645	2,139,272
Other and eliminations	(124,051)	(124,206)	(121,164)
Total consolidated revenues	$4,179,019	$4,427,443	$5,029,008

OPERATING INCOME (LOSS)
Asset-Based	$242,603	$253,152	$381,133
Asset-Light	58,444	(12,271)	52,725
Other and eliminations	(56,613)	(68,262)	(39,332)
Total consolidated operating income	$244,434	$172,619	$394,526

NET INCOME FROM CONTINUING OPERATIONS	$173,361	$142,164	$294,648

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	600	53,269	3,561

NET INCOME	$173,961	$195,433	$298,209

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$7.28	$5.77	$11.55
Discontinued operations(1)	0.03	2.16	0.14
Total diluted earnings per common share	$7.30	$7.93	$11.69
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The year ended December 31, 2024 represents adjustments related to the prior year gain on sale of FleetNet. The year ended December 31, 2023 includes the net gain on sale of FleetNet of $52.3 million (after-tax) or $2.12 diluted earnings per share. Discontinued operations are further described within Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our consolidated revenues, which totaled $4.2 billion for 2024, decreased 5.6% compared to 2023. The revenue decline is primarily attributable to lower market rates for our Asset-Light shipping and logistics services in a soft market environment and a decrease in our Asset-Based daily tonnage levels. The lower tonnage levels are primarily due to lower weight per shipment, compared to the prior-year period, despite an increase in demand for LTL-rated shipments following market disruption in 2023, as further discussed below. The year-over-year decrease in consolidated revenues for 2024 reflects a 4.2% decrease in our Asset-Based revenues and a 7.6% decrease in our Asset-Light revenues. The elimination of revenues reported within the “Other and eliminations” line of consolidated revenues increased 1.6% for 2024, compared to 2023, reflecting year-over-year changes in intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a 14.3% decrease in tonnage per day, partially offset by a 11.7% increase in billed revenue per hundredweight, including fuel surcharges, in 2024, compared to 2023. The decrease in tonnage per day is a result of a softer market environment driven in part by a weaker manufacturing sector. The increase in total billed revenue per hundredweight, including fuel surcharges, was driven by lower weight per shipment, a general rate increase implemented in third quarter 2024 and increases to deferred pricing agreements, partially offset by a decrease in fuel surcharge revenue associated with lower fuel prices and changes in business mix.

The decrease in revenues of our Asset-Light segment for 2024, compared to 2023, was impacted by a 12.8% decline in revenue per shipment associated with soft market conditions and a higher mix of managed transportation business, which has smaller shipment sizes and lower revenue per shipment metrics, partially offset by a 5.5% increase in shipments per day. Our Asset-Light segment generated approximately 36% and 37% of total revenues before other revenues and intercompany eliminations for 2024 and 2023, respectively.

Consolidated operating income increased by $71.8 million year-over-year reflecting the $90.3 million reduction in the contingent earnout consideration accrual during 2024 and a decrease in operating expenses due to lower purchased transportation costs in both of our operating segments and lower employee costs in the Asset-Light segment from continued alignment of costs to the market environment, offset partially by lower revenues in both the Asset-Light and Asset-Based segments and higher employee costs in the Asset-Based segment due to union wage and benefit rate increases. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated segment results during 2024 and 2023. In February 2024, we announced the next step in our Vaux suite – Vaux Smart Autonomy™, which combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. In March 2023, we launched our customer offering of VauxTM – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. For the year ended December 31, 2023, innovative technology costs also impacted our Asset-Based segment and included our freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Segment Results section. These combined costs decreased consolidated results by $34.1 million (pre-tax), or $26.1 million (after-tax) and $1.10 per diluted share, for 2024, compared to $52.4 million (pre-tax), or $39.7 million (after-tax) and $1.61 per diluted share, for 2023.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. Consolidated operating results increased by $90.3 million (pre-tax), or $67.9 million (after-tax) and $2.85 per diluted share, for 2024 and by $19.1 million (pre-tax), or $14.4 million (after-tax) and $0.58 per diluted share for 2023, in each case due to quarterly remeasurements which resulted in a lower liability of the contingent earnout consideration. Remeasurement of the contingent earnout consideration is further discussed in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company recognized asset impairment charges for certain revenue equipment and software during the fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. These asset impairment charges reduced operating results by $1.7 million (pre-tax), or $1.3 million (after-tax) and $0.05 per diluted share, for the year ended December 31, 2024. The Company recognized lease-related impairment charges during the third quarter of 2023 for a freight handling pilot facility, an Asset-Based service center, and certain Asset-Light office spaces that were made available for sublease, as further described within Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Asset impairment charges reduced operating results by $30.2 million (pre-tax), or $22.6 million (after-tax) and $0.92 per diluted share for the year ended December 31, 2023. Remeasurement of the long-lived assets, operating right-of-use assets, and leasehold improvements is further discussed within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Legal settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act reduced operating results by $0.3 million (pre-tax), or $0.2 million (after-tax) and $0.01 per diluted share in 2024, compared to $9.5 million (pre-tax), or $7.1 million (after-tax) and $0.29 per diluted share in 2023. Legal settlement expenses are further discussed within Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

During 2024, consolidated net income and earnings per share were impacted by a one-time, noncash impairment charge of $28.7 million (pre-tax), or $21.6 million (after-tax) and $0.91 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024. We recorded an adjustment to the fair value of our equity investment in Phantom Auto based on an observable price change during 2023, which increased consolidated net income by $3.7 million (pre-tax), or $2.8 million (after-tax) and $0.11 per diluted share, for 2023. These charges were recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A and in Note F to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $3.3 million and $0.14 per diluted share in 2024, and $4.6 million and $0.19 per diluted share in 2023. The vesting of restricted stock units resulted in a tax benefit of $11.3 million and $0.47 per diluted share for 2024, compared to a tax benefit of $5.3 million and $0.21 per diluted share in 2023.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and our equity investment, asset impairment charges, legal settlement expenses of the Asset-Light segment, and gain on sale of subsidiary, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income (loss), or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

	Year Ended December 31
	2024	2023	2022

	($ thousands)
Net Income from Continuing Operations	$173,361	$142,164	$294,648
Interest and other related financing costs	8,980	9,094	7,726
Income tax provision	45,353	44,751	93,655
Depreciation and amortization(1)	149,087	145,349	138,159
Amortization of share-based compensation	11,355	11,385	12,470
Change in fair value of contingent consideration(2)	(90,250)	(19,100)	18,300
Asset impairment charges(3)	1,700	30,162	—
Legal settlement(4)	274	9,500	—
Change in fair value of equity investment(5)	28,739	(3,739)	—
Gain on sale of subsidiary(6)	—	—	(402)
Consolidated Adjusted EBITDA from Continuing Operations	$328,599	$369,566	$564,556

(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. The 2023 period represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025.

(5)	For 2024, represents a noncash impairment charge to write off our equity investment in Phantom Auto and, for 2023, represents increase in fair value of our investment in Phantom Auto, as previously discussed.
(6)	Gain relates to the contingent amount recognized in second quarter 2022 when the funds were released from escrow relating to the sale of the labor services portion of the Asset-Light segment’s moving business.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our Asset-Based segment provides freight transportation services through one of North America’s largest less-than-truckload (“LTL”) carriers. Our customers trust the LTL solutions ABF Freight has provided for over a century and rely on our unwavering commitment to quality, safety, and customer service to solve their transportation challenges through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity. We are also committed to our deepening customer relationships to navigate challenges now and in the future.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2024, 2023, and 2022.

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

We also quantify certain key operating statistics, which are used by management to evaluate productivity of operations within the Asset-Based freight network and to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period. These measures are defined below and further discussed under Asset-Based Operating Expenses within the Asset-Based Segment Results section:

●	Shipments per dock, street, and yard (“DSY”) hour – total shipments (including shipments handled by purchased transportation agents) divided by DSY hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be offset by increased purchased transportation expense.

●	Pounds per mile – total pounds divided by total miles driven during the period (including pounds and miles moved with purchased transportation). This metric is used to measure labor efficiency of linehaul operations, although it is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation (including rail service) is used.

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

We allow shippers with established accounts and without negotiated published rates, instant access to competitive LTL rates through an online portal and API connectivity, matching their shipping needs with capacity available in the ABF Freight network at the time of the quote. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and this program has been beneficial in optimizing our business levels by improving capacity utilization in the Asset-Based network. In the current soft market environment, our dynamic pricing option has allowed us to strategically fill empty capacity, enabling us to reduce the need for employee furloughs or layoffs and be better positioned for a market rebound of higher freight demand, as well as provide a more sustainable service offering by reducing “empty miles” (or the number of miles we move empty or near-empty equipment for repositioning purposes). Although we continually evaluate our business mix to ensure revenue optimization, any resulting increase in revenues could be offset partially or entirely by the related increase in expenses needed to service higher shipment volumes.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to align our pricing with freight shipping trends in the industry, including the overall growth and ongoing profile shift to bulkier, yet often lighter, shipments across the supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions, such as accommodating for smaller LTL shipments. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling freight that is generally considered difficult to handle. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2024, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to our fuel costs. Asset-Based revenues for 2024, compared to 2023, were negatively impacted by lower fuel surcharge revenue due to a decrease in the nominal fuel surcharge rate, while total fuel costs also decreased. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2023 ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters

(“IBT”), which will remain in effect through June 30, 2028, and other related supplemental agreements. Total salaries, wages, and benefits, amounted to 50.5% and 48.1% of revenues for 2024 and 2023, respectively. Changes in salaries, wages, and benefits expense and shared services expenses, which include labor costs related to ABF Freight’s portion of company-wide functions, as a percentage of revenues are discussed in the Asset‑Based Segment Results section.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. ABF Freight has continued to address with the IBT the effect of the segment’s wage and benefit cost structure on its operating results. As of December 2024, approximately 82% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA.

Under the 2023 ABF NMFA, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, and through this contract, ABF Freight may implement location-specific wage increases in areas where hiring has been challenging. ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans. These contributions to multiemployer pension plans and health and welfare plans totaled $157.9 million and $218.5 million, respectively, in 2024, and $162.5 million and $215.6 million, respectively, in 2023. ABF Freight’s latest labor agreement with IBT requires wage rates and health, welfare, and pension contribution rates for most plans to increase annually in accordance with the terms of the 2023 ABF NMFA. Union wages increased 13.0% effective July 1, 2023 related to contractual wage and mileage rate increases under the 2023 ABF NMFA, the contractual wage rate increased effective July 1, 2024, and the health, welfare, and pension benefit contribution rate increased effective primarily on August 1, 2024, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.7%.

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

Through the term of the 2023 ABF NMFA, which extends through June 30, 2028, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, our future contribution rates to multiemployer pension plans may be less likely to increase as a result of legislation in recent years that has provided funding relief to many underfunded plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). If ABF Freight were to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan. Further, ABF Freight could also trigger complete or partial withdrawal liability from certain multiemployer pension plans through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses, which could result in material liabilities.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2024	2023	2022
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	50.5%	48.1%	43.0%
Fuel, supplies, and expenses	11.5	12.6	12.6
Operating taxes and licenses	2.0	1.9	1.7
Insurance	2.6	1.8	1.6
Communications and utilities	0.7	0.7	0.6
Depreciation and amortization	4.0	3.6	3.2
Rents and purchased transportation	10.0	11.8	14.6
Shared services	9.8	9.7	9.4
(Gain) loss on sale of property and equipment and asset impairment charges	—	—	(0.4)
Innovative technology costs(1)	—	0.8	0.9
Other	0.1	0.2	0.1
	91.2%	91.2%	87.3%

Asset-Based Operating Income	8.8%	8.8%	12.7%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, as further discussed in the Asset-Based Operating Income section.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2024	2023	% Change
Workdays(1)	252.5	251.5
Billed revenue per hundredweight, including fuel surcharges	$49.68	$44.46	11.7%
Billed revenue per shipment, including fuel surcharges	$548.81	$554.53	(1.0)%
Tonnage per day	10,968	12,803	(14.3)%
Shipments per day	19,856	20,529	(3.3)%
Shipments per DSY hour	0.444	0.425	4.5%
Weight per shipment	1,105	1,247	(11.4)%
Pounds per mile	18.11	18.87	(4.0)%
Average length of haul (miles)	1,126	1,092	3.1%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $2.8 billion and $2.9 billion for the years ended December 31, 2024 and 2023, respectively. The decrease in revenue compared to the prior year primarily reflects a decrease in tonnage per day and weight per shipment. Billed revenue (as described in the Asset-Based Segment Overview section) decreased 4.3% on a per-day basis in 2024, compared to 2023, primarily reflecting a 14.3% decrease in tonnage per day, partially offset by a 11.7% increase in billed revenue per hundredweight, including fuel surcharges. There was one more workday in 2024 versus 2023.

The decrease in tonnage per day for 2024, compared to 2023, is primarily related to the soft market environment resulting from prolonged weakness in industrial production, which has resulted in lower average weight per shipment levels as well as lower daily shipment levels. Total shipments, which decreased 3.3% on a per-day basis for 2024, compared to 2023, were impacted by changes in the Asset-Based business mix as well as the softer freight environment.

The increase in total billed revenue per hundredweight for 2024, including fuel surcharges, compared to 2023, was driven by the lower weight per shipment, which generally increases revenue per hundredweight, and pricing increases, offset partially by lower fuel surcharge revenue associated with lower fuel prices, compared to 2023. The pricing environment for LTL shipments continues to be rational. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight on our traditional LTL-rated freight was in the low-single digits for 2024, compared to 2023. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during 2024 increased an average of 4.9%, compared to the prior year. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on September 9, 2024, October 2, 2023, and November 7, 2022, although the rate changes vary by lane and shipment characteristics.

Current economic conditions and the Asset-Based segment’s pricing approach, as previously discussed in the Pricing section of the Asset-Based Segment Overview within Results of Operations, will continue to impact the segment’s tonnage levels and the prices it receives for its services and, as such, there can be no assurance that our Asset-Based segment will maintain or achieve improvements in its current operating results. The industry pricing environment remains rational, which has benefited our efforts to secure needed price increases; however, the competitive environment could limit the Asset-Based segment from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered in future periods.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $242.6 million in 2024, compared to $253.2 million in 2023, with an operating ratio of 91.2% in both periods. The Asset-Based segment’s operating ratio was impacted by the decline in revenues, offset by lower operating expenses, reflecting primarily cost control efforts to reduce utilization of outside resources and optimize internal resources, and the pausing of the freight handling pilot test program at ABF Freight during third quarter 2023, as discussed in the following paragraphs.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 50.5% and 48.1% of Asset-Based segment revenues for 2024 and 2023, respectively. Salaries, wages, and benefits increased $7.7 million for 2024, compared to 2023, primarily due to contract rate increases under the 2023 ABF NMFA, as previously discussed in the Asset-Based Revenues section. Wage rates increased 2.5% on July 1, 2024, and health, welfare and benefits rates increased 2.9% on August 1, 2024, for a blended increase of 2.7% in 2024. Wage rates increased 13.1% on July 1, 2023, and the health, welfare and benefits rates increased 4.0% on August 1, 2023, for a blended increase of 9.1% in 2023. The increases in salaries, wages and benefits from the union contract rates were offset in part, by improved productivity, as measured by shipments per DSY hour, a decrease in headcount to align with lower shipment levels, and by lower utilization of purchased transportation as discussed later in this section.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved 4.5% for 2024, compared to 2023, primarily due to City Route Optimization technology implemented in 2023, the separation of city operations from certain distribution centers in late 2023, and training and development at certain key locations, as the ABF Freight process compliance team continues to reinforce operational best practices throughout the Asset-Based network. Pounds per mile decreased 4.0% for 2024, compared to 2023, reflecting lower weight per shipment, partially offset by an improvement in linehaul productivity and an increase in the average length of haul.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.1 percentage points in 2024, compared to 2023. Fuel expense decreased during 2024, as the Asset-Based segment’s average fuel price per gallon (excluding taxes) decreased approximately 14% during 2024, compared to 2023. Lower city tractor age contributed to the decrease in costs to repair and maintain revenue equipment units during 2024, compared to 2023.

Rents and purchased transportation as a percentage of revenue decreased 1.8 percentage points in 2024, compared to 2023, primarily due to focused reduction in the utilization of local delivery agents and linehaul purchased transportation and a decrease in rail fuel surcharge cost per mile. Rail miles decreased approximately 9% in 2024, compared to 2023.

Insurance as a percentage of revenue increased 0.8 percentage point in 2024, compared to 2023, primarily due to an increase in the severity of third-party casualty claims, including an increase in the number of large claims in recent years and higher retention limits.

We paused the hardware portion of the pilot at ABF Freight distribution centers in Kansas City, Missouri and Salt Lake City, Utah during third quarter 2023. The Asset-Based segment did not incur innovative technology costs during the year ended December 31, 2024, while these costs reduced operating results of the Asset-Based segment by $21.7 million for 2023, resulting in a 0.8 percentage point decrease in expenses as a percentage of revenue in 2024, compared to 2023.

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

As supply chains become more complex, most shippers use a mix of modes to keep their supply chains moving, and our managed transportation solutions seamlessly connects these modes to build better supply chains. We continue to develop our managed transportation solutions as part of our strategic efforts to cross-sell our service offerings and meet the demand for these services that increase operational efficiencies, reduce costs, and give better insights into their supply chain. We expect to benefit from these and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our acquisition of MoLo, which was completed on November 1, 2021, accelerated the growth of our company by increasing the scale of truckload brokerage services offered within our Asset-Light segment and expanding our access to truckload capacity partners. Our acquisition of MoLo, including detail regarding the initial consideration payment and provision for certain additional cash consideration based on the achievement of certain targets, is discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the years ended December 31, 2024, 2023, and 2022.

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

We also evaluate productivity of operations within the Asset-Light segment and labor efficiency through the following key operating statistic, which, as defined below, is further discussed under Asset-Light Operating Expenses within the Asset-Light Segment Results section:

●	Shipments per employee per day – total shipments divided by the number of employees divided by the number of working days during the period, compared to the same prior-year period. This metric is used to measure the effectiveness of strategic initiatives to manage the segment’s cost structure from period to period.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Year Ended December 31
	2024	2023	2022
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	86.3%	85.4%	83.4%
Salaries, wages, and benefits(1)	7.7	7.7	7.0
Supplies and expenses	0.6	0.7	0.6
Depreciation and amortization(2)	1.3	1.2	1.0
Shared services(1)	4.4	3.9	3.2
Contingent consideration(3)	(5.8)	(1.1)	0.9
Asset impairment charges(4)	0.1	0.9	—
Legal settlement(5)	—	0.6	—
Other	1.6	1.4	1.4
	96.2%	100.7%	97.5%

Asset-Light Segment Operating Income (Loss)	3.8%	(0.7)%	2.5%
(1)	For 2023 and 2022, certain expenses have been reclassified to conform to the current year presentation, including amounts previously reported in “Shared services” that were reclassified to present “Salaries, wages, and benefits” expenses in a separate line item.
(2)	Includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in the Asset-Light Operating Expenses section below.
(4)	The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. The 2023 period represents noncash lease-related impairment charges for certain office spaces that were made available for sublease, as further discussed in the Asset-Light Operating Expenses section below.
(5)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025, as further discussed in the Asset-Light Operating Expenses section below.
(6)	The 2022 period includes a gain of $0.4 million recognized when funds were released from escrow in second quarter 2022, relating to the May 2021 sale of the labor services portion of the Asset-Light moving business.

A comparison of key operating statistics for the Asset-Light segment, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31,
	2024	2023
Revenue per shipment	(12.8%)	(25.3%)
Shipments per day	5.5%	5.3%
Shipments per employee per day	24.2%	12.5%

Asset-Light Revenues

Asset-Light segment revenues totaled $1.6 billion and $1.7 billion in 2024 and 2023, respectively. The 7.6% decrease in 2024 revenues, compared to 2023, primarily reflects the impact of lower average revenue per shipment associated with a soft market environment and a higher mix of managed transportation business, which has smaller shipment sizes and lower revenue per shipment metrics. Excess capacity in the truckload market continues to impact spot market rates resulting in lower revenue per shipment and compressed margins. Despite an increase in average daily shipment levels for the year ended December 31, 2024, driven by growth in managed transportation service offerings, lower revenue per shipment levels resulted in an overall revenue decline, compared to the same period of 2023.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated operating income of $58.4 million in 2024 and operating loss of $12.3 million in 2023. The year-over-year improvement in operating results reflects the changes in fair value of contingent earnout consideration related to the MoLo acquisition and decreases in operating expenses discussed in the following paragraphs, partially offset by lower revenues. Changes in the fair value of contingent earnout consideration reduced expenses by $90.3 million for the year ended December 31, 2024, compared to $19.1 million the same period of 2023. The year ended December 31, 2024 was also impacted by $1.7 million in asset impairment charges related to adjusting our capacity within Asset-Light operations during the fourth quarter of 2024 and $0.3 million in legal settlement expenses, compared to the year ended December 31, 2023, which was impacted by $14.4 million in lease-related asset impairment charges and $9.5 million in legal settlement expenses.

Asset-Light Operating Expenses

Operating expenses decreased $198.4 million, or 11.7%, and decreased as a percentage of revenue by 4.5 percentage points. Excluding the change in fair value of contingent earnout consideration and lower asset impairment charges and legal settlement expenses in 2024, as previously discussed, the decrease in operating expenses, compared to 2023, is due primarily to lower outside service costs and employee-related cost reductions in relation to lower business levels.

Purchased transportation costs as a percentage of revenue increased by 0.9 percentage point for 2024, compared to 2023, reflecting lower revenue outpacing the $95.8 million reduction of purchased transportation costs in 2024. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and changes in revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Contingent earnout consideration, as previously described, decreased as a percentage of revenue by 4.7 percentage points for 2024, compared to 2023. The contingent earnout consideration is discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Salaries, wages, and benefits were consistent as a percentage of revenue in 2024, compared to 2023, but decreased $10.1 million year-over-year as the segment continued efforts to align resources with business levels. Shipments per employee per day improved 24.2% for 2024, compared to 2023, as a result of these efforts, combined with technology advancements from the digital roadmap initiatives.

Shared service costs as a percentage of revenue increased 0.5 percentage point for 2024, compared to 2023, primarily reflecting the impact of lower revenues during 2024.

Asset impairment charges, as previously described, of $1.7 million recorded in the fourth quarter of 2024 and $14.4 million recorded in the third quarter of 2023 were 0.1 percentage point for 2024 and 0.9 percentage point of revenue for 2023. The lease-related impairment charges are discussed further in Note C and Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

During the first quarter of 2025, the Company settled a claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The Asset-Light segment recorded legal settlement expenses of $0.3 million in the fourth quarter of 2024 and $9.5 million in the fourth quarter of 2023 related to this claim. These settlement expenses are discussed further in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, asset impairment charges, and legal settlement expenses, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2024	2023	2022

	($ thousands)
Operating Income (Loss)(1)	$58,444	$(12,271)	$52,725
Depreciation and amortization(2)	20,062	20,370	20,730
Change in fair value of contingent consideration(3)	(90,250)	(19,100)	18,300
Asset impairment charges(4)	1,700	14,407	—
Legal settlement(5)	274	9,500	—
Gain on sale of subsidiary(6)	—	—	(402)
Asset-Light Adjusted EBITDA	$(9,770)	$12,906	$91,353
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $12.8 million, $12.8 million, and $12.9 million for 2024, 2023, and 2022, respectively, and is expected to total approximately $13.0 million for 2025.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is remeasured at each quarterly reporting date, and any change in fair value from recurring assessments is recognized in operating income. See Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during the fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. The 2023 period represents noncash lease-related impairment charges for certain office spaces that were made available for sublease. See Note C and Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)	Represents expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025, as previously described. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(6)	Gain relates to the contingent amount recognized in second quarter 2022 related to the sale of the labor services portion of the Asset-Light segment's moving business in second quarter 2021, when the funds were released from escrow.

Current Economic Conditions

Economic conditions continue to be influenced by higher interest rates, supply chain disruptions, and a slowing labor market. Additionally, ongoing tensions in the Middle East, trade disputes, potential changes in trade policies, and other geopolitical conflicts present uncertain and potentially increasing economic impacts going into 2025. Despite relatively high interest rates and rising unemployment, recession risk is estimated to be low for 2025. The housing market, which is another near-term recession indicator, remains relatively steady with home prices moderating during the second half of 2024, despite an overall significant decline since 2022. The recent improvement in the housing market is in response to the U.S. Federal Reserve easing monetary policy through interest rate cuts beginning in the third quarter of 2024.

Although inflation is easing, the manufacturing sector, as measured by the Purchasing Managers’ Index (“PMI”), expanded in January 2025. The growth follows a period of continuous contraction since November 2023, except for a brief expansion in March 2024. This trend has contributed to a decrease in freight volumes. In 2024, the economy grew at a slower pace than 2023 as measured by U.S. real gross domestic product (“real GDP”), with the fourth quarter 2024 annual real GDP rate increase being primarily driven by increased consumer and government spending, partially offset by a decrease in investment.

Although we implemented a general rate increase and secured increases on deferred pricing agreements and annually negotiated contracts during the year ended December 31, 2024, the Asset-Based segment has seen lower tonnage levels as a result of the soft market environment and lower shipment levels as a result of changes in the Asset-Based business mix. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment, which we experienced during 2024, resulted in a year-over-year decline in market pricing for many of our Asset-Light services, as compared to 2023. There can be no assurance that we will be able to secure adequate prices from this new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (CPI) increased 3.0%, before seasonal adjustment, year-over-year in January 2025 and 0.7% from December 2024. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Inflation is impacted by energy prices, including petroleum products; housing prices; and insurance services, which have increased in recent months. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

During 2024, the market slowly began to overcome the impact of supply chain disruptions and component shortages that limited the availability and production of certain revenue equipment and certain other equipment used in our business operations. The prices for these items have also increased. Partly as a result of inflationary pressures, our revenue equipment (tractors and trailers) has been and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. In 2023, ABF Freight entered into a Consent Decree with the Environmental Protection Agency (the “EPA”) to resolve alleged compliance issues under the federal Clean Water Act, agreeing to certain compliance tasks. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject, including additional detail on ABF Freight’s Consent Decree with the EPA.

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

In January 2023, we and MoLo were named as defendants in lawsuits related to an auto accident involving one of MoLo’s contract carriers, which occurred prior to our acquisition of MoLo. During the fourth quarter of 2024, a settlement and release agreement was executed by MoLo and three respective insurers responsible for settling the claim. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the legal matters in which we are currently involved.

Also disclosed in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we settled a claim for $9.8 million related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The claim, which was paid in January 2025, had been tentatively settled for $9.5 million in 2023 with an additional $0.3 million recognized in 2024 upon final settlement. The reserve for this claim was maintained within accrued expenses in the consolidated balance sheet at December 31, 2024 and 2023.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information technology (“IT”) systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs and certain software applications provided by third parties that are integral to our business operations. Any significant failure or other disruption in critical information systems, such as denial of service, intentional or inadvertent acts by employees or vendors with access to our systems or data, phishing, disruption by malware, ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in proprietary information or sensitive or confidential data, including information of customers, employees and others, being compromised could have a significant impact on our operations. New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. Although we strive to carefully select our third-party vendors, we do not control their actions and any problems caused by or impacting these third parties, including cybersecurity attacks and security breaches at a vendor, could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our IT systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems are vulnerable to interruption by adverse weather conditions or natural disasters; power loss; telecommunications failures; terrorist attacks; internet failures and other disruptions to technology, including computer viruses; and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication equipment; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable.

A portion of our office personnel work remotely through hybrid and remote work arrangements, which may increase the demand for IT resources and our exposure to cybersecurity risks, including increased risks of unauthorized access to proprietary information or sensitive or confidential data and other cybersecurity incidents, such as phishing. As a component of our cyber risk management program, we periodically engage a third-party provider to assess our cyber posture and assist us in improving our security profile. We review our processes around cybersecurity risk management and related governance framework and perform materiality assessments. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

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

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying such events at a point when the impact on our business could be minimized. We continuously monitor and develop our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. We are still in the early stages of utilizing generative AI, a process that is particularly complex as it uses sensitive, proprietary, and confidential data that could be leaked, as well as having potential flaws in algorithms and models that could ultimately affect outputs. We provide employee awareness training around cybersecurity risks. Despite our efforts, due to the increasing sophistication of cyber criminals and the development of new techniques for attack, including those enabled through artificial intelligence, we may be unable to anticipate or promptly detect, or implement adequate protective or remedial measures against the activities of perpetrators of cybersecurity attacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents, and short-term investments; cash generated by continuing operations; and borrowing capacity under our revolving credit facility (“Credit Facility”) under our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) or our accounts receivable securitization program (“A/R Securitization”).

This Liquidity and Capital Resources section of MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, were as follows:

	Year Ended December 31
	2024	2023	2022

	(in thousands)
Cash and cash equivalents	$127,444	$262,226	$158,264
Short-term investments	29,759	67,842	167,662
Total	$157,203	$330,068	$325,926

Cash, cash equivalents, and short-term investments decreased $172.9 million from December 31, 2023 to December 31, 2024. primarily due to capital expenditures, including service center remodels; paydown of long-term debt; treasury share repurchases; and the impact of lower business levels, partially offset by accounts receivable collections.

Our consolidated statements of cash flows presented for the years ended December 31, 2024 and 2023, include cash flows from continuing operations and the discontinued operations of FleetNet, which sold on February 28, 2023. Our discussions below segregate cash flows from continuing operations from those of discontinued operations for 2024 and 2023.

Cash Flows from Continuing Operations

Cash provided by operating activities during 2024 was $285.8 million compared to $321.4 million in 2023. Changes in operating assets and liabilities, excluding income taxes, increased cash provided by operating activities by $1.9 million and $40.7 million during 2024 and 2023, respectively. Excluding the first quarter 2024 settlement by an insurer of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2023, the year-over-year decreases in accounts receivable and prepaid expenses were partially offset by year-over-year increases in accounts payable and accrued expenses. The remainder of the change in operating assets and liabilities was primarily related to a lease buyout during the first quarter of 2024 of a property made available following the bankruptcy of a competitor in 2023.

During 2024, we spent $207.7 million on capital expenditures, net of proceeds from asset sales and equipment financings, including property purchases and the renovation of properties for our Asset-Based network, compared to $211.2 million spent in 2023. See Capital Expenditures below for estimated annual expenditure amounts for 2025. Cash provided by investing activities during 2023 was impacted by $100.9 million of proceeds from the sale of FleetNet, as further discussed in MD&A.

Cash used to repay the Credit Facility and promissory note payments during 2024 was $120.5 million. During 2024, we repurchased 654,707 shares of our common stock under our share repurchase plan for an aggregate cost of $75.2 million, including excise taxes. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $11.3 million during 2024. Our dividends and share repurchase programs are further discussed in the Other Liquidity section below.

Cash Flows from Discontinued Operations

We did not have any cash activities from discontinued operations during the year ended December 31, 2024. Net cash provided by operating activities of discontinued operations was $0.8 million during the year ended December 31, 2023, reflecting the routine operations of FleetNet. Net cash used in investing and financing activities of discontinued operations was $0.4 million and $0.5 million for the year ended December 31, 2023, respectively. Net cash of discontinued operations for both investing and financing activities did not have a material effect on operations as disclosed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Net cash activity for FleetNet has not materially impacted our operations in recent years, nor is the absence of cash flows from the discontinued operations of FleetNet expected to affect future liquidity or capital resources.

Financing Arrangements

We financed the purchase of $80.7 million of revenue equipment through notes payable during the year ended December 31, 2024. Future payments due under notes payable totaled $205.5 million, including interest, as of December 31, 2024, for an increase of $13.6 million from December 31, 2023.

We repaid the outstanding obligation under our Credit Facility of $50.0 million during the third quarter of 2024, increasing the borrowing availability at December 31, 2024, to $250.0 million, the initial maximum credit amount of the Credit Facility. Subsequent to December 31, 2024, we borrowed $25.0 million on the Credit Facility reducing our borrowing availability to $225.0 million.

Our A/R Securitization program was amended during second quarter 2024 to extend the maturity date to July 1, 2025, among other things. As of December 31, 2024, standby letters of credit of $15.3 million have been issued under the A/R Securitization which reduced our available borrowing capacity to $34.7 million.

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

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2024, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $267.6 million, including imputed interest, for a decrease of $8.2 million from December 31, 2023. Operating lease payments due within one year total $43.7 million. The scheduled maturities of our operating lease liabilities as of December 31, 2024 are disclosed in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. As of December 31, 2024, estimated projected payments, net of retiree premiums, related to postretirement health benefits total $0.8 million for the next year and $8.6 million for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $13.8 million as of December 31, 2024 (see Supplemental Benefit and Postretirement Health Benefit Plans within Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2024. These purchase obligations totaled $195.8 million as of December 31, 2024, with $180.4 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of December 31, 2024, the amount of our purchase obligations has increased $14.5 million from December 31, 2023, primarily related to ABF Freight revenue equipment. We have no investments, loans, or any other known contractual arrangements with unconsolidated special‑purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

ABF Freight has a withdrawal liability that was triggered when its multiemployer pension plan obligation with the New England Teamsters Trucking Industry Pension Fund was restructured under a transition agreement in 2018. As of December 31, 2024, payments due within one year under the withdrawal liability settlement total $1.6 million and total payments, which are due over the next 17 years, total $26.6 million. As of December 31, 2024, the outstanding withdrawal liability recognized in the consolidated balance sheet for this obligation totaled $18.7 million. ABF Freight contributes to other multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our capital expenditures for the periods indicated below:

	Year Ended December 31
	2024	2023	2022

	(in thousands)
Capital expenditures, gross including notes payable(1)	$303,817	$252,516	$230,648
Less financing from notes payable	80,714	33,495	82,425
Capital expenditures, net of notes payable	223,103	219,021	148,223
Less proceeds from asset sales	15,373	7,763	19,691
Total capital expenditures, net	$207,730	$211,258	$128,532
(1)	Actual capital expenditures in 2024, 2023 and 2022 fell below our estimates due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by parts shortages and manufacturing disruptions and, for 2023 and 2024, delays in some real estate facility projects.

For 2025, our total capital expenditures, including amounts financed, are estimated to range from $225.0 million to $275.0 million, net of asset sales. These 2025 estimated net capital expenditures include revenue equipment purchases of $130.0 million to $140.0 million, primarily for our Asset-Based operations. The remainder of our 2025 expected capital expenditures includes $60.0 million to $80.0 million of investments in real estate and facility upgrades to support our growth plans, as well as other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2025 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $164.0 million in 2025. The amortization of intangible assets is estimated to be approximately $13.0 million in 2025, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions are currently being impacted by geopolitical conflicts, competitive market factors, higher interest rates as a result of monetary policy, and volatile energy prices, among other factors. These conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our Credit Facility and A/R Securitization provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, amounts available under our Credit Facility, including amounts borrowed in February 2025, and A/R Securitization will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition if it is earned. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available, and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provides for additional cash consideration ranging from 44% to 212% of the target payment relative to the achievement of incremental adjusted EBITDA targets of 80% to 300% for years 2023 through 2025. The adjusted EBITDA metrics were below target for 2023 and 2024, resulting in no earnout payment for 2023 and 2024. The cumulative additional consideration through 2025 would be $215.0 million at 100% of the target, including catch-up provisions. As of December 31, 2024, the fair value of contingent earnout consideration is estimated to be $2.7 million (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

We continue to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On January 28, 2025, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of February 11, 2025. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

In February 2024, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. We purchased 654,707 shares of our common stock during 2024 for an aggregate cost of $74.4 million, including shares purchased under Rule 10b5-1 plans. As of December 31, 2024, $56.6 million remained available for repurchase under the share repurchase program (see Note K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

Financial Instruments

We had an interest rate swap agreement that terminated on October 1, 2024, which is further discussed in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K. As of December 31, 2024, we have no derivative or hedging arrangements outstanding.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, decreased $35.3 million from December 31, 2023 to December 31, 2024, reflecting improved collections and lower revenue levels.

Other Accounts Receivable

Other accounts receivable decreased $16.1 million from December 31, 2023 to December 31, 2024, reflecting the first quarter 2024 settlement by the insurer of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2023, offset partially by insured third-party casualty claims recorded at December 31, 2024 which were settled in first quarter 2025 and the settlement of the previously disclosed auto accident legal expense involving a MoLo carrier, which is further discussed in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Property, Plant, and Equipment Net

The increase in property, plant, and equipment, net of $151.2 million from December 31, 2023 to December 31, 2024, was primarily due to the purchase of three service center properties, planned service center remodels, construction of a new service center, and the purchase of revenue equipment used in our Asset-Based operations.

Prepaid Expenses

Prepaid expenses increased $10.8 million from December 31, 2023 to December 31, 2024, as prepayments outpaced amortization, including for various licenses and insurance.

Intangible Property, Net

Intangible property, net decreased $12.5 million from December 31, 2023 to December 31, 2024, as the Company continued to amortize amounts primarily related to the MoLo acquisition.

Operating Right‑of‑Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $22.8 million and in operating lease liabilities, including current portion, of $15.5 million from December 31, 2023 to December 31, 2024, was primarily due to new leases, a lease buy-out, and lease renewals during 2023.

Accounts Payable

Accounts payable decreased $41.2 million from December 31, 2023 to December 31, 2024, primarily due to the decrease in business levels and timing of payables.

Accrued Expenses

Accrued expenses increased $16.9 million from December 31, 2023 to December 31, 2024, primarily due to higher third-party casualty insurance and workers’ compensation reserves due to higher average claim costs and increased retention levels. Accrued expenses also increased due to the union profit sharing bonus accrual in 2024, while there was no profit-sharing bonus in 2023, as 2023 was not considered a full calendar year under the 2023 ABF NMFA for payment of the bonus. These amounts were partially offset by decreases in accruals for certain performance-based incentive plans due to lower operating results in 2024, compared to 2023.

Long-term Debt

The $39.8 million decrease in long-term debt, including current portion, from December 31, 2023 to December 31, 2024, is primarily due to payments on notes payable of $70.5 million and the $50.0 million paydown of the Credit Facility, net of equipment financed of $80.7 million.

Contingent Consideration

The contingent earnout consideration related to the MoLo acquisition, as previously described within the Other Liquidity section above, is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income (loss). The liability for contingent earnout consideration decreased $90.3 million from December 31, 2023 to December 31, 2024, due to the reduction in the probability of an earnout based on 2024 results and projections of 2025 adjusted EBITDA as defined in the Merger Agreement.

Deferred Income Taxes

The $22.9 million increase in deferred income taxes is primarily due to tax differences related to depreciation, the decrease in contingent earnout consideration and restricted stock units vested, offset by increases in third-party casualty claims, and the deferred tax benefit from the capital loss on an equity investment in Phantom Auto.

INCOME TAXES

This Income Taxes section of MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our effective tax rate on continuing operations was 20.7% and 23.9% of pre-tax income for 2024 and 2023, respectively. The rates for 2024 and 2023 were primarily impacted by state income taxes, non-deductible compensation under IRC Section 162(m), and the settlement of share-based payment awards. The settlement of share-based awards resulted in tax benefits of $9.2 million and $4.0 million in 2024 and 2023, respectively.

For 2024, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors, including the amount of pre-tax income as well as benefits recognized in the income statement upon settlement of share-based payment awards, caused our full year 2024 effective tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

We had net deferred tax liabilities after valuation allowances of $69.1 million and $47.6 million at December 31, 2024 and 2023, respectively. We evaluated the need for a valuation allowance for deferred tax assets at December 31, 2024 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.7 million and $1.8 million at December 31, 2024 and 2023, respectively. As the Canadian tax rate is higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $1.0 million at December 31, 2024 and 2023. At December 31, 2024, we had gross state net operating loss carryforwards of $101.4 million. These state net operating loss carryforwards were reserved by valuation allowances of $0.7 million. A valuation allowance was established at December 31, 2024 on less than $0.1 million of the gross federal net operating loss carryforwards that could not be used. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of items such as contingent earnout consideration, accelerated depreciation for tax purposes, gains and losses on sale of assets, and a significant number of liabilities, including workers’ compensation reserves and third-party casualty claims, and operating leases, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2024 and 2023 financial reporting income exceeded taxable income.

We made $71.1 million of federal, state, and foreign tax payments during the year ended December 31, 2024, and received refunds of $33.1 million of federal, state, and foreign taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2025 due primarily to the effect of 40% bonus depreciation on qualified depreciable assets in 2025 as allowed under the Tax Reform Act of 1986 (the “Tax Reform Act”), as amended. However, in the event we were to become unprofitable, net operating loss carrybacks allowed under the provisions of the Tax Reform Act could be limited in certain circumstances.

The Company's total effective tax rate was 20.8% and 24.4% for 2024 and 2023, respectively, including discontinued operations, which are further discussed in Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million for 2024 and $18.3 million for 2023, or an effective tax rate of 25.5% for both periods.

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

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and operating right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will determine the fair value of the assets and will recognize an impairment loss if the fair value of the assets is less than the recorded value. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our Asset-Light operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment.

Assets meeting the held-for-sale criteria at period end are evaluated for impairment by comparing the fair value of the assets to the carrying values. Due to a strategic decision to align capacity with current business levels during the fourth quarter of 2024, certain revenue equipment within the Asset-Light reporting segment met the held-for-sale criteria. After determining the carrying values of these assets were less than fair value, impairment was measured as the amount by which the carrying value exceeded the fair value of the assets. We also identified $0.3 million of capitalized software associated with the Asset-Light reporting segment that was no longer in use and fully impaired the software. Asset impairment charges related to the revenue equipment and capitalized software of $1.7 million were recognized as a component of operating expenses in the consolidated statements of operations for the year ended December 31, 2024.

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

Contingent Consideration

We record the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration. The fair value of the contingent earnout consideration liability for the MoLo acquisition was determined with the assistance of an independent third-party valuation firm who utilized a Monte Carlo simulation with Level 3 inputs including scenarios of estimated revenues and expenses or adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 12.9% and 13.3% as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the fair value of the outstanding contingent earnout consideration of $2.7 million related to the acquisition of MoLo was recorded in long-term liabilities as the 2024 target was not achieved.

The liability for contingent earnout consideration is remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. We recognized a gain of $90.3 million related to the net decrease in the fair value changes in the liability of contingent earnout consideration for the year ended December 31, 2024. Inputs that could impact the measurement of contingent earnout consideration include revised projections of revenue and expenses or adjusted EBITDA; changes in the discount rate due to changes in market interest rates, equity valuations and other factors; changes in volatility factors based on equity market conditions; and other relevant factors. The revenue, expenses, and EBITDA inputs drove the decrease in fair value of the contingent earnout consideration as of December 31, 2024, compared to the valuation at December 31, 2023, reflecting lower earnings than anticipated for 2024, resulting in no earnout payment for the year, and revised assumptions for the impact of business growth in 2025.

Impairment of Goodwill and Intangible Assets

Our consolidated goodwill balance of $304.8 million at December 31, 2024 is primarily related to acquisitions of MoLo and Panther in the Asset-Light segment. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually on October 1, or more frequently if indicators of impairment exist. As a result of the continuing soft market conditions and lower business levels in the Asset-Light segment during 2024, the Company performed an interim impairment testing on the goodwill balances as of September 1, 2024. A third-party valuation specialist was utilized in performing the impairment analysis. Management considered current and forecasted business levels and estimated future cash flows over several years, using the reporting units weighted average cost of capital. Management’s assumptions included a truckload market recovery beginning in mid-2025 and continuing into 2026. Based on the analysis performed, management determined it was more likely than not that the goodwill and indefinite-lived intangible assets were not impaired as of September 1, 2024. Our annual evaluation typically includes an analysis of qualitative factors to determine if it is more likely than not the fair value of the reporting unit is less than its carrying value. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is performed and compared to the carrying value to determine if the reporting unit is impaired and to measure impairment loss, if any. For annual and interim impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

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

Our assessment of the qualitative factors as of October 1, 2024, determined it was not more likely than not that the fair values of the reporting units were less than the carrying value. Key qualitative considerations included the interim quantitative analysis performed as of September 1, 2024, macroeconomic conditions, industry considerations and the market capitalization of the Company.

In the impairment assessment of goodwill, management also considered the total market capitalization, which was noted to be consistent the prior assessment date of October 1, 2023. We believe that there is no basis for adjustment of our goodwill asset value based on the impairment evaluation performed.

Our indefinite-lived intangible asset, which is the Panther Premium Logistics trade name, totaled $32.3 million as of December 31, 2024. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually on October 1, or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. As a result of the continuing soft market conditions and lower business levels in the Asset-Light segment during 2024, the Company performed an interim impairment testing on the Panther trade name balance as of September 1, 2024, and it was determined that the fair value of the Panther trade name was greater than the recorded balance by more than 30%, indicating there is no basis for adjustment of the asset value.

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

Our assessment of the qualitative factors as of October 1, 2024, determined it was not more likely than not that the fair values of the trade name was less than the carrying value. Key qualitative considerations included the interim quantitative analysis performed as of September 1, 2024, macroeconomic conditions, industry considerations and other factors.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. Our self-insurance limits are effectively $2.0 million, for each workers’ compensation loss occurring after November 1, 2023 and $1.0 million for each loss occurring prior to November 1, 2023. Effective November 1, 2024, our self-insured limits for each loss are generally $5.0 million for each third-party casualty or general liability claim and auto liability claim, up from self-insured limits of $3.0 million for third-party casualty or general liability claims and auto liability claims prior to November 1, 2024 and $2.0 million for claims prior to November 1, 2023. For our third-party casualty or general liability claims and auto liability claims, we also have a $5.0 million corridor aggregate on our excess policies, whereby we could incur additional liability on claims in excess of our general self-insurance limits. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $211.2 million and $181.8 million at December 31, 2024 and 2023, respectively. The reserve at December 31, 2024 includes an insured liability settlement for third-party casualty claims, for which the related receivable is recognized in other accounts receivable as of December 31, 2024. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2024 expense for workers’ compensation and third-party casualty claims by approximately $9.7 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

Interest Rate Risk

We have exposures to changes in interest rates as follows:

Cash, cash equivalents, and short-term investments. At December 31, 2024 and 2023, cash, cash equivalents, and short-term investments totaled $157.2 million and $330.1 million, respectively. Substantially all cash equivalents were in demand accounts with financial institutions. Our short-term investments were composed of certificates of deposit at December 31, 2024 and 2023. Although the fair values of these instruments can fluctuate, we believe that the short-term, liquid nature of these instruments and our ability to hold these instruments to maturity reduces our risk for potential material losses.

Debt. Our debt portfolio includes notes payable to finance the purchase of certain revenue equipment and other equipment with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Future borrowings, if any, under our Credit Facility and A/R Securitization are at a SOFR based variable interest rate and expose us to the risk of increasing interest rates. Our Credit Facility, A/R Securitization and notes payable are further described in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Market Risks

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $28.1 million and $25.7 million at December 31, 2024 and 2023, respectively. A 10% change in market value of these investments would have a $2.8 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2024 and 2023.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to less than 2% of total consolidated revenues for both 2024 and 2023. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements, and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ArcBest Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025, expressed an unqualified opinion thereon.

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

Insurance reserves

Description of the matter

At December 31, 2024, the Company’s aggregate insurance reserves were $211.2 million, which is related to workers’ compensation and third-party casualty claims, inclusive of amounts expected to be paid by the Company’s insurers above its self-insured retention limits. As discussed in Note B of the financial statements, liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis.

Auditing the Company's insurance reserves is complex as the estimate includes significant measurement uncertainty, involves the application of significant management judgment, and employs the use of various actuarial methods. In addition, the estimate for insurance reserves is sensitive to significant management assumptions, including the frequency and severity assumptions used to derive the computation of the IBNR reserve and loss development factors for reported claims.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the insurance reserves process, including management’s assessment of the assumptions and data underlying the IBNR reserve estimate.

To evaluate the insurance reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used by management and provided to the third-party actuarial specialist by performing test of details over a representative sample. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied and significant assumptions used in determining the estimated reserve. We compared the Company’s reserve amount to an estimated range developed by our actuarial specialist.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1972.
Rogers, Arkansas
March 3, 2025

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,444	$262,226
Short-term investments	29,759	67,842
Accounts receivable, less allowances (2024 – $8,257; 2023 – $10,346)	394,838	430,122
Other accounts receivable, less allowances (2024 – $648; 2023 – $731)	36,055	52,124
Prepaid expenses	47,860	37,034
Prepaid and refundable income taxes	28,641	24,319
Other	11,045	11,116
TOTAL CURRENT ASSETS	675,642	884,783
PROPERTY, PLANT AND EQUIPMENT
Land and structures	520,119	460,068
Revenue equipment	1,166,161	1,126,055
Service, office, and other equipment	351,907	319,466
Software	182,396	173,354
Leasehold improvements	32,263	24,429
	2,252,846	2,103,372
Less allowances for depreciation and amortization	1,186,800	1,188,548
PROPERTY, PLANT AND EQUIPMENT, net	1,066,046	914,824
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	88,615	101,150
OPERATING RIGHT-OF-USE ASSETS	192,753	169,999
DEFERRED INCOME TAXES	9,536	8,140
OTHER LONG-TERM ASSETS	92,386	101,445
TOTAL ASSETS	$2,429,731	$2,485,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$172,763	$214,004
Income taxes payable	—	10,410
Accrued expenses	394,880	378,029
Current portion of long-term debt	63,978	66,948
Current portion of operating lease liabilities	34,364	32,172
TOTAL CURRENT LIABILITIES	665,985	701,563
LONG-TERM DEBT, less current portion	125,156	161,990
OPERATING LEASE LIABILITIES, less current portion	189,978	176,621
POSTRETIREMENT LIABILITIES, less current portion	13,361	13,319
CONTINGENT CONSIDERATION	2,650	92,900
DEFERRED INCOME TAXES	78,649	55,785
OTHER LONG-TERM LIABILITIES	39,590	40,553
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2024: 30,401,768 shares; 2023: 30,024,125 shares	304	300
Additional paid-in capital	329,575	340,961
Retained earnings	1,435,250	1,272,584
Treasury stock, at cost, 2024: 7,114,844 shares; 2023: 6,460,137 shares	(451,039)	(375,806)
Accumulated other comprehensive income	272	4,324
TOTAL STOCKHOLDERS’ EQUITY	1,314,362	1,242,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,429,731	$2,485,094

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2024	2023	2022

	(in thousands, except share and per share data)
REVENUES	$4,179,019	$4,427,443	$5,029,008

OPERATING EXPENSES	3,934,585	4,254,824	4,634,482

OPERATING INCOME	244,434	172,619	394,526

OTHER INCOME (COSTS)
Interest and dividend income	11,618	14,728	3,873
Interest and other related financing costs	(8,980)	(9,094)	(7,726)
Other, net	(28,358)	8,662	(2,370)
	(25,720)	14,296	(6,223)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	218,714	186,915	388,303

INCOME TAX PROVISION	45,353	44,751	93,655

NET INCOME FROM CONTINUING OPERATIONS	173,361	142,164	294,648

INCOME FROM DISCONTINUED OPERATIONS, net of tax	600	53,269	3,561

NET INCOME	$173,961	$195,433	$298,209

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$7.36	$5.92	$11.98
Discontinued operations	0.03	2.22	0.14
	$7.39	$8.14	$12.13

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$7.28	$5.77	$11.55
Discontinued operations	0.03	2.16	0.14
	$7.30	$7.93	$11.69

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,553,410	24,018,801	24,585,205
Diluted	23,820,175	24,634,617	25,504,508

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2024	2023	2022

	(in thousands)
NET INCOME	$173,961	$195,433	$298,209

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Net actuarial gain (loss), net of tax: (2024 – $41; 2023 – $294; 2022 – $1,144)	(116)	(847)	3,298
Amortization of unrecognized net periodic benefit cost (credit), net of tax: (2024 – $257; 2023 – $342; 2022 – $195)
Net actuarial gain	(742)	(988)	(562)

Interest rate swap and foreign currency translation:
Change in unrealized gain (loss) on interest rate swap, net of tax: (2024 – $447; 2023 – $475; 2022 – $812)	(1,263)	(1,341)	2,295
Change in foreign currency translation, net of tax: (2024 – $683; 2023 – $141; 2022 – $576)	(1,931)	397	(1,627)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(4,052)	(2,779)	3,404

TOTAL COMPREHENSIVE INCOME	$169,909	$192,654	$301,613

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(in thousands)
Balance at December 31, 2021	29,360	$294	$318,033	$801,314	4,493	$(194,273)	$3,699	$929,067
Net income				298,209				298,209
Other comprehensive income, net of tax							3,404	3,404
Issuance of common stock under share-based compensation plans	399	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(16,222)					(16,222)
Share-based compensation expense			12,775					12,775
Purchase of treasury stock					822	(65,002)		(65,002)
Forward contract for accelerated share repurchase			25,000		214	(25,000)		—
Dividends declared on common stock				(10,830)				(10,830)
Balance at December 31, 2022	29,759	298	339,582	1,088,693	5,529	(284,275)	7,103	1,151,401
Net income				195,433				195,433
Other comprehensive loss, net of tax							(2,779)	(2,779)
Issuance of common stock under share-based compensation plans	265	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,311)					(10,311)
Share-based compensation expense			11,692					11,692
Purchase of treasury stock					931	(91,531)		(91,531)
Dividends declared on common stock				(11,542)				(11,542)
Balance at December 31, 2023	30,024	300	340,961	1,272,584	6,460	(375,806)	4,324	1,242,363
Net income				173,961				173,961
Other comprehensive loss, net of tax							(4,052)	(4,052)
Issuance of common stock under share-based compensation plans	378	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,737)					(22,737)
Share-based compensation expense			11,355					11,355
Purchase of treasury stock					655	(75,233)		(75,233)
Dividends declared on common stock				(11,295)				(11,295)
Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net income	$173,961	$195,433	$298,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,265	132,900	127,119
Amortization of intangibles	12,822	12,829	12,920
Share-based compensation expense	11,355	11,438	12,775
Provision for losses on accounts receivable	4,834	3,630	6,955
Change in deferred income taxes	22,437	(5,566)	(6,250)
(Gain) loss on sale of property and equipment	(2,176)	4,797	(11,650)
Gain on sale of subsidiary	—	—	(402)
Pre-tax gain on sale of discontinued operations	(806)	(70,201)	—
Asset impairment charges	1,700	30,162	—
Change in fair value of contingent consideration	(90,250)	(19,100)	18,300
Change in fair value of equity investment	28,739	(3,739)	—
Changes in operating assets and liabilities:
Receivables	45,499	41,189	(10,349)
Prepaid expenses	(11,214)	2,563	(410)
Other assets	(4,120)	3,830	(2,941)
Income taxes	(14,956)	(10,657)	(5,041)
Operating right-of-use assets and lease liabilities, net	(7,205)	2,920	2,952
Accounts payable, accrued expenses, and other liabilities	(21,039)	(10,261)	28,632
NET CASH PROVIDED BY OPERATING ACTIVITIES	285,846	322,167	470,819

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(223,103)	(219,021)	(148,223)
Proceeds from sale of property and equipment	15,373	7,763	19,691
Proceeds from sale of discontinued operations	—	100,949	—
Business acquisition, net of cash acquired	—	—	2,279
Proceeds from the sale of subsidiary	—	—	475
Purchases of short-term investments	(29,236)	(96,537)	(182,352)
Proceeds from sale of short-term investments	66,584	198,120	64,329
Capitalization of internally developed software	(16,897)	(12,977)	(17,282)
NET CASH USED IN INVESTING ACTIVITIES	(187,279)	(21,703)	(261,083)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	—	58,000
Proceeds from notes payable	—	—	14,206
Payments on long-term debt	(120,518)	(69,180)	(115,540)
Net change in book overdrafts	(3,504)	(14,101)	8,356
Deferred financing costs	(62)	55	(952)
Payment of common stock dividends	(11,295)	(11,542)	(10,830)
Purchases of treasury stock	(75,233)	(91,531)	(65,002)
Payments for tax withheld on share-based compensation	(22,737)	(10,311)	(16,222)
NET CASH USED IN FINANCING ACTIVITIES	(233,349)	(196,610)	(127,984)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(134,782)	103,854	81,752
Cash and cash equivalents of continuing operations at beginning of period	262,226	158,264	76,568
Cash and cash equivalents of discontinued operations at beginning of period	—	108	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,444	$262,226	$158,372

NONCASH INVESTING ACTIVITIES
Equipment financed	$80,714	$33,495	$82,425
Accruals for equipment received	$463	$1,727	$4,337
Lease liabilities arising from obtaining right-of-use assets	$49,452	$62,425	$87,294

The accompanying notes are an integral part of the consolidated financial statements.

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

The Asset-Based segment represented approximately 64% of the Company’s 2024 total revenues before other revenues and intercompany eliminations. As of December 2024, approximately 82% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented. For more information on the Company’s discontinued operations, see Note D.

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

Reclassifications: For the years ended December 31, 2023 and 2022, certain reclassifications have been made between operating expenses lines of the Asset-Light segment to conform to the current-year presentation (see Note N). There was no impact on Asset-Light operating expenses as a result of these reclassifications. The Company also made reclassifications for the years ended December 31, 2023 and 2022, to conform to the current-year presentation by combining immaterial amounts within the tax reconciliation table and the deferred tax asset components table for December 31, 2023. (see Note F).

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-Term Investments: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Short-term investments consist of FDIC-insured certificates of deposit with original maturities greater than ninety days and remaining maturities less than one year. Certificates of deposit are valued at cost plus accrued interest, which approximates fair value. Interest and dividends related to cash, cash equivalents, and short-term investments are included in interest and dividend income.

Concentration of Credit Risk: The Company is subject to concentrations of credit risk related to the portion of its cash, cash equivalents, and short-term investments, which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 3% of its revenues in 2024, 2023, or 2022 or more than 7% of its accounts receivable balance at December 31, 2024 and 2023. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Receivable Allowances: The Company maintains allowances for credit losses and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $4.4 million and $5.5 million at December 31, 2024 and 2023, respectively. During 2024, the allowance for credit losses increased $4.8 million and was reduced $5.9 million by write-offs, net of recoveries.

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

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right-of-use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at the lesser of its carrying amount or fair value and recognize an impairment loss, if any, in operating income. During 2024 and 2023, the Company evaluated certain long-lived assets for impairment (see Note C).

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent certain properties, revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on sales of property and equipment are reported in operating income. Assets held for sale of $18.4 million and $1.5 million were reported within other long-term assets as of December 31, 2024 and 2023, respectively. As of December 31, 2024, assets held for sale primarily include real estate properties and certain Asset-Light revenue equipment which were classified as held for sale in the fourth quarter of 2024. The real estate consists of two parcels of land with a combined carrying amount of $12.8 million for which plans to sell were entered in the fourth quarter of 2024 following the Company’s determination that the properties will not be utilized in its Asset-Based service center operations. The Asset-Light revenue equipment consists of trailers with a carrying amount of $4.6 million, which are being marketed for sale as a result of a strategic plan to adjust capacity within Asset-Light's operations (see Note C). The fair value of these held for sale assets as of December 31, 2024 and 2023, were determined using Level 2 inputs.

Contingent Consideration: The Agreement and Plan of Merger for our acquisition of MoLo provides for additional cash consideration based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for each of the years ended December 31, 2023, 2024, and 2025. The adjusted EBITDA metrics were below target for 2023 and 2024, resulting in no earnout payment for 2023 and 2024. The Company records the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration for an acquisition. The fair value of the contingent earnout consideration liability is determined using a Monte Carlo simulation with Level 3 inputs including volatility factors, projected revenue and expenses or adjusted EBITDA, and the discount rate. The liability for contingent earnout consideration is remeasured at each quarterly reporting date and any change in fair value as a result of the recurring assessments is recognized in operating income (see Note C).

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually as of October 1 or more frequently if indicators of impairment exist (see Note E). The Company typically assesses qualitative factors but may also use a quantitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is prepared to measure the amount of goodwill impairment, if any.

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

Management applies judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years in jurisdictions in which they are allowable, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Long-Term Investments: The Company’s long-term investments are recorded in other long-term assets and represent equity investments in private entities without readily determinable fair values. The investments are recorded using the measurement alternative in which the Company’s equity interests are recorded at cost and adjusted for any impairments or for observable price changes identified in orderly transactions of similar investments of the same issuers. As of December 31, 2023, the carrying amount of the investment in Phantom Auto totaled $28.7 million, which was written off during the year ended December 31, 2024 (see Note C). The changes in fair value of the equity investments are recognized below the operating income line in “Other, net” within “Other income (costs).”

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $15.6 million and $19.2 million at December 31, 2024 and 2023, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Loss Contingencies: The Company is involved in various legal actions arising in the ordinary course of business. The Company assesses loss contingencies by estimating the likelihood of loss or the incurrence of a liability. The Company records a liability and expense for loss contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s legal matters are discussed in Note O.

Interest Rate Swap Derivative Instrument: The Company accounts for derivative instruments as either assets or liabilities and carries them at fair value. The Company’s interest rate swap was designated as a cash flow hedge. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The effective portion of the gain or loss on the interest rate swap instrument was reported as unrealized gain or loss as a component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity and the change in the unrealized gain or loss on the interest rate swap was reported in other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income. The unrealized gain or loss is reclassified out of accumulated other comprehensive loss into income in the same period or periods during which the hedged transaction affects earnings. There was no unrealized gain or loss reclassified to earnings from accumulated other comprehensive loss upon termination of the interest rate swap on October 1, 2024.

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

The Company elected the practical expedient for leases with a term of 12 months or less exempting balance sheet treatment for all classes of assets to include real property, revenue equipment, and service, office, and other equipment. The Company adopted the policy election as a lessee for all classes of assets to account for each lease component and its related non-lease component(s) as a single lease component. In determining the discount rate, the Company uses ArcBest Corporation’s incremental borrowing rate unless the rate implicit in the lease is readily determinable when entering into a lease as a lessee. The incremental borrowing rate is determined by the price of a fully collateralized loan with similar terms based on current market rates.

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

The Company has not incurred service cost under the SBP since the accrual of benefits under the plan was frozen on December 31, 2009. The Company incurs service cost under the postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (credit) of the SBP (including pension settlement expense) and the postretirement health benefit plan are reported within the other line item of other income (costs).

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

The Company uses December 31 as the measurement date for the SBP and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, which triggers settlement accounting. The Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. The SBP has not incurred pension settlement expense since 2020.

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

Asset-Based Segment

Asset-Based segment revenues consist primarily of less-than-truckload freight delivery. Performance obligations are satisfied upon final delivery of the freight to the specified destination. Revenue is recognized in each reporting period based on the expense incurred relative to each shipment’s transit time. A bill‑by‑bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate period. Because the bill‑by‑bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method.

Certain contracts may provide for volume-based or other discounts which are accounted for as variable consideration. The Company estimates these amounts based on a historical expectation of discounts to be earned by customers, and revenue is recognized based on the estimates. Management believes that actual amounts will not vary significantly from estimates of variable consideration.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for shipments and services where the Company utilizes a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remains primarily responsible for fulfilling delivery to the customer and maintains discretion in setting the price for the services.

Asset-Light Segment

Asset-Light segment revenues consist primarily of asset-light logistics services using third-party vendors to provide transportation services. Asset-Light segment revenue is recognized based on the relative transit time in each reporting period using estimated standard delivery times for freight in transit at the end of the reporting period. Purchased transportation expense is recognized as incurred consistent with the recognition of revenue.

Revenue and purchased transportation expense are reported on a gross basis for shipments and services where the Company utilizes a third-party carrier for pickup and delivery but remains primarily responsible to the customer for delivery and maintains discretion in setting the price for the service.

Other Recognition and Disclosure

Payment terms with customers may vary depending on the service provided, location or specific agreement with the customer. Payment terms generally vary between 30 to 90 days. For certain services, payment is required before the services are provided to the customer.

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

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant, adjusted for the present value of dividends which are not payable with respect to unvested restricted stock units (“RSUs”). The RSUs generally vest over a specified time beginning on the grant date. RSUs granted in 2024, 2023 and 2022 follow a three-year ratable vesting schedule with one-third of the grants vesting each year. Awards granted to non-employee directors typically vest at the end of a one-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares in settlement of the RSU award. The Company recognizes the income tax benefits of dividends on share-based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

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

Advertising: The Company expenses advertising costs as incurred. These costs totaled $22.3 million, $27.8 million, and $28.7 million for 2024, 2023, and 2022, respectively.

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities. Fair value measurements are disclosed in accordance with the following hierarchy of valuation approaches based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 – Quoted prices for identical assets and liabilities in active markets.
●	Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

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

Adopted Accounting Pronouncements

In the fourth quarter of 2024, the Company adopted an amendment to Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, which required, among other things, enhanced disclosures of significant segment expenses on an annual and interim basis, the title and position of the Chief Operating Decision Maker (“CODM”), and how the CODM uses the reported measures of a segments profit or loss to assess performance and allocate resources. The adoption did not have a significant impact on the Company’s disclosures.

Accounting Pronouncements Not Yet Adopted

ASC Topic 740, Income Taxes, was amended in December 2023 through the issuance of Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, while early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s disclosures.

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

ASC Topic 220, Disaggregation of Income Statement Expenses, was amended in November 2024 through the issuance of ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires additional disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, while early adoption is permitted. The Company is currently assessing the amendment’s impact on the Company’s disclosures.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The components of cash and cash equivalents and short-term investments as of December 31 are presented in the following table:

	2024	2023

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$83,048	$168,472
Money market funds(2)	44,396	93,754
Total cash and cash equivalents	$127,444	$262,226

Short-term investments
Certificates of deposit(3)	$29,759	$67,842
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC-insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2024 and 2023, cash deposits and short-term investments totaling $51.7 million and $76.3 million, respectively, were not FDIC insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2024		2023

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$—	$—	$50,000	$50,000
Notes payable(2)	189,134	187,675	178,938	177,149
New England Pension Fund withdrawal liability(3)	18,671	16,783	19,402	18,220
	$207,805	$204,458	$248,340	$245,369
(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy). The Company paid down the $50.0 million debt under the Credit Facility during the third quarter of 2024.
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 6.0% and 5.3% at December 31, 2024 and 2023, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of December 31, 2024, the outstanding withdrawal liability totaled $18.7 million, of which $0.8 million was recorded in accrued expenses and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that are measured at fair value on a recurring basis as of December 31 are presented in the following table:

	2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$44,396	$44,396	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,570	5,570	—	—
	$49,966	$49,966	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

	2023
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$93,754	$93,754	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,627	4,627	—	—
Interest rate swap(4)	1,710	—	1,710	—
	$100,091	$98,381	$1,710	$—
Liabilities:
Contingent consideration(3)	$92,900	$—	$—	$92,900

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The estimated fair value of contingent consideration related to the acquisition of MoLo (see Note B) is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and expenses or adjusted EBITDA to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 12.9% and 13.3% as of December 2024 and 2023, respectively. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date. The decrease in fair value of contingent earnout consideration as of December 31, 2024, compared to December 31, 2023, reflects the reduction in the probability of payout based on 2024 results and projections of 2025 adjusted EBITDA.
(4)	The Company’s interest rate swap terminated on October 1, 2024. The fair value of the interest rate swap at December 31, 2023 was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are generally considered to be in Level 3 of the fair value hierarchy. However, the Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2023 and considered the interest rate swap valuation in Level 2 of the fair value hierarchy.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2023	$92,900
Change in fair value included in operating expenses	(90,250)
Balance at December 31, 2024	$2,650

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon events or changes in circumstances that indicate the carrying amount may not be recoverable. The following table provides the changes in long-lived assets measured on a nonrecurring basis during the years ended December 31:

	2024	2023

	(in thousands)
Equity investment(1)	$(28,739)	$3,739
Revenue equipment(2)	$(1,393)	$—
Software(2)	$(307)	$—
Operating right-of-use assets(3)	$—	$(28,124)
Leasehold improvements(3)	$—	$(2,038)
(1)	In November 2021, the Company recorded an equity investment for $25.0 million in Phantom Auto, a startup provider of human-centered remote operation software, and became a lead investor in their Series B Preferred offering. The equity investment was accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allowed the investment to be recorded at cost, less any impairment and adjusted for observable price changes. During 2023, the fair value of the Company’s investment in Phantom Auto increased based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round as of April 26, 2023. During the first quarter of 2024, the Company was notified that Phantom Auto was ceasing operations due to liquidity concerns from failing to secure additional funding from investors or lenders. As a result, the Company assessed the likelihood of recovering its investment as remote and recorded a pre-tax, noncash impairment charge, to write off the equity investment in Phantom Auto, which was recognized below the operating income line in “Other, net” within “Other income (costs)” using inputs categorized in Level 3 of the fair value hierarchy.
(2)	During the fourth quarter of 2024, the Company recorded impairment charges for certain revenue equipment and software as part of a strategic decision to adjust capacity within Asset-Light’s operations. The impairment charges were reported in operating expenses in the consolidated statements of operations for the year ended December 31, 2024. Inputs used in the fair value measurements of these assets were categorized in Level 2 of the fair value hierarchy. The software was impaired after it was determined it was no longer going to be utilized and the revenue equipment was written down to fair value, less cost to sell, of $4.6 million when it was reclassified to assets held for sale at fair value, which is reported within other long-term assets as of December 31, 2024.
(3)	During the third quarter of 2023, the Company recorded impairment charges related to operating right-of-use assets and leasehold improvements associated with a freight handling pilot facility, a service center, and office spaces that were made available for sublease. The lease impairment charges were recognized as a component of operating expenses in the consolidated statement of operations for the year ended December 31, 2023. The fair value of these asset groups was estimated at September 1, 2023, using inputs categorized in Level 3 of the fair value hierarchy, such as discounted cash flow method utilizing market-participant discount rates ranging from 7.5% to 9.5% and certain unobservable inputs, including estimated cash flows based on anticipated future sublease terms as determined using third-party real estate broker quotes. See Note G for additional discussion related to these impairment charges.

NOTE D – DISCONTINUED OPERATIONS

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary of the Company, for an initial aggregate cash purchase price of $101.1 million, which was subject to certain tax and other customary adjustments, and recorded a pre-tax gain on sale of $69.1 million, or $51.4 million, net of tax. The purchase price was adjusted during the second quarter of 2023, resulting in an aggregate adjusted cash purchase price of $100.9 million. After adjustments, the pre-tax gain recognized in 2023 and 2024 totaled $70.2 million and $0.8 million, respectively. The financial results of FleetNet have been accounted for as discontinued operations for all periods presented.

The financial results from discontinued operations for the years ended December 31 are summarized in the following table:

	2024	2023	2022

	(in thousands)
Revenues	$—	$55,929	$295,043

Operating expenses
Gain on sale of business(1)	(806)	(70,201)	—
Other	—	54,623	290,300
	(806)	(15,578)	290,300

Operating income	806	71,507	4,743

Other income, net(2)	—	17	109

Income from discontinued operations before income taxes	806	71,524	4,852

Income tax provision	206	18,255	1,291

Income from discontinued operations, net of tax	$600	$53,269	$3,561
(1)	The 2024 period includes the reversal of an employee-related contingent liability that expired one year after disposition, per the purchase agreement. The 2023 period includes transaction costs of $3.8 million consisting of consulting fees, professional fees, and employee-related expenses, as well as the resolution of certain post-close contingencies in the second quarter of 2023.
(2)	The 2023 and 2022 periods include interest expense, which is immaterial.

Cash flows from discontinued operations of FleetNet for the years ended December 31 were as follows:

	2024	2023	2022

	(in thousands)
Net cash provided by operating activities(1)	$—	$762	$2,825
Net cash used in investing activities(2)	—	(397)	(3,329)
Net cash provided by (used in) financing activities	—	(473)	560
Net increase (decrease) in cash and cash equivalents	$—	$(108)	$56
(1)	Includes depreciation and amortization expense of $0.4 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. Also includes share-based compensation expense for the year ended December 31, 2023 of $0.3 million, which is included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows.
(2)	Includes purchases of property, plant and equipment of $0.1 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. Excludes the proceeds from the sale of discontinued operations, which are included in cash flows from continuing operations.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at December 31, 2024 and 2023 relates to the Asset-Light segment. The accumulated impairment of goodwill at December 31, 2024 and 2023 totaled $20.0 million.

Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually as of October 1, or more frequently if indicators of impairment exist. The annual impairment evaluation of the goodwill and indefinite-

lived intangible assets of the Asset-Light reporting unit were performed as of October 1, 2023, and it was determined that there was no impairment of the recorded balances.

As a result of the continuing soft market conditions and lower business levels in the Asset-Light segment into the third quarter of 2024, the Company performed an interim quantitative analysis as of September 1, 2024 on the fair value of its goodwill and indefinite-lived intangible assets. A third-party valuation specialist was utilized in performing the interim impairment analysis. Management considered current and forecasted business levels and estimated future cash flows over several years, using the reporting unit’s weighted average cost of capital. Based on the analysis performed, management determined it was more likely than not that the goodwill and indefinite-lived intangible assets were not impaired as of September 1, 2024.

The annual impairment evaluation of the goodwill balance and the indefinite-lived intangible assets was performed qualitatively as of October 1, 2024, considering an assessment of performance of the reporting unit for the period subsequent to the interim analysis as well as macroeconomic factors, industry considerations, and the Company’s market capitalization. The Company determined that there was no impairment to the recorded balances as of the October 1, 2024, and no new indicators of impairment were identified as of December 31, 2024.

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

Intangible assets as of December 31 consisted of the following:

		2024			2023
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$59,782	$39,797	$99,579	$51,357	$48,222
Other	8	30,438	13,920	16,518	30,151	9,523	20,628
	11	130,017	73,702	56,315	129,730	60,880	68,850
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,317	$73,702	$88,615	$162,030	$60,880	$101,150

As of December 31, 2024, the future amortization for intangible assets acquired through business acquisitions were as follows:

Amortization of
Intangible Assets
(in thousands)
2025	$12,800
2026	8,693
2027	7,269
2028	7,269
2029	7,222
Thereafter	13,062
Total amortization	$56,315

NOTE F – INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31 were as follows:

	2024	2023	2022

	(in thousands)
Current provision on continuing operations:
Federal	$18,195	$38,860	$79,477
State	3,793	10,949	19,713
Foreign	928	508	869
	22,916	50,317	100,059

Deferred provision (benefit) on continuing operations:
Federal	17,532	(4,882)	(5,591)
State	5,058	(682)	(793)
Foreign	(153)	(2)	(20)
	22,437	(5,566)	(6,404)
Total provision for income taxes on continuing operations	$45,353	$44,751	$93,655

Current provision on discontinued operations:
Federal	$169	$14,656	$901
State	36	3,599	236
	205	18,255	1,137
Deferred provision on discontinued operations:
Federal	—	—	114
State	—	—	40
	—	—	154
Total provision for income taxes on discontinued operations	$205	$18,255	$1,291

Total provision for income taxes	$45,558	$63,006	$94,946

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities of continuing operations at December 31 were as follows:

	2024	2023

	(in thousands)
Deferred tax assets:
Accrued expenses	$66,211	$60,842
Operating lease right-of-use liabilities	56,119	53,589
Multiemployer pension fund withdrawal	4,688	4,871
Postretirement liabilities other than pensions	3,428	3,389
Share-based compensation	2,239	5,249
Federal and state net operating loss carryovers	4,383	1,511
Receivable allowances	2,666	1,951
Other(1)	2,580	794
Total deferred tax assets	142,314	132,196
Valuation allowance	(1,731)	(1,751)
Total deferred tax assets, net of valuation allowance	140,583	130,445

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	121,400	118,211
Operating lease right-of-use assets	48,271	43,938
Intangibles	33,680	10,256
Prepaid expenses	6,345	5,685
Total deferred tax liabilities	209,696	178,090
Net deferred tax liabilities	$(69,113)	$(47,645)
1)	For 2023, certain reclassifications have been made to conform to the current year presentation, including combining immaterial amounts in “Other.”

Reconciliation between the effective income tax rate, as computed on income from continuing operations before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2024	2023	2022

	(in thousands, except percentages)
Income tax provision at the statutory federal rate of 21.0%	$45,930	$39,252	$81,544
Federal income tax effects of:
State income taxes	(1,859)	(2,156)	(3,973)
Settlement of share-based compensation(1)	(9,169)	(3,989)	(6,693)
Non-deductible compensation under IRC Section 162(m)(2)	3,668	3,103	5,174
Other(2)	(2,843)	(2,232)	(2,166)
Federal income tax provision	35,727	33,978	73,886
State income tax provision	8,851	10,267	18,920
Foreign income tax provision	775	506	849
Total provision for income taxes	$45,353	$44,751	$93,655
Effective tax rate	20.7%	23.9%	24.1%

(1)	Increase in tax benefit from vested RSUs for 2024, compared to 2023 and 2022, is primarily due to the vesting of RSUs granted in 2020 and 2021 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.
(2)	For 2023 and 2022, certain reclassifications have been made to conform to the current year presentation, including combining immaterial amounts in “Other” and breaking out non-deductible compensation under IRC Section 162(m), which was previously reported in “Non-deductible expenses.”

The Company's total effective tax rate was 20.8%, 24.4% and 24.1% for 2024, 2023 and 2022, respectively, including discontinued operations which are further discussed in Note D. The effective tax rate from discontinued operations was 25.5%, 25.5% and 26.6% for 2024, 2023 and 2022, respectively. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

Income taxes paid, excluding income tax refunds, totaled $71.1 million, $115.7 million, and $148.7 million in 2024, 2023, and 2022, respectively. Income tax refunds totaled $33.1 million, $36.4 million, and $42.3 million in 2024, 2023, and 2022, respectively.

Under Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year. The 2024, 2023, and 2022 tax rates reflect a tax benefit of 5.2%, 2.8%, and 2.1%, respectively.

At December 31, 2024, the Company had gross federal net operating loss carryforwards of $0.5 million, with a valuation allowance of less than $0.1 million that could not be used. At December 31, 2024, the Company had total gross state net operating losses of $101.4 million. Gross state net operating losses of $9.8 million are for subsidiaries that have had taxable losses for three or more prior tax years or have other nexus issues that reduce the likelihood of the utilization of the losses. These net operating loss carryforwards have been fully reserved with valuation allowances of $0.7 million and $0.8 million at December 31, 2024 and 2023, respectively.

As the Canadian tax rate is higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be useable, as U.S. taxes will be paid at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $1.0 million at December 31, 2024 and 2023.

Consolidated federal income tax returns filed for tax years through 2020 are closed by the applicable statute of limitations. The Company is currently under examination by one state and one foreign taxing authority at December 31, 2024. No federal examination is in process at December 31, 2024.

NOTE G – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment. Current operating leases have remaining terms of 11.5 years or less, some of which include one or more options to renew, with renewal option terms up to ten years. There is one early termination option available on an operating lease as of December 31, 2024, provided notification is given 24 months prior to the end of the lease term, which is included in the right-of-use assets and liabilities as of December 31, 2024.

The components of operating lease expense for the years ended December 31 were as follows:

	2024	2023	2022

	(in thousands)
Operating lease expense	$42,772	$38,794	$31,790
Variable lease expense	7,183	6,804	4,188
Sublease income	(2,631)	(246)	(391)
Total operating lease expense	$47,324	$45,352	$35,587

The operating cash flows from operating lease activity for the years ended December 31 were as follows:

	2024	2023	2022

	(in thousands)
Noncash change in operating right-of-use assets	$34,445	$33,470	$27,465
Cash payments to obtain right-of-use assets	(7,752)	—	—
Change in operating lease liabilities	(33,898)	(30,550)	(24,513)
Changes in operating right-of-use assets and lease liabilities, net	$(7,205)	$2,920	$2,952

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$42,173	$35,759	$28,830
Right-of-use assets obtained in exchange for operating lease liabilities	$49,452	$62,425	$87,294

The weighted-average remaining lease term for our outstanding operating lease obligations was 7.4 years as of both December 31, 2024 and 2023. As of December 31, 2024 and 2023, the weighted-average discount rate was 4.59% and 4.29%, respectively. Maturities of operating lease liabilities at December 31, 2024 were as follows:

Operating
Lease
Liabilities
(in thousands)
2025	$43,660
2026	40,800
2027	33,992
2028	30,325
2029	25,307
Thereafter	93,557
Total lease payments	267,641
Less imputed interest	(43,299)
Total	$224,342

Lease Impairment Charges

In 2023, lease impairment charges totaling $30.2 million were recognized as a component of operating expenses for impairment of certain long-lived operating right-of-use assets that were made available for sublease and continued to be classified as held and used. The fair value measurements related to the impairment are further discussed in Note C.

NOTE H – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment at December 31, 2024 and 2023 and, at December 31, 2023, borrowings outstanding under the Company’s revolving credit facility, as follows:

	2024	2023

	(in thousands)
Credit Facility(1)	$—	$50,000
Notes payable (weighted-average interest rate of 4.6% at December 31, 2024)	189,134	178,938
	189,134	228,938
Less current portion	63,978	66,948
Long-term debt, less current portion	$125,156	$161,990
(1)	The interest rate swap mitigated interest rate risk by effectively converting the $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 1.55% based on the margin of the Credit Facility at December 31, 2023 and during 2024 through the paydown of the $50.0 million outstanding balance under the Credit Facility on September 30, 2024.

Scheduled payments of long-term debt obligations as of December 31, 2024 were as follows:

Notes
Payable
(in thousands)
2025	$71,471
2026	59,898
2027	43,637
2028	19,930
2029	10,587
Total payments	205,523
Less amounts representing interest	16,389
Long-term debt	$189,134

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $333.5 million and $339.1 million at December 31, 2024 and 2023, respectively.

The Company paid interest of $8.5 million, $8.7 million, and $7.1 million in 2024, 2023, and 2022, respectively, net of capitalized interest which totaled $0.4 million for 2024 and $0.3 million for both 2023 and 2022.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. On September 30, 2024, the Company voluntarily paid down the $50.0 million outstanding on the Credit Facility and had no borrowings outstanding as of December 31, 2024. Subsequent to December 31, 2024, the Company elected to borrow $25.0 million on the Credit Facility, at an interest rate of 5.5% (SOFR plus a spread), to support the Company's working capital needs and general corporate purposes.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread ranging from 0.125% to 1.00%, and SOFR adjustment of 0.10% per annum; or (ii) the Adjusted Term SOFR Screen Rate (as defined in the

Credit Agreement) plus a spread ranging from 1.125% to 2.00%. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2024.

Interest Rate Swap

The Company had an interest rate swap agreement with a $50.0 million notional amount, which terminated on October 1, 2024. As of December 31, 2023, the fair value of the interest rate swap of $1.7 million was recorded in other long-term assets (as further discussed in Note C). Through its term, the interest rate swap qualified for cash flow hedge accounting (as further discussed in Note B). The unrealized gain or loss on the interest rate swap instrument in effect at the balance sheet date was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity at December 31, 2023, and the change in the unrealized gain or loss on the interest rate swap was reported in other comprehensive income (loss), net of tax, in the consolidated statements of comprehensive income during 2023 and 2024.

Accounts Receivable Securitization Program

During June 2024, the Company amended and restated its accounts receivable securitization program (“A/R Securitization”), extending the maturity date to July 1, 2025. The amendment also, among other things, added a conduit lender party with language to address potential loans funded through the issuance of notes; added provisions relating to erroneous payments; modified the calculation of certain ratios, as defined in the agreement; and modified limitations regarding the concentration of certain obligors of receivables pledged under the program. The program provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. As of December 31, 2024 and 2023, the Company had no borrowings outstanding under the A/R Securitization.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the A/R Securitization bear interest based upon SOFR, or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at December 31, 2024.

The A/R Securitization includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2024, standby letters of credit of $15.3 million have been issued under the program, which reduced the available borrowing capacity to $34.7 million.

Letter of Credit Agreements and Surety Bond Programs

As of both December 31, 2024 and 2023, the Company had letters of credit outstanding of $15.9 million and $17.4 million, respectively (including $15.3 million and $16.8 million, respectively issued under the A/R Securitization). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2024 and 2023, surety bonds outstanding related to the self-insurance program totaled $63.2 million and $65.2 million, respectively.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $80.7 million and $33.5 million during the year ended December 31, 2024 and 2023, respectively. Subsequent to December 31, 2024, the Company has financed the purchase of $15.3 million of revenue equipment through promissory note arrangements.

NOTE I – ACCRUED EXPENSES

	December 31
	2024	2023

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$217,161	$189,948
Accrued vacation pay	63,437	63,183
Accrued compensation, including retirement benefits	75,900	87,851
Taxes other than income	9,924	10,743
Other	28,458	26,304
Total accrued expenses	$394,880	$378,029

NOTE J – EMPLOYEE BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The Company has an unfunded supplemental benefit plan (the “SBP”) which was designed to supplement benefits under the Company’s legacy nonunion defined benefit pension plan (for which plan termination and liquidation was completed in 2019) for designated executive officers. The SBP was closed to new entrants, and a cap was placed on the maximum payment per participant in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Cash Long-Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the accrual of benefits and the valuation inputs for calculating SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen, with the exception of early retirement penalties that may apply in certain cases. The SBP has not incurred pension settlement expense since 2020.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2024	2023	2024	2023

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$358	$338	$13,668	$12,534
Service cost	—	—	60	78
Interest cost	15	16	632	599
Actuarial (gain) loss (1)	(5)	4	162	1,137
Benefits paid	—	—	(697)	(680)
Benefit obligations, end of year	368	358	13,825	13,668
Change in plan assets
Fair value of plan asset, beginning of year	—	—	—	—
Employer contributions	—	—	697	680
Benefits paid	—	—	(697)	(680)
Fair value of plan assets, end of year	—	—	—	—
Funded status at period end	$(368)	$(358)	$(13,825)	$(13,668)

Accumulated benefit obligation	$368	$358	$13,825	$13,668
(1)	The actuarial gain on the SBP for 2024, versus an actuarial loss for 2023, was related to a year-over-year increase in the discount rate used to remeasure the plan obligation at December 31, 2024, compared to a year-over-year decrease in the discount rate at December 31, 2023. The lower actuarial loss on the postretirement health benefit plan for 2024, compared to 2023, was related to the impact of higher plan cost assumptions being partially offset by a year-over-year increase in the discount rate used to remeasure the plan obligation at December 31, 2024, compared to the higher actuarial loss for 2023 driven by a year-over-year decrease in the discount rate at December 31, 2023.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2024	2023	2024	2023

Current portion of pension and postretirement liabilities	$—	$—	$(832)	$(707)
Pension and postretirement liabilities, less current portion	(368)	(358)	(12,993)	(12,961)
Liabilities recognized	$(368)	$(358)	$(13,825)	$(13,668)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2024	2023	2022	2024	2023	2022

	(in thousands)
Service cost	$—	$—	$—	$60	$78	$156
Interest cost	15	16	7	632	599	441
Amortization of net actuarial (gain) loss(1)	(2)	(4)	8	(997)	(1,326)	(765)
Net periodic benefit cost (credit)	$13	$12	$15	$(305)	$(649)	$(168)
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Included in accumulated other comprehensive income at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2024	2023	2024	2023

	(in thousands)
Unrecognized net actuarial gain	$(12)	$(9)	$(5,647)	$(6,806)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2024	2023	2024	2023
Discount rate	4.8%	4.3%	5.5%	4.8%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2024	2023	2022	2024	2023	2022
Discount rate	4.3%	4.6%	1.8%	4.8%	5.0%	2.7%

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2024	2023
Health care cost trend rate assumed for next year(1)	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2036	2035
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2024 and 2023 are for 2026 and 2025, respectively.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2024 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

	(in thousands)
2025	$—	$832
2026	$—	$832
2027	$—	$842
2028	$424	$853
2029	$—	$899
2030-2034	$—	$4,346

Voluntary Savings Plan

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2024 and 2023, VSP balances of $5.6 million and $4.6 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all nonunion employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the nonunion 401(k) plans totaled $9.2 million, $7.1 million, and $9.4 million for 2024, 2023, and 2022, respectively. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $11.5 million, $13.1 million, and $19.1 million in 2024, 2023, and 2022, respectively, related to its discretionary contributions to the nonunion defined contribution 401(k) plans. Discretionary contribution expense was higher in 2022, primarily due to an increase in discretionary contribution rate based on the Company’s higher operating results for the year. Participants are fully vested in the Company’s contributions under the defined contribution 401(k) plans after three years of service.

Long-Term Incentive Compensation Plan

The Company maintains a performance-based Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2024, 2023, and 2022, $21.0 million, $26.3 million, $29.5 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $51.7 million and $48.5 million at December 31, 2024 and 2023, respectively, in the cash surrender value of life insurance policies. These policies are intended to provide funding for certain of the Company’s long-term nonunion benefit plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $3.3 million and $4.6 million for 2024 and 2023, respectively, and a loss of $2.7 million for 2022, associated with changes in the cash surrender value and proceeds from life insurance policies, included below the operating income line in “Other, net” within “Other income (costs).”

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

The multiemployer plans to which ABF Freight primarily contributes are jointly trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. Withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were

ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

The American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding to be provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2023 ABF NMFA.

In July 2021, the PBGC announced an interim final rule implementing a Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. Certain multiemployer pension plans to which ABF Freight contributes, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) and the New England Teamsters Pension Fund, have received funds under the SFA Program which could allow them to avoid insolvency and improve their funded status. Under the American Rescue Plan Act and in accordance with regulations of the PBGC, the plans receiving funding under the SFA Program are not permitted to reduce employer contributions to their funds. The Company will continue to evaluate the impact of the assistance provided by the SFA Program on ABF Freight’s multiemployer pension plan contributions. Through the term of the 2023 ABF NMFA, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees, management believes future contribution rates to multiemployer pension plans may be less likely to increase as a result of the provisions of the Pension Relief Act.

Based on the most recent funding information the Company has received, approximately 4% of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2024 were made to plans that are in “critical and declining status;” approximately 54% were made to plans that are in “critical status,” including the Central States Pension Plan and New England Teamsters Pension Fund discussed below; and no contributions were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to the Asset-Based segment based on the amount of plan contributions. The Central States Pension Plan and the New England Teamsters Pension Fund are the only funds individually listed in the table which received financial assistance from the SFA Program. The severity of a plan’s underfunded status considered in the analysis of individually significant funds to be separately disclosed was after the financial assistance from the SFA Program.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions(d)
	EIN/Pension	Zone Status(b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number(a)	2024	2023	Implemented(c)	2024	2023	2022	Imposed(e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical	Critical	Implemented(3)	$75,004	$77,708	$75,306	No

Western Conference of Teamsters Pension Plan(1)(2)	91-6145047	Green	Green	No	27,701	29,540	28,051	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	15,261	15,540	14,421	No

I. B. of T. Union Local No. 710 Pension Fund(4)(5)	36-2377656	Green(6)	Green(6)	No	11,560	10,676	9,838	No

New England Teamsters Pension Fund(7)(8)	04-6372430	Critical and Declining(9)	Critical and Declining(9)	Implemented(10)	4,548	4,636	4,449	No

All other plans in the aggregate					23,818	24,384	22,493
Total multiemployer pension contributions paid(11)					$157,892	$162,484	$154,558

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2024 and 2023 is for the plan’s year-end status at December 31, 2023 and 2022, respectively, and prior to financial assistance from the Pension Relief Act. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

Table Footnotes

(1)	ABF Freight System, Inc. was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2023 and 2022.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2023 and 2022.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension granted by the IRS effective December 31, 2003.
(4)	The Company was listed by the plan as providing more than 5% of the total contributions to the plan for the plan year ended January 31, 2024 and 2023.
(5)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2024 and 2023.
(6)	PPA zone status relates to plan years February 1, 2023 – January 31, 2024 and February 1, 2022 – January 31, 2023.
(7)	Contributions include $1.6 million each year for 2024, 2023, and 2022, related to the multiemployer pension fund withdrawal liability. ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund was restructured under a transition agreement effective on August 1, 2018, which triggered a withdrawal liability settlement to satisfy ABF Freight’s existing potential withdrawal liability obligation to the fund. ABF Freight recognized a one-time charge of $37.9 million (pre-tax) to record the withdrawal liability in second quarter 2018; partially settled the withdrawal liability through the initial lump sum cash payment of $15.1 million made in third quarter 2018; and will settle the remainder with monthly payments over a remaining period of 17 years.
(8)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended September 30, 2023 and 2022.
(9)	PPA zone status relates to plan years October 1, 2023 – September 30, 2024 and October 1, 2022 – September 30, 2023.
(10)	Adopted a rehabilitation plan effective January 1, 2009. The plan has been subsequently reviewed and restated effective January 1, 2023. On November 19, 2024, the rehabilitation plan was amended and restated, setting contribution and benefit structures that are intended to enable the fund to emerge from critical status, which took effect on January 1, 2025.
(11)	Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The current and prior collective bargaining agreements and the related supplemental agreements provided for contributions to multiemployer pension plans to be frozen at the current rates for each fund, although certain funds have imposed contribution increases under their rehabilitation or funding improvement plans. The year-over-year changes in multiemployer pension plan contributions presented above were influenced by changes in Asset-Based shipment levels.

For 2024, 2023, and 2022, approximately one-half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 98.5%, and 14.5% as of January 1, 2023 and 2022, respectively. Despite the funded percentage exceeding 80% as of January 1, 2023, the plan is deemed to be in critical status through 2051 due to the receipt of funding from the SFA Program in January 2023. The plan announced that the SFA Program funding will allow the Central States Pension Plan to avoid insolvency in 2025 and to reach full funding over time.

As of September 30, 2024 and 2023, the funded percentages of the New England Teamsters Pension Fund were less than 65%. In early 2023, the fund applied for the SFA program, which the PBGC approved during 2024; however, the plan is deemed to be in critical status through 2051 due to the receipt of funding from the SFA Program in August 2024. The fund announced that the SFA Program substantially improved the financial health and long-term viability of the fund.

The funding notices for the 2022 plan year for the Western Pennsylvania Teamsters and Employers Pension Fund, the New York State Teamsters Conference Pension and Retirement Fund, and the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund reflected the reinstatement of benefits previously suspended due to the significantly improved status of each fund due to the funding provided by the SFA Program; however, these funds will be deemed to be in critical status through the end of 2051. The Company also previously received notice that the PBGC will provide financial assistance (by paying retiree benefits not to exceed the PBGC guarantee limits) to the Road Carriers Local 707 Pension Fund, which was declared insolvent; however, this fund received SFA Program funding during 2022. Approximately 1% to 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2024 were made to each of these funds.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $218.5 million, $215.6 million, and $194.4 million, for the year ended December 31, 2024, 2023, and 2022, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 3.7% and 5.4% on August 1, 2024 and 2023, respectively, under ABF Freight’s current collective bargaining agreement with IBT ratified in 2023 and 4.3% on August 1, 2022 under ABF Freight’s prior collective bargaining agreement with the IBT ratified in 2018.

Higher benefit contribution rates following the 2023 ABF NMFA ratification resulted in an increase in contributions to health and welfare plans in 2024 and 2023, compared to their respective prior years. 2023 was also impacted by more hours worked to maintain capacity in the first half of 2023 and to service higher business levels in the second half of 2023. Other than changes to benefit contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2024, 2023, and 2022 multiemployer health and welfare plan contributions.

NOTE K – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows at December 31:

	2024	2023	2022

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,660	$6,816	$9,287
Interest rate swap	—	1,710	3,526
Foreign currency translation	(5,323)	(2,709)	(3,247)

Total	$337	$5,817	$9,566

After-tax amounts:
Unrecognized net periodic benefit credit	$4,203	$5,061	$6,896
Interest rate swap	—	1,263	2,604
Foreign currency translation	(3,931)	(2,000)	(2,397)

Total	$272	$4,324	$7,103

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2022	$7,103	$6,896	$2,604	$(2,397)

Other comprehensive income (loss) before reclassifications	(1,791)	(847)	(1,341)	397
Amounts reclassified from accumulated other comprehensive income	(988)	(988)	—	—
Net current-period other comprehensive income (loss)	(2,779)	(1,835)	(1,341)	397

Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(3,310)	(116)	(1,263)	(1,931)
Amounts reclassified from accumulated other comprehensive income	(742)	(742)	—	—
Net current-period other comprehensive loss	(4,052)	(858)	(1,263)	(1,931)

Balances at December 31, 2024	$272	$4,203	$—	$(3,931)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit
	Year Ended December 31
	2024	2023

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$999	$1,330
Tax expense	(257)	(342)
Total, net of tax	$742	$988
(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan (see Note J).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2024		2023
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,828	$0.12	$2,915
Second quarter	$0.12	$2,819	$0.12	$2,894
Third quarter	$0.12	$2,838	$0.12	$2,887
Fourth quarter	$0.12	$2,810	$0.12	$2,846

On January 28, 2025, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of February 11, 2025.

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

During 2024, the Company purchased 654,707 shares for an aggregate cost of $75.2 million, including 331,887 shares for an aggregate cost of $37.7 million under Rule 10b5-1 plans, which allowed for stock repurchases during closed trading windows. The Company had $56.6 million remaining under its share repurchase program as of December 31, 2024. Treasury shares totaled 7,114,844 and 6,460,137 as of December 31, 2024 and 2023, respectively. Subsequent to December 31, 2024, the Company settled repurchases of 136,936 shares for an aggregate cost of $12.9 million.

NOTE L – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2024 and 2023. The Ownership Incentive Plan provides for the granting of 4.9 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2024	725,433	$48.94
Granted	101,238	$115.85
Vested	(571,050)	$41.61
Forfeited(1)	(13,159)	$92.70
Outstanding – December 31, 2024	242,462	$91.75
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2024	101,238	$115.85
2023	149,350	$86.53
2022	164,739	$78.57

The fair value of restricted stock awards that vested in 2024, 2023, and 2022 was $67.5 million, $34.2 million, and $48.1 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2024 was $13.0 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

NOTE M – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share for the years ended December 31:

	2024	2023	2022

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$173,361	$142,164	$294,648
Net income from discontinued operations	600	53,269	3,561
Net income	$173,961	$195,433	$298,209
Denominator:
Weighted-average shares	23,553,410	24,018,801	24,585,205

Basic earnings per common share
Continuing operations	$7.36	$5.92	$11.98
Discontinued operations	0.03	2.22	0.14
Total basic earnings per common share(1)	$7.39	$8.14	$12.13

Diluted
Numerator:
Net income from continuing operations	$173,361	$142,164	$294,648
Net income from discontinued operations	600	53,269	3,561
Net income	$173,961	$195,433	$298,209
Denominator:
Weighted-average shares	23,553,410	24,018,801	24,585,205
Effect of dilutive securities	266,765	615,816	919,303
Adjusted weighted-average shares and assumed conversions	23,820,175	24,634,617	25,504,508

Diluted earnings per common share
Continuing operations	$7.28	$5.77	$11.55
Discontinued operations	0.03	2.16	0.14
Total diluted earnings per common share(1)	$7.30	$7.93	$11.69
(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

NOTE N – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company's Chief Executive Officer and Chairman of the Board is the CODM who makes decisions about resources to be acquired, allocated and utilized in each operating segment. The CODM uses revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

On February 28, 2023, the Company sold FleetNet, a wholly owned subsidiary and reportable operating segment of the Company. Following the sale, FleetNet is reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented.

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to managed transportation solutions and other services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in truckload, ground expedite, intermodal, household goods moving, managed transportation, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

The Company’s other business activities and operations that are not reportable segments include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the CODM with respect to its reportable operating segments is before intersegment eliminations of revenues and expenses.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, the Company’s Board of Directors, and certain technology investments. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization‑related metrics such as estimated shipment levels or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect reportable operating segment information from continuing operations for the years ended December 31:

	2024	2023	2022

	(in thousands)
REVENUES
Asset-Based	$2,750,134	$2,871,004	$3,010,900
Asset-Light	1,552,936	1,680,645	2,139,272
Other and eliminations	(124,051)	(124,206)	(121,164)
Total consolidated revenues	$4,179,019	$4,427,443	$5,029,008
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,387,491	$1,379,756	$1,293,487
Fuel, supplies, and expenses	316,526	361,355	378,558
Operating taxes and licenses	54,056	55,918	52,290
Insurance	72,610	52,025	47,382
Communications and utilities	19,336	19,288	18,949
Depreciation and amortization	110,021	104,165	97,322
Rents and purchased transportation	274,312	338,575	441,167
Shared services	270,182	279,248	281,698
(Gain) loss on sale of property and equipment and asset impairment charges(1)	(803)	982	(12,468)
Innovative technology costs(2)	—	21,711	27,207
Other	3,800	4,829	4,175
Total Asset-Based	2,507,531	2,617,852	2,629,767
Asset-Light
Purchased transportation	1,339,783	1,435,604	1,784,668
Salaries, wages, and benefits(3)	118,983	129,083	150,694
Supplies and expenses	10,232	12,094	13,955
Depreciation and amortization(4)	20,062	20,370	20,730
Shared services(3)	68,346	65,308	67,439
Contingent consideration(5)	(90,250)	(19,100)	18,300
Asset impairment charges(6)	1,700	14,407	—
Legal settlement(7)	274	9,500	—
Gain on sale of subsidiary(8)	—	—	(402)
Other(3)	25,362	25,650	31,163
Total Asset-Light	1,494,492	1,692,916	2,086,547

Other and eliminations	(67,438)	(55,944)	(81,832)
Total consolidated operating expenses	$3,934,585	$4,254,824	$4,634,482
(1)	For 2023, includes a $0.7 million noncash lease-related impairment charge for an Asset-Based service center. For 2022, includes a $4.3 million noncash gain on a like-kind property exchange of a service center, with the remaining gains related primarily to sales of replaced equipment.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(3)	For 2023, certain expenses have been reclassified to conform to the current year presentation, including amounts previously reported in “Shared services” that were reclassified to present “Salaries, wages, and benefits” expenses in a separate line item. Adjustments made are not material.
(4)	Includes amortization of intangibles associated with acquired businesses.
(5)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition (see Note C).
(6)	For 2024, represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. For 2023, represents noncash lease-related impairment charges for certain office spaces that were made available for sublease.
(7)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025.
(8)	Represents the contingent amount recognized in second quarter 2022 when the funds from the gain on the sale of the labor services portion of the Asset-Light segment’s moving business were released from escrow.

	2024	2023	2022

	(in thousands)
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$242,603	$253,152	$381,133
Asset-Light(1)	58,444	(12,271)	52,725
Other and eliminations(2)	(56,613)	(68,262)	(39,332)
Total consolidated operating income	$244,434	$172,619	$394,526

OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$11,618	$14,728	$3,873
Interest and other related financing costs	(8,980)	(9,094)	(7,726)
Other, net(3)	(28,358)	8,662	(2,370)
Total other income (costs)	(25,720)	14,296	(6,223)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$218,714	$186,915	$388,303
(1)	Includes the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note C).
(2)	For 2023, “Other and eliminations” includes $15.1 million of noncash lease-related impairment charges for a freight handling pilot facility.
(3)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement plans (see Note J) and proceeds and changes in cash surrender value of life insurance policies. For 2024, includes a $28.7 million noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed. For 2023, includes a $3.7 million fair value increase related to the Company’s equity investment in Phantom Auto, based on an observable price change during second quarter 2023 (see Note C).

The following table reflects information about revenues from customers and intersegment revenues for the years ended December 31:

	2024	2023	2022

	(in thousands)
Revenues from customers
Asset-Based	$2,626,408	$2,749,803	$2,896,284
Asset-Light	1,547,627	1,673,399	2,128,394
Other	4,984	4,241	4,330
Total consolidated revenues	$4,179,019	$4,427,443	$5,029,008

Intersegment revenues
Asset-Based	$123,726	$121,201	$114,616
Asset-Light	5,309	7,246	10,878
Other and eliminations	(129,035)	(128,447)	(125,494)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$2,750,134	$2,871,004	$3,010,900
Asset-Light	1,552,936	1,680,645	2,139,272
Other and eliminations	(124,051)	(124,206)	(121,164)
Total consolidated revenues	$4,179,019	$4,427,443	$5,029,008

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment from continuing operations for the years ended December 31:

	2024	2023	2022

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$239,842	$207,072	$137,117
Asset-Light	3,062	7,587	14,372
Other and eliminations(2)(3)	60,913	37,752	77,720
	$303,817	$252,411	$229,209

	2024	2023	2022

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$110,021	$104,165	$97,322
Asset-Light(4)	20,062	20,370	20,730
Other and eliminations(2)	19,004	20,814	20,107
	$149,087	$145,349	$138,159
(1)	Includes assets acquired through notes payable of $80.7 million, $33.5 million, and $79.0 million in 2024, 2023, and 2022, respectively.
(2)	Other and eliminations includes certain assets held for the benefit of multiple segments, including information systems equipment. For 2022, also includes the purchase of a property for $37.5 million. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes assets acquired through notes payable of $3.4 million in 2022.
(4)	Includes amortization of intangibles of $12.8 million, $12.8 million, and $12.9 million in 2024, 2023, and 2022, respectively.

A table of assets by reportable operating segment has not been presented as segment assets are not included in reports regularly provided to the CODM nor does the CODM consider segment assets for assessing segment operating performance or allocating resources.

The Company incurred research and development costs of $34.1 million, $52.4 million, and $40.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to innovative technology initiatives.

The following table presents operating expenses by category on a consolidated basis for the years ended December 31:

	2024	2023	2022

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,768,581	$1,781,304	$1,728,653
Rents, purchased transportation, and other costs of services	1,478,114	1,642,669	2,100,663
Fuel, supplies, and expenses	433,237	479,688	488,009
Depreciation and amortization(1)	149,087	145,349	138,159
Contingent consideration(2)	(90,250)	(19,100)	18,300
Asset impairment charges(3)	1,700	30,162	—
Other(4)	194,116	194,752	160,698
	$3,934,585	$4,254,824	$4,634,482
(1)	Includes amortization of intangibles assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Notes C).
(3)	For 2024, represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. For 2023, represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	For 2023, includes $9.5 million settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025. For 2022, includes a $12.5 million gain related to the sale of property and equipment within the Asset-Based segment and the sale of replaced equipment and a like-kind exchange of a service center property in the prior year. Includes innovative technology costs of $34.1 million, $52.4 million, and $40.8 million, for 2024, 2023, and 2022, respectively, associated with costs related to the Company’s customer pilot offering of VauxTM and initiatives to optimize performance through technological innovation. For 2023 and 2022, innovative technology costs were also incurred associated with the freight handling pilot program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.

NOTE O – LEGAL PROCEEDINGS AND OTHER EVENTS

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

Legal Proceedings

In January 2023, the Company and MoLo were named as defendants in lawsuits related to an auto accident which involved a MoLo contract carrier. The accident occurred prior to the Company’s acquisition of MoLo on November 1, 2021. During the second quarter 2024, the Company was released from this lawsuit, leaving MoLo as a named defendant. During the fourth quarter of 2024, a settlement and release agreement was executed by MoLo and three respective insurers with insurance policies responsible for settling the claim.

Other Events

The Company has received two Notices of Assessment from a state regarding ongoing sales and use tax audits alleging uncollected sales and use tax, including interest and penalties, for the periods December 1, 2018 to March 31, 2021 and September 1, 2016 to November 30, 2018. The Company does not agree with the basis of these assessments and filed appeals for the assessments in October 2023 and May 2021 on the same legal basis. The Company has estimated the range of loss to be from $0.2 million to $14.2 million. The Company has previously accrued $0.2 million related to these assessments consistent with applicable accounting guidance, but if the state prevails in its position, the Company may owe additional tax. Management does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

During fourth quarter 2024, the Company settled a claim for $9.8 million related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. The claim, which was paid in January 2025, had been tentatively settled for approximately $9.5 million in 2023 with an additional $0.3 million recognized in 2024 upon final settlement. The reserve for this claim was maintained within accrued expenses in the consolidated balance sheet as of December 31, 2024 and 2023.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on Internal Control Over Financial Reporting

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ArcBest Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in Part IV, Index at Item 15(a)(2) and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Rogers, Arkansas

March 3, 2025

ITEM 9B.OTHER INFORMATION

(a)	None.

(b)	During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 25, 2025, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 25, 2025, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 25, 2025, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 25, 2025, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 25, 2025, and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2024
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$10,346	$4,834		$1,693	(b)	$8,616	(c)	$8,257
Allowance for other accounts receivable	$731	$(83)	(d)	$—		$—		$648
Allowance for deferred tax assets	$1,751	$—		$—		$20	(e)	$1,731

Year Ended December 31, 2023(a)
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,892	$3,633		$3,512	(b)	$10,691	(c)	$10,346
Allowance for other accounts receivable	$713	$18	(d)	$—		$—		$731
Allowance for deferred tax assets	$1,707	$—		$—		$(44)	(e)	$1,751

Year Ended December 31, 2022(a)
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,016	$6,852		$2,761	(b)	$8,737	(c)	$13,892
Allowance for other accounts receivable	$690	$23	(d)	$—		$—		$713
Allowance for deferred tax assets	$2,196	$—		$—		$489	(e)	$1,707

(a)	Excludes the impact of FleetNet, which was sold on February 28, 2023 (see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
(b)	Change in allowance due to recoveries of amounts previously written off and revenue adjustments.
(c)	Includes uncollectible accounts written off and revenue adjustments.
(d)	Charged to workers’ compensation expense.
(e)	Change in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.

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

2.2

Consent and Amendment to the Agreement and Plan of Merger, dated October 25, 2021, by and among the Company, Simba Sub, LLC, MoLo Solutions, LLC and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives. (previously filed as Exhibit 2.2 to the Company’s Annual Report on Form 10‑K, filed with the SEC on February 25, 2022, File No. 000-19969, and incorporated herein by reference).

2.3

Second Amendment to Agreement and Plan of Merger, dated March 31, 2022, by and among the Company on behalf of itself and MoLo Solutions, LLC, and Andrew Silver and Matt Vogrich, in their capacity as Sellers’ Representatives (previously filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10‑Q, filed with the SEC on May 6, 2022, File No. 000-19969, and incorporated herein by reference).

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

3.1

Third Amended and Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

3.2

Ninth Amended and Restated Bylaws of the Company, dated as of February 20, 2025 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2025, File No. 000-19969, and incorporated herein by reference).

4.1*	Description of Common Stock.
10.1*	ABF National Master Freight Agreement, implemented on July 16, 2023 and effective through June 30, 2028, among the International Brotherhood of Teamsters and ABF Freight System, Inc.
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

10.10#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for awards after 2023) (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2024, File No. 000-19969, and incorporated herein by reference).

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

10.13#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2024 awards) (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

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

10.17#

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

10.22#

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

10.25#

Third Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017, File No. 000-19969, and incorporated herein by reference).

10.26#

Fourth Amendment to the ArcBest Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

10.27#

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

10.30#

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

10.33#

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

10.37#

The ArcBest Section 16 Officer Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

10.38#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

10.39#

Form of Consulting Agreement by and between ArcBest Corporation and Michael E. Newcity (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2024, File No. 000-19969, and incorporated herein by reference).

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

10.44

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

19*	Insider Trading Policy.
21*	List of Subsidiary Corporations.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#

ArcBest Recoupment of Incentive Compensation Policy (previously filed as Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2024, File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION

Date:	March 3, 2025	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judy R. McReynolds	Chairman and Chief Executive Officer	March 3, 2025
Judy R. McReynolds	(Principal Executive Officer)

/s/ J. Matthew Beasley	Chief Financial Officer (Principal Financial Officer)	March 3, 2025
J. Matthew Beasley

/s/ Jason T. Parks	Vice President – Controller and Chief Accounting	March 3, 2025
Jason T. Parks	Officer (Principal Accounting Officer)

/s/ Salvatore A. Abbate	Director	March 3, 2025
Salvatore A. Abbate

/s/ Eduardo F. Conrado	Director	March 3, 2025
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	March 3, 2025
Fredrik J. Eliasson

/s/ Michael P. Hogan	Director	March 3, 2025
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	March 3, 2025
Kathleen D. McElligott

/s/ Craig E. Philip	Director	March 3, 2025
Craig E. Philip

/s/ Steven L. Spinner	Director	March 3, 2025
Steven L. Spinner

/s/ Janice E. Stipp	Director	March 3, 2025
Janice E. Stipp