Form 10-Q
period 2025-03-31
ARCBEST CORP /DE/
filed 2025-05-02
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $0.01 par value	22,911,353 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2025	2024

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,122	$127,444
Short-term investments	24,552	29,759
Accounts receivable, less allowances (2025 – $8,269; 2024 – $8,257)	414,133	394,838
Other accounts receivable, less allowances (2025 – $656; 2024 – $648)	25,027	36,055
Prepaid expenses	46,666	47,860
Prepaid and refundable income taxes	29,106	28,641
Other	11,557	11,045
TOTAL CURRENT ASSETS	625,163	675,642
PROPERTY, PLANT AND EQUIPMENT
Land and structures	530,957	520,119
Revenue equipment	1,160,332	1,166,161
Service, office, and other equipment	352,383	351,907
Software	185,526	182,396
Leasehold improvements	33,368	32,263
	2,262,566	2,252,846
Less allowances for depreciation and amortization	1,199,180	1,186,800
PROPERTY, PLANT AND EQUIPMENT, net	1,063,386	1,066,046
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	85,449	88,615
OPERATING RIGHT-OF-USE ASSETS	228,684	192,753
DEFERRED INCOME TAXES	9,273	9,536
OTHER LONG-TERM ASSETS	90,176	92,386
TOTAL ASSETS	$2,406,884	$2,429,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$166,869	$168,943
Accrued expenses	356,702	398,700
Current portion of long-term debt	66,692	63,978
Current portion of operating lease liabilities	34,080	34,364
TOTAL CURRENT LIABILITIES	624,343	665,985
LONG-TERM DEBT, less current portion	147,528	125,156
OPERATING LEASE LIABILITIES, less current portion	214,606	189,978
POSTRETIREMENT LIABILITIES, less current portion	13,378	13,361
DEFERRED INCOME TAXES	79,315	78,649
OTHER LONG-TERM LIABILITIES	32,970	42,240
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2025: 30,402,056 shares; 2024: 30,401,768 shares	304	304
Additional paid-in capital	331,944	329,575
Retained earnings	1,435,596	1,435,250
Treasury stock, at cost, 2025: 7,373,609 shares; 2024: 7,114,844 shares	(473,029)	(451,039)
Accumulated other comprehensive income (loss)	(71)	272
TOTAL STOCKHOLDERS’ EQUITY	1,294,744	1,314,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,406,884	$2,429,731

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2025	2024

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$967,077	$1,036,419

OPERATING EXPENSES	960,447	1,013,984

OPERATING INCOME	6,630	22,435

OTHER INCOME (COSTS)
Interest and dividend income	1,150	3,315
Interest and other related financing costs	(2,755)	(2,228)
Other, net	(851)	(28,199)
	(2,456)	(27,112)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,174	(4,677)

INCOME TAX PROVISION (BENEFIT)	1,043	(1,765)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,131	(2,912)

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	600

NET INCOME (LOSS)	$3,131	$(2,312)

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$0.13	$(0.12)
Discontinued operations	—	0.03
	$0.13	$(0.10)

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$0.13	$(0.12)
Discontinued operations	—	0.03
	$0.13	$(0.10)

AVERAGE COMMON SHARES OUTSTANDING
Basic	23,198,805	23,561,309
Diluted	23,272,766	23,561,309

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2025	2024

	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$3,131	$(2,312)

OTHER COMPREHENSIVE LOSS, net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax: (2025 – $54; 2024 – $65)
Net actuarial gain	(156)	(187)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2025 – $0; 2024 – $130)	—	(366)
Change in foreign currency translation, net of tax: (2025 – $66; 2024 – $150)	(187)	(426)

OTHER COMPREHENSIVE LOSS, net of tax	(343)	(979)

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,788	$(3,291)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2025 and 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				3,131				3,131
Other comprehensive loss, net of tax							(343)	(343)
Shares withheld for employee tax remittance on share-based compensation			(14)					(14)
Share-based compensation expense			2,383					2,383
Purchase of treasury stock					259	(21,990)		(21,990)
Dividends declared on common stock				(2,785)				(2,785)
Balance at March 31, 2025	30,402	$304	$331,944	$1,435,596	7,374	$(473,029)	$(71)	$1,294,744

Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net loss				(2,312)				(2,312)
Other comprehensive loss, net of tax							(979)	(979)
Issuance of common stock under share-based compensation plans	15	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(748)					(748)
Share-based compensation expense			2,889					2,889
Purchase of treasury stock					121	(15,652)		(15,652)
Dividends declared on common stock				(2,828)				(2,828)
Balance at March 31, 2024	30,039	$300	$343,102	$1,267,444	6,581	$(391,458)	$3,345	$1,222,733

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2025	2024

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$3,131	$(2,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,764	33,616
Amortization of intangibles	3,200	3,217
Share-based compensation expense	2,383	2,889
Provision for losses on accounts receivable	1,129	1,055
Change in deferred income taxes	764	(12,548)
(Gain) loss on sale of property and equipment	(49)	217
Pre-tax gain on sale of discontinued operations	—	(806)
Change in fair value of contingent consideration	—	7,320
Change in fair value of equity investment	—	28,739
Changes in operating assets and liabilities:
Receivables	(9,615)	35,059
Prepaid expenses	1,194	(2,198)
Other assets	156	(1,218)
Income taxes	(248)	(8,305)
Operating right-of-use assets and lease liabilities, net	(11,587)	(7,710)
Accounts payable, accrued expenses, and other liabilities	(49,543)	(70,548)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,321)	6,467

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(14,523)	(55,049)
Proceeds from sale of property and equipment	3,276	1,292
Purchases of short-term investments	—	(5,236)
Proceeds from sale of short-term investments	5,236	5,635
Capitalization of internally developed software	(3,122)	(3,635)
NET CASH USED IN INVESTING ACTIVITIES	(9,133)	(56,993)

FINANCING ACTIVITIES
Borrowings under credit facilities	25,000	—
Payments on long-term debt	(17,317)	(16,767)
Net change in book overdrafts	(4,762)	(2,850)
Payment of common stock dividends	(2,785)	(2,828)
Purchases of treasury stock	(21,990)	(15,652)
Payments for tax withheld on share-based compensation	(14)	(748)
NET CASH USED IN FINANCING ACTIVITIES	(21,868)	(38,845)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,322)	(89,371)
Cash and cash equivalents at beginning of period	127,444	262,226
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,122	$172,855

NONCASH INVESTING ACTIVITIES
Equipment financed	$17,403	$—
Accruals for equipment received	$1,236	$915
Lease liabilities arising from obtaining right-of-use assets	$32,909	$5,694

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

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2025. As of March 2025, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2024 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

For the year ended December 31, 2024, certain reclassifications have been made between the accounts payable and accrued expenses lines on the Company’s consolidated balance sheet to conform to the current-year presentation.

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. The three months ended March 31, 2024 includes the reversal of an employee-related contingent liability that expired one year after disposition, which resulted in a pre-tax gain on sale of $0.8 million included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows, or $0.6 million net of tax included in “Income from discontinued operations, net of tax” on the Company’s consolidated statement of operations.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$55,945	$83,048
Money market funds(2)	18,177	44,396
Total cash and cash equivalents	$74,122	$127,444

Short-term investments
Certificates of deposit(3)	$24,552	$29,759

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit which are primarily FDIC‑insured or in direct obligations of the U.S. government. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2025 and December 31, 2024, cash deposits and short-term investments totaling $38.0 million and $51.7 million, respectively, were not FDIC‑insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2025		2024

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$25,000	$25,000	$—	$—
Notes payable(2)	189,220	189,070	189,134	187,675
New England Pension Fund withdrawal liability(3)	18,483	16,916	18,671	16,783
	$232,703	$230,986	$207,805	$204,458

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.8% and 6.0% at March 31, 2025 and December 31, 2024, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of March 31, 2025, the outstanding withdrawal liability totaled $18.5 million, of which $0.8 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$18,177	$18,177	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,164	5,164	—	—
	$23,341	$23,341	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

	December 31, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$44,396	$44,396	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,570	5,570	—	—
	$49,966	$49,966	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The estimated fair value of contingent consideration related to the acquisition of MoLo is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and expenses to be achieved for the applicable performance period, volatility factors applied to the simulation, and the discount rate applied, which was 12.9% as of December 31, 2024. Fair value of the contingent consideration was qualitatively assessed as of March 31, 2025, which involved analyzing the likelihood of achieving adjusted EBITDA thresholds, as defined by the Agreement and Plan of Merger for our acquisition of MoLo. Changes in the significant unobservable inputs might result in a significantly higher or lower fair value at the reporting date.

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

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both March 31, 2025 and December 31, 2024 relates to the Asset-Light segment.

Intangible assets consisted of the following:

		March 31, 2025			December 31, 2024
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$61,888	$37,691	$99,579	$59,782	$39,797
Other	8	30,472	15,014	15,458	30,438	13,920	16,518
	11	130,051	76,902	53,149	130,017	73,702	56,315
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,351	$76,902	$85,449	$162,317	$73,702	$88,615

As of March 31, 2025, the future amortization for intangible assets acquired through business acquisitions was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2025	$9,600
2026	8,693
2027	7,269
2028	7,269
2029	7,222
Thereafter	13,096
Total amortization	$53,149

NOTE D – INCOME TAXES

The Company’s total effective tax rate was 25.0% for the three months ended March 31, 2025, compared to a tax benefit rate of 40.3% for the same respective period of 2024. The effective tax rate from continuing operations was 25.0% for the three months ended March 31, 2025, compared to a tax benefit rate of 37.7% for the three months ended March 31, 2024. The 2024 tax benefit rates were primarily due to the pre-tax loss from a noncash impairment charge to write off our equity investment in Phantom Auto included in the loss from continuing operations during the first quarter of 2024. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three months ended March 31, 2025 and 2024, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from various factors, including state income taxes; various nondeductible expenses, including compensation under IRC Section 162(m); changes in the cash surrender value of life insurance; the federal research and development tax credit; changes in valuation allowances; and the tax benefit from the vesting of RSUs. The difference between the effective tax rate and the federal statutory rate for the three months ended March 31, 2024 also included the federal alternative fuel tax credit that expired on December 31, 2024.

As of March 31, 2025, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2025, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes, net of refunds of $0.8 million and $19.1 million for the three months ended March 31, 2025 and 2024, respectively.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain from sale of FleetNet, was $0.2 million for the three months ended March 31, 2024, or an effective tax rate of 25.5%.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
Operating lease expense	$11,137	$10,276
Variable lease expense	2,049	1,681
Sublease income	(997)	(646)
Total operating lease expense	$12,189	$11,311

The operating cash flows from operating lease activity were as follows:

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
Noncash change in operating right-of-use assets	$8,478	$8,618
Cash payments to obtain right-of-use assets	(11,500)	(7,752)
Change in operating lease liabilities	(8,565)	(8,576)
Changes in operating right-of-use assets and lease liabilities, net	$(11,587)	$(7,710)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$11,225	$10,226
Right-of-use assets obtained in exchange for operating lease liabilities	$32,909	$5,694

Maturities of operating lease liabilities at March 31, 2025, were as follows:

Operating
Lease
Liabilities
(in thousands)
Remainder of 2025	$33,946
2026	42,866
2027	38,253
2028	34,690
2029	29,778
Thereafter	127,822
Total lease payments	307,355
Less imputed interest	(58,669)
Total	$248,686

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment at March 31, 2025 and December 31, 2024 and, at March 31, 2025, borrowings outstanding under the Company’s revolving credit facility, as follows:

	March 31	December 31
	2025	2024

	(in thousands)
Credit Facility (weighted-average interest rate of 5.5% at March 31, 2025)	$25,000	$—
Notes payable (weighted-average interest rate of 4.8% at March 31, 2025)	189,220	189,134
	214,220	189,134
Less current portion	66,692	63,978
Long-term debt, less current portion	$147,528	$125,156

Scheduled payments of long-term debt obligations as of March 31, 2025, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$75,689	$1,296	$74,393
Due after one year through two years	64,202	1,168	63,034
Due after two years through three years	68,433	25,605	42,828
Due after three years through four years	17,733	—	17,733
Due after four years through five years	7,028	—	7,028
Total payments	233,085	28,069	205,016
Less amounts representing interest	18,865	3,069	15,796
Long-term debt	$214,220	$25,000	$189,220
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on SOFR, plus the anticipated applicable margin.

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $349.6 million and $333.5 million at March 31, 2025 and December 31, 2024, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of March 31, 2025, the Company had available borrowing capacity of $225.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2025.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program (“A/R Securitization”), which matures on July 1, 2025, provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. As of March 31, 2025 and December 31, 2024, the Company had no borrowings outstanding under the A/R Securitization.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the A/R Securitization bear interest based upon SOFR or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at March 31, 2025.

The A/R Securitization includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2025, standby letters of credit of $23.7 million have been issued under the program, which reduced the available borrowing capacity to $26.3 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2025, the Company had letters of credit outstanding of $24.3 million (including $23.7 million issued under the accounts receivable securitization program). The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2025, surety bonds outstanding related to the self-insurance program totaled $63.7 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $17.4 million during the three months ended March 31, 2025.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	March 31	December 31
	2025	2024

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,450	$5,660
Foreign currency translation	(5,576)	(5,323)

Total	$(126)	$337

After-tax amounts:
Unrecognized net periodic benefit credit	$4,047	$4,203
Foreign currency translation	(4,118)	(3,931)

Total	$(71)	$272

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component for March 31, 2025 and 2024:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2024	$272	$4,203	$—	$(3,931)

Other comprehensive loss before reclassifications	(187)	—	—	(187)
Amounts reclassified from accumulated other comprehensive loss	(156)	(156)	—	—
Net current-period other comprehensive loss	(343)	(156)	—	(187)

Balances at March 31, 2025	$(71)	$4,047	$—	$(4,118)

Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(792)	—	(366)	(426)
Amounts reclassified from accumulated other comprehensive income	(187)	(187)	—	—
Net current-period other comprehensive loss	(979)	(187)	(366)	(426)

Balances at March 31, 2024	$3,345	$4,874	$897	$(2,426)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income (loss) by component:

	Unrecognized Net Periodic
	Benefit Credit
	Three Months Ended March 31
	2025	2024

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$210	$252
Tax expense	(54)	(65)
Total, net of tax	$156	$187

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan (“SBP”) and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2025		2024
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,785	$0.12	$2,828

On April 25, 2025, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 09, 2025.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2024, the Company had $56.6 million available for repurchases of its common stock under the share repurchase program. During the three months ended March 31, 2025, the Company repurchased 258,765 shares for an aggregate cost of $22.0 million, including 160,808 shares for an aggregate cost of $14.3 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. The Company had $34.6 million remaining under its share repurchase program as of March 31, 2025. Subsequent to March 31, 2025, the Company settled repurchases of 117,859 shares for an aggregate cost of $7.3 million.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31
	2025	2024

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) from continuing operations	$3,131	$(2,912)
Net income from discontinued operations	—	600
Net income (loss)	$3,131	$(2,312)
Denominator:
Weighted-average shares	23,198,805	23,561,309

Basic earnings per common share
Continuing operations	$0.13	$(0.12)
Discontinued operations	—	0.03
Total basic earnings per common share(1)	$0.13	$(0.10)

Diluted
Numerator:
Net income (loss) from continuing operations	$3,131	$(2,912)
Net income from discontinued operations	—	600
Net income (loss)	$3,131	$(2,312)
Denominator:
Weighted-average shares	23,198,805	23,561,309
Effect of dilutive securities	73,961	—
Adjusted weighted-average shares and assumed conversions	23,272,766	23,561,309

Diluted earnings per common share
Continuing operations	$0.13	$(0.12)
Discontinued operations	—	0.03
Total diluted earnings per common share(1)	$0.13	$(0.10)

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

NOTE I – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's Chief Executive Officer and Chairman of the Board is the CODM who makes decisions about resources to be acquired, allocated, and utilized in each operating segment. The CODM uses segment revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels. In contrast, the first quarter generally has the lowest tonnage and shipment levels, although other factors, including the state of the U.S. and global economies; available capacity in the market; yield initiatives; and external events or conditions, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years.

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to managed transportation solutions and other services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in truckload, managed transportation, ground expedite, intermodal, household goods moving, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
REVENUES
Asset-Based	$646,294	$671,467
Asset-Light	356,012	396,363
Other and eliminations	(35,229)	(31,411)
Total consolidated revenues	$967,077	$1,036,419

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$344,141	$344,999
Fuel, supplies, and expenses	77,642	81,044
Operating taxes and licenses	13,112	13,529
Insurance	17,963	14,482
Communications and utilities	5,810	4,799
Depreciation and amortization	30,590	27,007
Rents and purchased transportation	67,161	65,671
Shared services	62,443	64,914
Loss on sale of property and equipment	23	149
Other	992	1,417
Total Asset-Based	619,877	618,011

Asset-Light
Purchased transportation	304,614	344,122
Salaries, wages, and benefits	25,549	30,304
Supplies and expenses	1,739	2,809
Depreciation and amortization(1)	4,618	5,078
Shared services	17,981	16,274
Contingent consideration(2)	—	7,320
Other	5,891	5,714
Total Asset-Light	360,392	411,621

Other and eliminations	(19,822)	(15,648)
Total consolidated operating expenses	$960,447	$1,013,984

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$26,417	$53,456
Asset-Light	(4,380)	(15,258)
Other and eliminations	(15,407)	(15,763)
Total consolidated operating income	$6,630	$22,435
OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$1,150	$3,315
Interest and other related financing costs	(2,755)	(2,228)
Other, net(3)	(851)	(28,199)
Total other income (costs)	(2,456)	(27,112)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$4,174	$(4,677)
(1)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(3)	The three months ended March 31, 2024 includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
Revenues from customers
Asset-Based	$611,335	$640,576
Asset-Light	354,568	394,825
Other	1,174	1,018
Total consolidated revenues	$967,077	$1,036,419

Intersegment revenues
Asset-Based	$34,959	$30,891
Asset-Light	1,444	1,538
Other and eliminations	(36,403)	(32,429)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$646,294	$671,467
Asset-Light	356,012	396,363
Other and eliminations	(35,229)	(31,411)
Total consolidated revenues	$967,077	$1,036,419

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$431,888	$439,523
Rents, purchased transportation, and other costs of services	333,770	375,319
Fuel, supplies, and expenses	105,946	109,522
Depreciation and amortization(1)	39,964	36,833
Contingent consideration(2)	—	7,320
Other	48,879	45,467
	$960,447	$1,013,984
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

NOTE J – LEGAL MATTERS AND OTHER EVENTS

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

Legal Matters

During fourth quarter 2024, the Company settled a claim for $9.8 million related to the classification of certain Asset‑Light employees under the Fair Labor Standards Act and a lawsuit related to an auto accident which involved a MoLo contract carrier. These claims were paid in January 2025, including through insurance policies responsible for settling the accident‑related claim, and reserves maintained within accrued expenses in the consolidated balance sheet as of December 31, 2024.

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

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary of the Company. Following the sale, FleetNet® was reported as discontinued operations. As such, historical results of FleetNet have been excluded from both continuing operations and segment results for all periods presented. Unless otherwise indicated, all amounts in this Quarterly Report on Form 10-Q refer to continuing operations, including comparisons to the prior year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. Our 2024 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss) from continuing operations:

	Three Months Ended
	March 31
	2025	2024

	(in thousands, except per share data)
REVENUES
Asset-Based	$646,294	$671,467
Asset-Light	356,012	396,363
Other and eliminations	(35,229)	(31,411)
Total consolidated revenues	$967,077	$1,036,419

OPERATING INCOME (LOSS)
Asset-Based	$26,417	$53,456
Asset-Light	(4,380)	(15,258)
Other and eliminations	(15,407)	(15,763)
Total consolidated operating income	$6,630	$22,435

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$3,131	$(2,912)

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	—	600

NET INCOME (LOSS)	$3,131	$(2,312)

DILUTED EARNINGS PER COMMON SHARE(2)
Continuing operations	$0.13	$(0.12)
Discontinued operations(1)	—	0.03
Total diluted earnings per common share	$0.13	$(0.10)
(1)	The 2024 period includes the reversal of an employee-related contingent liability that expired one year after the sale of FleetNet.
(2)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

Our consolidated revenues decreased 6.7% for the three months ended March 31, 2025, compared to the same prior-year period. The revenue decline is primarily attributable to lower market rates and shipment levels for our Asset-Light shipping and logistics services in a soft market environment and a decrease in our Asset-Based daily tonnage levels. The decrease in tonnage levels is primarily due to lower weight per shipment and fewer daily shipments compared to the prior-year period. The year-over-year decrease in consolidated revenues for the three months ended March 31, 2025 reflects a decrease in our Asset-Based revenues of 3.7% and a decrease in our Asset-Light revenues of 10.2%. The elimination of revenues reported in the “Other and eliminations” line of consolidated revenues increased 12.2% for the three months ended March 31, 2025, compared to the same period of 2024, reflecting year-over-year changes in intersegment business levels among our operating segments.

Our Asset-Based revenue decline reflects a decrease in tonnage per day for the three months ended March 31, 2025, compared to the same period of 2024, partially offset by an increase in billed revenue per hundredweight, including fuel surcharges. The decrease in tonnage per day is a result of a softer market environment driven in part by a weaker manufacturing sector. The increase in total billed revenue per hundredweight, including fuel surcharges, was driven by lower weight per shipment, a general rate increase implemented in third quarter 2024, increases to deferred pricing agreements, and fewer volume-sized shipments that exceed standard LTL dimensions but do not require a full truckload, partially offset by a decrease in fuel surcharge revenue associated with lower fuel prices.

The decrease in revenues of our Asset-Light segment for the three months ended March 31, 2025, compared to the same prior-year period, was impacted by a decline in revenue per shipment associated with soft market conditions, changes in business mix, and a decline in shipments per day versus the same prior-year period. Our Asset-Light segment generated approximately 36% and 37% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2025 and 2024, respectively.

Consolidated operating income declined year-over-year, reflecting the decrease in revenues, partially offset by a decrease in operating expenses from lower purchased transportation expense and lower employee costs in our Asset-Light segment. The year-over-year comparison of consolidated operating income was also impacted by the prior year increase in the contingent earnout consideration with no such remeasurement adjustment in the first quarter of 2025. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three months ended March 31, 2025 and 2024, including costs associated with Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations and combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to independently handle materials movement within warehouses, distribution centers, and manufacturing facilities, while being monitored by humans. Certain costs related to our growing number of Vaux pilot programs in customer test locations and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. Our innovative technology costs decreased consolidated operating results by a total of $7.5 million (pre-tax), or $5.7 million (after-tax) and $0.25 per diluted share, for first quarter 2025, compared to $9.7 million (pre-tax), or $7.4 million (after-tax) and $0.31 per diluted share, for first quarter 2024.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is evaluated at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. Consolidated operating results were not impacted for first quarter 2025 as the fair value of the contingent earnout consideration liability was not adjusted from the December 31, 2024 balance of $2.7 million. For first quarter 2024, consolidated operating results decreased by $7.3 million (pre-tax), or $5.5 million (after-tax) and $0.23 per diluted share, due to quarterly remeasurement which resulted in a higher liability of the contingent earnout consideration. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2024, consolidated net loss and earnings per share were impacted by a one-time, noncash impairment charge of $28.7 million (pre-tax), or $21.6 million (after-tax) and $0.90 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024. This charge was recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income (loss) and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, decreased consolidated net income by $0.7 million, or $0.03 per diluted share, for the first quarter 2025, compared to an increase in net loss of $1.2 million, or $0.05 per diluted share, for the same prior-year period.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and our equity investment, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income (loss), or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
Net Income (Loss) from Continuing Operations	$3,131	$(2,912)
Interest and other related financing costs	2,755	2,228
Income tax provision (benefit)	1,043	(1,765)
Depreciation and amortization(1)	39,964	36,833
Amortization of share-based compensation	2,383	2,889
Change in fair value of contingent consideration(2)	—	7,320
Change in fair value of equity investment(3)	—	28,739
Consolidated Adjusted EBITDA from Continuing Operations	$49,276	$73,332
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents a noncash impairment charge to write off our equity investment in Phantom Auto, as previously discussed.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on

Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three months ended March 31, 2025 and 2024.

The key indicators necessary to understand the operating results of our Asset-Based segment are described in the Asset-Based Segment Overview within the Asset-Based Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2024 Annual Report on Form 10-K. These key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics, which are important measures in analyzing segment operating results from period to period.

Other companies within our industry may present different key performance indicators or operating statistics, or they may calculate their measures differently; therefore, our key performance indicators or operating statistics may not be comparable to similarly titled measures of other companies. Key performance indicators or operating statistics should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators or operating statistics should not be construed as better measurements of our results than operating income, operating cash flow, net income (loss), or earnings per share, as determined under GAAP.

As of March 2025, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2024, and the health, welfare, and pension benefit contribution rate increased effective, primarily on August 1, 2024, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.7%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2025	2024
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	53.2%	51.4%
Fuel, supplies, and expenses	12.0	12.1
Operating taxes and licenses	2.0	2.0
Insurance	2.8	2.1
Communications and utilities	0.9	0.7
Depreciation and amortization	4.7	4.0
Rents and purchased transportation	10.4	9.8
Shared services	9.7	9.7
(Gain) loss on sale of property and equipment	—	—
Other	0.2	0.2
	95.9%	92.0%

Asset-Based Operating Income	4.1%	8.0%

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the 2024 Form 10-K Asset-Based Segment Overview section:

	Three Months Ended
	March 31
	2025	2024	% Change
Workdays(1)	63.0	63.5
Billed revenue per hundredweight, including fuel surcharges	$49.40	$48.56	1.7%
Billed revenue per shipment, including fuel surcharges	$530.49	$542.84	(2.3)%
Tonnage per day	10,466	10,937	(4.3)%
Shipments per day	19,491	19,566	(0.4)%
Shipments per DSY hour	0.447	0.442	1.1%
Weight per shipment	1,074	1,118	(3.9)%
Pounds per mile	18.29	18.53	(1.3)%
Average length of haul (miles)	1,124	1,110	1.3%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2025, totaled $646.3 million, compared to $671.5 million, for the same period of 2024. The decrease in revenues, compared to the prior-year period, primarily reflects a decrease in tonnage per day and weight per shipment. Billed revenue decreased 2.7% on a per-day basis for the three months ended March 31, 2025 compared to the same period of 2024, primarily reflecting a 4.3% decrease in tonnage per day, partially offset by a 1.7% increase in billed revenue per hundredweight, including fuel surcharges. The number of workdays was fewer by half of a day in the first quarter of 2025, versus the first quarter of 2024.

The decrease in tonnage per day for the three months ended March 31, 2025, compared to the same prior-year period, is primarily related to the soft market environment related to prolonged weakness in industrial production, which has resulted in lower average weight per shipment levels, while daily shipment levels decreased 0.4% for the three months ended March 31, 2025, on a per-day basis, impacted by changes in the Asset-Based business mix, as well as the softer freight environment. Some higher-weight LTL shipments have also shifted to the truckload market with its continued low rates and excess capacity.

The increase in total billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2025, compared to the same period of 2024, was driven by lower weight per shipment, which generally increases revenue per hundredweight, and pricing increases, offset partially by lower fuel surcharge revenue associated with lower fuel prices, compared to the prior-year period. The pricing environment continues to be rational. Excluding the impact of fuel surcharges, the percentage increase in billed revenue per hundredweight was in the low- to mid-single digits for the three months ended March 31, 2025, compared to the same period of 2024. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three months ended March 31, 2025, increased an average of 4.9%, compared to the same period of 2024. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on September 9, 2024, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 2 percentage points in the three-month period ended March 31, 2025, compared to the same period of 2024. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $26.4 million for the three months ended March 31, 2025, compared to $53.5 million, for the same period of 2024. Compared to the prior-year period, the Asset-Based segment’s operating ratio was impacted by the decline in revenues while total operating expenses remained fairly consistent between periods.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 53.2% of Asset-Based segment revenues for the three-month period ended March 31, 2025, compared to 51.4%, for the same period of 2024. Salaries, wages, and benefits decreased $0.9 million for the three months ended March 31, 2025, compared to the same period of 2024, primarily reflecting lower accruals of annual incentives in the first quarter of 2025, compared to the first quarter of 2024, due to a higher operating ratio. The decrease in labor costs were also impacted by improved productivity, as measured by shipments per DSY hour, a decrease in headcount to align with lower shipment levels, and by higher utilization of purchased transportation as discussed later in this section. These productivity improvements were partially offset by contract rate increases under the 2023 ABF NMFA, as previously discussed in the Asset-Based Revenues section, including a 2.5% wage rates increase on July 1, 2024, and a 2.9% health, welfare and benefits rates increase on August 1, 2024, for a blended increase of 2.7% in 2024.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved for the first quarter of 2025, compared to the same period of 2024, primarily due to continued investments in technology and network and ongoing training and development at certain key locations as the ABF Freight process compliance team continues to reinforce operational best practices throughout the Asset-Based network. For the three months ended March 31, 2025, the year-over-year decrease in pounds per mile of 1.3% reflects lower weight per shipment and an increase in the average length of haul, partially offset by an improvement in linehaul productivity.

Insurance as a percentage of revenue increased 0.7 percentage point during the three months ended March 31, 2025, compared to the same period of 2024, primarily due to an increase in the severity of third-party casualty claims in recent years and higher retention limits.

Rents and purchased transportation as a percentage of revenue increased 0.6 percentage point for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to increased rent expense for new service centers, and higher utilization of rail, partially offset by rail fuel surcharge cost per mile and focused reduction in the utilization of local delivery agents and linehaul purchased transportation. Rail miles increased approximately 5% for the three months ended March 31, 2025, compared to the same prior-year period.

Depreciation and amortization as a percentage of revenue increased 0.7 percentage point for the three months ended March 31, 2025, compared to the same period of 2024, primarily due to increases in revenue equipment depreciation expense per unit as a result of increased equipment costs and due to recent service center renovations.

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

As supply chains become more complex, most shippers use a mix of modes to keep their supply chains moving, and our managed transportation solutions seamlessly connect these modes to build better supply chains. We continue to develop our managed transportation solutions as part of our strategic efforts to cross-sell our service offerings and meet the demand for services that increase operational efficiencies, reduce costs, and provide better supply chain visibility. We expect to benefit from this and other strategic initiatives as we continue to deliver innovative solutions to customers.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating loss for the three months ended March 31, 2025 and 2024.

Key indicators are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. The key indicators necessary to understand our Asset-Light segment operating results are outlined in the Asset-Light Segment Overview within the Asset-Light Operations section of Results of Operations in Item 7 (MD&A) of Part II of our 2024 Annual Report on Form 10-K. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period.

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income, operating cash flow, net income (loss), or earnings per share, as determined under GAAP.

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for the Asset-Light segment:

	Three Months Ended
	March 31
	2025	2024
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.6%	86.8%
Salaries, wages, and benefits	7.2	7.6
Supplies and expenses	0.5	0.7
Depreciation and amortization(1)	1.3	1.3
Shared services	5.0	4.1
Contingent consideration(2)	—	1.8
Other	1.6	1.5
	101.2%	103.8%

Asset-Light Segment Operating Loss	(1.2)%	(3.8)%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as previously defined in the 2024 Form 10-K Asset-Light Segment Overview section:

Year Over Year % Change
Three Months Ended
March 31, 2025
Revenue per shipment	(5.9%)
Shipments per day	(3.7%)
Shipments per employee per day	23.6%

Asset-Light Revenues

Asset-Light segment revenues decreased 10.2% to $356.0 million for the three months ended March 31, 2025, compared to $396.4 million for the same respective period of 2024. Current year results have been impacted by lower average revenue per shipment associated with a soft market environment, a higher mix of managed transportation business which has smaller shipment sizes and lower revenue per shipment metrics, and a decrease in average daily shipments due to a strategic reduction in less profitable truckload volumes, for the three months ended March 31, 2025. Many of our Asset-Light service lines achieved a year-over-year increase in market pricing during the three months ended March 31, 2025, compared to the same period 2024, despite the continued soft freight environment and excess capacity in the truckload market which continues to impact spot market rates resulting in an overall lower revenue per shipment for our Asset-Light segment.

Asset-Light Operating Loss

The Asset-Light segment operating loss totaled $4.4 million for the three months ended March 31, 2025, compared to an operating loss of $15.3 million for the same period of 2024. The year-over-year improvement in operating results reflects decreases in operating expenses, discussed in the paragraphs below, including the impact of the prior year increase in the contingent earnout consideration liability with no such quarterly remeasurement adjustment in first quarter 2025, partially offset by lower revenues.

Asset-Light Operating Expenses

Operating expenses decreased $51.2 million during the three months ended March 31, 2025, compared to the same prior-year period, and decreased as a percentage of revenue by 2.6 percentage points in the same respective period.

Purchased transportation costs as a percentage of revenue decreased 1.2 percentage points for the three months ended March 31, 2025, compared to the same prior-year period, reflecting a $39.5 million reduction of purchased transportation costs during the first quarter of 2025. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Contingent earnout consideration, as previously described in the Consolidated Results section of Results of Operations, decreased as a percentage of revenue by 1.8 percentage points for the three months ended March 31, 2025, compared to the same prior-year period. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Salaries, wages, and benefits decreased $4.8 million, and as a percentage of revenue, decreased 0.4 percentage point, for the three months ended March 31, 2025, compared to the same prior-year period, as the segment continued efforts to align resources with business levels. Shipments per employee per day improved 23.6% for the three months ended March 31, 2025, compared to the same prior-year period, as a result of these efforts, combined with changes in business mix and technology advancements from the digital roadmap initiatives.

Shared services as a percentage of revenue increased 0.9 percentage point for the three months ended March 31, 2025, compared to the same prior-year period, primarily reflecting the impact of lower revenues during the first quarter of 2025.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent earnout consideration, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating loss, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended
	March 31
	2025	2024

	(in thousands)
Operating Loss(1)	$(4,380)	$(15,258)
Depreciation and amortization(2)	4,618	5,078
Change in fair value of contingent consideration(3)	—	7,320
Asset-Light Adjusted EBITDA	$238	$(2,860)
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating loss as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income (loss) from continuing operations in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million for both the three-month periods ended March 31, 2025 and 2024 and is expected to total approximately $13.0 million for full-year 2025, consistent with 2024.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. The liability for contingent consideration is evaluated at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Recent trade and tariff policies have increased market uncertainty during the first quarter of 2025, as trade and tariff disputes have weighed heavily on business confidence. Geopolitical instability continues to negatively impact the global economy and threaten the availability of raw materials. Macroeconomic conditions continue to be challenged by higher interest rates, above target-level inflation, supply chain disruptions and a slowing labor market, contributing to stock market volatility. Recession risk is considered to have increased during the first quarter of 2025. Although the housing market, which is another near-term recession indicator, has stabilized, it remains at low levels. Dramatic swings in the 10‑year treasury yield due to elevated economic uncertainty have limited the predictability of near-term mortgage rates, one of the biggest factors influencing the housing market.

Although inflation is easing, the manufacturing sector, as measured by the Purchasing Managers’ Index (“PMI”), contracted in March 2025. The contraction follows two months of growth after a period of continuous contraction since November 2023, except for a brief expansion in March 2024. This trend has contributed to a decrease in freight volumes. In the first quarter of 2025, the economy contracted as measured by U.S. real gross domestic product (“real GDP”), with the first quarter 2025 annual real GDP rate decrease being primarily driven by decreased government spending.

Although we implemented a general rate increase and secured increases on deferred pricing agreements and annually negotiated contracts during the three months ended March 31, 2025, the Asset-Based segment has seen lower tonnage levels as a result of the soft market environment and lower shipment levels as a result of changes in the Asset-Based business mix. There can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment and increased mix of managed transportation shipments contributed to a year-over-year decline in revenue per shipment for our Asset-Light segment during the three months ended March 31, 2025, compared to the first quarter of 2024. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (“CPI”) increased 2.4%, before seasonal adjustment, year-over-year in March 2025 despite decreasing 0.1% from February 2025. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Inflation is impacted by energy prices, including petroleum products; and insurance services, which have decreased in recent months. Inflation is also impacted by housing prices, which as previously noted remain elevated while showing signs of slowing growth. Most of our expenses are affected by inflation, which generally results in increased operating costs. As such, there can be no assurances of the potential impact of inflationary conditions on our business, including demand for our transportation services.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle. The impact of excess capacity in the truckload market continued in early 2025, however, carriers are slowly exiting the market.

The market continues to adjust to the impact of supply chain disruptions and recent trade and tariff policy changes. The prices for our revenue equipment (tractors and trailers) used in our business operations have increased partly as a result of inflationary pressures, and will likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruption to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the impact of climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of our 2024 Annual Report on Form 10-K. We continue our commitment to advance sustainability issues that are critical to our business and our customers’ businesses by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for further discussion of the legal matters in which we are currently involved.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	March 31	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents	$74,122	$127,444
Short-term investments	24,552	29,759
Total	$98,674	$157,203

Cash, cash equivalents and short-term investments decreased $58.5 million from December 31, 2024 to March 31, 2025, due to lower business levels from seasonal demand fluctuations in addition to the prolonged freight recession; the payment of expenses accrued at year-end, including wage-related incentives and previously disclosed legal settlements; continued efforts to return capital to shareholders through share repurchases and dividends; planned capital expenditures, net of financings; and the assumption of two lease agreements, which included lease buyout payments during the quarter.

Cash used in operating activities during the three months ended March 31, 2025 was $22.3 million, compared to $6.5 million of cash provided by operating activities in the same prior-year period. Changes in operating assets and liabilities, excluding income taxes, increased cash used in operating activities by $69.4 million during the three months ended March 31, 2025 and decreased cash provided by operating activities by $46.6 million during the same period of 2024. The year-over-year increase in accounts receivable and the year-over-year decreases in accounts payable and accrued expenses contributed to the increase of cash used in operating activities. The remainder of the change in operating assets and liabilities was primarily related to lease buyouts during the first quarter of 2025, compared to a single lease buyout during the first quarter of 2024.

Cash used in investing activities during the three-month periods ended March 31, 2025 and 2024 were impacted by $11.2 million and $53.8 million, respectively, on capital expenditures, net of proceeds from asset sales and financings, including property purchases and the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2025.

Cash used to fund promissory note payments of $17.3 million, during the three months ended March 31, 2025, was offset by borrowings under the Credit Facility of $25.0 million. During the three months ended March 31, 2025, we repurchased 258,765 shares of our common stock under our share repurchase program for an aggregate cost of $22.0 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $2.8 million during the three months ended March 31, 2025. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Financing Arrangements

We financed the purchase of $17.4 million of revenue equipment through notes payable during the three months ended March 31, 2025. Future payments due under our notes payable totaled $233.1 million, including interest, as of March 31, 2025, for an increase of $27.6 million from December 31, 2024.

During the first quarter of 2025, we borrowed $25.0 million on the Credit Facility, reducing our borrowing availability to $225.0 million.

We have an accounts receivable securitization program, which matures on July 1, 2025. As of March 31, 2025, standby letters of credit of $23.7 million have been issued under the program which reduced our available borrowing capacity to $26.3 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations, are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2025. These purchase obligations totaled $195.3 million as of March 31, 2025, with $180.4 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of March 31, 2025, the amount of our purchase obligations decreased $0.5 million from December 31, 2024.

As of March 31, 2025, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $307.4 million, including imputed interest, for an increase of $39.8 million from December 31, 2024. The scheduled maturities of our operating lease liabilities as of March 31, 2025 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2024 Annual Report on Form 10-K during the three months ended March 31, 2025. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

For 2025, our total capital expenditures, including amounts financed, are estimated to range from $225.0 million to $275.0 million, net of asset sales. These 2025 estimated net capital expenditures include revenue equipment purchases of $130.0 million to $140.0 million, primarily for our Asset-Based operations. Our 2025 expected capital expenditures also include $60.0 million to $80.0 million of investments in real estate and facility upgrades to support our growth plans, as well as other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2025 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $164.0 million in 2025. The amortization of intangible assets is estimated to be approximately $13.0 million in 2025, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our Credit Facility and A/R Securitization provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements; and pay contingent earnout consideration related to the MoLo acquisition if it is earned. We also have borrowing capacity available under our A/R securitization until maturity on July 1, 2025. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We continue to take actions to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On April 25, 2025, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of May 9, 2025. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

During the three months ended March 31, 2025, we purchased 258,765 shares of our common stock for an aggregate cost of $22.0 million, including shares purchased under Rule 10b5‑1 plans. As of March 31, 2025, $34.6 million remained available under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

Other Accounts Receivable

Other accounts receivable decreased $11.0 million from December 31, 2024 to March 31, 2025, reflecting the settlement by insurers of the previously disclosed auto accident legal matter involving a MoLo carrier, which is further discussed in our 2024 Annual Report on Form 10‑K.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $35.9 million and in operating lease liabilities, including current portion, of $24.3 million from December 31, 2024 to March 31, 2025, was primarily due to the assumption of two lease agreements, which included upfront lease buyout payments, and lease renewals during the first quarter of 2025.

Accrued Expenses

Accrued expenses decreased $42.0 million from December 31, 2024 to March 31, 2025, primarily due to the payment by insurers of the auto accident legal matter involving a MoLo carrier and payment of the Fair Labor Standards Act legal settlement, which are further discussed in our 2024 Annual Report on Form 10-K, and payments made during first quarter 2025 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2024, offset partially by increase in accrued wages due to timing of payments and higher third-party casualty reserves due to an increase in average claims costs and increased retention levels.

Long-term Debt

The $25.1 million increase in long-term debt, including current portion, from December 31, 2024 to March 31, 2025 is primarily due to the $25.0 million borrowing on the Credit Facility during first quarter 2025 as $17.4 million of equipment financed was offset by payments on notes payable of $17.3 million.

Income Taxes

For continuing operations, our effective tax rate was 25.0% for the three months ended March 31, 2025, compared to an effective tax benefit rate of 37.7% for the same period of 2024. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and changes in nondeductible expenses and the cash surrender value of life insurance may cause the full-year 2025 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2025		2024

	(in thousands, except percentages)
Income tax provision (benefit) at the statutory federal rate	$876	21.0%	$(982)	(21.0)
Federal income tax effects of:
Life insurance proceeds and changes in cash surrender value	144	3.4%	(257)	(5.5)
Nondeductible compensation under IRC Section 162(m)	23	0.6%	134	2.9
Tax benefit from vested RSUs	(2)	—%	(487)	(10.4)
Alternative fuel credit(1)	—	—%	(287)	(6.1)
Nondeductible expenses and other(2)	(418)	(10.0)%	8	0.1
Federal income tax provision (benefit)	$623	15.0%	$(1,871)	(40.0)
State income tax provision	420	10.0%	106	2.3
Total provision (benefit) for income taxes for continuing operations	$1,043	25.0%	$(1,765)	(37.7)

(1)	The federal alternative fuel tax credit expired at December 31, 2024.
(2)	For 2024, certain reclassifications have been made to conform to the current year presentation, including combining immaterial amounts into "Other" and breaking out non-deductible compensation under IRC Section 162(m), which was previously reported in "Non-deductible expenses."

At March 31, 2025, we had $70.0 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2025 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.7 million at both March 31, 2025 and December 31, 2024. As of March 31, 2025, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items such as vacation pay, workers’ compensation and third-party casualty claims and other liabilities, and payments for legal settlement and lease buy‑outs, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2025, financial reporting income exceeded income determined under income tax law. For the three months ended March 31, 2024, there is income determined under income tax law, but a loss for financial reporting.

During the three months ended March 31, 2025, we made state and foreign tax payments of $0.8 million. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Our total effective tax rate was 25.0% for the three months ended March 31, 2025, compared to a total effective tax benefit rate of 40.3% for the same period of 2024, including discontinued operations in 2024. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million, or an effective tax rate of 25.5% for the three months ended March 31, 2024.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2024 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during three months ended March 31, 2025. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward-looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems, including but not limited to licensed software; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes; the loss or reduction of business from large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of acquisitions and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors; maintaining our corporate reputation and intellectual property rights; establishing and maintaining adequate internal controls financial reporting; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; the effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, health epidemics, geopolitical conflicts, acts of war, cybersecurity incidents, or trade restrictions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates primarily resulting from our debt portfolio. Our debt portfolio includes notes payable with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our revolving credit facility and accounts receivable securitization program are at a variable interest rate and expose us to the risk of increasing interest rates. See Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our interest rates.

Discussion of current economic conditions and related impact on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

There have been no other significant changes in the Company’s market risks as reported in the Company’s 2024 Annual Report on Form 10-K since December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note J, Legal Proceedings, Environmental Matters, and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2024 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2024 Annual Report on Form 10-K.

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

During the three months ended March 31, 2025, the Company repurchased 258,765 shares for aggregate cost of $22.0 million, including 160,808 shares for an aggregate cost of $14.3 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. As of March 31, 2025 and December 31, 2024, the Company had $34.6 million and $56.6 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
1/1/2025-1/31/2025	91,728	$96.78	91,728	$47,698
2/1/2025-2/28/2025	54,552	87.07	54,552	$42,948
3/1/2025-3/31/2025	112,485	74.35	112,485	$34,585
Total	258,765	$84.98	258,765
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

3.2

Ninth Amended and Restated Bylaws of the Company dated as of February 20, 2025 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2025, File No. 000-19969, and incorporated herein by reference).

10.1#*	ArcBest Corporation Executive Officer Incentive Compensation Plan.

10.2#*	ArcBest Executive Officer Annual Incentive Compensation Plan.

10.3#*	ArcBest Executive Officer Long-Term (3-Year) Incentive Compensation Plan.

10.4#*	Form of Restricted Stock Unit Award Agreement (Employees) (for 2025 awards).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 2, 2025	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)