Form 10-Q
period 2025-06-30
ARCBEST CORP /DE/
filed 2025-08-01
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2025
Common Stock, $0.01 par value	22,726,878 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2025	2024

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,874	$127,444
Short-term investments	24,801	29,759
Accounts receivable, less allowances (2025 – $8,104; 2024 – $8,257)	402,321	394,838
Other accounts receivable, less allowances (2025 – $652; 2024 – $648)	23,357	36,055
Prepaid expenses	38,115	47,860
Prepaid and refundable income taxes	23,277	28,641
Other	11,423	11,045
TOTAL CURRENT ASSETS	638,168	675,642
PROPERTY, PLANT AND EQUIPMENT
Land and structures	536,791	520,119
Revenue equipment	1,200,219	1,166,161
Service, office, and other equipment	356,319	351,907
Software	183,520	182,396
Leasehold improvements	35,065	32,263
	2,311,914	2,252,846
Less allowances for depreciation and amortization	1,198,757	1,186,800
PROPERTY, PLANT AND EQUIPMENT, net	1,113,157	1,066,046
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	82,449	88,615
OPERATING RIGHT-OF-USE ASSETS	229,905	192,753
DEFERRED INCOME TAXES	9,324	9,536
OTHER LONG-TERM ASSETS	89,680	92,386
TOTAL ASSETS	$2,467,436	$2,429,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$176,903	$168,943
Income taxes payable	3,630	—
Accrued expenses	368,623	398,700
Current portion of long-term debt	77,549	63,978
Current portion of operating lease liabilities	34,697	34,364
TOTAL CURRENT LIABILITIES	661,402	665,985
LONG-TERM DEBT, less current portion	163,850	125,156
OPERATING LEASE LIABILITIES, less current portion	215,376	189,978
POSTRETIREMENT LIABILITIES, less current portion	13,380	13,361
DEFERRED INCOME TAXES	78,279	78,649
OTHER LONG-TERM LIABILITIES	34,723	42,240
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2025: 30,482,894 shares; 2024: 30,401,768 shares	305	304
Additional paid-in capital	333,798	329,575
Retained earnings	1,458,647	1,435,250
Treasury stock, at cost, 2025: 7,680,406 shares; 2024: 7,114,844 shares	(492,776)	(451,039)
Accumulated other comprehensive income	452	272
TOTAL STOCKHOLDERS’ EQUITY	1,300,426	1,314,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,467,436	$2,429,731

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,022,256	$1,077,831	$1,989,333	$2,114,250

OPERATING EXPENSES	984,947	1,028,986	1,945,394	2,042,970

OPERATING INCOME	37,309	48,845	43,939	71,280

OTHER INCOME (COSTS)
Interest and dividend income	1,037	3,241	2,187	6,556
Interest and other related financing costs	(2,956)	(2,078)	(5,711)	(4,306)
Other, net	578	(781)	(273)	(28,980)
	(1,341)	382	(3,797)	(26,730)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,968	49,227	40,142	44,550

INCOME TAX PROVISION	10,159	2,303	11,202	538

NET INCOME FROM CONTINUING OPERATIONS	25,809	46,924	28,940	44,012

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	600

NET INCOME	$25,809	$46,924	$28,940	$44,612

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$1.12	$1.99	$1.25	$1.87
Discontinued operations	—	—	—	0.03
	$1.12	$1.99	$1.25	$1.89

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.12	$1.96	$1.25	$1.83
Discontinued operations	—	—	—	0.02
	$1.12	$1.96	$1.25	$1.86

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,944,228	23,618,318	23,070,812	23,589,814
Diluted	23,008,707	23,919,613	23,146,609	24,025,499

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(Unaudited)
	(in thousands)
NET INCOME	$25,809	$46,924	$28,940	$44,612

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax: (2025 – Three-month period $54, Six-month period $108) (2024 – Three-month period $64, Six-month period $129)
Net actuarial gain	(156)	(185)	(312)	(372)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2024 – Three-month period $152, Six-month period $282)	—	(432)	—	(798)
Change in foreign currency translation, net of tax: (2025 – Three-month period $241, Six-month period $175) (2024 – Three-month period $90, Six-month period $240)	679	(255)	492	(681)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	523	(872)	180	(1,851)

TOTAL COMPREHENSIVE INCOME	$26,332	$46,052	$29,120	$42,761

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30, 2025 and 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at March 31, 2025	30,402	$304	$331,944	$1,435,596	7,374	$(473,029)	$(71)	$1,294,744
Net income				25,809				25,809
Other comprehensive income, net of tax							523	523
Issuance of common stock under share-based compensation plans	81	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,924)					(1,924)
Share-based compensation expense			3,779					3,779
Purchase of treasury stock					306	(19,747)		(19,747)
Dividends declared on common stock				(2,758)				(2,758)
Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426

Balance at March 31, 2024	30,039	$300	$343,102	$1,267,444	6,581	$(391,458)	$3,345	$1,222,733
Net income				46,924				46,924
Other comprehensive loss, net of tax							(872)	(872)
Issuance of common stock under share-based compensation plans	361	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(21,886)					(21,886)
Share-based compensation expense			3,433					3,433
Purchase of treasury stock					131	(15,975)		(15,975)
Dividends declared on common stock				(2,819)				(2,819)
Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538

	Six Months Ended June 30, 2025 and 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				28,940				28,940
Other comprehensive income, net of tax							180	180
Issuance of common stock under share-based compensation plans	81	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,938)					(1,938)
Share-based compensation expense			6,162					6,162
Purchase of treasury stock					565	(41,737)		(41,737)
Dividends declared on common stock				(5,543)				(5,543)
Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426

Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net income				44,612				44,612
Other comprehensive loss, net of tax							(1,851)	(1,851)
Issuance of common stock under share-based compensation plans	376	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,634)					(22,634)
Share-based compensation expense			6,322					6,322
Purchase of treasury stock					252	(31,627)		(31,627)
Dividends declared on common stock				(5,647)				(5,647)
Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2025	2024

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$28,940	$44,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,490	66,693
Amortization of intangibles	6,400	6,416
Share-based compensation expense	6,162	6,322
Provision for losses on accounts receivable	1,402	1,248
Change in deferred income taxes	(187)	(11,457)
Loss on sale of property and equipment	42	565
Pre-tax gain on sale of discontinued operations	—	(806)
Change in fair value of contingent consideration	(2,650)	11,170
Change in fair value of equity investment	—	28,739
Changes in operating assets and liabilities:
Receivables	3,866	38,702
Prepaid expenses	9,744	5,199
Other assets	(321)	(2,789)
Income taxes	9,130	(8,806)
Operating right-of-use assets and lease liabilities, net	(11,421)	(7,262)
Accounts payable, accrued expenses, and other liabilities	(39,486)	(38,344)
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,111	140,202

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(42,007)	(104,909)
Proceeds from sale of property and equipment	6,142	2,341
Purchases of short-term investments	—	(5,236)
Proceeds from sale of short-term investments	5,236	28,504
Capitalization of internally developed software	(6,268)	(7,779)
NET CASH USED IN INVESTING ACTIVITIES	(36,897)	(87,079)

FINANCING ACTIVITIES
Borrowings under credit facilities	25,000	—
Payments on long-term debt	(35,526)	(35,705)
Net change in book overdrafts	(2,021)	(4,146)
Deferred financing costs	(19)	—
Payment of common stock dividends	(5,543)	(5,647)
Purchases of treasury stock	(41,737)	(31,627)
Payments for tax withheld on share-based compensation	(1,938)	(22,634)
NET CASH USED IN FINANCING ACTIVITIES	(61,784)	(99,759)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,570)	(46,636)
Cash and cash equivalents at beginning of period	127,444	262,226
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,874	$215,590

NONCASH INVESTING ACTIVITIES
Equipment financed	$62,791	$10,354
Accruals for equipment received	$14,586	$3,904
Lease liabilities arising from obtaining right-of-use assets	$41,978	$26,001

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

The Asset-Based segment represented approximately 66% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2025. As of June 2025, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

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

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. The six months ended June 30, 2024 includes the reversal of an employee-related contingent liability that expired one year after disposition, which resulted in a pre-tax gain on sale of $0.8 million included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows, or $0.6 million net of tax included in “Income from discontinued operations, net of tax” on the Company’s consolidated statements of operations.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$32,263	$83,048
Money market funds(2)	82,611	44,396
Total cash and cash equivalents	$114,874	$127,444

Short-term investments
Certificates of deposit(3)	$24,801	$29,759

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2025 and December 31, 2024, cash deposits and short-term investments totaling $19.6 million and $51.7 million, respectively, were not FDIC‑insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2025		2024

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$25,000	$25,000	$—	$—
Notes payable(2)	216,399	217,499	189,134	187,675
New England Pension Fund withdrawal liability(3)	18,293	16,566	18,671	16,783
	$259,692	$259,065	$207,805	$204,458

(1)	The revolving credit facility (the “Credit Facility”) carries a variable interest rate based on Secured Overnight Financing Rate (“SOFR”), plus a margin, priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).
(2)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(3)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.9% and 6.0% at June 30, 2025 and December 31, 2024, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of June 30, 2025, the outstanding withdrawal liability totaled $18.3 million, of which $0.8 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$82,611	$82,611	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,749	5,749	—	—
	$88,360	$88,360	$—	$—

	December 31, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$44,396	$44,396	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,570	5,570	—	—
	$49,966	$49,966	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The estimated fair value of contingent consideration related to the acquisition of MoLo is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and expenses to be achieved for the applicable performance period, volatility factors applied to the simulation, and the discount rate applied, which was 12.9% as of December 31, 2024. Fair value of the contingent consideration was qualitatively assessed as of June 30, 2025, which involved analyzing the likelihood of achieving adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) thresholds, as defined by the Agreement and Plan of Merger for the acquisition of MoLo. As a result, the Company reduced the contingent consideration for the MoLo acquisition to zero in second quarter 2025, reflecting the remote probability of an earnout payment based on projections of adjusted EBITDA for 2025.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2024	$2,650
Change in fair value included in operating expenses	(2,650)
Balance at June 30, 2025	$—

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

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both June 30, 2025 and December 31, 2024 relates to the Asset-Light segment.

Intangible assets consisted of the following:

		June 30, 2025			December 31, 2024
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$63,994	$35,585	$99,579	$59,782	$39,797
Other	9	30,672	16,108	14,564	30,438	13,920	16,518
	11	130,251	80,102	50,149	130,017	73,702	56,315
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,551	$80,102	$82,449	$162,317	$73,702	$88,615

As of June 30, 2025, the future amortization for intangible assets acquired through business acquisitions was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2025	$6,400
2026	8,693
2027	7,269
2028	7,269
2029	7,223
Thereafter	13,295
Total amortization	$50,149

NOTE D – INCOME TAXES

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. The OBBB has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. The Company is continuing to evaluate the overall impact of the OBBB. At this time, however, the Company does not anticipate a material impact on its effective tax rate for 2025.

The Company’s total effective tax rate was 28.2% and 27.9% for the three and six months ended June 30, 2025, respectively, compared to 4.7% and 1.6% for the same respective prior year periods, including discontinued operations. 2024 tax rates were lower primarily due to the pre-tax loss from the noncash impairment charge to write off the equity investment in Phantom Auto included in the loss from continuing operations during the first quarter of 2024 and the tax benefit from the vesting of restricted stock units (“RSUs”) granted in 2020 and 2021. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and six months ended June 30, 2025 and 2024, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from various factors, including state income taxes; the tax expense (benefit) from the vesting of RSUs; changes in the cash surrender value of life insurance; and various nondeductible expenses, including compensation under IRC Section 162(m). The difference between the effective tax rate and the federal statutory rate for the six months ended June 30, 2024 also included the federal alternative fuel tax credit that expired on December 31, 2024.

As of June 30, 2025, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2025, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes, net of refunds of $2.4 million and $20.7 million for the six months ended June 30, 2025 and 2024, respectively.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain adjustment from sale of FleetNet, was $0.2 million for the six months ended June 30, 2024, or an effective tax rate of 25.5%.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
Operating lease expense	$11,630	$10,742	$22,767	$21,018
Variable lease expense	2,658	1,938	4,707	3,619
Sublease income	(1,162)	(728)	(2,159)	(1,374)
Total operating lease expense	$13,126	$11,952	$25,315	$23,263

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30
	2025	2024

	(in thousands)
Noncash change in operating right-of-use assets	$16,326	$16,971
Cash payments to obtain right-of-use assets	(11,500)	(7,752)
Change in operating lease liabilities	(16,247)	(16,481)
Changes in operating right-of-use assets and lease liabilities, net	$(11,421)	$(7,262)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$22,734	$20,518
Right-of-use assets obtained in exchange for operating lease liabilities	$41,978	$26,001

Maturities of operating lease liabilities at June 30, 2025, were as follows:

Operating
Lease
Liabilities(1)
(in thousands)
Remainder of 2025	$22,972
2026	44,885
2027	40,301
2028	36,670
2029	31,594
Thereafter	131,342
Total lease payments	307,764
Less imputed interest	(57,691)
Total	$250,073
(1)	Excludes future minimum lease payments for leases which were executed but had not yet commenced as of June 30, 2025, totaling $0.4 million, which will be paid over approximately 2 years.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment at June 30, 2025 and December 31, 2024, were as follows:

	June 30	December 31
	2025	2024

	(in thousands)
Credit Facility (interest rate of 5.5% at June 30, 2025)	$25,000	$—
Notes payable (weighted-average interest rate of 4.9% at June 30, 2025)	216,399	189,134
	241,399	189,134
Less current portion	77,549	63,978
Long-term debt, less current portion	$163,850	$125,156

Scheduled payments of long-term debt obligations as of June 30, 2025, were as follows:

		Credit	Notes
	Total	Facility(1)	Payable

	(in thousands)
Due in one year or less	$87,619	$1,282	$86,337
Due after one year through two years	76,451	1,104	75,347
Due after two years through three years	76,569	25,298	51,271
Due after three years through four years	17,085	—	17,085
Due after four years through five years	3,469	—	3,469
Total payments	261,193	27,684	233,509
Less amounts representing interest	19,794	2,684	17,110
Long-term debt	$241,399	$25,000	$216,399
(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on SOFR, plus the anticipated applicable margin.

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $395.0 million and $333.5 million at June 30, 2025 and December 31, 2024, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of June 30, 2025, the Company had available borrowing capacity of $225.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2025.

Accounts Receivable Securitization Program

During June 2025, the Company amended its accounts receivable securitization program (“A/R Securitization”), extending the maturity date to July 1, 2026. The A/R Securitization provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. As of June 30, 2025 and December 31, 2024, the Company had no borrowings outstanding under the A/R Securitization.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the A/R Securitization bear interest based upon SOFR or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at June 30, 2025.

The A/R Securitization includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit. The outstanding standby letters of credit are primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured and reduce the availability of borrowings under the program. As of June 30, 2025, standby letters of credit of $23.7 million have been issued under the program, which reduced the available borrowing capacity to $26.3 million.

Surety Bond Programs

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2025, surety bonds outstanding related to the self-insurance program totaled $68.8 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $45.4 million and $62.8 million during the three and six months ended June 30, 2025, respectively. Subsequent to June 30, 2025, the Company financed the purchase of an additional $9.3 million of revenue equipment through promissory note arrangements.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	June 30	December 31
	2025	2024

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,240	$5,660
Foreign currency translation	(4,656)	(5,323)

Total	$584	$337

After-tax amounts:
Unrecognized net periodic benefit credit	$3,891	$4,203
Foreign currency translation	(3,439)	(3,931)

Total	$452	$272

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2025 and 2024:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2024	$272	$4,203	$—	$(3,931)

Other comprehensive income before reclassifications	492	—	—	492
Amounts reclassified from accumulated other comprehensive income	(312)	(312)	—	—
Net current-period other comprehensive income (loss)	180	(312)	—	492

Balances at June 30, 2025	$452	$3,891	$—	$(3,439)

Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(1,479)	—	(798)	(681)
Amounts reclassified from accumulated other comprehensive income	(372)	(372)	—	—
Net current-period other comprehensive loss	(1,851)	(372)	(798)	(681)

Balances at June 30, 2024	$2,473	$4,689	$465	$(2,681)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Six Months Ended June 30
	2025	2024

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$420	$501
Tax expense	(108)	(129)
Total, net of tax	$312	$372

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2025		2024
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,785	$0.12	$2,828
Second quarter	$0.12	$2,758	$0.12	$2,819

On July 25, 2025, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 8, 2025.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2024, the Company had $56.6 million available for repurchases of its common stock under the share repurchase program. During the six months ended June 30, 2025, the Company repurchased 565,562 shares for an aggregate cost of $41.7 million, including 327,013 shares for an aggregate cost of $25.0 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. The Company had $14.8 million remaining under its share repurchase program as of June 30, 2025. Subsequent to June 30, 2025, the Company settled repurchases of 76,932 shares for an aggregate cost of $6.3 million.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$25,809	$46,924	$28,940	$44,012
Net income from discontinued operations	—	—	—	600
Net income	$25,809	$46,924	$28,940	$44,612
Denominator:
Weighted-average shares	22,944,228	23,618,318	23,070,812	23,589,814

Basic earnings per common share
Continuing operations	$1.12	$1.99	$1.25	$1.87
Discontinued operations	—	—	—	0.03
Total basic earnings per common share(1)	$1.12	$1.99	$1.25	$1.89

Diluted
Numerator:
Net income from continuing operations	$25,809	$46,924	$28,940	$44,012
Net income from discontinued operations	—	—	—	600
Net income	$25,809	$46,924	$28,940	$44,612
Denominator:
Weighted-average shares	22,944,228	23,618,318	23,070,812	23,589,814
Effect of dilutive securities	64,479	301,295	75,797	435,685
Adjusted weighted-average shares and assumed conversions	23,008,707	23,919,613	23,146,609	24,025,499

Diluted earnings per common share
Continuing operations	$1.12	$1.96	$1.25	$1.83
Discontinued operations	—	—	—	0.02
Total diluted earnings per common share(1)	$1.12	$1.96	$1.25	$1.86

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels. In contrast, the first quarter generally has the lowest tonnage and shipment levels, although other factors, including the state of the U.S. and global economies; available capacity in the market; yield initiatives; and external events or conditions, such as the modification or implementation of new tariffs or trade policy, may influence quarterly business levels. The Company’s yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing the Company’s susceptibility to seasonal fluctuations in recent years.

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

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
REVENUES
Asset-Based	$713,312	$712,725	$1,359,606	$1,384,192
Asset-Light	341,922	395,817	697,934	792,180
Other and eliminations	(32,978)	(30,711)	(68,207)	(62,122)
Total consolidated revenues	$1,022,256	$1,077,831	$1,989,333	$2,114,250

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$365,929	$352,678	$710,070	$697,677
Fuel, supplies, and expenses	79,834	82,938	157,476	163,982
Operating taxes and licenses	13,845	13,557	26,957	27,086
Insurance	17,653	16,964	35,616	31,446
Communications and utilities	5,150	4,412	10,960	9,211
Depreciation and amortization	31,664	26,646	62,254	53,653
Rents and purchased transportation	76,198	70,315	143,359	135,986
Shared services	69,868	72,245	132,311	137,159
(Gain) loss on sale of property and equipment	(159)	(91)	(136)	58
Other	2,301	269	3,293	1,686
Total Asset-Based	662,283	639,933	1,282,160	1,257,944

Asset-Light
Purchased transportation	288,580	339,247	593,194	683,369
Salaries, wages, and benefits	25,629	31,036	51,178	61,340
Supplies and expenses	1,739	2,768	3,478	5,577
Depreciation and amortization(1)	4,605	5,039	9,223	10,117
Shared services	18,594	17,297	36,575	33,571
Contingent consideration(2)	(2,650)	3,850	(2,650)	11,170
Other	4,834	6,078	10,725	11,792
Total Asset-Light	341,331	405,315	701,723	816,936

Other and eliminations	(18,667)	(16,262)	(38,489)	(31,910)
Total consolidated operating expenses	$984,947	$1,028,986	$1,945,394	$2,042,970

OPERATING INCOME FROM CONTINUING OPERATIONS
Asset-Based	$51,029	$72,792	$77,446	$126,248
Asset-Light	591	(9,498)	(3,789)	(24,756)
Other and eliminations	(14,311)	(14,449)	(29,718)	(30,212)
Total consolidated operating income	$37,309	$48,845	$43,939	$71,280
OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$1,037	$3,241	$2,187	$6,556
Interest and other related financing costs	(2,956)	(2,078)	(5,711)	(4,306)
Other, net(3)	578	(781)	(273)	(28,980)
Total other income (costs)	(1,341)	382	(3,797)	(26,730)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$35,968	$49,227	$40,142	$44,550
(1)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(3)	The six months ended June 30, 2024 includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
Revenues from customers
Asset-Based	$680,936	$682,558	$1,292,271	$1,323,134
Asset-Light	340,098	394,377	694,666	789,202
Other	1,222	896	2,396	1,914
Total consolidated revenues	$1,022,256	$1,077,831	$1,989,333	$2,114,250

Intersegment revenues
Asset-Based	$32,376	$30,167	$67,335	$61,058
Asset-Light	1,824	1,440	3,268	2,978
Other and eliminations	(34,200)	(31,607)	(70,603)	(64,036)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$713,312	$712,725	$1,359,606	$1,384,192
Asset-Light	341,922	395,817	697,934	792,180
Other and eliminations	(32,978)	(30,711)	(68,207)	(62,122)
Total consolidated revenues	$1,022,256	$1,077,831	$1,989,333	$2,114,250

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$458,115	$453,283	$890,003	$892,806
Rents, purchased transportation, and other costs of services	328,571	376,137	662,341	751,456
Fuel, supplies, and expenses	110,530	112,137	216,476	221,659
Depreciation and amortization(1)	40,926	36,276	80,890	73,109
Contingent consideration(2)	(2,650)	3,850	(2,650)	11,170
Other	49,455	47,303	98,334	92,770
	$984,947	$1,028,986	$1,945,394	$2,042,970
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss) from continuing operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands, except per share data)
REVENUES
Asset-Based	$713,312	$712,725	$1,359,606	$1,384,192
Asset-Light	341,922	395,817	697,934	792,180
Other and eliminations	(32,978)	(30,711)	(68,207)	(62,122)
Total consolidated revenues	$1,022,256	$1,077,831	$1,989,333	$2,114,250

OPERATING INCOME (LOSS)
Asset-Based	$51,029	$72,792	$77,446	$126,248
Asset-Light	591	(9,498)	(3,789)	(24,756)
Other and eliminations	(14,311)	(14,449)	(29,718)	(30,212)
Total consolidated operating income	$37,309	$48,845	$43,939	$71,280

NET INCOME FROM CONTINUING OPERATIONS	$25,809	$46,924	$28,940	$44,012

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	—	—	—	600

NET INCOME	$25,809	$46,924	$28,940	$44,612

DILUTED EARNINGS PER COMMON SHARE(2)
Continuing operations	$1.12	$1.96	$1.25	$1.83
Discontinued operations(1)	—	—	—	0.02
Total diluted earnings per common share	$1.12	$1.96	$1.25	$1.86
(1)	Represents the reversal of an employee-related contingent liability that expired one year after the sale of FleetNet.
(2)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

Our consolidated revenues decreased 5.2% and 5.9% for the three and six months ended June 30, 2025, respectively, compared to the same prior year periods. The revenue decline is primarily attributable to lower market rates and shipment levels for our Asset-Light shipping and logistics services in a soft market environment, which resulted in decreases in our Asset-Light revenues of 13.6% and 11.9% for the three and six months ended June 30, 2025, respectively. The year‑over‑year decline in consolidated revenues for the six months ended June 30, 2025 also reflects a decrease in our Asset-Based revenues of 1.8%, compared to the same period of 2024, while consolidated revenues were positively impacted by an increase in Asset-Based revenues of 0.1% for the three months ended June 30, 2025. Asset-Based billed revenue per day decreased 0.7% for the six months ended June 30, 2025, primarily due to a decrease in billed revenue per hundredweight, including fuel surcharges. The elimination of revenues reported in the “Other and eliminations” line of consolidated revenues increased 10.4% and 13.7%, respectively, for the three and six months ended June 30, 2025, compared to the same periods of 2024, reflecting year‑over‑year changes in intersegment business levels among our operating segments.

The decrease in Asset-Based billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2025, was driven by the decrease in fuel surcharge revenue associated with lower fuel prices and a shift in freight profile. Tonnage per day increased, supported by higher daily shipment volumes. This growth occurred despite a softer market environment, which was influenced in part by continued weakness in the manufacturing sector. Additionally, the shipments added during the second quarter of 2025 were heavier on average, which helped stabilize year-over-year weight trends.

The decrease in revenues of our Asset-Light segment for the three and six months ended June 30, 2025, compared to the same prior year periods, was impacted by a decline in revenue per shipment associated with soft market conditions, changes in business mix, and a decline in shipments per day versus the same prior year periods. Our Asset-Light segment generated approximately 32% and 34% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2025, respectively, compared to 36% for both of the same periods of 2024.

Consolidated operating income declined year-over-year for both the three and six months ended June 30, 2025, reflecting the decreases in revenues, partially offset by decreases in operating expenses from lower purchased transportation expense and lower employee costs in our Asset-Light segment. The year-over-year comparisons of consolidated operating income were also impacted by the prior year increase in the contingent earnout consideration, associated with the MoLo acquisition, while the contingent earnout consideration liability decreased in the first half of 2025. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three and six months ended June 30, 2025 and 2024, including costs associated with Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. Certain costs related to a growing number of Vaux pilot programs in customer test locations and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. Our innovative technology costs decreased consolidated operating results by a total of $7.1 million (pre-tax), or $5.4 million (after-tax) and $0.24 per diluted share, for second quarter 2025, compared to $8.3 million (pre-tax), or $6.4 million (after‑tax) and $0.27 per diluted share, for second quarter 2024. For the six months ended June 30, 2025, these costs decreased consolidated results by a total of $14.6 million (pre-tax), or $11.2 million (after-tax) and $0.48 per diluted share, compared to $18.0 million (pre-tax), or $13.8 million (after-tax) and $0.58 per diluted share, for the same period of 2024.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is evaluated at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement increased consolidated operating results by $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.09 per diluted share, for the three and six months ended June 30, 2025, as the liability was reduced to zero reflecting the probability of no earnout payments based on projections of adjusted earnings before interest, taxes, depreciation, and amortization for 2025. The quarterly remeasurement decreased operating results by $3.9 million (pre-tax), or $2.9 million (after-tax) and $0.12 per diluted share for second quarter 2024 and $11.2 million (pre-tax), or $8.4 million (after-tax) and $0.35 per diluted share for the six months ended June 30, 2024 due to a higher liability measurement of the contingent earnout consideration at the time. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2024, consolidated net income and earnings per share were impacted by a one-time, noncash impairment charge of $28.7 million (pre-tax), or $21.6 million (after-tax) and $0.90 per diluted share, to write off our equity investment in Phantom Auto, a provider of human-centered remote operation software, which ceased operations during the first quarter of 2024. This charge was recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax affects from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $1.4 million, or $0.06 per diluted share, for the second quarter 2025, compared to an increase in net income of $0.4 million, or $0.02 per diluted share, for the same prior year period. For the six months ended June 30, 2025, these costs increased consolidated net income by $0.7 million, or $0.03 per diluted share, compared to $1.7 million, or $0.07 per diluted share for the same prior year period. The vesting of restricted stock units resulted in tax expense of $1.0 million, or $0.04 per diluted share for both the three and six months ended June 30, 2025, compared to a tax benefit of $10.8 million, or $0.45 per diluted share, and $11.3 million, or $0.47 per diluted share, for the same periods of 2024.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. These measures provide meaningful comparisons between current and prior period results, as well as important information regarding performance trends. Accordingly, using these measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key measure of performance and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and our equity investment, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Additionally, Adjusted EBITDA is a primary component of the financial covenants contained in our Fourth Amended and Restated Credit Agreement (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Other companies may calculate Adjusted EBITDA differently; therefore, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income from continuing operations, which is the most directly comparable GAAP measure for the periods presented.

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
Net Income from Continuing Operations	$25,809	$46,924	$28,940	$44,012
Interest and other related financing costs	2,956	2,078	5,711	4,306
Income tax provision	10,159	2,303	11,202	538
Depreciation and amortization(1)	40,926	36,276	80,890	73,109
Amortization of share-based compensation	3,779	3,433	6,162	6,322
Change in fair value of contingent consideration(2)	(2,650)	3,850	(2,650)	11,170
Change in fair value of equity investment(3)	—	—	—	28,739
Consolidated Adjusted EBITDA from Continuing Operations	$80,979	$94,864	$130,255	$168,196
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents a noncash impairment charge to write off our equity investment in Phantom Auto, as previously discussed.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight System, Inc., one of North America’s largest less-than-truckload (“LTL”) carriers and a wholly owned subsidiary of ArcBest Corporation, and certain other subsidiaries. Our customers trust the LTL solutions ABF Freight has provided for over a century and rely on our unwavering commitment to quality, safety, and customer service to solve their transportation challenges through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity. We are also committed to our deepening customer relationships to navigate challenges now and in the future.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and six months ended June 30, 2025 and 2024.

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

As of June 2025, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2024, and the health, welfare, and pension benefit contribution rate increased, effective primarily on August 1, 2024, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.7%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.3%	49.5%	52.2%	50.4%
Fuel, supplies, and expenses	11.2	11.6	11.6	11.8
Operating taxes and licenses	1.9	1.9	2.0	2.0
Insurance	2.5	2.4	2.6	2.3
Communications and utilities	0.7	0.6	0.8	0.7
Depreciation and amortization	4.4	3.8	4.6	3.9
Rents and purchased transportation	10.7	9.9	10.6	9.8
Shared services	9.8	10.1	9.7	9.9
(Gain) loss on sale of property and equipment	—	—	—	—
Other	0.3	—	0.2	0.1
	92.8%	89.8%	94.3%	90.9%

Asset-Based Operating Income	7.2%	10.2%	5.7%	9.1%

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the 2024 Form 10-K Asset-Based Segment Overview section:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2025	2024	% Change	2025	2024	% Change
Workdays(1)	63.5	64.0		126.5	127.5
Billed revenue per hundredweight, including fuel surcharges	$48.54	$50.09	(3.1)%	$48.94	$49.34	(0.8)%
Billed revenue per shipment, including fuel surcharges	$537.94	$562.17	(4.3)%	534.37	552.64	(3.3)%
Tonnage per day	11,666	11,186	4.3%	11,068	11,062	0.1%
Shipments per day	21,051	19,934	5.6%	20,274	19,751	2.6%
Shipments per DSY hour	0.451	0.448	0.7%	0.449	0.445	0.9%
Weight per shipment	1,108	1,122	(1.2)%	1,092	1,120	(2.5)%
Pounds per mile	18.82	18.20	3.4%	18.57	18.36	1.1%
Average length of haul (miles)	1,131	1,135	(0.4)%	1,128	1,123	0.4%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2025, totaled $713.3 million and $1,359.6 million, respectively, compared to $712.7 million and $1,384.2 million, for the same periods of 2024. The revenue increase for the three months ended June 30, 2025, compared to the prior year period, was driven by higher daily tonnage and shipment levels, which more than offset the impact of the lower billed revenue and weight per shipment. Billed revenue increased 1.1% on a per-day basis for the three months ended June 30, 2025, compared to the same period of 2024, due to a 4.3% increase in tonnage per day, offset partially by 3.1% decrease in billed revenue per hundredweight, including fuel surcharges. The decrease in revenue for the six months ended June 30, 2025, compared to the prior year period, primarily reflects lower weight per shipment and lower billed revenue per shipment. Billed revenue decreased 0.7% on a per-day basis year-over-year, primarily reflecting a decrease in billed revenue per hundredweight, including fuel surcharges, due to changes in business mix as discussed further below, despite increases in daily tonnage and shipment levels. The number of workdays was fewer by half of a day in the second quarter of 2025, versus the second quarter of 2024, and fewer by one day in the first half of 2025, versus the first half of 2024.

The increase in tonnage per day for the three- and six-month periods ended June 30, 2025, compared to the same prior year periods, was driven by higher daily shipment levels – up 5.6% and 2.6%, respectively – impacted by changes in the Asset-Based business mix. However, tonnage per day continues to be challenged by the soft market environment and evolving freight dynamics, including the shift of some heavier LTL shipments to the truckload market due to lower rates and excess capacity, which has resulted in lower average weight per shipment levels year-over-year.

The decreases in billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2025, compared to the same periods of 2024, were driven by lower fuel surcharge revenue associated with lower fuel prices and a shift in freight profile offset partially by lower weight per shipment, which generally increases revenue per hundredweight, and pricing increases. The pricing environment continues to be rational. Excluding the impact of fuel surcharges, billed revenue per hundredweight decreased in the low single digits for the three months ended June 30, 2025 while increasing in the low single digits for the six months ended June 30, 2025, compared to the same periods of 2024. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts which were renewed during the three and six months ended June 30, 2025, increased an average of 4.0% and 4.4%, respectively, compared to the same periods of 2024. The Asset‑Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on September 9, 2024, although the rate changes vary by lane and shipment characteristics. A nominal general rate increase on Asset-Based LTL base rate tariffs of 5.9% will take effect August 4, 2025.

The Asset-Based segment’s average nominal fuel surcharge rate decreased by approximately 1 percentage point and 2 percentage points, respectively, in the three- and six-month periods ended June 30, 2025, compared to the same periods of 2024. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rate of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $51.0 million and $77.4 million for the three and six months ended June 30, 2025, respectively, compared to $72.8 million and $126.2 million, for the same periods of 2024. Compared to the prior year periods, the Asset-Based segment’s operating ratio was impacted by the decline in billed revenue per shipment and the increase in shipments which resulted in an increase in operating expenses between periods.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.3% and 52.2%, respectively, of Asset-Based segment revenues for the three- and six-month periods ended June 30, 2025, compared to 49.5% and 50.4%, for the same periods of 2024. Salaries, wages, and benefits increased $13.3 million and $12.4 million, respectively, for the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily reflecting contract rate increases under the 2023 ABF NMFA, including a 2.5% wage rates increase on July 1, 2024, and a 2.9% health, welfare and benefits rates increase on August 1, 2024, for a blended increase of 2.7% in 2024, and an increase in headcount to align with higher shipment levels and increased tonnage. Workers’ compensation expenses also increased year-over-year for each period due to higher claims costs and increased retention levels. The increase in labor costs during the three- and six-month periods ending June 30, 2025, compared to the same periods of 2024, was partially offset by lower accruals of annual incentives due to higher operating ratios in both periods, improved productivity, as measured by shipments per DSY hour, and by higher utilization of purchased transportation as discussed later in this section.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved for the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due to continued investments in technology and the Asset-Based network and ongoing training and development at certain key locations as the ABF Freight process compliance team continues to reinforce operational best practices throughout the Asset-Based network. For the three and six months ended June 30, 2025, the year-over-year increase in pounds per mile of 3.4% and 1.1%, respectively, reflects an improvement in linehaul efficiency and an increase in the utilization of purchased transportation, partially offset by lower weight per shipment.

Rents and purchased transportation as a percentage of revenue increased 0.8 percentage point for both the three and six months ended June 30, 2025, compared to the same periods of 2024, primarily due to increased rent expense for new service centers, and higher utilization of rail, local delivery agents and linehaul purchased transportation, partially offset by rail fuel surcharge cost per mile. Rail miles increased approximately 7% and 6%, respectively, for the three and six months ended June 30, 2025, compared to the same prior year periods.

Depreciation and amortization as a percentage of revenue increased 0.6 percentage point and 0.7 percentage point for the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, primarily due to increases in revenue equipment depreciation expense per unit as a result of increased equipment costs and due to recent service center renovations.

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

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and six months ended June 30, 2025 and 2024.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	84.4%	85.7%	85.0%	86.3%
Salaries, wages, and benefits	7.5	7.8	7.3	7.7
Supplies and expenses	0.5	0.7	0.5	0.7
Depreciation and amortization(1)	1.4	1.3	1.3	1.3
Shared services	5.4	4.4	5.3	4.2
Contingent consideration(2)	(0.8)	1.0	(0.4)	1.4
Other	1.4	1.5	1.5	1.5
	99.8%	102.4%	100.5%	103.1%

Asset-Light Segment Operating Income (Loss)	0.2%	(2.4)%	(0.5)%	(3.1)%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as previously defined in the 2024 Form 10-K Asset-Light Segment Overview section:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenue per shipment	(6.9%)	(6.4%)
Shipments per day	(6.5%)	(5.1%)
Shipments per employee per day	14.8%	19.2%

Asset-Light Revenues

Asset-Light segment revenues decreased 13.6% to $341.9 million and 11.9% to $697.9 million for the three and six months ended June 30, 2025, respectively, compared to $395.8 million and $792.2 million for the same respective periods of 2024. Current year results have been impacted by lower average revenue per shipment associated with a soft market environment, a higher mix of managed transportation business, which has smaller shipment sizes and lower revenue per shipment metrics, and a decrease in average daily shipments due to a strategic reduction in less profitable truckload volumes, for the three and six months ended June 30, 2025. Certain of our Asset-Light service lines achieved a year-over-year increase in market pricing during the three and six months ended June 30, 2025, compared to the same periods 2024, despite the continued soft freight environment and excess capacity in the truckload market, which continues to impact spot market rates resulting in an overall lower revenue per shipment for our Asset-Light segment.

Asset-Light Operating Income (Loss)

The Asset-Light segment operating income totaled $0.6 million compared to an operating loss of $9.5 million for the same period of 2024. The Asset-Light segment operating loss totaled $3.8 million for the six months ended June 30, 2025, compared to an operating loss of $24.8 million for the same prior year period. The year-over-year improvement in operating results reflects decreases in operating expenses, discussed in the paragraphs below, including the impact of the prior year increases in the contingent earnout consideration liability while the liability was adjusted down $2.7 million during the three and six months ended June 30, 2025, partially offset by lower revenues.

Asset-Light Operating Expenses

Operating expenses decreased $64.0 million and $115.2 million, during the three and six months ended June 30, 2025, respectively, compared to the same prior year periods. As a percentage of revenue, operating expenses declined by 2.6 percentage points in both periods of 2025, compared to the same prior year periods of 2024.

Purchased transportation costs as a percentage of revenue decreased 1.3 percentage points for both the three and six months ended June 30, 2025, compared to the same prior year period, reflecting a $50.7 million and $90.2 million reduction of purchased transportation costs during the three and six months ended June 30, 2025, respectively and an overall improvement in purchased transportation costs as a percentage of revenue year-over-year. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Contingent earnout consideration, as previously described in the Consolidated Results section of Results of Operations, decreased as a percentage of revenue by 1.8 percentage points for both the three and six months ended June 30, 2025, compared to the same prior year periods. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Salaries, wages, and benefits decreased $5.4 million and $10.2 million, respectively, and as a percentage of revenue, decreased 0.3 percentage point and 0.4 percentage point for the three and six months ended June 30, 2025, respectively, compared to the same prior year period, as the segment continued efforts to align staffing levels with business levels. Shipments per employee per day improved 14.8% and 19.2%, respectively, for the three and six months ended June 30, 2025, compared to the same prior year periods, as a result of these efforts, combined with changes in business mix and technology advancements from digital roadmap initiatives.

Shared services as a percentage of revenue increased 1.0 percentage point and 1.1 percentage points, respectively, for the three and six months ended June 30, 2025, compared to the same prior year periods, primarily reflecting the impact of lower revenues during the three and six months ended June 30, 2025.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key measure of performance and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment, because it excludes amortization of acquired intangibles and software and changes in the fair value of contingent earnout consideration, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), as determined under GAAP.

Asset-Light Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024

	(in thousands)
Operating Income (Loss)(1)	$591	$(9,498)	$(3,789)	$(24,756)
Depreciation and amortization(2)	4,605	5,039	9,223	10,117
Change in fair value of contingent consideration(3)	(2,650)	3,850	(2,650)	11,170
Asset-Light Adjusted EBITDA	$2,546	$(609)	$2,784	$(3,469)
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income from continuing operations in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million and 6.4 million for both the three- and six-month periods ended June 30, 2025 and 2024 and is expected to total approximately $13.0 million for full-year 2025, consistent with 2024.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

Shifting trade and tariff policies; geopolitical tensions; and macroeconomic conditions, challenged by higher interest rates, above target-level inflation, supply chain disruptions, and a slowing labor market, have affected business confidence, slowed consumer spending, and contributed to stock market volatility during the first half of 2025. While recession risk remains for the second half of 2025, certain economic factors, including those discussed below have shown improvement. The housing market, as measured by housing cost growth, which is another near-term recession indicator, has stabilized, but housing inventory remains constrained. Changes in the 10‑year treasury yield due to elevated economic uncertainty have limited the predictability of near‑term mortgage rates, one of the biggest factors influencing the housing market.

The manufacturing sector, as measured by the Purchasing Managers’ Index (“PMI”), contracted in June 2025 for the fourth consecutive month. The contractionary period follows two months of growth after a period of nearly continuous contraction since November 2023. This trend has contributed to a decrease in freight volumes. In the second quarter of 2025, the economy grew as measured by U.S. real gross domestic product (“real GDP”), with the second quarter of 2025 annual real GDP rate increase being primarily driven by decreased imports and increased consumer spending.

Although we secured increases on deferred pricing agreements and annually negotiated contracts during the three and six months ended June 30, 2025, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment and increased mix of managed transportation shipments contributed to a year-over-year decline in revenue per shipment for our Asset-Light segment during the three and six months ended June 30, 2025, compared to the same periods of 2024. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy, have elevated costs higher across a broad array of consumer goods. The consumer price index (“CPI”) increased 2.7%, before seasonal adjustment, year-over-year in June 2025 after rising 0.1% from May 2025. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Inflation is impacted by energy prices, including petroleum products, and insurance costs, which have risen in the first half of 2025. Inflation is also impacted by housing prices, which remain elevated while showing signs of slowing growth. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, there can be no assurances of the impact of inflationary conditions on our business, including demand for our transportation services.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle. The impact of excess capacity in the truckload market continued in first half of 2025, however, carriers are slowly exiting the market driven by prolonged economic pressures as demand remains weak and margins have thinned.

The market continues to adjust to the impact of supply chain disruptions and recent trade and tariff policy changes. The prices for our revenue equipment (tractors and trailers) used in our business operations have increased partly as a result of inflationary pressures and will likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self‑insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. See Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for further discussion of the legal matters in which we are currently involved.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments; cash generated by continuing operations; and borrowing capacity under our revolving credit facility (“Credit Facility”) or our accounts receivable securitization program (“A/R Securitization Program”).

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	June 30	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents	$114,874	$127,444
Short-term investments	24,801	29,759
Total	$139,675	$157,203

Cash, cash equivalents and short-term investments decreased $17.5 million from December 31, 2024 to June 30, 2025, due to lower business levels from the prolonged freight recession; the payment of expenses accrued at year-end, including wage-related incentives and previously disclosed legal settlements; continued efforts to return capital to shareholders through share repurchases and dividends; planned capital expenditures, net of financings; and the assumption of two lease agreements, which included lease buyout payments during first quarter 2025.

Cash provided by operating activities during the six months ended June 30, 2025 was $86.1 million, compared to $140.2 million in the same prior year period. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $37.6 million and $4.5 million during the six months ended June 30, 2025 and 2024, respectively. The year-over-year decrease in accounts payable, accrued expenses and other liabilities contributed to the decrease of cash provided by operating activities.

Cash used in investing activities during the six-month period ended June 30, 2025 was impacted by $35.9 million on capital expenditures, net of proceeds from asset sales and financings, including the renovation of properties for our Asset‑Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2025.

Cash used to fund promissory note payments of $35.5 million during the six months ended June 30, 2025, was partially offset by borrowings under the Credit Facility of $25.0 million. During the six months ended June 30, 2025, we repurchased 565,562 shares of our common stock under our share repurchase program for an aggregate cost of $41.7 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $5.5 million during the six months ended June 30, 2025. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Financing Arrangements

We financed the purchase of $62.8 million of revenue equipment through notes payable during the six months ended June 30, 2025. Future payments due under our notes payable totaled $233.5 million, including interest, as of June 30, 2025, for an increase of $28.0 million from December 31, 2024.

During the first quarter of 2025, we borrowed $25.0 million on the Credit Facility, reducing our borrowing availability to $225.0 million.

Our A/R Securitization Program was amended during second quarter 2025 to extend the maturity date to July 1, 2026. As of June 30, 2025, standby letters of credit of $23.7 million have been issued under the program which reduced our available borrowing capacity to $26.3 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2025. These purchase obligations totaled $130.2 million as of June 30, 2025, with $114.2 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of June 30, 2025, the amount of our purchase obligations decreased $65.6 million from December 31, 2024.

As of June 30, 2025, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $308.2 million, including imputed interest, for an increase of $40.6 million from December 31, 2024. The scheduled maturities of our operating lease liabilities as of June 30, 2025 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2024 Annual Report on Form 10-K during the six months ended June 30, 2025. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

For 2025, our total capital expenditures, including amounts financed, are estimated to be at the lower end of our capital expenditure range of $225.0 million to $275.0 million, net of asset sales. These 2025 estimated net capital expenditures include revenue equipment purchases of $130.0 million to $140.0 million, primarily for our Asset-Based operations. Our 2025 expected capital expenditures also include $60.0 million to $80.0 million of investments in real estate and facility upgrades to support our growth plans, as well as other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2025 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $164.0 million in 2025. The amortization of intangible assets is estimated to be approximately $13.0 million in 2025, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our Credit Facility and A/R Securitization provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology; repay amounts due under our financing arrangements. We also have borrowing capacity available under our A/R Securitization. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We continue to take actions to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On July 25, 2025, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of August 8, 2025. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

During the six months ended June 30, 2025, we purchased 565,562 shares of our common stock for an aggregate cost of $41.7 million, including shares purchased under Rule 10b5‑1 plans. As of June 30, 2025, $14.8 million remained available under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

Other Accounts Receivable

Other accounts receivable decreased $12.7 million from December 31, 2024 to June 30, 2025, reflecting primarily the settlement by insurers of the previously disclosed auto accident legal matter involving a MoLo carrier, which is further discussed in our 2024 Annual Report on Form 10‑K.

Property, Plant and Equipment, Net

The increase in property, plant and equipment, net of $47.1 million from December 31, 2024 to June 30, 2025, was primarily due to planned service center remodels and the purchase of revenue equipment used in our Asset-Based operations.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $37.2 million and in operating lease liabilities, including current portion, of $25.7 million from December 31, 2024 to June 30, 2025, was primarily due to the assumption of two lease agreements, which included upfront lease buyout payments, and lease renewals during the first half of 2025.

Accrued Expenses

Accrued expenses decreased $30.1 million from December 31, 2024 to June 30, 2025, primarily due to the payment by insurers of the auto accident legal matter involving a MoLo carrier and payment of the Fair Labor Standards Act legal settlement, which are further discussed in our 2024 Annual Report on Form 10-K, and payments made during first quarter 2025 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2024, offset partially by increase in accrued wages due to timing of payments and higher third-party casualty reserves due to an increase in average claims costs and increased retention levels.

Long-term Debt

The $52.3 million increase in long-term debt, including current portion, from December 31, 2024 to June 30, 2025 is primarily due to $62.8 million in equipment financed and $25.0 million in Credit Facility borrowings, offset by payments on notes payable of $35.5 million.

Income Taxes

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. We continue to assess the overall impact of the OBBB, but we do not currently expect the impact to the effective tax rate for 2025 to be material. The OBBB is expected to positively impact future cash flows and capital investment decisions.

For continuing operations, our effective tax rate was 28.2% and 27.9%, respectively, for the three and six months ended June 30, 2025, compared to 4.7% and 1.2%, for the same periods of 2024. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and changes in nondeductible expenses, the cash surrender value of life insurance, and the tax expense (benefit) from vesting of restricted stock units (“RSUs”) primarily vesting in second quarter, may cause the full-year 2025 tax rate to vary significantly from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2025		2024		2025		2024

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$7,554	21.0%	$10,337	21.0%	$8,430	21.0%	$9,355	21.0%
Federal income tax effects of:
Life insurance proceeds and changes in cash surrender value	(300)	(0.8)%	(92)	(0.2)%	(156)	(0.4)%	(349)	(0.7)%
Nondeductible compensation under IRC Section 162(m)	114	0.3%	3,123	6.3%	137	0.3%	3,257	7.3%
Tax expense (benefit) from vested RSUs(1)	994	2.8%	(10,777)	(21.9)%	992	2.5%	(11,264)	(25.3)%
Alternative fuel credit	—	—%	(295)	(0.6)%	—	—%	(582)	(1.3)%
Nondeductible expenses and other(2)	126	0.3%	(2,448)	(4.9)%	(292)	(0.7)%	(2,440)	(5.5)%
Federal income tax provision (benefit)	$8,488	23.6%	$(152)	(0.3)%	$9,111	22.7%	$(2,023)	(4.5)%
State income tax provision	1,671	4.6%	2,455	5.0%	2,091	5.2%	2,561	5.7%
Total provision for income taxes for continuing operations	$10,159	28.2%	$2,303	4.7%	$11,202	27.9%	$538	1.2%

(1)	Tax expense from vested RSUs for the three and six months ended June 30, 2025, is primarily due to one-third of each of the 2022, 2023, and 2024 awards vesting at a stock price lower than the stock price at the award grant date. The tax benefit for same periods of 2024 is primarily due to the vesting of RSUs granted in 2020 and 2021 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.
(2)	For 2024, certain reclassifications have been made to conform to the current year presentation, including combining immaterial amounts into "Other" and breaking out non-deductible compensation under IRC Section 162(m), which was previously reported in "Non-deductible expenses."

At June 30, 2025, we had $69.0 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2025 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items, such as accelerated depreciation for tax purposes, gains and losses for sales of assets, prepaid expenses, and a significant number of liabilities, such as workers’ compensation and third-party casualty claims, payments for legal settlement and lease buy‑outs, vacation pay, and contingent earnout consideration, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2025 and 2024, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2025, we made state and foreign tax payments of $2.4 million. Management does not expect the cash outlays for income taxes to materially exceed reported income tax expense for the foreseeable future.

Our total effective tax rate was 28.2% and 27.9%, respectively, for the three and six months ended June 30, 2025, compared to 4.7% and 1.6% for the same respective periods of 2024, including discontinued operations in 2024. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, had no effect on second quarter 2024 and was $0.2 million, or an effective tax rate of 25.5% for the six months ended June 30, 2024.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2024 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during 2025. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward‑looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: data privacy breaches, cybersecurity incidents, and/or failures of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely; interruption or failure of third-party software or information technology systems, including but not limited to licensed software; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes; the loss or reduction of business from large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of acquisitions and the inability to realize the anticipated benefits of the acquisition within the expected time period or at all; unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors; maintaining our corporate reputation and intellectual property rights; establishing and maintaining adequate internal controls financial reporting; nationwide or global disruption in the supply chain resulting in increased volatility in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; the effects of a widespread outbreak of an illness or disease or any other public health crisis, as well as regulatory measures implemented in response to such events; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, health epidemics, geopolitical conflicts, acts of war, cybersecurity incidents, or trade restrictions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

During the six months ended June 30, 2025, the Company repurchased 565,562 shares for aggregate cost of $41.7 million, including 327,013 shares for an aggregate cost of $25.0 million under Rule 10b5-1 plans, which allows for stock repurchases during closed trading windows. As of June 30, 2025 and December 31, 2024, the Company had $14.8 million and $56.6 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
4/1/2025-4/30/2025	117,859	$62.36	117,859	$27,236
5/1/2025-5/31/2025	101,017	63.35	101,017	$20,837
6/1/2025-6/30/2025	87,921	68.22	87,921	$14,838
Total	306,797	$64.37	306,797
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Fourth Amendment to Third Amended and Restated Receivables Loan Agreement, dated as of June 12, 2025, by and among ArcBest Funding LLC, as Borrower, ArcBest II, Inc., as Servicer, the financial institutions party thereto from time to time, as Lenders, the financial institutions party thereto from time to time, as Facility Agents, and The Toronto-Dominion Bank, as LC Issuer and Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2025, File No. 000-19969, and incorporated herein by reference).

10.2#*	ArcBest Corporation Amended and Restated 2012 Change in Control Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: August 1, 2025	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)