Form 10-Q
period 2025-09-30
ARCBEST CORP /DE/
filed 2025-11-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $0.01 par value	22,511,021 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2025	2024

	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,604	$127,444
Short-term investments	12,023	29,759
Accounts receivable, less allowances (2025 – $8,372; 2024 – $8,257)	408,610	394,838
Other accounts receivable, less allowances (2025 – $648; 2024 – $648)	23,538	36,055
Prepaid expenses	35,365	47,860
Prepaid and refundable income taxes	46,066	28,641
Other	10,925	11,045
TOTAL CURRENT ASSETS	657,131	675,642
PROPERTY, PLANT AND EQUIPMENT
Land and structures	550,883	520,119
Revenue equipment	1,223,311	1,166,161
Service, office, and other equipment	362,243	351,907
Software	187,197	182,396
Leasehold improvements	37,175	32,263
	2,360,809	2,252,846
Less allowances for depreciation and amortization	1,210,512	1,186,800
PROPERTY, PLANT AND EQUIPMENT, net	1,150,297	1,066,046
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	79,227	88,615
OPERATING RIGHT-OF-USE ASSETS	226,033	192,753
DEFERRED INCOME TAXES	7,825	9,536
OTHER LONG-TERM ASSETS	75,915	92,386
TOTAL ASSETS	$2,501,181	$2,429,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$164,266	$168,943
Accrued expenses	392,088	398,700
Current portion of long-term debt	78,631	63,978
Current portion of operating lease liabilities	35,470	34,364
TOTAL CURRENT LIABILITIES	670,455	665,985
LONG-TERM DEBT, less current portion	135,469	125,156
OPERATING LEASE LIABILITIES, less current portion	210,958	189,978
POSTRETIREMENT LIABILITIES, less current portion	13,400	13,361
DEFERRED INCOME TAXES	113,999	78,649
OTHER LONG-TERM LIABILITIES	33,982	42,240
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2025: 30,484,689 shares; 2024: 30,401,768 shares	305	304
Additional paid-in capital	336,484	329,575
Retained earnings	1,495,194	1,435,250
Treasury stock, at cost, 2025: 7,892,752 shares; 2024: 7,114,844 shares	(509,169)	(451,039)
Accumulated other comprehensive income	104	272
TOTAL STOCKHOLDERS’ EQUITY	1,322,918	1,314,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,501,181	$2,429,731

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,048,137	$1,063,124	$3,037,470	$3,177,374

OPERATING EXPENSES	993,510	928,131	2,938,904	2,971,101

OPERATING INCOME	54,627	134,993	98,566	206,273

OTHER INCOME (COSTS)
Interest and dividend income	1,368	3,130	3,555	9,686
Interest and other related financing costs	(3,334)	(2,281)	(9,045)	(6,587)
Other, net	847	862	574	(28,118)
	(1,119)	1,711	(4,916)	(25,019)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53,508	136,704	93,650	181,254

INCOME TAX PROVISION	14,234	36,390	25,436	36,928

NET INCOME FROM CONTINUING OPERATIONS	39,274	100,314	68,214	144,326

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	600

NET INCOME	$39,274	$100,314	$68,214	$144,926

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$1.73	$4.25	$2.97	$6.12
Discontinued operations	—	—	—	0.03
	$1.73	$4.25	$2.97	$6.14

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$1.72	$4.23	$2.96	$6.03
Discontinued operations	—	—	—	0.03
	$1.72	$4.23	$2.96	$6.06

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,718,292	23,624,761	22,952,014	23,601,548
Diluted	22,811,670	23,690,120	23,037,638	23,923,047

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(Unaudited)
	(in thousands)
NET INCOME	$39,274	$100,314	$68,214	$144,926

OTHER COMPREHENSIVE LOSS, net of tax

Postretirement benefit plans:
Amortization of unrecognized net periodic benefit credit, net of tax: (2025 – Three-month period $54, Nine-month period $162) (2024 – Three-month period $64, Nine-month period $193)
Net actuarial gain	(157)	(185)	(469)	(557)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2024 – Three-month period $107, Nine-month period $389)	—	(304)	—	(1,102)
Change in foreign currency translation, net of tax: (2025 – Three-month period $43, Nine-month period $132) (2024 – Three-month period $127, Nine-month period $113)	(191)	362	301	(319)

OTHER COMPREHENSIVE LOSS, net of tax	(348)	(127)	(168)	(1,978)

TOTAL COMPREHENSIVE INCOME	$38,926	$100,187	$68,046	$142,948

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30, 2025 and 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426
Net income				39,274				39,274
Other comprehensive loss, net of tax							(348)	(348)
Issuance of common stock under share-based compensation plans	2	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(56)					(56)
Share-based compensation expense			2,742					2,742
Purchase of treasury stock					213	(16,393)		(16,393)
Dividends declared on common stock				(2,727)				(2,727)
Balance at September 30, 2025	30,485	$305	$336,484	$1,495,194	7,893	$(509,169)	$104	$1,322,918

Balance at June 30, 2024	30,400	$304	$324,645	$1,311,549	6,712	$(407,433)	$2,473	$1,231,538
Net income				100,314				100,314
Other comprehensive loss, net of tax							(127)	(127)
Issuance of common stock under share-based compensation plans	1	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(28)					(28)
Share-based compensation expense			2,718					2,718
Purchase of treasury stock					226	(24,481)		(24,481)
Dividends declared on common stock				(2,838)				(2,838)
Balance at September 30, 2024	30,401	$304	$327,335	$1,409,025	6,938	$(431,914)	$2,346	$1,307,096

	Nine Months Ended September 30, 2025 and 2024
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				68,214				68,214
Other comprehensive loss, net of tax							(168)	(168)
Issuance of common stock under share-based compensation plans	83	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,994)					(1,994)
Share-based compensation expense			8,904					8,904
Purchase of treasury stock					778	(58,130)		(58,130)
Dividends declared on common stock				(8,270)				(8,270)
Balance at September 30, 2025	30,485	$305	$336,484	$1,495,194	7,893	$(509,169)	$104	$1,322,918

Balance at December 31, 2023	30,024	$300	$340,961	$1,272,584	6,460	$(375,806)	$4,324	$1,242,363
Net income				144,926				144,926
Other comprehensive loss, net of tax							(1,978)	(1,978)
Issuance of common stock under share-based compensation plans	377	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,662)					(22,662)
Share-based compensation expense			9,040					9,040
Purchase of treasury stock					478	(56,108)		(56,108)
Dividends declared on common stock				(8,485)				(8,485)
Balance at September 30, 2024	30,401	$304	$327,335	$1,409,025	6,938	$(431,914)	$2,346	$1,307,096

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2025	2024

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$68,214	$144,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,690	100,104
Amortization of intangibles	9,600	9,616
Share-based compensation expense	8,904	9,040
Provision for losses on accounts receivable	2,386	2,038
Change in deferred income taxes	37,117	10,547
Gain on sale of property and equipment	(15,684)	(1,063)
Pre-tax gain on sale of discontinued operations	—	(806)
Change in fair value of contingent consideration	(2,650)	(80,740)
Change in fair value of equity investment	—	28,739
Changes in operating assets and liabilities:
Receivables	(2,931)	44,344
Prepaid expenses	12,495	4,634
Other assets	(4,994)	(3,364)
Income taxes	(17,320)	(2,870)
Operating right-of-use assets and lease liabilities, net	(11,194)	(7,088)
Accounts payable, accrued expenses, and other liabilities	(15,342)	(29,009)
NET CASH PROVIDED BY OPERATING ACTIVITIES	184,291	229,048

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(107,005)	(169,839)
Proceeds from sale of property and equipment	32,518	6,187
Purchases of short-term investments	(12,000)	(29,236)
Proceeds from sale of short-term investments	30,226	55,874
Capitalization of internally developed software	(9,958)	(12,437)
Other investing activities	8,756	—
NET CASH USED IN INVESTING ACTIVITIES	(57,463)	(149,451)

FINANCING ACTIVITIES
Borrowings under credit facilities	25,000	—
Payments on long-term debt	(87,275)	(102,366)
Net change in book overdrafts	(2,887)	(1,676)
Deferred financing costs	(112)	(65)
Payment of common stock dividends	(8,270)	(8,485)
Purchases of treasury stock	(58,130)	(56,108)
Payments for tax withheld on share-based compensation	(1,994)	(22,662)
NET CASH USED IN FINANCING ACTIVITIES	(133,668)	(191,362)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,840)	(111,765)
Cash and cash equivalents at beginning of period	127,444	262,226
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,604	$150,461

NONCASH INVESTING ACTIVITIES
Equipment financed	$87,241	$53,939
Accruals for equipment received	$1,333	$5,114
Lease liabilities arising from obtaining right-of-use assets	$47,306	$40,872

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

The Asset-Based segment represented approximately 66% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2025. As of September 2025, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

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

On February 28, 2023, the Company sold FleetNet America, Inc. (“FleetNet”), a wholly owned subsidiary and reportable operating segment of the Company. The sale of FleetNet was a strategic shift for the Company as it exited the fleet roadside assistance and maintenance management business; therefore, the sale was accounted for as discontinued operations. The nine months ended September 30, 2024 includes the reversal of an employee-related contingent liability that expired one year after disposition, which resulted in a pre-tax gain on sale of $0.8 million included in the “Pre-tax gain on sale of discontinued operations” line of the consolidated statements of cash flows, or $0.6 million net of tax included in “Income from discontinued operations, net of tax” on the Company’s consolidated statements of operations.

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

ASC Topic 350, Intangibles - Goodwill and Other, was amended in September 2025 through the issuance of ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, while early adoption is permitted. The Company is currently assessing the amendment's impact on the Company's internal-use software capitalization policies, projects, and disclosures.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$38,357	$83,048
Money market funds(2)	82,247	44,396
Total cash and cash equivalents	$120,604	$127,444

Short-term investments
Certificates of deposit(3)	$12,023	$29,759

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2025 and December 31, 2024, cash deposits and short-term investments totaling $20.4 million and $51.7 million, respectively, were not FDIC‑insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2025		2024

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable(1)	$214,100	$216,131	$189,134	$187,675
New England Pension Fund withdrawal liability(2)	18,101	16,502	18,671	16,783
	$232,201	$232,633	$207,805	$204,458

(1)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(2)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.8% and 6.0% at September 30, 2025 and December 31, 2024, respectively, determined using the 20-year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of September 30, 2025, the outstanding withdrawal liability totaled $18.1 million, of which $0.8 million was recorded in accrued expenses, and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$82,247	$82,247	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,962	4,962	—	—
	$87,209	$87,209	$—	$—

	December 31, 2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$44,396	$44,396	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,570	5,570	—	—
	$49,966	$49,966	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The estimated fair value of contingent consideration related to the acquisition of MoLo is determined by assessing Level 3 inputs. The Level 3 assessments utilize a Monte Carlo simulation with inputs including scenarios of estimated revenues and expenses to be achieved for the applicable performance period, volatility factors applied to the simulation, and the discount rate applied, which was 12.9% as of December 31, 2024. Fair value of the contingent consideration was qualitatively assessed as of September 30, 2025, which involved analyzing the likelihood of achieving adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) thresholds, as defined by the Agreement and Plan of Merger for the acquisition of MoLo. The Company reduced the contingent consideration for the MoLo acquisition to zero in second quarter 2025, reflecting the remote probability of an earnout payment based on projections of adjusted EBITDA for 2025.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2024	$2,650
Change in fair value included in operating expenses	(2,650)
Balance at September 30, 2025	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon events or changes in circumstances that indicate the carrying amount may not be recoverable. During the first quarter of 2024, the Company was notified that Phantom Auto was ceasing operations due to liquidity concerns from failing to secure additional funding from investors or lenders. As a result, the Company assessed the likelihood of recovering its equity investment in Phantom Auto as remote and recorded a pre-tax, noncash impairment charge of $28.7 million, to write off the investment, which was recognized below the operating income line in “Other, net” within “Other income (costs).”

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both September 30, 2025 and December 31, 2024 relates to the Asset-Light segment. The Company is currently performing its annual impairment tests of goodwill and intangible assets as of October 1, 2025. In the impairment evaluation, management considers current and forecasted business levels and estimated future cash flows over several years, which requires judgment and use of estimates and assumptions to determine if indicators of impairment exist. Key estimates and assumptions, including those regarding macroeconomic factors and industry considerations, that negatively impact the fair value of the Asset-Light reporting unit could result in material impairments of goodwill and intangible assets.

Intangible assets consisted of the following:

		September 30, 2025			December 31, 2024
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$66,100	$33,479	$99,579	$59,782	$39,797
Other	9	30,650	17,202	13,448	30,438	13,920	16,518
	11	130,229	83,302	46,927	130,017	73,702	56,315
Indefinite-lived intangible asset
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300

Total intangible assets	N/A	$162,529	$83,302	$79,227	$162,317	$73,702	$88,615

As of September 30, 2025, the future amortization for intangible assets acquired through business acquisitions was as follows:

Amortization of
Intangible Assets
(in thousands)
Remainder of 2025	$3,200
2026	8,693
2027	7,269
2028	7,269
2029	7,223
Thereafter	13,273
Total amortization	$46,927

NOTE D – INCOME TAXES

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. The OBBB has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. As a result of the OBBB changes, at September 30, 2025, the Company recognized an accelerated one-time current tax benefit of $26.6 million, primarily related to $101.2 million of tax deductions for 100% expensing of fixed asset additions purchased between January 20 and June 30, 2025, and the immediate expensing of previously capitalized research and development expenses. The Company is continuing to evaluate the overall impact of the OBBB. At this time, however, the Company does not anticipate a material impact on its effective tax rate for 2025.

The Company’s total effective tax rate was 26.6% and 27.2% for the three and nine months ended September 30, 2025, respectively, compared to 26.6% and 20.4% for the same respective prior year periods, including discontinued operations. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

For the three and nine months ended September 30, 2025 and 2024, the difference between the Company’s effective tax rate from continuing operations and the federal statutory rate resulted from various factors, including state income taxes; the tax expense (benefit) from the vesting of RSUs; changes in the cash surrender value of life insurance; and various nondeductible expenses, including compensation under IRC Section 162(m). The difference between the effective tax rate and the federal statutory rate for the nine months ended September 30, 2024 also included the federal alternative fuel tax credit that expired on December 31, 2024.

As of September 30, 2025, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. Deferred tax liabilities increased $35.4 million during the nine months ended September 30, 2025, primarily due to 100% expensing of qualified depreciable assets and expensing Section 174 research and development expenses related to the OBBB changes. The Company evaluated the total deferred tax assets at September 30, 2025, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes, net of refunds, of $5.8 million and $29.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain adjustment from sale of FleetNet, was $0.2 million for the nine months ended September 30, 2024, or an effective tax rate of 25.5%.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
Operating lease expense	$11,798	$10,936	$34,565	$31,954
Variable lease expense	2,236	1,893	6,943	5,512
Sublease income	(1,297)	(651)	(3,456)	(2,025)
Total operating lease expense	$12,737	$12,178	$38,052	$35,441

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended
	September 30
	2025	2024

	(in thousands)
Noncash change in operating right-of-use assets	$25,526	$25,152
Cash payments to obtain right-of-use assets	(11,500)	(7,752)
Change in operating lease liabilities	(25,220)	(24,488)
Changes in operating right-of-use assets and lease liabilities, net	$(11,194)	$(7,088)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$34,287	$31,291
Right-of-use assets obtained in exchange for operating lease liabilities	$47,306	$40,872

Maturities of operating lease liabilities at September 30, 2025, were as follows:

Operating
Lease
Liabilities
(in thousands)
Remainder of 2025	$11,694
2026	45,898
2027	41,008
2028	37,269
2029	32,180
Thereafter	134,312
Total lease payments	302,361
Less imputed interest	(55,933)
Total	$246,428

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt, which consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment at September 30, 2025 and December 31, 2024, was as follows:

	September 30	December 31
	2025	2024

	(in thousands)
Notes payable (weighted-average interest rate of 5.0% at September 30, 2025)	$214,100	$189,134
Less current portion	78,631	63,978
Long-term debt, less current portion	$135,469	$125,156

Scheduled payments of long-term debt obligations as of September 30, 2025, were as follows:

Notes
Payable

Due in one year or less	$87,618
Due after one year through two years	79,186
Due after two years through three years	49,342
Due after three years through four years	13,973
Due after four years through five years	426
Total payments	230,545
Less amounts representing interest	16,445
Long-term debt	$214,100

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $348.0 million and $333.5 million at September 30, 2025 and December 31, 2024, respectively.

Financing Arrangements

Credit Facility

The Company has a revolving credit facility (the “Credit Facility”) under its Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), with an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. During the third quarter of 2025, the Company repaid the outstanding $25.0 million balance on the Credit Facility, increasing the available borrowing capacity to $250.0 million under the initial maximum credit amount as of September 30, 2025.

Principal payments under the Credit Facility are due upon maturity of the facility on October 7, 2027; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2025.

Accounts Receivable Securitization Program

In June 2025, the Company amended its accounts receivable securitization program (“A/R Securitization”), extending the maturity date to July 1, 2026. The A/R Securitization provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. As of September 30, 2025 and December 31, 2024, the Company had no borrowings outstanding under the A/R Securitization.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivables. Borrowings under the A/R Securitization bear interest based upon SOFR or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at September 30, 2025.

The A/R Securitization includes a provision under which the Company may request, and the letter of credit issuer may issue standby letters of credit. The outstanding standby letters of credit are primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured and reduce the availability of borrowings under the program. As of September 30, 2025, standby letters of credit of $23.5 million have been issued under the program, which reduced the available borrowing capacity to $26.5 million.

Surety Bond Programs

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2025, surety bonds outstanding related to the self-insurance program totaled $72.3 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $87.2 million during the nine months ended September 30, 2025. Subsequent to September 30, 2025, the Company financed the purchase of an additional $24.6 million of revenue equipment through promissory note arrangements.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

	September 30	December 31
	2025	2024

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$5,029	$5,660
Foreign currency translation	(4,890)	(5,323)

Total	$139	$337

After-tax amounts:
Unrecognized net periodic benefit credit	$3,734	$4,203
Foreign currency translation	(3,630)	(3,931)

Total	$104	$272

The following is a summary of the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2025 and 2024:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2024	$272	$4,203	$—	$(3,931)

Other comprehensive income before reclassifications	301	—	—	301
Amounts reclassified from accumulated other comprehensive income	(469)	(469)	—	—
Net current-period other comprehensive income (loss)	(168)	(469)	—	301

Balances at September 30, 2025	$104	$3,734	$—	$(3,630)

Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(1,421)	—	(1,102)	(319)
Amounts reclassified from accumulated other comprehensive income	(557)	(557)	—	—
Net current-period other comprehensive loss	(1,978)	(557)	(1,102)	(319)

Balances at September 30, 2024	$2,346	$4,504	$161	$(2,319)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Nine Months Ended September 30
	2025	2024

	(in thousands)
Amortization of net actuarial gain, pre-tax(1)	$631	$750
Tax expense	(162)	(193)
Total, net of tax	$469	$557

(1)	Included in the computation of net periodic benefit credit of the Company’s supplemental benefit plan and postretirement health benefit plan.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2025		2024
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,785	$0.12	$2,828
Second quarter	$0.12	$2,758	$0.12	$2,819
Third quarter	$0.12	$2,727	$0.12	$2,838

On October 31, 2025, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 14, 2025.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2024, the Company had $56.6 million available for repurchases of its common stock under the share repurchase program. During the nine months ended September 30, 2025, the Company repurchased 777,908 shares for an aggregate cost of $57.8 million under the share repurchase program. In September 2025, the Board of Directors reauthorized the share repurchase program and increased the total amount available for repurchase of the Company’s common stock under the program to $125.0 million. The Company had $122.2 million remaining under its share repurchase program as of September 30, 2025. Subsequent to September 30, 2025, the Company settled repurchases of 80,916 shares for an aggregate cost of $5.9 million.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$39,274	$100,314	$68,214	$144,326
Net income from discontinued operations	—	—	—	600
Net income	$39,274	$100,314	$68,214	$144,926
Denominator:
Weighted-average shares	22,718,292	23,624,761	22,952,014	23,601,548

Basic earnings per common share
Continuing operations	$1.73	$4.25	$2.97	$6.12
Discontinued operations	—	—	—	0.03
Total basic earnings per common share(1)	$1.73	$4.25	$2.97	$6.14

Diluted
Numerator:
Net income from continuing operations	$39,274	$100,314	$68,214	$144,326
Net income from discontinued operations	—	—	—	600
Net income	$39,274	$100,314	$68,214	$144,926
Denominator:
Weighted-average shares	22,718,292	23,624,761	22,952,014	23,601,548
Effect of dilutive securities	93,378	65,359	85,624	321,499
Adjusted weighted-average shares and assumed conversions	22,811,670	23,690,120	23,037,638	23,923,047

Diluted earnings per common share
Continuing operations	$1.72	$4.23	$2.96	$6.03
Discontinued operations	—	—	—	0.03
Total diluted earnings per common share(1)	$1.72	$4.23	$2.96	$6.06

(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

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

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, certain strategic expenses and investments, and certain technology investments. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization-related metrics, such as estimated shipment levels or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
REVENUES
Asset-Based	$726,475	$709,722	$2,086,081	$2,093,914
Asset-Light	355,969	385,324	1,053,903	1,177,504
Other and eliminations	(34,307)	(31,922)	(102,514)	(94,044)
Total consolidated revenues	$1,048,137	$1,063,124	$3,037,470	$3,177,374

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$370,164	$358,469	$1,080,234	$1,056,146
Fuel, supplies, and expenses	81,861	79,170	239,337	243,152
Operating taxes and licenses	13,373	13,538	40,330	40,624
Insurance	18,560	19,819	54,176	51,265
Communications and utilities	5,166	4,793	16,126	14,004
Depreciation and amortization	35,054	26,967	97,308	80,620
Rents and purchased transportation	81,142	73,600	224,501	209,586
Shared services	66,892	69,463	199,203	206,622
Gain on sale of property and equipment(1)	(15,874)	(1,688)	(16,010)	(1,630)
Other	(25)	1,571	3,268	3,257
Total Asset-Based	656,313	645,702	1,938,473	1,903,646

Asset-Light
Purchased transportation	302,309	331,107	895,503	1,014,476
Salaries, wages, and benefits	24,913	30,150	76,091	91,490
Supplies and expenses	1,970	2,702	5,448	8,279
Depreciation and amortization(2)	4,647	5,037	13,870	15,154
Shared services	18,657	17,547	55,232	51,118
Contingent consideration(3)	—	(91,910)	(2,650)	(80,740)
Other	5,068	5,912	15,793	17,704
Total Asset-Light	357,564	300,545	1,059,287	1,117,481

Other and eliminations	(20,367)	(18,116)	(58,856)	(50,026)
Total consolidated operating expenses	$993,510	$928,131	$2,938,904	$2,971,101

OPERATING INCOME FROM CONTINUING OPERATIONS
Asset-Based	$70,162	$64,020	$147,608	$190,268
Asset-Light	(1,595)	84,779	(5,384)	60,023
Other and eliminations	(13,940)	(13,806)	(43,658)	(44,018)
Total consolidated operating income	$54,627	$134,993	$98,566	$206,273
OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$1,368	$3,130	$3,555	$9,686
Interest and other related financing costs	(3,334)	(2,281)	(9,045)	(6,587)
Other, net(4)	847	862	574	(28,118)
Total other income (costs)	(1,119)	1,711	(4,916)	(25,019)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$53,508	$136,704	$93,650	$181,254
(1)	The 2025 periods include a net gain of $15.7 million, primarily related to two service center sales during third quarter 2025.
(2)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(3)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(4)	The nine months ended September 30, 2024 includes a noncash impairment charge to write off the Company’s equity investment in Phantom Auto, as previously discussed (see Note B).

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
Revenues from customers
Asset-Based	$692,439	$677,537	$1,984,710	$2,000,671
Asset-Light	354,238	384,125	1,048,904	1,173,327
Other	1,460	1,462	3,856	3,376
Total consolidated revenues	$1,048,137	$1,063,124	$3,037,470	$3,177,374

Intersegment revenues
Asset-Based	$34,036	$32,185	$101,371	$93,243
Asset-Light	1,731	1,199	4,999	4,177
Other and eliminations	(35,767)	(33,384)	(106,370)	(97,420)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$726,475	$709,722	$2,086,081	$2,093,914
Asset-Light	355,969	385,324	1,053,903	1,177,504
Other and eliminations	(34,307)	(31,922)	(102,514)	(94,044)
Total consolidated revenues	$1,048,137	$1,063,124	$3,037,470	$3,177,374

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$460,301	$455,685	$1,350,304	$1,348,491
Rents, purchased transportation, and other costs of services	346,367	369,785	1,008,708	1,121,241
Fuel, supplies, and expenses	110,957	109,017	327,433	330,676
Depreciation and amortization(1)	44,400	36,611	125,290	109,720
Contingent consideration(2)	—	(91,910)	(2,650)	(80,740)
Other(3)	31,485	48,943	129,819	141,713
	$993,510	$928,131	$2,938,904	$2,971,101
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note B).
(3)	The 2025 periods include a net gain of $15.7 million, primarily related to two service center sales during third quarter 2025.

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands, except per share data)
REVENUES
Asset-Based	$726,475	$709,722	$2,086,081	$2,093,914
Asset-Light	355,969	385,324	1,053,903	1,177,504
Other and eliminations	(34,307)	(31,922)	(102,514)	(94,044)
Total consolidated revenues	$1,048,137	$1,063,124	$3,037,470	$3,177,374

OPERATING INCOME (LOSS)
Asset-Based	$70,162	$64,020	$147,608	$190,268
Asset-Light	(1,595)	84,779	(5,384)	60,023
Other and eliminations	(13,940)	(13,806)	(43,658)	(44,018)
Total consolidated operating income	$54,627	$134,993	$98,566	$206,273

NET INCOME FROM CONTINUING OPERATIONS	$39,274	$100,314	$68,214	$144,326

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	—	—	—	600

NET INCOME	$39,274	$100,314	$68,214	$144,926

DILUTED EARNINGS PER COMMON SHARE(2)
Continuing operations	$1.72	$4.23	$2.96	$6.03
Discontinued operations(1)	—	—	—	0.03
Total diluted earnings per common share	$1.72	$4.23	$2.96	$6.06
(1)	Represents the reversal of an employee-related contingent liability that expired one year after the sale of FleetNet.
(2)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

Our consolidated revenues decreased 1.4% and 4.4% for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods. The revenue decline is primarily attributable to lower market rates and for the nine months ended September 30, 2025, decreased shipment levels for our Asset-Light shipping and logistics services in a soft market environment, which resulted in decreases in our Asset-Light revenues of 7.6% and 10.5% for the three and nine months ended September 30, 2025, respectively. For our Asset-Based segment, higher shipment levels partially offset the impact of lower revenue per shipment for the third quarter of 2025, compared to the same prior year period. The year-over-year decline in consolidated revenues for the nine months ended September 30, 2025 also reflects a decrease in our Asset-Based revenues of 0.4%, compared to the same period of 2024, while consolidated revenues were positively impacted by an increase in Asset-Based revenues of 2.4% for the three months ended September 30, 2025. The elimination of intersegment revenues reported in the “Other and eliminations” line of consolidated revenues increased 7.1% and 9.2%, respectively, for the three and nine months ended September 30, 2025, compared to the same periods of 2024, reflecting year-over-year changes in intersegment business levels among our operating segments.

Asset-Based billed revenue per hundredweight, including fuel surcharges, decreased 1.1% and 0.9% for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods. The decreases were driven by a shift in freight profile, including fewer shipments in the manufacturing sector and the decrease in fuel surcharge revenue associated with lower fuel prices during the nine months ended September 30, 2025. Tonnage per day increased for the three and nine months ended September 30, 2025, compared to the same periods of 2024, supported by higher daily shipment volumes. This growth occurred despite a softer market environment, which was influenced in part by continued weakness in the manufacturing sector.

The decrease in revenues of our Asset-Light segment for the three and nine months ended September 30, 2025, compared to the same prior year periods, was impacted by a decline in revenue per shipment associated with soft market conditions, changes in business mix, and a decline in shipments per day versus the nine months ended September 30, 2024. Our Asset-Light segment generated approximately 33% and 34% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2025, respectively, compared to 35% and 36% for the same periods of 2024.

Consolidated operating income declined year-over-year for both the three and nine months ended September 30, 2025, reflecting the decreases in revenues; increases in Asset-Based segment salaries, wages and benefits; and the reduction in the contingent earnout consideration accrual during the third quarter of 2024, offset by lower purchased transportation expense and lower employee costs in our Asset-Light segment. The year-over-year comparisons of consolidated operating income were also impacted by gains on sales of two service centers in our Asset-Based segment. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted our consolidated operating results for the three and nine months ended September 30, 2025 and 2024, including costs associated with Vaux™ – the innovative suite of hardware and software which modernizes and transforms how freight is loaded, unloaded, and transferred in warehouse and dock operations. Certain costs related to a growing number of Vaux pilot programs in customer test locations and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. Our innovative technology costs decreased consolidated operating results by a total of $7.7 million (pre-tax), or $5.9 million (after-tax) and $0.26 per diluted share, for third quarter 2025, compared to $8.5 million (pre-tax), or $6.5 million (after-tax) and $0.27 per diluted share, for third quarter 2024. For the nine months ended September 30, 2025, these costs decreased consolidated results by a total of $22.3 million (pre-tax), or $17.0 million (after-tax) and $0.74 per diluted share, compared to $26.5 million (pre-tax), or $20.3 million (after-tax) and $0.85 per diluted share, for the same period of 2024.

The liability for contingent earnout consideration recorded for the MoLo® acquisition is evaluated at each quarterly reporting date, and any change in fair value as a result of the recurring assessments is recognized in operating income. The quarterly remeasurement increased consolidated operating results by $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.09 per diluted share, for the nine months ended September 30, 2025, as the liability was reduced to zero reflecting the probability of no earnout payments based on projections of adjusted earnings before interest, taxes, depreciation, and amortization for 2025. The quarterly remeasurement increased operating results by $91.9 million (pre-tax), or $69.1 million (after-tax) and $2.92 per diluted share for third quarter 2024 and $80.7 million (pre-tax), or $60.7 million (after-tax) and $2.54 per diluted share for the nine months ended September 30, 2024 due to a lower liability measurement of the contingent earnout consideration at the time. Remeasurement of the contingent earnout consideration is further described within Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated operating results benefited from the sale of certain properties, including two service centers, during the third quarter of 2025, which resulted in a net gain of $15.7 million (pre-tax), or $11.8 million (after-tax) and $0.52 per diluted share and $0.51 per diluted share for the three and nine months ended September 30, 2025, respectively.

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

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax effects from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $2.3 million, or $0.10 per diluted share, for the third quarter 2025, compared to an increase in net income of $1.3 million, or $0.06 per diluted share, for the same prior year period. For the nine months ended September 30, 2025, these costs increased consolidated net income by $3.1 million, compared to $3.0 million, or $0.13 per diluted share for both periods. The vesting of restricted stock units resulted in tax expense of $1.0 million, or $0.04 per diluted share for nine months ended September 30, 2025 and a tax benefit of $11.3 million, or $0.47 per diluted share, for the same period of 2024. A small amount of restricted stock units vested during the three months ended September 30, 2025 and 2024, resulting in an immaterial tax expense and an immaterial tax benefit, respectively, in each period.

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

Consolidated Adjusted EBITDA from Continuing Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
Net Income from Continuing Operations	$39,274	$100,314	$68,214	$144,326
Interest and other related financing costs	3,334	2,281	9,045	6,587
Income tax provision	14,234	36,390	25,436	36,928
Depreciation and amortization(1)	44,400	36,611	125,290	109,720
Amortization of share-based compensation	2,742	2,718	8,904	9,040
Change in fair value of contingent consideration(2)	—	(91,910)	(2,650)	(80,740)
Change in fair value of equity investment(3)	—	—	—	28,739
Consolidated Adjusted EBITDA from Continuing Operations	$103,984	$86,404	$234,239	$254,600
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	Represents a noncash impairment charge to write off our equity investment in Phantom Auto, as previously discussed.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and nine months ended September 30, 2025 and 2024.

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

As of September 2025, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2025, and the health, welfare, and pension benefit contribution rate increased, effective primarily on August 1, 2025, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.9%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	51.0%	50.5%	51.8%	50.4%
Fuel, supplies, and expenses	11.3	11.2	11.5	11.6
Operating taxes and licenses	1.8	1.9	1.9	1.9
Insurance	2.5	2.8	2.6	2.4
Communications and utilities	0.7	0.6	0.8	0.7
Depreciation and amortization	4.8	3.8	4.7	3.9
Rents and purchased transportation	11.2	10.4	10.8	10.0
Shared services	9.2	9.8	9.5	9.9
Gain on sale of property and equipment	(2.2)	(0.2)	(0.8)	(0.1)
Other	—	0.2	0.1	0.2
	90.3%	91.0%	92.9%	90.9%

Asset-Based Operating Income	9.7%	9.0%	7.1%	9.1%

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the 2024 Form 10-K Asset-Based Segment Overview section:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2025	2024	% Change	2025	2024	% Change
Workdays(1)	64.0	63.5		190.5	191.0
Billed revenue per hundredweight, including fuel surcharges	$50.19	$50.76	(1.1)%	$49.37	$49.81	(0.9)%
Billed revenue per shipment, including fuel surcharges	$534.80	$551.34	(3.0)%	$534.52	$552.20	(3.2)%
Tonnage per day	11,238	10,983	2.3%	11,125	11,035	0.8%
Shipments per day	21,095	20,221	4.3%	20,550	19,907	3.2%
Shipments per DSY hour	0.446	0.445	0.2%	0.448	0.445	0.7%
Weight per shipment	1,065	1,086	(1.9)%	1,083	1,109	(2.3)%
Pounds per mile	17.87	17.71	0.9%	18.33	18.14	1.0%
Average length of haul (miles)	1,129	1,143	(1.2)%	1,128	1,130	(0.2)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2025, totaled $726.5 million and $2,086.1 million, respectively, compared to $709.7 million and $2,093.9 million, for the same periods of 2024. The revenue increase for the three months ended September 30, 2025, compared to the prior year period, was driven by higher daily tonnage and shipment levels, which offset the impact of the lower billed revenue per hundredweight and weight per shipment. Billed revenue increased 1.2% on a per-day basis for the three months ended September 30, 2025, compared to the same period of 2024, due to a 2.3% increase in tonnage per day, offset partially by 1.1% decrease in billed revenue per hundredweight, including fuel surcharges. The decrease in revenue for the nine months ended September 30, 2025, compared to the prior year period, primarily reflects lower billed revenue per hundredweight and weight per shipment. Billed revenue decreased 0.1% on a per-day basis year-over-year for the nine months ended September 30, 2025, compared to the same prior year period, primarily reflecting a decrease in billed revenue per hundredweight, including fuel surcharges, due to changes in business mix as discussed further below, despite an increase in daily tonnage due to higher shipment levels. The number of workdays was greater by half of a day in the third quarter of 2025, versus the third quarter of 2024, and fewer by half of a day in the nine months ended September 30, 2025, versus the same period of 2024.

The increase in tonnage per day for the three- and nine-month periods ended September 30, 2025, compared to the same prior year periods, was driven by higher daily shipment levels – up 4.3% and 3.2%, respectively – impacted by changes in the Asset-Based business mix, including as a result of onboarding new core LTL customers. While tonnage per day has increased for both the three and nine months ended September 30, 2025, compared to the same 2024 periods, ongoing weakness in the manufacturing sector and evolving freight dynamics, including the shift of some heavier LTL shipments to the truckload market due to lower rates and excess capacity, has resulted in lower average weight per shipment levels year-over-year.

The decrease in billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended September 30, 2025, compared to the same periods of 2024, was driven by the shift in freight profile, and for the nine-month period, lower fuel surcharge revenue associated with lower fuel prices, partially offset by lower weight per shipment, which generally increases revenue per hundredweight. The pricing environment continues to be rational. Excluding the impact of fuel surcharges, billed revenue per hundredweight decreased in the low single digits for the three and nine months ended September 30, 2025, compared to the same periods of 2024. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during the three and nine months ended September 30, 2025, both increased an average of 4.5%. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on August 4, 2025, although the rate changes vary by lane and shipment characteristics.

For the three and nine months ended September 30, 2025, the Asset-Based segment’s average nominal fuel surcharge rate was in line with the same periods of 2024. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by differing degrees. Depending upon the rate of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs. The segment’s operating results will continue to be impacted by further changes in fuel prices and related fuel surcharges.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $70.2 million and $147.6 million for the three and nine months ended September 30, 2025, respectively, compared to $64.0 million and $190.3 million, for the same periods of 2024. The Asset-Based segment’s operating ratio for the three and nine months ended September 30, 2025 was positively impacted by the gain on the sale of property and equipment of $15.9 million, including gains on two service center sales, which partially offset the decline in billed revenue per shipment despite the growth in shipment levels, compared to the respective 2024 periods.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 51.0% and 51.8%, respectively, of Asset-Based segment revenues for the three- and nine-month periods ended September 30, 2025, compared to 50.5% and 50.4%, for the same periods of 2024. Salaries, wages, and benefits increased $11.7 million and $24.1 million, respectively, for the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily reflecting contract rate increases under the 2023 ABF NMFA, including a 2.4% wage rates increase on July 1, 2025, and a 3.6% health, welfare and benefits rates increase on August 1, 2025, for a blended increase of 2.9% in 2025, and an increase in headcount to align with higher shipment levels and increased tonnage. Workers’ compensation expenses also increased year-over-year for each period due to higher claims costs and increased retention levels. The increase in labor costs which also included the effect of rising healthcare costs during the three- and nine-month periods ending September 30, 2025, compared to the same periods of 2024, was partially offset by lower accruals of annual incentives in both periods, improved productivity, as measured by shipments per DSY hour, and by higher utilization of purchased transportation as discussed later in this section.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved for the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily due to continued investments in technology and the Asset-Based network and ongoing training and development at certain key locations as the ABF Freight process compliance team continues to reinforce operational best practices throughout the Asset-Based network. For the three and nine months ended September 30, 2025, the year-over-year increase in pounds per mile of 0.9% and 1.0%, respectively, reflects an improvement in linehaul efficiency and an increase in the utilization of purchased transportation, partially offset by lower weight per shipment.

Rents and purchased transportation as a percentage of revenue increased 0.8 percentage points for both the three and nine months ended September 30, 2025, compared to the same periods of 2024, primarily due to increased rent expense for new service centers, and higher utilization of rail, local delivery agents and linehaul purchased transportation to support shipment growth, partially offset by lower rail fuel surcharge cost per mile when comparing the nine-month periods. Rail miles increased approximately 3% and 5%, respectively, for the three and nine months ended September 30, 2025, compared to the same prior year periods.

Depreciation and amortization as a percentage of revenue increased 1.0 percentage point and 0.8 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same periods of 2024, primarily due to increases in revenue equipment depreciation expense per unit as a result of increased equipment costs and due to recent service center renovations.

Shared services as a percentage of revenue decreased 0.6 percentage points and 0.4 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, as shared service costs decreased $2.6 million and $7.4 million, in each respective period year-over-year due to the impact of lower business levels and lower expense accruals for certain performance-based incentive plans. The decrease in shared services as a percentage of revenue for third quarter 2025, compared to the same prior year period, was also influenced by the effects of higher revenue.

Operating expenses were also impacted by the gain on the sale of property and equipment of $15.9 million, including gains on two service center sales during third quarter 2025, as previously discussed.

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

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of our 2024 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and nine months ended September 30, 2025 and 2024.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	84.9%	85.9%	85.0%	86.2%
Salaries, wages, and benefits	7.0	7.8	7.2	7.8
Supplies and expenses	0.6	0.7	0.5	0.7
Depreciation and amortization(1)	1.3	1.3	1.3	1.3
Shared services	5.2	4.6	5.2	4.3
Contingent consideration(2)	—	(23.9)	(0.2)	(6.9)
Other	1.4	1.6	1.5	1.5
	100.4%	78.0%	100.5%	94.9%

Asset-Light Segment Operating Income (Loss)	(0.4)%	22.0%	(0.5)%	5.1%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in Asset-Light Operating Expenses below.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as previously defined in the 2024 Form 10-K Asset-Light Segment Overview section:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenue per shipment	(10.6%)	(7.9%)
Shipments per day	2.5%	(2.6%)
Shipments per employee per day	32.6%	23.6%

Asset-Light Revenues

Asset-Light segment revenues decreased 7.6% to $356.0 million and 10.5% to $1,053.9 million for the three and nine months ended September 30, 2025, respectively, compared to $385.3 million and $1,177.5 million for the same periods of 2024. Current year results have been impacted by lower average revenue per shipment associated with a soft market environment and a higher mix of managed transportation business, which has smaller shipment sizes, and for the nine months ended September 30, 2025, a decrease in average daily shipments due to a strategic reduction in less profitable truckload volumes. Daily shipment volumes increased for the three months ended September 30, 2025, compared to the same prior year period, due to continued growth in our managed transportation solutions. Certain of our Asset-Light service lines achieved a year-over-year increase in market pricing during the three and nine months ended September 30, 2025, compared to the same periods of 2024, despite the continued soft freight environment and excess capacity in the truckload market, which continues to impact spot market rates resulting in an overall lower revenue per shipment for our Asset-Light segment.

Asset-Light Operating Income (Loss)

The Asset-Light segment operating loss totaled $1.6 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, compared to operating income of $84.8 million and $60.0 million for the same periods of 2024. The year-over-year decline in operating results reflects lower revenues, along with changes in operating expenses discussed in the paragraphs below, including the impact of reductions in the contingent earnout consideration liability for the three and nine months ended September 30, 2024 of $91.9 million and $80.7 million, respectively.

Asset-Light Operating Expenses

Operating expenses increased $57.0 million during the three months ended September 30, 2025 while operating expenses decreased $58.2 million during the nine months ended September 30, 2025, compared to the same prior year periods. As a percentage of revenue, operating expenses increased by 22.4 percentage points and 5.6 percentage points in the three- and nine-month periods of 2025, respectively, compared to the same prior year periods.

Purchased transportation costs as a percentage of revenue decreased 1.0 percentage point and 1.2 percentage points, respectively, for the three and nine months ended September 30, 2025, compared to the same prior year periods, reflecting reductions in purchased transportation costs for the three and nine months ended September 30, 2025 of $28.8 million and $119.0 million, respectively. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Contingent earnout consideration, as previously described in the Consolidated Results section of Results of Operations, increased as a percentage of revenue by 23.9 percentage points and 6.7 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods. The contingent earnout consideration is discussed further in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Salaries, wages, and benefits decreased $5.2 million and $15.4 million, respectively, and as a percentage of revenue, decreased 0.8 percentage points and 0.6 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, as the segment continued efforts to align staffing levels with business levels. Shipments per employee per day improved 32.6% and 23.6%, respectively, for the three and nine months ended September 30, 2025, compared to the same prior year periods, as a result of these efforts, combined with changes in business mix and technology advancements from digital roadmap initiatives.

Shared services as a percentage of revenue increased 0.6 percentage points and 0.9 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same prior year periods, primarily reflecting the impact of lower revenues during the three and nine months ended September 30, 2025.

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

Asset-Light Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

	(in thousands)
Operating Income (Loss)(1)	$(1,595)	$84,779	$(5,384)	$60,023
Depreciation and amortization(2)	4,647	5,037	13,870	15,154
Change in fair value of contingent consideration(3)	—	(91,910)	(2,650)	(80,740)
Asset-Light Adjusted EBITDA	$3,052	$(2,094)	$5,836	$(5,563)
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income from continuing operations in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $3.2 million and 9.6 million for both the three- and nine-month periods ended September 30, 2025 and 2024, respectively, and is expected to total approximately $13.0 million for full-year 2025, consistent with 2024.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. See Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Current Economic Conditions

The U.S. economy continued to expand during third quarter 2025 after rebounding in the second quarter. In response to signs of economic softening, the Federal Reserve cut interest rates by 25 basis points in both September and October, which generally results in increased consumer spending and business investment. However, shifting trade and tariff policies along with persistent inflation, elevated interest rates, supply chain disruptions, and a slowing labor market, continue to affect business confidence and contribute to stock market volatility.

Certain economic factors, including the housing market, as measured by cost growth, and other factors discussed below, have stabilized and in some cases shown improvement. However, recession risk remains elevated compared to historical averages heading into fourth quarter 2025 as the economy is expected to moderate. Additionally, fluctuations in the 10-year treasury yield, due to ongoing economic uncertainty, have limited the predictability of near-term mortgage rates, one of the biggest factors influencing the housing market, a near-term recession indicator.

The manufacturing sector, as measured by the Purchasing Managers’ Index (“PMI”), contracted in October 2025 for the eighth consecutive month. The contractionary period follows two months of growth after a period of nearly continuous contraction since November 2023. This trend has contributed to a decrease in freight volumes. In the third quarter of 2025, models suggest that the economy grew as measured by estimated U.S. real gross domestic product (“real GDP”), with the third quarter 2025 estimated annual real GDP rate increase being primarily driven by improved trade balance as imports declined more than exports; an increase in business investment, including rebuilding inventories and equipment purchases; and increased consumer spending, despite the impact of the recent government shutdown, which has also delayed the ability of official agencies to provide third quarter 2025 GDP data, forcing reliance on alternative models for estimates.

Although we secured increases on deferred pricing agreements and annually negotiated contracts during the three and nine months ended September 30, 2025, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment and increased mix of managed transportation shipments contributed to a year-over-year decline in revenue per shipment for our Asset-Light segment during the three and nine months ended September 30, 2025, compared to the same periods of 2024. There can be no assurance that we will be able to secure adequate prices from new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Elevated costs across a broad array of consumer goods continue to be driven by global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy. The consumer price index (“CPI”) increased 3.0%, before seasonal adjustment, year-over-year in September 2025 following a 0.3% rise from August 2025. While CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings continue to indicate an ongoing challenge in achieving the Federal Reserve’s target inflation rate. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, there can be no assurances of the impact of inflationary conditions on our business, including demand for our transportation services.

Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered. Our Asset-Based segment’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions when certain cost saving measures and productivity improvements do not outpace inflationary increases.

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. Productivity improvements as measured by shipments per employee per day and disciplined cost management have helped mitigate the impact of rising operating costs. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle. The impact of excess capacity in the truckload market continued in first nine months of 2025, however, carriers are slowly exiting the market driven by prolonged economic pressures as demand remains weak and margins have thinned.

The market continues to adjust to the impact of supply chain disruptions and recent changes in trade and tariff policy. The prices for our revenue equipment (tractors and trailers) used in our business operations have increased partly as a result of inflationary pressures and will likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry continues to face rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q, were as follows:

	September 30	December 31
	2025	2024

	(in thousands)
Cash and cash equivalents	$120,604	$127,444
Short-term investments	12,023	29,759
Total	$132,627	$157,203

Cash, cash equivalents and short-term investments decreased $24.6 million from December 31, 2024 to September 30, 2025, due to lower business levels from the prolonged freight recession; the payment of expenses accrued at year-end, including wage-related incentives and previously disclosed legal settlements; continued efforts to return capital to shareholders through share repurchases and dividends; planned capital expenditures, net of financings; and the assumption of two lease agreements, which included lease buyout payments during first quarter 2025, offset partially by proceeds from the sale of property and equipment.

Cash provided by operating activities during the nine months ended September 30, 2025 was $184.3 million, compared to $229.0 million in the same prior year period. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $22.0 million during the nine months ended September 30, 2025 and increased cash provided by operating activities by $9.5 million during the nine months ended September 30, 2024. The year‑over‑year decrease in accounts payable, accrued expenses and other liabilities and the increase in accounts receivable, contributed to the decrease of cash provided by operating activities.

Cash used in investing activities during the nine-month period ended September 30, 2025 was impacted by $74.5 million of capital expenditures, net of proceeds from asset sales, including the sales of two service centers and a parcel of land during third quarter 2025, and financings, including the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2025.

Cash used in financing activities was impacted by promissory note payments of $62.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased 777,908 shares of our common stock under our share repurchase program for an aggregate cost of $57.8 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $8.3 million during the nine months ended September 30, 2025. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Financing Arrangements

We financed the purchase of $87.2 million of revenue equipment through notes payable during the nine months ended September 30, 2025. Future payments due under our notes payable totaled $230.5 million, including interest, as of September 30, 2025, an increase of $25.0 million from December 31, 2024.

In September 2025, we repaid $25.0 million that was borrowed on the Credit Facility in February 2025, increasing our borrowing availability to $250.0 million.

Our A/R Securitization Program was amended during second quarter 2025 to extend the maturity date to July 1, 2026. As of September 30, 2025, standby letters of credit of $23.5 million have been issued under the program which reduced our available borrowing capacity to $26.5 million.

Our financing arrangements and the scheduled maturities of our long-term debt obligations are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2025. These purchase obligations totaled $90.8 million as of September 30, 2025, with $75.3 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of September 30, 2025, the amount of our purchase obligations decreased $105.0 million from December 31, 2024, related to revenue equipment purchases during the year.

As of September 30, 2025, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $302.4 million, including imputed interest, for an increase of $34.8 million from December 31, 2024. The scheduled maturities of our operating lease liabilities as of September 30, 2025 are disclosed in

Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in the contractual obligations disclosed in our 2024 Annual Report on Form 10-K during the nine months ended September 30, 2025. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships, and we have no outstanding loans with executive officers or directors.

Capital Expenditures

For 2025, our total capital expenditures, including amounts financed, are estimated to be approximately $200.0 million, net of proceeds from asset sales, which reduce total capital expenditure spend. These 2025 estimated net capital expenditures include revenue equipment purchases of approximately $130.0 million, primarily for our Asset-Based operations, and approximately $35.0 million of investments in real estate, net of asset sales, and facility upgrades to support our growth plans, in addition to other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $158.0 million in 2025. The amortization of intangible assets is estimated to be approximately $13.0 million in 2025, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our Credit Facility and A/R Securitization provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility will be sufficient to finance our operating expenses; fund our ongoing initiatives to grow our business, including investments in technology. We also have borrowing capacity available under our A/R Securitization. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We continue to take actions to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On October 31, 2025, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of November 14, 2025. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

During the nine months ended September 30, 2025, we purchased 777,908 shares of our common stock for an aggregate cost of $57.8 million, including shares purchased under Rule 10b5-1 plans. During September 2025, the Board of Directors approved the increase of the Company’s share repurchase authorization to a total of $125.0 million. As of September 30, 2025, $122.2 million remained available under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $13.8 million from December 31, 2024 to September 30, 2025, reflecting higher business levels in September 2025, compared to December 2024.

Other Accounts Receivable

Other accounts receivable decreased $12.5 million from December 31, 2024 to September 30, 2025, reflecting primarily the settlement by insurers of the previously disclosed auto accident legal matter involving a MoLo carrier, which is further discussed in our 2024 Annual Report on Form 10-K.

Prepaid and Refundable Income Taxes

Prepaid and refundable income taxes increased $17.4 million from December 31, 2024 to September 30, 2025, reflecting the current tax benefit accrual resulting from tax law changes under the One Big Beautiful Bill Act, which is discussed further below in the Income Taxes section of MD&A and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to year-to-date 2025 estimated tax payments.

Property, Plant and Equipment, Net

The increase in property, plant and equipment, net of $84.3 million from December 31, 2024 to September 30, 2025, was primarily due to planned service center remodels and the purchase of revenue equipment used in our Asset-Based operations, offset by sales of property and equipment.

Operating Right of Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $33.3 million and in operating lease liabilities, including current portion, of $22.1 million from December 31, 2024 to September 30, 2025, was primarily due to the assumption of two lease agreements, which included upfront lease buyout payments, and lease renewals during the first nine months of 2025, partially offset by amortization.

Long-term Debt

The $25.0 million increase in long-term debt, including current portion, from December 31, 2024 to September 30, 2025 is primarily due to $87.2 million in equipment financed, offset by payments on notes payable of $62.3 million. The Company also borrowed and repaid $25.0 million in Credit Facility borrowings during the nine months ended September 30, 2025.

Deferred Income Tax Liabilities

The $35.4 million increase in deferred income tax liabilities is primarily due to tax differences related to tax deductions allowed by the One Big Beautiful Bill Act, which is discussed further below in the Income Taxes section of MD&A and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, including depreciation and the expensing of research and development costs previously capitalized.

Income Taxes

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (“OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. As a result of the OBBB changes, at September 30, 2025, the Company recognized an accelerated one-time current tax benefit of $26.6 million, primarily related to $101.2 million of tax deductions for 100% expensing of fixed asset additions purchased between January 20 and June 30, 2025, and the immediate expensing of previously capitalized research and development expenses. The Company is continuing to evaluate the overall impact of the OBBB. It is expected to positively impact future cash flows and capital investment decisions, but to have an immaterial impact on the effective tax rate for 2025.

For continuing operations, our effective tax rate was 26.6% and 27.2%, respectively, for the three and nine months ended September 30, 2025, compared to 26.6% and 20.4%, for the same periods of 2024. The federal statutory tax rate is 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and changes in nondeductible expenses, the cash surrender value of life insurance, and the tax expense (benefit) from vesting of restricted stock units (“RSUs”) primarily vesting in second quarter, may cause the full-year 2025 tax rate to vary from the statutory rate.

Reconciliation between the effective income tax rate for continuing operations, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2025		2024		2025		2024

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$11,236	21.0%	$28,709	21.0%	$19,666	21.0%	$38,064	21.0%
Federal income tax effects of:
Life insurance proceeds and changes in cash surrender value	(492)	(0.9)%	(271)	(0.2)%	(648)	(0.7)%	(620)	(0.3)%
Nondeductible compensation under IRC Section 162(m)	(130)	(0.2)%	293	0.2%	7	—%	3,550	2.0%
Tax expense (benefit) from vested RSUs(1)	8	—%	(9)	—%	1,000	1.1%	(11,273)	(6.2)%
Alternative fuel credit	—	—%	(299)	(0.2)%	—	—%	(881)	(0.5)%
Nondeductible expenses and other(2)	1,271	2.3%	2,255	1.7%	979	1.1%	(185)	(0.2)%
Federal income tax provision	$11,893	22.2%	$30,678	22.5%	$21,004	22.5%	$28,655	15.8%
State income tax provision	2,341	4.4%	5,712	4.1%	4,432	4.7%	8,273	4.6%
Total provision for income taxes for continuing operations	$14,234	26.6%	$36,390	26.6%	$25,436	27.2%	$36,928	20.4%

(1)	Tax expense from vested RSUs for the three and nine months ended September 30, 2025, is primarily due to one-third of each of the 2022, 2023, and 2024 awards vesting at a stock price lower than the stock price at the award grant date. The tax benefit for same periods of 2024 is primarily due to the vesting of RSUs granted in 2020 and 2021 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.
(2)	For 2024, certain reclassifications have been made to conform to the current year presentation, including combining immaterial amounts into "Other."

At September 30, 2025, we had $106.2 million of net deferred tax liabilities after valuation allowances. Deferred tax liabilities increased $35.4 million during the nine months ended September 30, 2025, primarily related to 100% expensing of qualified depreciable assets and expensing Section 174 research and development expenses related to the OBBB changes. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2025 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $1.8 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income may differ significantly from taxable income because of items, such as accelerated depreciation for tax purposes, gains and losses for sales of assets, prepaid expenses, and a significant number of liabilities, such as workers’ compensation and third-party casualty claims, and payments for legal settlement and lease buy-outs, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2025, there was financial reporting income, but a loss determined under income tax law after the OBBB changes mentioned above. For the nine months ended September 30, 2024, financial reporting income exceeded income determined under income tax law.

During the nine months ended September 30, 2025, we made federal, state and foreign tax payments of $5.8 million. Management does not expect the cash outlays for income taxes to materially exceed reported income tax expense for the foreseeable future.

Our total effective tax rate was 26.6% and 27.2%, respectively, for the three and nine months ended September 30, 2025, compared to 26.6% and 20.4% for the same respective periods of 2024, including discontinued operations in 2024. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, had no effect on third quarter 2024 and was $0.2 million, or an effective tax rate of 25.5% for the nine months ended September 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

The Company has a program (the “share repurchase program”) to repurchase its common stock in the open market or in privately negotiated transactions. The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In September 2025, the Board reauthorized the program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During the nine months ended September 30, 2025, the Company repurchased 777,908 shares for aggregate cost of $57.8 million under the share repurchase program. As of September 30, 2025 and December 31, 2024, the Company had $122.2 million and $56.6 million, respectively, remaining under its share repurchase program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Program	Under the Program

	(in thousands, except share and per share data)
7/1/2025-7/31/2025	81,069	$81.40	81,069	$8,239
8/1/2025-8/31/2025	86,416	72.89	86,416	$1,939
9/1/2025-9/30/2025	44,861	70.21	44,861	$122,150
Total	212,346	$75.57	212,346
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.2#

ArcBest Corporation Amended and Restated 2012 Change in Control Plan. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed with the SEC on August 1, 2025, File. No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: November 5, 2025	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)