Form 10-K
period 2025-12-31
ARCBEST CORP /DE/
filed 2026-02-25
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant, based on the closing price of the shares of Common Stock on the Nasdaq Global Select Market as of June 30, 2025, was $1,730,288,228.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 20, 2026, was 22,295,803.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 24, 2026, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), are forward‑looking statements. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward‑looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward-looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

●	data breaches, cybersecurity incidents, and/or interruptions or failures of our information systems that we depend upon, including software programs and applications provided by third parties;
●	untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes;
●	the loss or reduction of business from multiple large customers or an overall reduction in our customer base;
●	the timing and performance of growth initiatives and the ability to manage our cost structure;
●	the cost, integration, and performance of future acquisitions and the inability to realize the anticipated benefits of the acquisition;
●	unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors;
●	maintaining our corporate reputation and intellectual property rights;
●	failure to achieve market acceptance or generate adequate returns through our Vaux™ technologies;
●	establishing and maintaining adequate internal controls over financial reporting;
●	disruptions in domestic or global manufacturing activity, supply chains, and related changes in spending, resulting in material reductions in freight volumes;
●	competitive initiatives and pricing pressures;
●	increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes;
●	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
●	relationships with employees, including unions, and our ability to attract, retain, and upskill employees;
●	unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;
●	union employee wages and benefits, including changes in required contributions to multiemployer plans;
●	availability and cost of reliable third-party services;
●	our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services;
●	litigation or claims asserted against us;
●	the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations;
●	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
●	our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives;
●	self-insurance claims, insurance premium costs, and loss of our ability to self-insure;
●	potential impairment of long-lived assets and goodwill and intangible assets;
●	external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, public health crises, geopolitical conflicts, acts of terrorism or war, cybersecurity incidents, or trade restrictions;
●	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
●	seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and

●	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of solutions across multiple modes of transportation to meet our customers’ supply chain needs. We serve as a single end-to-end logistics partner with global reach. Through our integrated approach and customer-led mindset, combined with our technology, expertise, and scale, we ensure our customers have the right solutions and capacity to meet their evolving supply chain needs.

The Company, which was incorporated in Delaware in 1966 and is headquartered in Fort Smith, Arkansas, started over a century ago as a local Arkansas freight hauler. Today, as a result of organic growth, strategic acquisitions, and visionary leadership, we are a logistics powerhouse with 14,000 employees across nearly 250 campuses and service centers. Our customers are at the center of our strategy. Through meaningful investments in strategic initiatives and a strong emphasis on disruptive technology and advanced analytics, we deliver customized solutions that are diverse and flexible enough to meet our customers’ needs.

Business Description

As an integrated logistics company, ArcBest is growth-oriented and digitally enabled to deliver reliable, innovative solutions through a variety of ground, air, and ocean transportation solutions, including our less-than-truckload (“LTL”) carrier – ABF Freight®, our truckload service – MoLo Solutions, LLC® (“MoLo”), our managed transportation solutions, and our ground expedite fleet – Panther Premium Logistics® (“Panther”). Through our managed transportation solutions, we partner with customers to create and execute logistics strategies that increase operational efficiencies, reduce costs, and give customers better insights into their supply chains. We also offer household goods moving through U-Pack®. Our technology and innovation team provides custom-built solutions, leading-edge technology, and advanced analytics that help support our customers and optimize supply chains.

Our operations are conducted through our two reportable operating segments, which are described further in the Asset-Based Segment and Asset-Light Segment sections below:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and
●	Asset-Light, which includes MoLo, Panther, and certain other subsidiaries.

With a relentless focus on customer needs and unique access to assured transportation capacity, which includes more than 40,000 owned and operated assets, we create solutions for even the most complex and demanding supply chains. We strive to help customers solve their logistics challenges by efficiently providing a best-in-class experience with easy access to our integrated solutions.

For the year ended December 31, 2025, no single customer accounted for more than 3% of our consolidated revenues, and the ten largest customers, on a combined basis, accounted for approximately 14% of our consolidated revenues.

Mission, Vision and Values

Our mission is to connect and positively impact the world through solving logistics challenges. Our vision is to be the leading logistics partner and innovator, working with customers to build better supply chains across the globe. “We’ll Find a Way” is our motto. With a proven track record, our customers say that we’re the kind of company that partners with them to solve problems and make things happen. Our integrated logistics approach and innovative technology enable our vision, but it’s our people who ensure our customers’ solutions and capacity needs are met. We support our employees by providing a workplace where people can grow and make a lasting impact.

We carry out our mission and vision by exemplifying our corporate values:

●	Creativity – We create solutions.
●	Integrity – We do the right thing.
●	Collaboration – We work together.
●	Growth – We grow our people and our business.
●	Excellence – We exceed expectations.
●	Wellness – We embrace total health.

Strategy

Our customer-led strategy is to drive long-term value by delivering a premium experience and growing informed, trusted and innovative relationships. This value is produced by focusing on three key components — accelerating profitable growth, increasing efficiency, and driving innovation.

We build long-term value for our customers, employees and shareholders by:

●	Expanding our revenue opportunities through deepening our existing customer and carrier relationships and securing new ones. Our customers value the multimodal flexibility and high service levels we provide, which are made possible by growing mutually beneficial relationships with our carrier partners and enhancing our capabilities through strategic acquisitions and organic investments, all while maintaining a high degree of professionalism.
●	Optimizing our cost structure with our technology by streamlining business processes and delivering insights and analytics that enable us to transform our business and enhance customer experience. We are focused on profitable growth, which requires continually reviewing our costs and investment decisions.
●	Building a resilient business differentiated from our competition through our full-service logistics solutions offered with a wide variety of fulfillment options, which can include our own assets. This more balanced mix of revenue better reflects our customers’ spending on logistics and shipping services, which drives long-term financial sustainability by making our business less capital-intensive relative to our size.

We relentlessly pursue quality as it is central to customer satisfaction, reliability of our solutions, and performance across the global supply chain in which we operate. 2024 marked 40 years of our Quality Process, which empowers employees to solve problems creatively and collaboratively using a proven 5-step problem solving method. The process includes defining and quickly fixing the problem, identifying the root cause, taking corrective action, and following up until the issue is resolved. In 2025, we received “Quest for Quality” awards from Logistics Management in the category of Household Goods & High Value Goods for the fourth time, in the National LTL Carriers category for the ninth time, and in the Expedited Motor Carrier category for the second time.

Asset-Based Segment

Our Asset-Based segment provides LTL services through the motor carrier operations of ABF Freight. Asset-Based revenues accounted for approximately 66% of our total revenues before other revenues and intercompany eliminations in 2025. For the year ended December 31, 2025, no single customer accounted for more than 4% of revenues in the Asset‑Based segment, and the segment’s ten largest customers, on a combined basis, accounted for approximately 17% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2025, 2024, and 2023.

ABF Freight has been in continuous service since 1923 and is one of North America’s largest LTL motor carriers, providing direct service to more than 99% of U.S. cities with a population of 30,000 or more. ABF Freight offers interstate and intrastate services to approximately 51,000 communities in all 50 states, Canada, and Puerto Rico through 239 service centers. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in Mexico.

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

Labor costs, which amounted to 52.2% of Asset-Based revenues for 2025, are the largest component of the segment’s operating expenses. As of December 2025, approximately 81% of the Asset-Based segment’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “2023 ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which was ratified on June 30, 2023 by a majority of ABF Freight’s IBT member employees. A majority of the 2023 ABF NMFA supplements also passed. The remaining supplements were ratified on July 7, 2023. The 2023 ABF NMFA was implemented on July 16, 2023, effective retroactive to July 1, 2023, and will remain in effect through June 30, 2028. The major economic provisions of the 2023 ABF NMFA include wage rate or per mile increases in each year of the contract, with the initial increase effective retroactive to July 1, 2023, and profit-sharing bonuses upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year under the contract. The 2023 ABF NMFA and the related supplemental agreements also provide for annual contribution rate increases to multiemployer health and welfare and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Under the 2023 ABF NMFA, the contractual wage and benefits top hourly rates are estimated to increase approximately 4.2% on a compounded annual basis through the end of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The profit-sharing bonus under the 2023 ABF NMFA was not achieved for the year ended December 31, 2025. A 1% profit-sharing bonus was earned for the year ended December 31, 2024, as an operating ratio eligible for a payout was achieved. The bonus was not applicable in 2023 during the partial calendar year of the 2023 agreement.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension plan contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the multiemployer pension plans to which ABF Freight contributes and a discussion of legislation impacting funding for multiemployer pension plans.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. ABF Freight has continued to address the effect of the wage and benefit cost structure on its operating results with the IBT. Under the 2023 ABF NMFA, ABF Freight continues to pay some of the highest benefit contribution rates in the industry and through this contract, ABF Freight is allowed to implement location-specific wage increases in areas where hiring has been challenging. Due to the joint and several liability of multiemployer plans, a portion of ABF Freight’s multiemployer plan contributions are used to fund benefits for individuals who have never been employed by ABF Freight.

Asset-Light Segment

Our Asset-Light segment is a key component of our strategy to offer customers a single source of integrated logistics solutions, designed to satisfy complex supply chain needs and unique shipping requirements, particularly through our growing managed transportation solutions. By leveraging technology and third-party service providers, our Asset-Light team provides various logistics services without significant investment in revenue equipment or real estate.

The revenues of our Asset-Light segment accounted for approximately 34% of our total revenues before other revenues and intercompany eliminations in 2025. For the year ended December 31, 2025, no single customer accounted for more than 5% of the Asset-Light segment’s revenues, and the segment’s ten largest customers, on a combined basis, accounted for approximately 18% of its revenues. Note M to our consolidated financial statements included in Part II, Item 8 of this

Annual Report on Form 10-K contains additional segment financial information, including revenues and operating income for the years ended December 31, 2025, 2024, and 2023.

Our Asset-Light segment originated with the formation of ABF Logistics in 2013, when we aligned the sales and operations functions of our organically developed logistics businesses. Management’s operating decisions are focused on the Asset‑Light segment’s combined operations rather than individual service offerings within the segment’s operations.

Truckload

Our truckload service, including MoLo, provides third-party transportation brokerage services by sourcing various capacity solutions, including dry van over-the-road, temperature-controlled and refrigerated, flatbed, intermodal or container shipping, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. Through our truckload service, we offer a network of more than 70,000 approved contract carriers, with service to all 50 states, Canada, and Mexico. Additional value is created for customers through seamless access to the ABF Freight network.

Managed Transportation

Through our managed transportation solution, we partner with customers to increase operational efficiencies, reduce costs, and give better insight into supply chains by providing customized solutions using technology and our knowledge and expertise. Additional value is created for customers through seamless access to our ABF Freight network, our Panther fleet, and our MoLo truckload brokerage operations, offering strategic supply chain solutions with unique access to assured capacity.

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

International

Our international shipping and logistics services provide global ocean and air shipping solutions by partnering with ocean shipping lines and air freight carriers worldwide, as well as ground transportation to and from ports. As a non-vessel operating common carrier, we provide ocean transportation to and from the United States, covering approximately 90% of the total ocean international less-than-container load market and approximately 80% of the full container load import market. We also offer warehousing and distribution services to and from major global ports to streamline our customers’ ocean shipping processes.

Moving

Under the U-Pack brand, our household moving services offer flexibility and convenience for how people move through targeted service offerings for the “do-it-yourself” consumer. We offer these targeted services at competitive prices that reflect the additional value customers find in our convenient, reliable moving service offerings. The majority of the moves are provided using trailers and containers transported by ABF Freight.

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

Our Asset-Light segment operates in a very competitive asset-light logistics market that includes approximately 27,500 active brokerage authorities, as well as asset-based truckload carriers; logistics companies, including large and small expedite carriers; foreign and U.S.-based non-vessel-operating common carriers; freight forwarders; internal shipping departments at companies that have substantial transportation requirements; smaller niche service providers; and a wide variety of other solution providers, including large integrated transportation companies as well as regional warehouse and transportation management firms. The segment competes most directly with logistics companies, including the North American Surface Transportation segment of C.H. Robinson Worldwide, Inc.; Covenant Logistics Group, Inc.; Hub Group, Inc.; the Integrated Capacity Solutions segment of J.B. Hunt Transport Services, Inc.; the Logistics segment of Knight-Swift Transportation Holdings Inc.; Landstar System, Inc.; the truck brokerage and complementary service offerings of RXO, Inc.; the Freight segment of Uber Technologies, Inc.; and the truckload service offering of Total Quality Logistics. Our Asset-Light segment’s moving services compete with truck rental, self-move, and van line service providers, and several emerging self-move competitors who offer moving and storage container service. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced systems that offer optimized shipping solutions, reliable access to capacity, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

Pricing

Approximately 17% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, subject to individually negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. Most of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annual agreements. The remaining business is priced on an individual shipment basis considering shipment characteristics, network capacity, and current market conditions.

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

Space-based pricing is utilized for shipments subject to LTL tariffs to better reflect capacity consumed and freight shipping trends, including the overall growth and ongoing profile shift to bulkier shipments across the entire supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions, such as accommodating the growing demand for smaller LTL shipments. We are experienced in handling complicated freight and offer logistics solutions for our customers’ unique shipment needs. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Traditional LTL pricing was generally weight-based until the shift to density‑based classification beginning in the second half of 2025 following framework changes by the National Motor Freight Traffic Association, Inc. Our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. Space-based pricing better aligns our pricing mechanisms with the metrics affecting our resources and, therefore, our costs to provide logistics services. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Our Asset-Light segment primarily provides logistics services through the use of third-party vendors. We offer competitive pricing on these services based on market conditions, lane characteristics, equipment type, and service requirements, including through contractual arrangements and spot rates. Our international pricing is mode-dependent, influenced by capacity, fuel, port congestion, geopolitical events, and carrier alliances.

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

Industry Factors

According to management’s estimates, and market studies by Armstrong & Associates, Inc. and the U.S. Department of Commerce during 2025, the total market potential in the industry segments we serve is approximately $400 billion. The LTL industry has significant capital and operational barriers to entry and is highly competitive, as previously discussed in “Asset-Based Segment” within this Business section. Although our Asset-Light market share currently represents a small portion of the total addressable market, it presents a significant growth opportunity for us. More sophisticated supply chain practices are required as supply chains expand and become more complex, product and service needs continue to evolve, and companies look for solutions to their logistics challenges and lower-cost supply chain alternatives.

The transportation industry is subject to numerous laws, rules, and regulations, as further discussed below within “Environmental and Other Government Regulations,” and carriers and brokers are required to obtain and maintain various licenses and permits, some of which are difficult to obtain. The trucking industry faces rising costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, sustainability, and fuel economy, as well as increasing costs in certain areas that are not industry-specific, including health care and retirement benefits. Higher compliance costs will continue to impair the competitiveness of smaller carriers in the logistics market, which may lead to tighter capacity or consolidation within certain sectors. In addition, disruptions from unexpected events such as natural disasters and geopolitical conflicts could result in further utilization of expedited shipping and premium logistics services and cause companies to focus on risk management within their supply chains.

Seasonality

Our reportable operating segments are impacted by seasonal fluctuations that affect tonnage, shipment levels, and demand for our services, which in turn may impact our revenues and operating results. Inclement weather conditions can adversely affect freight shipments and operating costs of our Asset-Based and Asset-Light segments. Shipments may decline during winter months because of post-holiday slowdowns and during summer months due to plant shutdowns affecting automotive and manufacturing customers of our Asset-Light segment; however, weather or other disruptive events can result in higher short-term demand for expedite services depending on the impact to customers’ supply chains.

Historically, the second and third calendar quarters of each year usually have the highest tonnage and shipment levels. In contrast, the first quarter generally has the lowest tonnage and shipment levels, although other factors, including the state of the U.S. and global economies; available capacity in the market; yield initiatives; and external events or conditions, such as the modification or implementation of new tariffs or trade policy, may influence quarterly business levels. Our yield initiatives, along with increased technology-driven intelligence and visibility with respect to demand, have allowed for shipment optimization in non-peak times, reducing our susceptibility to seasonal fluctuations in recent years, including during the years ended December 31, 2025, 2024, and 2023.

Technology

Rooted in a strong history of innovation, technology is a significant driver of our strategy — it differentiates us in the marketplace and allows us to continuously evolve. Much of the technology used at ArcBest has been developed internally and is tailored specifically to customers, capacity suppliers, and internal business processing needs. Through the implementation of custom-built solutions and leading-edge technologies, we enable our customers to successfully navigate the complex logistics landscape so they can use their supply chain as a competitive advantage.

During 2025, we made additional technology investments to improve both customer experience and carrier capacity experience while continuing to optimize costs. Some examples include:

●	Our award-winning City Route Optimization technology, which was first rolled out at our service centers in 2023, has improved efficiencies throughout ABF Freight’s city operations, increasing productivity, improving customer experiences, and reducing the environmental impact of our fuel emissions. City Route Optimization uses machine learning and artificial intelligence (“AI”) to create algorithms using historical shipment and geographic data. During 2025, we also began utilizing a city pick-up augmentation process through additional phases of City Route Optimization – providing our city dispatchers with automated support in predicting daily demand fluctuations and optimizing pick-up assignments, thus minimizing route costs and maximizing trailer usage.
●	We are currently beta testing ArcBest ViewTM, our new digital platform and proprietary transportation management system designed to simplify shipment management through multi-mode quoting and booking and an intuitive visibility tool called ViewPointTM, which consolidates several tools from the Company’s website into one user-friendly experience. ArcBest View provides access to our full suite of logistics solutions and is expected to launch with the ViewPoint tool in the first half of 2026.
●	We continue to invest in our Vaux suite –
o	Vaux Freight Movement SystemTM is a suite of hardware and software designed to enable an entire trailer to be loaded and unloaded in under five minutes, transforming efficiency in freight operations.
o	Vaux Smart AutonomyTM combines autonomous mobile robot forklifts and reach trucks, intelligent software, and remote teleoperation capability to autonomously handle materials movement in complex warehouse, distribution center, and manufacturing operating environments, while being monitored remotely by humans.
o	Vaux VisionTM, announced in February 2025, is a 3D perception technology designed to streamline material handling by providing precise, real-time freight measurements directly on a forklift.

In 2025, our Vaux suite was named the “2025 Material Handling Solution of the Year” by SupplyTech Breakthrough.

●	We continue to invest in ArcBest Virtual Agent (“AVA”), which uses automation to quickly schedule shipment pickups, provide tracking information, and address other questions through email, phone, and web chat.
●	We released feature enhancements to our carrier-facing portal to increase usage of this digital channel, improve efficiency for carriers and our internal team. These updates include enhanced capacity sourcing tools that send proactive notifications to carriers when available loads match their preferences. This leads to greater digital engagement, improved coverage, and an overall better carrier experience.

Typically, freight transportation customers communicate their freight needs on a shipment-by-shipment basis through telephone, email, web, mobile applications, electronic data interchange (“EDI”), or API. In our Asset-Light segment, shipment details are entered into an operating system that helps facilitate the selection of a contracted carrier or carriers based on service capability, equipment availability, freight rates, and other factors. Once a carrier is chosen, the transportation cost is agreed upon, and the carrier commits to providing transportation, we track the status of the shipment from origin to delivery. Tracking updates flow automatically into our fully integrated software, which provides customers with real-time electronic shipment status updates.

We make information readily accessible to our customers through various electronic pricing, billing, and tracking services, including mobile-responsive websites that allow customers to access information about their shipments, request shipment pickup, and utilize various other digital tools. Online functions tailored to customer needs include bill of lading generation, pickup planning, customer-specific price quotes, proactive tracking, email notification, logistics reporting, dynamic rerouting, and other connectivity tools. This technology also enables customers to integrate data from our systems directly into their own websites, transportation management systems, or other information systems using EDI standards and secure API connections, allowing them to provide shipping information and support seamlessly to their own customers.

ArcBest’s Innovation Ambassador Program encourages employees to share transformative ideas. A cross-functional team works closely with executive leadership to identify opportunities for disruptive innovation and evaluate potential external innovation partners. In 2025, ArcBest Technologies hosted its sixth annual Imagine competition. This year’s theme, Automate to Accelerate, challenged employees to explore how AI can streamline tasks, reduce errors, and unlock human creativity – helping ArcBest to better serve our customers, innovate faster, and collaborate more effectively.

Insurance

Generally, claims exposure in the freight transportation and logistics industry consists of workers’ compensation, third-party casualty liability, and cargo loss and damage. We maintain insurance that we believe is adequate to cover losses in excess of self-insured amounts or deductibles. However, we cannot provide assurance that the limit of our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2026 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A significant increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the significant unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations in the future.

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

Environmental and Other Government Regulations

Various international, federal, state, and local agencies exercise broad regulatory powers over the transportation industry, generally governing activities of motor carriers, freight transportation brokers, freight forwarders, non-vessel operating common carriers, ocean freight forwarders and other ocean transportation intermediaries, and indirect air carriers. These regulations include safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, food safety, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. Compliance with future modifications to the regulations impacting the transportation industry may impact our operating practices and costs, which could have a material adverse impact on our financial condition, results of operations, and cash flows. Other logistics companies would be similarly affected by changes in industry regulations.

Environmental Regulations

We are subject to federal, state, and local environmental laws and regulations relating to, among other things, emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil.

In 2016, the U.S. Environmental Protection Agency (the “EPA”) and the National Highway Traffic Safety Administration (the “NHTSA”) jointly finalized a national program establishing a second phase of greenhouse gas (“GHG”) emissions regulations (“EPA/NHTSA Phase 2”), through their authorities under the Clean Air Act, as amended, imposing new fuel efficiency standards for medium- and heavy-duty vehicles and engines, such as those operated by our Asset-Based segment, for model years 2021-2027 and also instituting fuel efficiency improvement technology requirements for trailer model years 2018-2027. In 2024, the EPA finalized a rule for a third phase of the GHG emissions regulations (“EPA/NHTSA Phase 3”), which includes more stringent standards to reduce GHG emissions from heavy-duty vehicles beginning with model year 2027 beyond the current standards applicable under the EPA/NHTSA Phase 2. Similarly, in 2024, the EPA finalized more ambitious emissions reduction standards for light- and medium-duty vehicles starting with model year 2027. In 2025, the EPA announced a deregulatory plan which includes rolling back parts of EPA/NHTSA Phase 3.

In 2018, the EPA launched the “Cleaner Trucks Initiative” (the “CTI”) which includes plans for future rulemaking to reduce nitrogen oxide emissions. In 2021, the EPA announced the “Clean Truck Plan,” a series of rulemakings, the third and final of which was announced in 2024, to set new emissions standards to reduce nitrogen oxide emissions from heavy‑duty vehicles beginning with model year 2027. The Clean Truck Plan takes into consideration the Inflation Reduction Act of 2022 which sought greater application of zero-emission vehicle technologies. However, the previously mentioned deregulatory plan announced by the EPA in 2025 effectively slowed or reversed parts of the CTI, particularly around GHG standards and nitrogen oxide emissions for heavy-duty trucks.

Certain states have individually enacted and may continue to enact legislation relating to engine emissions, trailer regulations, fuel economy, fuel formulation and other environmental-related regulations. In 2019, the state of California signed legislation directing the California Air Resources Board (the “CARB”) and other state agencies to develop and implement a comprehensive inspection and maintenance program for heavy-duty vehicles. Legislation, now known as the Clean Truck Check Program, combines periodic vehicle testing requirements with other emissions monitoring techniques, in an effort to provide significant reductions in pollution necessary to achieve federal air quality mandates in California. The program requirements also include annual compliance reporting for self-propelled vehicles registered for on-road use, along with annual per vehicle compliance fees which began in 2024.

In 2023, the state of California signed legislation under the Climate Corporate Data Accountability Act requiring reporting of direct and indirect GHG emissions starting in 2026 and 2027 for U.S. companies with annual revenues of $1 billion or more doing business in the state of California and under the Greenhouse Gases: Climate-Related Financial Risk Act requiring companies generating $500 million or more in total annual revenue doing business in the state of California to report financial risks related to climate change and related plans for risk mitigation. In 2024, the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act were amended through the Greenhouse Gases: Climate Corporate Accountability: Climate-Related Financial Risk Act, which requires CARB to specify a schedule for reporting of scope 3 indirect emissions and eliminates the annual fee to the state of California upon filing climate-related disclosures required under the initial acts. In 2024, CARB released an enforcement notice related to the Climate Corporate Data Accountability Act that encouraged entities to move towards full compliance as quickly as possible while also acknowledging that meeting the statutory deadlines would be difficult and indicating that companies should demonstrate a good faith effort to retain the required emissions data necessary for reporting. In November 2025, the first reporting deadline under the Climate Corporate Data Accountability Act was shifted to August 2026. Also in November 2025, the Ninth Circuit Court of Appeals issued an injunction halting the enforcement of the Climate-Related Financial Risk Act, including the first risk disclosure deadline of January 1, 2026, pending appeal.

While fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. The future of “cap and trade” programs or measures and the related potential costs is unknown. We are unable to determine with any certainty the effects of any future climate change legislation, and there can be no assurance that more restrictive regulations than those previously described will not be enacted.

A portion of our Asset-Based facilities store fuel and oil in underground and above-ground tanks for use in tractors and trucks. Maintenance of our tanks is regulated by the EPA and, in most cases, by state agencies. Management believes we are in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results. Notwithstanding current compliance, including under a consent decree with the EPA, as discussed below, we are subject to on-going environmental remediation obligations concerning historical underground storage tank releases, for which the resolutions are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Certain of our Asset-Based service center facilities operate with no-exposure certifications or stormwater permits under the federal Clean Water Act (the “CWA”), as amended. The no-exposure certification and stormwater permits may require periodic facility inspections and monitoring and reporting of stormwater sampling results. Management believes we are in substantial compliance with all stormwater laws, maintenance, and standard operating procedures of such regulations, including the consent decree entered into on March 20, 2023.

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

Other Government Regulations

We operate in the United States and, for international transportation, from the United States, pursuant to federal operating authority granted by the U.S. Department of Transportation (the “DOT”) and the U.S. Federal Maritime Commission. In 2025, the International Maritime Organization (“IMO”) introduced stricter rules to reduce GHG emissions from ships, requiring vessel operators adopt cleaner fuels, improve vessel efficiency, and enhance emissions monitoring. While the IMO has delayed discussions for adopting these new rules until later in 2026, we will continue to monitor these framework requirements. Although we do not operate vessels, these framework requirements could impact the transportation cost paid by the customers of our ocean freight forwarding, non-vessel operating common carrier, and other ocean transportation intermediary services. Our operations are also subject to security regulations issued by the U.S. Department of Homeland Security, including regulations issued through the Transportation Security Administration.

We operate under the Occupational Safety and Health Act of 1970 (the “OSH Act”). Under the OSH Act, ArcBest has a responsibility to provide employees with a safe workplace. This includes, but is not limited to, providing a workplace free from serious recognized hazards and ensuring employees have and use safe tools and equipment and properly maintain this equipment.

Our Asset-Based operations and our Asset-Light segment’s network of third-party contract carriers must comply with industry regulations, including the electronic logging device mandate of the Federal Motor Carrier Safety Administration (the “FMCSA”) for interstate commercial trucks and hours of service, safety and fitness, and other regulations of the DOT, including requirements related to drug and alcohol testing. In 2025, the FMCSA issued several changes affecting commercial driver licensing (“CDL”) and qualification standards, including enhanced enforcement of the longstanding English-language proficiency (“ELP”) requirements for commercial motor vehicles, expanded verification procedures for non-U.S.-domiciled CDL holders and updated medical certification and physical qualification standards. FMCSA also began overhauling its Safety Measurement System methodology in 2025, aimed at improving how violations are weighted and displayed. We are subject to the hazardous materials regulations of the FMCSA for our transportation and arrangement for transportation of hazardous materials and explosives, as well as our disposal of hazardous waste.

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

Human Capital Resources

Our people are at the heart of our success, and we provide a workplace that respects all cultures, perspectives, and experiences. As of December 2025, we had 14,000 employees, of which approximately 58% were members of labor unions. As previously described in the “Asset‑Based Segment” within this Business section, as of December 2025, approximately 81% of our Asset‑Based segment’s employees were covered under the 2023 ABF NMFA, the collective bargaining agreement with the IBT, which will remain in effect through June 30, 2028.

Employee Attraction, Development, and Retention

Our business results and future growth opportunities depend on our ability to successfully manage our human capital resources, including attracting, developing, retaining, and upskilling our personnel. We strive to recruit people with the skills, experience, and potential needed for each role and maintain a culture of continuous growth and professional development. Intentional training and development plans support every stage of career progression, accelerating job mastery and preparing employees for future roles. A comprehensive learning program offers classroom, virtual, and web‑based training options. In 2025, ArcBest was recognized as a Training magazine Training APEX Award recipient for the sixteenth consecutive year.

We also offer a tuition reimbursement program and partner with a private university to provide virtual classes for employees to further their education. In 2024, we introduced ArcBest’s Employee Dependent Scholarship Program awarding scholarships for the 2024-2025 school year and in 2025, awarded scholarships for the 2025-2026 school year.

Performance management is supported by a customized system that incorporates goals setting and development planning to better position employees in their career paths. Career path visibility is provided through our job architecture framework, and employees participate in annual career conversations with their direct supervisor. A robust succession planning program ensures continuity in critical roles, while compensation and benefits packages are regularly evaluated for competitiveness, including insurance and retirement offerings. We offer an array of programs to support the four pillars of wellness for our employees – physical, financial, emotional/social, and developmental. Employee feedback is gathered through an annual survey and periodic pulse surveys to guide ongoing improvements.

To attract and retain qualified truck drivers, we have developed initiatives to both recruit new drivers and upskill our existing workforce. One of our key programs is the Driver Development Program, a six-week paid training initiative that helps individuals earn their CDL-A license and launch their careers as professional drivers. Additionally, we host on-site hiring events at critical locations to connect with potential candidates. We continue to invest in programs designed to support the development and retention of qualified drivers, including veterans and military-connected individuals, ensuring that we meet the growing demand in the freight transportation industry. As a result of our efforts, ArcBest was named a 2025 Best for Vets Employer by Military Times.

Belonging

We are dedicated to fostering an atmosphere where all cultures, perspectives and experiences are respected. This commitment is lived out by our people through our mission and values. Our belonging strategy is divided into four main areas — workforce, workplace, community, and marketplace. Our Corporate Social Responsibility team, which leads our belonging strategy, reports at least annually to the Nominating/Corporate Governance Committee of our Board of Directors. ArcBest earned a spot among Forbes Best Large Employers 2025 and America’s Best Employers for Company Culture 2025 lists and was named “America’s Best Employers for Women 2025”. The Company was also named to the “Elite 30” list of the 2025 Top Companies for Women to Work in Transportation by the Women in Trucking Association and listed as a “Best Company to Work For” by U.S. News & World Report in the transportation and logistics category. ArcBest also holds an A+ culture rating by employees via Comparably. This year, ArcBest was recognized in Comparably’s “Best Company Work-Life Balance,” “Happiest Employees,” “Best Leadership Teams,” and “Best Company Perks and Benefits” lists based on employee feedback. These distinctions consider factors such as quality of pay and benefits, culture and belonging, and development and advancement opportunities. In addition, we support our employees as they carry out our wellness value by participating in health-related workplace initiatives and wellness events, including those in their local communities.

Our corporate Code of Conduct sets forth our general business conduct and ethical principles. Our nonunion employees are required to participate in annual Code of Conduct training, which also covers our anti-discrimination and anti‑harassment policies. Our new hires complete anti-harassment training, and workplace belonging training options are available to all employees.

As a result of our efforts to create positive work experiences while ensuring our people feel supported in the workplace, we were also named as one of America’s “Most Responsible Companies of 2025” by Newsweek and Statista, demonstrating our commitment to being a responsible corporate citizen.

Health, Safety, and Security

The health and well-being of our employees is a priority, and we have numerous programs to support our people in embracing total health. In addition to health benefits and voluntary insurance options, we also offer a wellness program through which employees may receive reduced premiums, deductibles, and out-of-pocket expenses for their insurance by completing certain preventative health requirements. We offer a digital health platform, life coaching services, behavioral health support, and a weight loss program, and we encourage healthy behavior throughout the year through regular communications, educational sessions, wellness challenges, and other incentives.

Safety is critical to our business. We have safety procedures and guidelines, as well as required training and certification programs, for our drivers and freight-handling personnel to promote safety on and off the road. We also have safety measures and policies that apply to all independent contractors, owner-operators, and fleet owners in our Panther fleet, for whom we have provided safety programs to heighten awareness, promote safe driving behaviors, and reduce violations and accidents. Additionally, all company campuses are subject to safety and security policies and procedures to ensure the health, safety, and welfare of all employees.

Our Asset-Based segment is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF Freight is the only eleven-time winner of the Excellence in Security Award and a ten-time winner of the Excellence in Claims & Loss Prevention Award from the American Trucking Associations. In 2024, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2024-2025 “America’s Road Team,” continuing the long-time tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

We expect all employees to obey and respect human rights laws, and we will not tolerate conduct that violates these laws. We set the same expectations for our vendors, suppliers, and service providers through our Supplier Code of Conduct. Given the nature of our industry, we are in a critical position to help raise awareness of human trafficking to potentially disrupt these networks. Through a partnership with TAT® (formerly known as Truckers Against Trafficking), we educate our employees and drivers on the realities of modern-day slavery and how they can play a role in the fight against human trafficking.

Reputation and Responsibility

Our Company and our brands are consistently recognized for best-in-class performance and leading-edge technology.

Brands

ArcBest is recognized as a leading integrated logistics company that employs creative problem solvers who develop and deliver innovative logistics solutions. Beyond this fundamental marketplace recognition of our collective brand identity, our other key brands represent additional unique value in their target markets.

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

Commitment to Environmental Responsibility

ArcBest recognizes the impact that our operations have on the environment and is committed to advancing sustainable practices across our business. We partner with customers to help meet their supply chain sustainability goals and have voluntarily published an annual report for six consecutive years detailing our responsible business priorities, sustainability initiatives, operational efficiencies, safety standards, and community-based partnerships. We also support the United Nations Global Compact’s Sustainable Development Goals (“SDGs”) and have taken action in four areas – good health and well-being; decent work and economic growth; climate action; and peace, justice, and strong institutions.

We actively promote a cleaner environment by reducing both fuel consumption and emissions, including investing in disruptive technology like our City Route Optimization and Vaux suite. These initiatives deliver measurable results. In recognition of our efforts, ArcBest was named one of America’s Climate Leaders 2025 by USA Today and Statista for significant and sustained reductions in GHG emissions. For nearly two decades, ArcBest, including ABF Freight and Panther, has participated in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce GHGs and diesel emissions. ArcBest was recognized as a 2024 SmartWay Leader for our City Route Optimization technology, which enables ABF Freight to run fewer miles during pickup and delivery. ABF Freight also contributes to industry-wide sustainability efforts through the American Trucking Associations Sustainability Task Force. For more than 40 years, ABF Freight has partnered with BNSF Railway to provide intermodal shipping solutions, using stackable containers, wheeled vans and pup trailers to ship freight, improve transportation efficiency and reduce emissions output. In the first half of 2024, ABF Freight increased usage of stackable containers to nearly 50%, moving more freight per trip while reducing emissions, a milestone recognized with the 2025 BNSF Railway Sustainability Award. ArcBest’s commitment to sustainability also earned recognition as one of Inbound Logistics’ 2025 G75 Green Supply Chain Partners and as a recipient of the EcoVadis Commitment Badge.

ABF Freight has long implemented practices to reduce fuel use and emissions, including voluntary speed limits, engine idle management, and strict maintenance schedules. Aerodynamic trailer aids over-the-road trailers and ongoing fleet upgrades further enhance fuel efficiency. We continue to replace aging equipment models with clean, fuel-efficient equipment. In 2025, we successfully completed a three-week pilot using an electric Class 8 truck in over-the-road operations, providing valuable insight into the potential of electric Class 8 trucks. Dock operations utilize forklifts powered by liquefied petroleum gas, which the EPA recognizes as a clean, alternative fuel. We have invested in a small number of electric forklifts, and electric yard tractors to replace diesel equipment. Additionally, MoLo operates from a LEED Gold-certified office facility in Chicago, featuring a green roof, smart lighting, energy-efficient HVAC systems, and additional eco-friendly features.

Contributions & Awards

Our culture is focused on quality service and responsibility, and our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise, and many serve as officers or board members of various philanthropic organizations. To help guide our actions in our giving efforts, we have outlined our three philanthropic pillars — Community, Education and People. In our corporate headquarters’ local community, we have long supported the United Way of Fort Smith Area and its partner organizations. In 2025, with employee support, we once again are a United Way Pacesetter, setting the standard for leadership and community support, and we earned the Chairman’s Award for 2024-2025 campaign efforts. Our employees are also great contributors of time to our local community through various volunteer activities.

In addition to the recognitions and awards previously mentioned in the Business section, ArcBest has been recognized with the following awards during 2025:

●	Inbound Logistics’ 2025 list of “Top 100 Truckers;”
●	Named to the 2025 “FleetOwner 500 For-Hire Fleets” list ranking No. 24, up three spots from 2024;
●	Fortune 1000 list of Top Companies, ranking No. 758 in 2025;
●	19th in the Commercial Carrier Journal’s 2025 list of “Top 250 For-Hire Carriers;”
●	Transport Topic’s 2025 list of “Top 100 For-Hire Carriers;”
●	Ranked No. 44 on Transport Topics “2025 Top 100 3PLs” list;
●	SupplyChainBrain’s 2025 list of “Top 100 Great Supply Chain Partners;” and
●	Inbound Logistics’ 2025 “Top 100 3PL Providers” as one of the best of the best third-party logistics companies.

Asset-Based Segment

ABF Freight received various awards during 2025 demonstrating commitment to quality and excellence, along with sustainability awards and recognitions, as previously detailed in the Business section.

●	Included in Project44’s “2025 Preferred Carriers” list as gold-tier carrier in the LTL category;
●	Named a FourKites Premier Carrier for the first half of 2025; and
●	Ranked No. 7 in the Journal of Commerce list of Top 25 LTL Carriers.

Asset-Light Segment

Our Asset-Light businesses received the following recognitions during 2025, in addition to those previously detailed in the Business section:

●	Named among the 100 “Top Freight Brokerage Firms” in Transport Topics for 2025;
●	MoLo was recognized as part of Built In’s “2025 Best Places to Work For” awards, earning a place in the “Best Places to Work in Chicago” and the “Best Midsize Places to Work in Chicago” categories;
●	MoLo recognized as a 2025 top “3PL & Cold Storage Provider” by Food Logistics;
●	MoLo and Panther were included in Project44’s “2025 Preferred Carriers” list as gold-tier carriers in the truckload category; and
●	Panther received the 2025 Empowerment Award from Expediter Services, in recognition for support of the Women-Owned Business Initiative, a collaborative effort between Expediter Services and the Women in Trucking Association.

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

ITEM 1A.RISK FACTORS

Our business is subject to a variety of material risks that we have identified and could also be affected by additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial. This Risk Factors section discusses the material risks relating to our business activities, including those affecting the transportation industry and our Company that are largely out of our control. If any of these risks or circumstances actually occur, it could materially harm our business, results of operations, financial condition, and cash flows; impair our ability to implement business plans or complete development activities as scheduled; and/or result in a decline in the market price of our common stock.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

An interruption, failure, perceived or actual data breach, or cybersecurity incident in the Information Technology (“IT”) systems that we depend on, including software programs and applications provided by third parties, could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning, availability, and security of our IT systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs and certain software applications provided by third parties that are integral to our business operations. Such third parties may host, store, transmit data or have access by means of connected IT systems to information about our business, customers, employees, and vendors. Our IT systems and third-party applications that we utilize are vulnerable to interruption by adverse weather conditions; natural disasters; power, internet, or telecommunications outages; computer viruses; and cybersecurity incidents such as denial of service, phishing, malware, artificial intelligence (“AI”)-enabled attacks, or other security or data breaches; as well as other events beyond our control. A failure or disruption in critical IT systems, including the applications provided by third parties, could adversely affect our operations, damage our reputation, result in a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to potential loss or litigation, and/or cause us to incur significant time and expense to remedy such an event. New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents.

We have limited control over the operation, quality, maintenance, or continued availability of services provided by our vendors, including third-party software providers whose systems we rely on for critical operations. We depend on the design and operating effectiveness of the internal controls of these providers and obtain assurance reports from independent service auditors engaged by our third-party software providers for systems in scope for our internal controls over financial reporting. However, we cannot ensure that these controls are adequate to prevent, detect, or correct misstatements or to mitigate system or operational vulnerabilities. Additionally, there is no guarantee that we will be able to maintain our software licensing arrangements that support key functions, or that we can renew or replace these arrangements on commercially reasonable terms or at all.

Some of our employees work remotely, including under hybrid work arrangements, which has increased demand for IT resources and heightened our exposure to unauthorized access to proprietary information or sensitive or confidential data and other cybersecurity incidents.

As AI capabilities improve and are increasingly adopted, including generative AI, we may see cybersecurity attacks perpetrated through AI, including an increase in the speed, scale, sophistication, and automation of such attacks. While we maintain property and cyber insurance, losses arising from a significant disaster or cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing. Additionally, it may be more difficult to defend against such attacks.

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

If we are unable to timely and effectively develop and implement new or enhanced technology or processes, or if we fail to realize the potential benefits thereof, we may suffer competitive disadvantages, loss of customers, or other consequences that could negatively impact our business, results of operations, and financial condition.

The transportation industry is experiencing rapid changes in technology, driven by the development and implementation of new and emerging technologies, including generative AI and machine learning, and enhancements in existing technology. New entrants to the market, including technology-centric or technology-enabled start-ups and emerging business models, have expanded the field of competition and increased pressure for innovation in the industry. Our customers may find alternatives to our services to meet their freight transportation and logistics needs.

We expect our customers will continue to demand more sophisticated technology-driven solutions, including advancements in processes, equipment, and facilities to address concerns over business efficiency, supply chain effectiveness, and sustainability. We have made, and continue to make, significant investments in technology, including enhancements to existing technology and the development of new and innovative solutions, such as software and physical assets that are in various stages of development and implementation. Our investments in technology are further described in “Technology” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. A number of factors are involved in determining proof of concept, and there can be no assurance that our technology implementations will be successful.

Our efforts and investments in technology innovation, including generative AI technologies, may continue to require significant ongoing research and development and implementation costs and may involve new or unforeseen risks and challenges, including heightened risks regarding data and information security, privacy, protection, and copyright infringement and, in the case of generative AI, potential compliance gaps in an emerging but fragmented regulatory environment. The success of our approach to innovation depends on market acceptance of our solutions and other factors, including our ability to:

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

We are still in the early stages of developing and deploying generative AI, a process that is particularly complex due to the use of sensitive, proprietary, and confidential data that could be leaked, as well as the potential flaws in algorithms and models, which may include biases, errors, and limitations in handling certain data types or scenarios, ultimately affecting the reliability of outputs. If we do not pursue technological advances or engage in innovation; if we fail to successfully or timely develop and deploy enhanced or new technology; if any enhanced or new technology does not yield the results we expect, or is developed by others; or if the decisions are made by us or our customers based on flawed AI or model outputs, we may be placed at a competitive disadvantage; lose customers; be led to make decisions that could bias certain individuals or classes of individuals and adversely impact their rights; incur higher than anticipated costs, including the possible impact of asset impairment or the write-off of software development costs; or fail to meet the goals of our internal growth strategy, any one of which could materially adversely impact our financial condition and results of operations.

Risks Related to Our Business

The loss of or reduction in business from multiple large customers or an overall reduction in our customer base could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We do not have a significant customer concentration. However, our customer relationships are generally not subject to long-term contractual obligations or minimum volume commitments, and we cannot ensure that our current customer relationships will continue at the same business levels or at all. If we were to lose all or a portion of the business of some of our large customers or if our customers were to demand pricing concessions for our services, require us to provide enhanced services at lower prices, or develop their own shipping and distribution capabilities, our business, results of operations, and cash flows could be materially adversely impacted. A reduction in our customer base or difficulty in collecting, or the inability to collect, payments from our customers due to pricing changes, economic hardship, or other factors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our initiatives to grow our business operations or to manage our cost structure to business levels may take longer than anticipated, may not generate adequate returns, or may not be successful.

Growing our service offerings requires ongoing investment in personnel and infrastructure, including operating and management information systems. Depending upon the timing and level of revenues generated from our growth initiatives, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved.

Our growth plans place significant demand on our management and operating personnel, and we may not be able to hire, train, upskill, and retain the appropriate personnel to manage and grow our services. We have incurred increased costs associated with long-term investment in the development of our owner-operator fleet and contract carrier capacity for our Asset-Light segment. As we focus on market opportunities for our asset-light solutions, we may also encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments, which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors and new competitive challenges, and we may not be able to successfully gain market share.

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

We may be unsuccessful in realizing all or any part of the anticipated benefits of future acquisitions. The cost, integration, and performance of any such acquisition may disrupt or adversely affect our business, results of operations, financial condition, and cash flows.

We evaluate acquisition candidates and may pursue opportunities to acquire assets and businesses that we believe will complement our existing assets and business or enhance our service offerings. However, we may be unable to generate sufficient revenue or earnings from any future acquired business to offset acquisition or investment costs, and the acquired business may fail to meet operational or strategic expectations. We may encounter difficulties integrating the assets, workforce, systems, and operations of acquired companies, including underestimating the resources needed to support an acquisition, which could prevent us from realizing the full anticipated benefits of the acquisition, including within the anticipated timeframe, or inhibit our ability to provide consistent, high-quality service to customers. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

The possible risks involved in acquisitions include, among others:

●	potential loss of customers, key employees, and third-party service providers;
●	potentially unacceptable qualification requirements for contract carriers or other third-party vendors;
●	potentially unfavorable, or adverse changes to, pre-existing contractual relationships;
●	difficulties and costs of synchronizing our policies, procedures, business culture, and benefits and compensation programs;
●	inability to integrate and maintain our internal controls over financial reporting;
●	difficulties related to additional or unanticipated regulatory and compliance issues;
●	adverse tax consequences; and
●	other unanticipated issues, expenses, and liabilities, including previously unknown liabilities, or legal proceedings which may arise, associated with the acquired business for which we have no, or are unable to secure, recourse under applicable indemnification or insurance provisions.

Due diligence procedures performed in evaluating acquisitions may not identify all risks that adversely impact the success of our transactions. Future acquisitions may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities, which could negatively impact our capitalization and financial position. Further, we may not be able to acquire businesses or assets in the future even though we may have incurred expenses in evaluating and pursuing strategic transactions.

Unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors may adversely affect our business and our stock price.

We could become subject to unfavorable advances by investor activists or receive unsolicited takeover proposals at an undervalued stock price. In the event that a third party makes an unsolicited takeover proposal or otherwise attempts to gain control of our Company, our review and consideration of such proposals may require our management to expend significant time and resources away from our primary operations. Such proposals may disrupt our business, including causing uncertainty among current and potential employees, customers, and other stakeholders, which could negatively impact our business, results of operations, and financial condition. Any perceived uncertainties as to our future direction also may adversely affect the market price and lead to pronounced volatility in the price of our common stock.

Damage to our corporate reputation may cause our business to suffer.

Our business depends, in part, on our ability to maintain the image of our brands. Service, performance, and safety issues, whether actual or perceived, and whether as a result of our actions or those of our third-party service providers, could adversely impact the image of our brands, including ArcBest, ABF Freight, Panther, MoLo, U-Pack, and Vaux. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, social and sustainability issues, and similar matters, whether or not justified, could also have a negative impact on our reputation. Despite our efforts to adapt to and address these concerns, our efforts may be insufficient and could result in the loss of business, including loss of customers, affect our ability to secure new customer relationships, and otherwise impede our growth initiatives. It is difficult to predict how our sustainability efforts, which may increase costs, will be evaluated by current and prospective investors or by our customers or business partners. Our industry may be generally disfavored by the investing community at large despite our sustainability efforts.

Our business is increasingly dependent on the internet for attracting and securing customers. The possibility that fraudulent behavior may confuse or deceive customers, including through the misuse of generative AI, which can produce inaccurate, biased, or misleading content, heightens the risk of reputational harm and could increase the time and expense required to protect and maintain the integrity of our brands. With the increased use of social media outlets, adverse publicity, even when based upon incorrect information or false statements, can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and, thus, have an adverse effect on our business, results of operations, financial condition, and the market price of our stock, as well as require additional resources to rebuild our reputation and restore the value of our brands.

Our corporate reputation and business depend on a variety of intellectual property rights, and the costs and resources expended to enforce or protect our rights or to defend against infringement claims could adversely impact our business, results of operations, and financial condition.

We have registered or are pursuing registration of various marks and designs as trademarks in the United States. We have also registered or are pursuing registration in certain other countries for some trademarks. At times, competitors may adopt service or trade names, logos, or designs similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. We have obtained or are pursuing patent protection on internally developed and certain purchased technology, including equipment and process patents in connection with Vaux. Competitors or other third parties could attempt to reproduce or reverse-engineer our patented technologies, or we could be subject to third-party claims of infringement. Any of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, patents, or other intellectual property, whether owned or licensed, could be challenged, invalidated, misappropriated, or infringed upon by third parties. Our efforts to obtain, enforce, or protect our proprietary rights, or to defend against third-party infringement claims, may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our corporate reputation, business, results of operations, and financial condition.

VauxTM technologies may not achieve market acceptance or generate adequate returns.

We have invested and expect to continue to invest significant resources in our suite of VauxTM technology offerings. These investments, including the following, may not be recovered if the technologies do not perform as intended, fail to gain traction in the logistics industry, or require ongoing investment at levels exceeding our expectations.

●	Vaux Freight Movement SystemTM, which transforms the way that freight is loaded, unloaded and transferred through the use of proprietary hardware, depends on successfully delivering operational reliability and compatibility with customer facilities.
●	Vaux Smart AutonomyTM, which includes combining autonomous mobile robot forklifts and reach trucks with fleet-management software and remote-teleoperation capabilities, must operate safely and consistently in complex, high-throughput logistics environments.
●	Vaux VisionTM, a 3D perception technology that transforms forklifts and reach trucks into mobile freight dimensioners, depends on accurate perception and data processing across varied warehouse conditions.

Even if these technologies are successfully developed, we may face challenges scaling production, integrating with customer operations, meeting regulatory requirements, and demonstrating sufficient operational or economic benefits to drive demand. Customer adoption may be slower than expected due to operational disruption concerns, competing priorities, or alternative technologies. Each of these Vaux initiatives involves substantial development and commercialization risks, and there is no assurance that they will achieve technical success, customer adoption, or financial returns. As a result, we may not recover the significant investments we have made and expect to continue making in these technologies, which could adversely affect our financial condition and long-term strategy.

Ineffective internal controls could negatively impact our business, results of operations, and reputation.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting, even if effective, only provide reasonable, not absolute, assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. If we are unable to establish adequate internal controls or if our internal controls do not consistently operate as designed, our business, operating results, and reputation could be harmed, and we could fail to meet our financial reporting and other obligations.

Risks Related to Our Industry

Disruptions in domestic or global manufacturing activity, supply chains, and related changes in producer and consumer spending could materially reduce our freight volumes and adversely affect our business.

Our operations depend on the steady production, movement, and consumption of goods. Widespread or prolonged disruptions—such as factory shutdowns, production slowdowns, shortages of raw materials or components, transportation bottlenecks, labor constraints, or changes in trade policy—can significantly reduce the volume of freight available to transport and alter producer and consumer spending patterns. These conditions may depress demand for transportation services, create volatility in shipping activity, and limit our ability to efficiently serve customers.

As a result of these types of events, we have experienced in the past and may experience in the future an inability to timely or cost-effectively obtain tractors, trailers, and other equipment necessary for our business. The extent, duration, and severity of such disruptions are unpredictable and largely outside our control. Any sustained reduction in freight volumes, delays in equipment availability, or shifts in shipping patterns resulting from these factors could negatively impact our revenue, operating performance, and overall ability to meet customer needs.

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

Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers. The competitive factors material to our business are the following:

●	Our Asset-Based segment competes primarily with nonunion motor carriers who generally have a lower fringe benefit cost structure than union carriers for freight-handling and driving personnel and have greater operating flexibility as they are subject to less-stringent labor work rules.
●	Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.
●	Enhanced visibility of capacity options in the marketplace is increasing, and customers may seek bids from multiple carriers for their shipping needs, which may generally depress prices or result in the loss of some business to our competitors.
●	In an excess capacity market, we may be unable to maintain the higher market-driven prices we obtained for our services in the tighter capacity environment, especially if there is a prolonged recessionary period in the freight environment as we have experienced in recent years. Alternatively, as market capacity tightens, customer demand may exceed available carrier capacity in the industry.
●	Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
●	Customers are increasingly focused on environmental concerns, including emissions, and may select transportation providers that are able to reduce emissions more readily or effectively through improvements to existing and emerging technologies, the adoption of alternative fuels, or carbon offsetting mechanisms.
●	Shippers may choose to build their own logistics capabilities, reducing or eliminating need for such services from our Asset-Based segment.

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

In recent years, original equipment manufacturers (“OEMs”) have significantly raised the prices of equipment, including new revenue equipment, due to supply chain disruptions and other challenges beyond our control, including, but not limited to geopolitical conflicts; increased costs of materials and labor, above normal inflation levels; and high interest rates, which impact equipment financing. Manufacturers have also raised prices, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies as described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. State-mandated emission-control requirements are likely to continue to impact the design of and cost of equipment and increase fuel costs for entire fleets that operate in interstate commerce. Increased prices of new equipment could lead to higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including owner-operators for portions of our Asset-Light segment operations, are also subject to increased regulations and higher equipment and fuel prices, which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry, which could lead to or exacerbate a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

We depend on suppliers for equipment, parts, and services that are critical to our operations, which may be difficult to procure in the event of decreased supply or other supply chain disruptions. From time to time, some OEMs of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change, leading to lower supply of tractors and trailers, higher prices and lengthened trade cycles. We have in the past and may again face reduced supply levels and/or increased acquisition costs for new tractors or trailers, as well as related parts and services, for our Asset-Based operations.

Fuel shortages, changes in fuel prices, or the inability to collect fuel surcharges, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

The transportation industry is dependent upon the availability of adequate fuel supplies. Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or hedging arrangements to protect against fuel price increases. The supply and price of fuel fluctuates greatly due to factors beyond our control, such as global supply and demand for crude oil and diesel, political events, legislation and regulation, military conflicts, price and supply decisions by oil producing countries and cartels, terrorist activities, and natural or man-made disasters. A disruption in our fuel supply or significant increases in fuel prices that are not offset by base freight rate increases or fuel surcharges could have a material adverse impact on our results of operations.

We also pay independent contractor drivers a fuel surcharge that increases with the increase in fuel prices in our Asset‑Light segment. A significant increase or rapid fluctuation in fuel prices could cause the fuel surcharge we pay to independent contractors to be higher than the revenue we receive under our customer fuel surcharge programs, which could adversely impact our results of operations.

Our Asset-Based segment and certain operations of our Asset-Light segment assess a fuel surcharge based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight or revenue per shipment and, consequently, our revenues, and the revenue decline may be disproportionate to the corresponding decline in our fuel costs.

Risks Related to Employees and Benefits

Difficulty attracting, retaining, and upskilling employees, or ABF Freight’s inability to reach agreement on future collective bargaining agreements, could result in labor inefficiencies, disruptions, stoppages, or delayed growth.

In certain markets, we continue to experience challenges with hiring an adequate number of qualified drivers and freight-handlers. The available pool of drivers is expected to continue to decline as retirements accelerate in the current driver workforce and recruitment and retention may be further impacted by government regulations or legislative actions, such as the recent English proficiency and domicile mandates. The expansion of flexible work options in recent years has provided more employment opportunities for those in professional roles, including our IT roles, making attraction and retention more complex. If wage inflation continues for noncontractual professional roles, our labor costs will increase. If we encounter difficulty in attracting and retaining employees, including qualified drivers, freight-handlers, and professional personnel, we could incur higher recruiting expenses or a loss of business, and our profitability and ability to grow could be adversely affected. If AI and other technological innovations accelerate the need for upskilling of employees or increase the resources necessary to carry out such training, we could incur higher training-related costs, and our profitability and ability to grow could be negatively impacted.

A significant portion of the employees in our Asset-Based segment are covered under the collective bargaining agreement between ABF Freight and the IBT. If we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs. There can be no assurance that we will be able to agree on acceptable terms for the next contract period or, if agreed upon, that those terms will be favorable to us in future collective bargaining agreements, which may result in higher labor costs, insufficient operational flexibility, a work stoppage, the loss of customers, or other events that could have a material adverse effect on our business. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

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

The multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s obligations to these plans are generally specified in the 2023 ABF NMFA and other related supplemental agreements, as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These pension plans provide the best retirement benefits in the industry. However, when compared to competitors, ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of the Asset-Based segment’s wage and benefit cost structure on its operating results in discussions with the IBT. Through the term of its current collective bargaining agreement, ABF Freight’s multiemployer pension obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Certain legislative actions that became effective in recent years include provisions to improve funding for multiemployer pension plans, as further discussed in Note I to our consolidated financial statements included in Part II, Item 8 of this

Annual Report on Form 10-K. However, despite such legislative actions, we may still trigger withdrawal liability through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses. We continue to monitor the impact of legislative actions on the funding status of the multiemployer pension plans to which ABF Freight contributes; however, we cannot determine with any certainty the minimum contributions that will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

Risks Related to Third Parties

We depend on services provided by third parties and could be adversely impacted by increased costs or disruption of these services, and claims arising from these services.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements; higher prices, including fuel surcharges; as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth or higher shipment levels, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers and result in loss of business or customer loyalty. In addition, third-party providers can be expected to increase their prices based on market conditions or to cover increases in their operating expenses. If we are unable to increase the prices we charge to our customers in response, or if we are unable to secure sufficient third-party services to expand our capacity, add additional routes, or meet our commitments to our customers, there could be a material adverse impact on our operations, revenues, profitability and customer relationships.

Our ability to secure the services of third-party service providers is affected by many risks beyond our control, including unfavorable pricing conditions; the shortage of quality third-party providers, including owner-operators and drivers of contracted carriers for our Asset-Light segment; shortages in available cargo capacity of third parties; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in government regulations affecting the transportation industry and their related impact on operations, such as hours-of-service rules, the electronic logging device (“ELD”) mandate, and recent federal executive orders relating to English language proficiency, commercial driver licenses, and domicile requirements; labor disputes; or a significant interruption in service or stoppage in third-party transportation services. Each of these risks could have a material adverse effect on the operating results of our Asset-Light segment.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with the operations of our Asset-Light segment, which are dependent on third-party contract carriers. From time to time, the drivers who are owner-operators, independent contractors, or employees working for third-party carriers that we contract with are involved in accidents or incidents that may result in cargo loss or damage, other property damage, or serious personal injuries including death, which may result in claims asserted against us. We or our subsidiaries could be held directly responsible for these third-party claims and, regardless of ultimate liability, may incur significant costs and expenses in defending these claims or through settlements, even in cases where we believe we have meritorious claims or defenses. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims, or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our engagement of independent contractor drivers to provide a portion of the capacity for our Asset-Light segment exposes us to different risks than we face with our employee drivers, which could have an adverse effect on our business.

The driver fleet for portions of our Asset-Light segment is made up of independent owner-operators and individuals. We face intense competition in attracting and retaining qualified owner-operators from the available pool of drivers and fleets, and we may be required to increase owner-operator compensation or take other measures to remain an attractive option for owner-operators. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in owner-operator compensation, our services may be less competitive. Furthermore, as independent owner-operators and individuals are third-party service providers, rather than our employees, they may decline loads of freight from time to time, which may impede our ability to deliver freight in a timely manner or result in increased expenses to do so.

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

The nature of our business, including both our Asset-Based and Asset-Light segments, exposes us to the potential for various claims and litigation, including class-action litigation and other legal proceedings brought by customers, suppliers, employees, or other parties, related to labor and employment, including wage and hour claims; competitive matters; personal injury; property damage; cargo claims; safety and contract compliance; environmental liability; and other matters, such as the matters, if any, described in Item 3 (Legal Proceedings) included in Part I of, or otherwise disclosed in, this Annual Report on Form 10-K. We are subject to risk and uncertainties related to liabilities, including damages, fines, penalties, and substantial legal and related costs, that may result from claims and litigation arising from either segment of our business.

We could be held liable for personal injury, property damage, and cargo claims arising not only in connection with the trucks we operate, but also from trucks that are operated by contracted owner-operators and brokered third-party carriers. Courts across the United States have reached differing conclusions regarding whether federal law preempts state-law negligent selection of motor carrier claims asserted against freight brokers. The U.S. Supreme Court is reviewing this issue in Montgomery v Caribe Transport II, LLC with a hearing date set for March 2026. The outcome of this case, as well as future judicial or regulatory developments, could expand the circumstances under which freight brokers may be subject to state-law negligent selection or similar claims. The elimination or limitation of federal preemption could increase our litigation exposure, lead to higher insurance premiums or make obtaining adequate insurance coverage more difficult, and result in additional compliance and operational burdens related to carrier selection and monitoring.

Some or all of our expenditures to defend or settle claims and litigation may not be covered by insurance or could impact our cost of, and ability to obtain, insurance in the future. Litigation can be disruptive to normal business operations and could require a substantial amount of time and effort from our management team. Further, because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Any litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings.

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

We are also subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts, and other obligations related to data privacy, including customer and employee data. As a provider of worldwide transportation and logistics services, we collect and process significant amounts of customer data daily. In recent years, governments and consumer groups have called for increased transparency in how customer data is utilized and how customers and employees can control the use and storage of their data. Complying with existing or new data protection laws and regulations may increase our compliance costs or require us to modify our data handling practices. Non-compliance could result in governmental or consumer actions against us, and even perceived non-compliance may adversely impact our reputation, operating results and financial condition. The uncertainty of the interpretation and enforcement of these laws, and their increasing scope and complexity, create regulatory risks that will likely increase over time. Additionally, if third parties or others violate obligations and restrictions with respect to data privacy and security, such violations may also put our customers’ or employees’ information at risk and could in turn have a material adverse effect on our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with current and future environmental laws and regulations may be significant and could adversely impact our results of operations.

Our Asset-Based facilities are subject to federal, state and local environmental laws and regulations relating to, among other areas: underground and aboveground storage tanks for fuel and oil storage, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may be subject to substantial fines, civil penalties, or litigation if we fail to obtain proper certifications or permits or if we do not comply with required environmental inspections, testing provisions, and consent decrees. Under certain environmental laws, we could be subject to strict liability for any clean-up costs relating to contamination at our past or present facilities, including those occurring prior to ownership or use of such facilities, and at third-party waste disposal sites.

We routinely transport or arrange for the transportation of hazardous materials and explosives, which involves risks such as leakage, environmental damage, a spill or accident involving hazardous substances, and hazardous waste disposal, as well as costs associated with the environmental clean-up of fuel spillage from our vehicles. We may also be subject to claims from third parties and bear liability for any damage or injury that occurs as a result of these operations.

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

Concern over climate change has led to increased legislative and regulatory efforts to limit carbon and other GHG emissions in certain states and additional legislation is possible in the future. Emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us and may require changes in our operating practices, impair equipment productivity, or require additional reporting disclosures. Compliance with such laws and regulations may also increase our exposure to litigation or governmental investigations or proceedings. We may also encounter difficulties in collecting and managing data that impact timely compliance or incur significant costs to comply with increased regulation regarding environmental monitoring and reporting disclosure requirements, including those described in “Environmental and Other Government Regulations” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements, which could result in increased costs, related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Although we cannot predict the effect of future regulation or customer requirements, our compliance with such requirements could have an adverse impact on our cost structure, business, or results of operations.

Risks Related to Financial Considerations

We are subject to interest rate risk and certain covenants under our financing arrangements. A default under these financing arrangements or changes in regulations could impact the availability of funds or our borrowing costs.

We are affected by the instability in the financial and credit markets, which from time to time has created volatility in various interest rates and returns on invested assets. We are subject to market risk due to variable interest rates on borrowings on our accounts receivable securitization program (“A/R Securitization”) and the revolving credit facility (“Credit Facility”) under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). Changes in interest rates may increase our financing costs related to future borrowings under our Credit Facility, future borrowings against our A/R Securitization, new notes payable or finance lease arrangements, or additional sources of financing. Interest rates are highly sensitive to many factors, including inflation, governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Furthermore, future financial market disruptions may adversely affect our ability to refinance, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.

Our Credit Agreement and A/R Securitization contain customary financial and other restrictive covenants. Failing to achieve certain required financial ratios could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies. If we default under the terms of the Credit Agreement or our A/R Securitization and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, any borrowings under such facilities could be immediately declared due and payable. An event of default under either of these facilities could constitute automatic default on the other facility and could trigger cross-default provisions in our outstanding notes payable and other financing agreements unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or A/R Securitization, the lender of the A/R Securitization could proceed against the collateral by which that facility is secured, our borrowing capacity may be limited, or one or both of the facilities could be terminated. If acceleration of outstanding borrowings occurs or if one or both of the facilities is terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be favorable or acceptable. A default under the Credit Agreement or A/R Securitization, changes in regulations that impact the availability of funds or our borrowing costs, or our inability to renew our financing arrangements with terms that are acceptable to us, could have a material adverse effect on our liquidity and financial condition.

Our business is capital intensive. If we are unable to generate sufficient cash from operations, our growth and profitability could be limited due to significant ongoing capital expenditure requirements.

Our business requires significant capital expenditures, which we finance through various sources, including cash flows from operations, borrowings under our Credit Facility and A/R Securitization, and notes payable. We continue to invest significantly in our revenue equipment fleet. If we are unable to generate sufficient cash over an extended period of time from operations to fund our capital requirements, we may have to limit our growth, including our ability to invest in technological initiatives that drive business efficiencies; utilize our existing liquidity or enter into additional financing arrangements, including leasing arrangements; or be forced to operate our revenue equipment for longer periods resulting in increased maintenance costs, any of which could negatively impact our financial condition and results of operations.

Claims expenses, the cost of maintaining our insurance, or the loss of our ability to self-insure could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for cargo loss or damage, property damage, personal injury, and workers’ compensation related to accidents or events occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize, for our actions in retaining their services, or for loss or damage to our customers’ goods or other damages for which we are alleged or may be determined to be responsible. Such claims against us and associated costs and legal expenses may not be covered by insurance policies or, when covered by insurance policies, which are subject to self-insured retentions and coverage limits, may exceed the amount of insurance coverage or our established reserves. Trends of higher third-party casualty claims exposure in recent years have increased, and may continue to increase, our claims costs. If the frequency and/or severity of claims increase, as experienced in recent years, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results.

We are primarily self-insured for workers’ compensation, third-party casualty loss, and cargo loss and damage claims for the operations of our Asset-Based segment and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase, and obtaining adequate levels of insurance coverage could be difficult. Our self-insurance program for third-party automobile casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if we were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking/logistics sector, our insurance costs or collateral requirements could materially increase, or we could experience difficulties in finding insurance in excess of our self-insured retention limits. In recent years, many insurance companies have completely stopped offering coverage to trucking and logistics companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums or retention levels as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. Our insurance premiums, deductibles, and self-insurance retention levels, which are discussed in “Insurance” within Part I, Item 1 (Business) of this Annual Report on Form 10-K, have increased and could further increase in the future due to market conditions or if our claims experience worsens. The impact of climate change, including its effect on weather-related events which may disrupt our operations or damage our property and equipment, may increase our claims liabilities and the cost to obtain adequate insurance coverage for our business. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

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

Impairment of our long-lived assets and our goodwill and intangible assets could adversely affect our financial condition and results of operations.

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Determination that certain long-lived assets are no longer needed for the strategic growth of our business may result in impairment charges. See Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our impairment charges.

Our goodwill and indefinite-lived intangible asset, which are subject to annual impairment evaluations, are associated with acquisitions in the Asset-Light segment. Our annual impairment evaluations for goodwill produced no indication of impairment of the recorded balances in recent years. Our annual impairment evaluation of our indefinite-lived intangible asset resulted in an impairment charge to write down the carrying value of our Panther trade name to the indicated fair value (see Notes C and D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). There can be no assurance that an impairment of our goodwill or further impairment of our indefinite-lived intangible asset will not occur in the future.

Given the uncertainties regarding the economic environment, there can be no assurance that our estimates and assumptions made for purposes of impairment evaluations and accounting estimates will prove to be accurate. Significant declines in business levels or other changes in cash flow assumptions, or other factors that negatively impact the fair value of the operations of our reporting units, could result in impairment and noncash write-off of a significant portion of our long‑lived assets, goodwill, and intangible assets.

Risks Related to Other External Conditions

We, or the third parties who provide services for us, may be adversely affected by external events for which our business continuity plans may not adequately prepare us.

External events, including, but not limited to, the occurrence of natural disasters, public health crises, geopolitical conflicts, acts of terrorism or war, cybersecurity incidents, and trade restrictions could significantly impact our ability to conduct business. Although we have business continuity plans in place, there is no guarantee that our plans have adequately addressed every possible risk and can be successfully or timely implemented. We may incur substantial expenses with the implementation of our business continuity plans, and there is no guarantee that our business, financial condition, and results of operations will not be materially impacted. Many of the other risks discussed in this Risk Factors section may be heightened by such events, including those impacted by U.S. and global economic outlook.

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control.

Our business is cyclical in nature and tends to reflect general economic conditions, which can be impacted by government actions, including changes in tax laws, suspension of government operations, imposition of trade tariffs, or volatility in U.S. trade policy. The imposition of baseline tariffs on product imports from almost all countries and individualized higher tariffs on certain countries and products, along with frequent changes in tariff policy, have caused uncertainty and volatility in financial markets. Our performance is affected by recessionary economic cycles, inflation, labor and supply shortages, and downturns in customers’ business cycles and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case primarily in the North American economy, and capacity in the trucking industry as well as our customers’ inventory levels and freight profile characteristics. We are also subject to risks related to disruption of world markets that could affect shipments between countries and could adversely affect the volume of freight and related pricing in the markets we serve. Changes to U.S. or international trade policy or other global trade impacts could result in increased cost for goods transported globally, which may lead to reduced consumer demand, or trading partners could limit trades with countries that impose anti-trade measures, which may lead to a lower volume of trading activity. International security concerns, geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, could continue to have a material adverse effect on trade activity.

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

Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, which could negatively impact our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Customers encountering adverse economic conditions or facing credit issues could experience cash flow difficulties, increasing the potential for payment delays or uncollectible accounts receivable. As a result, we may be required to increase our allowances for uncollectible accounts receivable. Our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend unsecured credit to these customers, which increases our exposure to uncollectible receivables.

Our business and results of operations could be impacted by seasonal fluctuations, adverse weather conditions, natural disasters, and climate change.

Our operations are, and may in the future be, impacted by seasonal fluctuations and, at times, inclement weather conditions that affect employee working conditions, tonnage and shipment levels, demand for our services, and operating costs, which in turn may impact our revenues and operating results, as further described in “Seasonality” within Part I, Item 1 (Business) of this Annual Report on Form 10-K. Severe weather events, including those influenced by climate change, and natural disasters could disrupt our operations or the operations of our customers or third-party service providers, damage existing infrastructure, destroy our assets, affect regional economies, or disrupt fuel supplies or increase fuel costs, any of which could adversely affect our business levels and operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

We prioritize the management of cybersecurity risk and the protection of information across the Company by embedding data protection and cybersecurity risk management in our operations. The Company follows the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and other industry standards and applicable laws and regulations to assess and manage cybersecurity risks within our services, infrastructure, and corporate resources. Our processes for identifying, assessing, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes through a layered governance structure.

The Company maintains an enterprise-wide risk management (“ERM”) process to identify, assess, and monitor risks that are or may become material to our business. Our ERM process includes participation by senior management, other leaders, and employees across the business in surveys and discussions about the risk environment with certain members of senior management and management level leaders meeting quarterly to discuss the Company’s top risks as identified through our ERM process. For each top risk, metrics that indicate how the risk is trending are monitored as part of the ERM process. Cybersecurity is considered an inherent top risk by the Company.

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

We utilize various tools and security technology to help us deter, detect, identify, and respond to potential cybersecurity threats. Annually, we undergo external evaluations by third-party consulting services, including the performance of penetration testing and vulnerability scanning. With respect to third-party service providers, we generally require our vendors to maintain security controls to protect confidential information and data, and we perform risk assessments of IT vendors, including their ability to protect data from unauthorized access. When the Company learns of a cybersecurity incident at a third-party service provider, the Company’s respective department contacts maintain communication with the third-party service provider and communicate the incident to our Chief Technology Officer (“CTO”).

As described in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K, our operations rely on the secure processing, storage, and transmission of confidential and other information in our IT systems and networks. Computer viruses and other events beyond our control, including cybersecurity attacks and other cyber incidents, such as denial of service, system failure, security breach, intentional or inadvertent acts by employees or vendors with access to our systems or data, or disruption by malware, could expose our IT systems and those of our vendors to system interruptions, impacting the availability, reliability, speed, accuracy, and other proper functioning of these systems or result in the release of proprietary information or sensitive or confidential data, any of which could materially and adversely affect our business. Because the sophistication of cybersecurity threats is increasing and new techniques for attack are being developed rapidly, including attacks enabled by artificial intelligence, we cannot be certain that the controls and preventative actions that we have implemented to reduce the risk of cybersecurity incidents and to protect our systems will be effective in preventing a cybersecurity incident from materializing. While we have experienced minor cybersecurity incidents, we are not aware of any material cybersecurity incidents that occurred during the years ended December 31, 2025, 2024, or 2023.

Governance

Our Audit Committee, with delegated authority from our Board of Directors, has primary oversight of cybersecurity risks.

Our CTO and Director, Information Security are responsible for oversight of the Company’s cybersecurity program, implementation and compliance of our information security standards, and mitigation of information security-related risks. Our CTO, with almost 40 years of IT experience and an undergraduate degree in Computer and Information Science, has served in his current role for more than five years and previously served as our director of infrastructure management for 12 years. Our CTO reports directly to the Company’s Chief Innovation Officer who reports directly to the Company’s President and Chief Executive Officer. Our Director, Information Security, who reports to our CTO, has over 30 years of IT experience, including over 20 years in information security; a Master of Business Administration; an undergraduate degree in Computer Information Systems and Quantitative Analysis; and is a Certified Information Systems Security Professional.

We have established several management-level committees to support our cybersecurity risk management and incident response efforts.

●	The Information Security Committee is a forum of cross-functional members of management that provides strategic oversight, evaluates emerging risks and regulations, and ensures alignment of cybersecurity initiatives with company goals.
●	The Risk Management Committee monitors enterprise-wide risk, reviewing programs and processes related to information security, third-party risks, vendor management, business disruption, business continuity, and disaster recovery, while identifying potential gaps and regulatory impacts.
●	The Cybersecurity Incident Response Team coordinates communication and the necessary personnel required to successfully respond in the event of a suspected cybersecurity incident.
●	The Cybersecurity Incident Reporting Committee assesses the materiality of cybersecurity incidents from a Securities and Exchange Commission reporting standpoint and informs the Audit Committee of incidents when necessary.

The CTO provides a quarterly cybersecurity risk update and presents an annual cybersecurity review to our Board of Directors. We also conduct mandatory company-wide security awareness training and periodic phishing tests and generally seek to promote awareness of cybersecurity risks through regular communication and education of our employees. If an employee fails a certain number of phishing exercises, the employee is required to complete phishing training acknowledgment, and their manager is required to meet with them to discuss the results of the training.

ITEM 2.PROPERTIES

The Company owns its corporate headquarters campus and leases its innovation facility, both located in Fort Smith, Arkansas. Management believes that its principal properties—including the corporate headquarters, the innovation facility, and the facilities supporting its Asset‑Based and Asset‑Light segments described below—are suitable and adequate for current operational needs.

Asset-Based Segment

The Company owns or leases facilities that support its Asset-Based segment, including its owned Asset-Based headquarters campus in Fort Smith, Arkansas, as well as 229 service centers and 10 distribution centers located throughout the United States, Puerto Rico and Canada. As of December 31, 2025, the service centers and distribution centers collectively had over 9,600 doors. The Company owns 109 service centers and 9 distribution centers, with the remaining facilities leased. The locations of the Asset-Based distribution centers are as follows:

No. of Doors
Owned:
South Chicago, Illinois	340
Carlisle, Pennsylvania	333
Dayton, Ohio	330
Kansas City, Missouri	252
Atlanta, Georgia	226
North Little Rock, Arkansas	196
Dallas, Texas	196
Winston-Salem, North Carolina	150
Albuquerque, New Mexico	85

Leased from nonaffiliate:
Salt Lake City, Utah	89

Asset-Light Segment

The principal offices of the Asset-Light Segment are located at the Company’s corporate headquarters campus in Fort Smith, Arkansas. The Company also owns or leases additional office space for this segment, including the owned Panther building in Medina, Ohio; leased MoLo offices in Chicago, Illinois; and leased offices in Fayetteville, Arkansas.

ITEM 3.LEGAL PROCEEDINGS

A number of legal actions are pending, most of which arise in the ordinary course of business. The Company maintains liability insurance for certain risks associated with its operations, subject to self‑insured retention limits. The Company has recorded accruals for certain legal, environmental, and self‑insurance matters. Based on information currently available, management does not expect these matters, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Additional information regarding legal matters and other events is included in Note N to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10‑K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation trades on the Nasdaq Global Select Market under the symbol “ARCB.” As of February 20, 2026, there were 22,295,803 shares of the Company’s common stock outstanding, which were held by 160 stockholders of record. A substantially greater number of holders of ArcBest Corporation common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

On January 27, 2026, the board of directors of the Company (the “Board of Directors”) declared a quarterly dividend of $0.12 per share to stockholders of record as of February 10, 2026. The Company expects to continue to pay quarterly dividends in the foreseeable future. However, any future dividends will be at the discretion of the Board of Directors and will depend on our future earnings, capital requirements, financial condition and other relevant factors, including the contractual restrictions on dividend payments under the Company’s Fifth Amended and Restated Credit Agreement.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Board of Directors has authorized extensions of the common stock repurchase program since it was first authorized in 2003. Most recently, in September 2025, the Board of Directors reauthorized the program and increased the total amount available for purchases of the Company’s common stock under the program to $125.0 million.

During 2025, the Company purchased 1,025,524 shares of its common stock for an aggregate cost of $75.6 million, including excise taxes. During the three months ended December 31, 2025, the Company purchased 247,616 shares, leaving $104.7 million remaining under the Company’s share repurchase program at December 31, 2025.

			(c)	(d)
			Total Number of	Maximum
	(a)	(b)	Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Plans or Programs	Under the Plans or Programs

	(in thousands, except share and per share data)
10/1/2025-10/31/2025	80,916	$72.90	80,916	$116,251
11/1/2025-11/30/2025	84,091	65.27	84,091	$110,762
12/1/2025-12/31/2025	82,609	73.23	82,609	$104,713
Total	247,616	$70.42	247,616
(1)	Represents the weighted average price paid per common share including commission.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion‑dollar integrated logistics company that leverages technology and a full suite of solutions across multiple modes of transportation to meet our customers’ supply chain needs. Our operations are conducted through two reportable operating segments:

●	Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”); and
●	Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries.

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

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. MD&A includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in Part I (Forward-Looking Statements) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. MD&A is comprised of the following:

●	Results of Operations includes:
●	an overview of consolidated results with 2025 compared to 2024, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) reconciliation to net income;
●	a financial summary and analysis of our Asset-Based segment results of 2025 compared to 2024, including a discussion of key actions and events that impacted the results;
●	a financial summary and analysis of our Asset-Light segment results for 2025 compared to 2024, including a discussion of key actions and events that impacted the results; and
●	a discussion of other matters impacting operating results, including effects of inflation, current economic conditions, environmental and legal matters, and information technology and cybersecurity.
●	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity, and contractual cash obligations, including a discussion of financing arrangements and financial commitments.
●	Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.
●	Critical Accounting Policies and Estimates discusses those accounting policies that are important to understanding certain material judgments and assumptions incorporated in the reported financial results.
●	Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but may have a material effect on our future results of operations or financial condition.

RESULTS OF OPERATIONS

This Results of Operations section of MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10‑K can be found in the Results of Operations section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Consolidated Results

	Year Ended December 31
	2025	2024	2023

	(in thousands, except per share data)
REVENUES
Asset-Based	$2,734,871	$2,750,134	$2,871,004
Asset-Light	1,407,436	1,552,936	1,680,645
Other and eliminations	(132,149)	(124,051)	(124,206)
Total consolidated revenues	$4,010,158	$4,179,019	$4,427,443

OPERATING INCOME (LOSS)
Asset-Based	$171,995	$242,603	$253,152
Asset-Light	(15,261)	58,444	(12,271)
Other and eliminations	(66,425)	(56,613)	(68,262)
Total consolidated operating income	$90,309	$244,434	$172,619

NET INCOME FROM CONTINUING OPERATIONS	$60,098	$173,361	$142,164

INCOME FROM DISCONTINUED OPERATIONS, net of tax(1)	—	600	53,269

NET INCOME	$60,098	$173,961	$195,433

DILUTED EARNINGS PER COMMON SHARE(2)
Continuing operations	$2.62	$7.28	$5.77
Discontinued operations(1)	—	0.03	2.16
Total diluted earnings per common share	$2.62	$7.30	$7.93
(1)	Discontinued operations represents the FleetNet segment, which sold on February 28, 2023, as previously discussed. The year ended December 31, 2024 represents adjustments related to the prior year gain on sale of FleetNet.
(2)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

Our consolidated revenues, which totaled $4.0 billion for 2025, decreased 4.0% compared to 2024. The revenue decline is primarily attributable to lower market rates and shipment levels for our Asset-Light shipping and logistics services in a soft market environment, which resulted in a decrease in Asset-Light revenues of 9.4%. Lower revenue per shipment, partially offset by higher shipment levels in our Asset-Based segment, resulted in a 0.6% decrease in Asset-Based revenues and contributed to the year-over-year decrease in consolidated revenues for 2025. The elimination of intersegment revenues reported within the “Other and eliminations” line of consolidated revenues increased 6.7% for 2025, compared to 2024, reflecting year-over-year changes in intersegment business levels among our operating segments.

Our Asset-Based billed revenue per hundredweight, including fuel surcharges, decreased 1.3% for 2025, compared to 2024. The decrease was driven by a shift in freight profile, including fewer shipments from existing customers in the manufacturing sector and the decrease in the fuel surcharge revenue associated with lower fuel prices. Tonnage per day increased 1.2% for 2025, compared to the prior year, supported by higher daily shipment volumes, despite a softer market environment driven in part by continued weakness in the manufacturing sector.

The decrease in revenues of our Asset-Light segment for 2025, compared to 2024, was impacted by a 7.4% decline in revenue per shipment associated with soft market conditions and changes in business mix, including a higher mix of managed transportation business, as well as a 1.8% decrease in shipments per day. Our Asset-Light segment generated approximately 34% and 36% of total revenues before other revenues and intercompany eliminations for 2025 and 2024, respectively.

Consolidated operating income decreased $154.1 million year-over-year to an operating income of $90.3 million in 2025, reflecting the revenue decline, increases in Asset-Based segment salaries, wages and benefits; and the reduction in the contingent earnout consideration accrual during 2024, offset by lower purchased transportation costs and lower employee costs in the Asset-Light segment. Segment operating expenses are further described in the Asset-Based Segment Results and Asset-Light Segment Results sections of Results of Operations. In addition to the results of our operating segments, the year-over-year comparison of consolidated operating income was also impacted by items described in the following paragraphs.

Innovative technology costs impacted consolidated segment results during 2025 and 2024, including costs associated with our Vaux suite – Vaux Freight Movement System™, Vaux Smart Autonomy™, and Vaux Vision™. Certain costs related to Vaux and other initiatives to optimize performance through technological innovation are reported in the “Other and eliminations” line of consolidated operating income. These combined costs decreased consolidated results by $29.1 million (pre-tax), or $22.2 million (after-tax) and $0.97 per diluted share, for 2025, compared to $34.1 million (pre-tax), or $26.1 million (after-tax) and $1.10 per diluted share, for 2024.

The liability for contingent earnout consideration recorded for the MoLo® acquisition was remeasured at each quarterly reporting date, and any change in fair value as a result of the recurring assessments was recognized in operating income. Consolidated operating results increased by $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.09 per diluted share for 2025 and by $90.3 million (pre-tax), or $67.9 million (after-tax) and $2.85 per diluted share for 2024, in each case due to quarterly remeasurements, which resulted in a lower liability of the contingent earnout consideration. During 2025, the liability was reduced to zero as the earnout calculation did not meet the threshold for an earnout payment based on adjusted earnings before interest, taxes, depreciation and amortization, for 2025. Remeasurement calculations related to the prior year contingent earnout consideration are further discussed in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company recognized noncash asset impairment charges during fourth quarter 2025 related to the indefinite-lived Panther trade name within the Asset-Light segment and the write-off of certain obsolete assets utilized in our Vaux suite, which reduced operating results by $12.0 million (pre-tax), or $9.1 million (after-tax) and $0.40 per diluted share for the year ended December 31, 2025. Asset impairment charges were recognized during fourth quarter 2024 for certain revenue equipment and software as part of a strategic decision to adjust capacity within Asset-Light’s operations, which reduced operating results by $1.7 million (pre-tax), or $1.3 million (after-tax) and $0.05 per diluted share, for the year ended December 31, 2024. Remeasurement of the intangible and long-lived assets, operating right-of-use assets, and leasehold improvements is further discussed within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated operating results benefited from the sale of certain properties, including two former service center locations, during the third quarter of 2025, which resulted in a net gain of $15.7 million (pre-tax), or $11.8 million (after-tax) and $0.51 per diluted share, for the year ended December 31, 2025.

During 2024, consolidated net income and earnings per share were impacted by a one-time, noncash impairment charge of $28.7 million (pre-tax), or $21.6 million (after-tax) and $0.91 per diluted share, to write off our equity investment in Phantom Auto, a provider of human‑centered remote operation software, which ceased operations during the first quarter of 2024. The charge was recognized in “Other, net” within “Other income (costs).” The write-off of our equity investment is further described within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax effects from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A and in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $3.3 million and $0.15 per diluted share in 2025, and $3.3 million and $0.14 per diluted share in 2024. The vesting of restricted stock units resulted in a tax expense of $1.0 million and $0.04 per diluted share for 2025, compared to a tax benefit of $11.3 million and $0.47 per diluted share in 2024.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report our financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios, such as Adjusted EBITDA, utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. Accordingly, using these measures improves comparability between current and prior results and provides important information to our analysis of performance trends because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Adjusted EBITDA as a key performance measure and for business planning. The measure is particularly meaningful for analysis of our operating performance, because it excludes amortization of acquired intangibles and software of the Asset-Light segment, changes in the fair value of contingent earnout consideration and our equity investment, asset impairment charges, and certain legal settlement expenses of the Asset-Light segment, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate Adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Adjusted EBITDA should not be construed as a better measurement than operating income, net income, or earnings per share, as determined under GAAP. The following table presents a reconciliation of Adjusted EBITDA to our net income, which is the most directly comparable GAAP measure for the periods presented.

	Year Ended December 31
	2025	2024	2023

	(in thousands)
Net Income from Continuing Operations	$60,098	$173,361	$142,164
Interest and other related financing costs	12,363	8,980	9,094
Income tax provision	22,997	45,353	44,751
Depreciation and amortization(1)	170,335	149,087	145,349
Amortization of share-based compensation	10,575	11,355	11,385
Change in fair value of contingent consideration(2)	(2,650)	(90,250)	(19,100)
Asset impairment charges(3)	12,037	1,700	30,162
Legal settlement(4)	—	274	9,500
Change in fair value of equity investment(5)	—	28,739	(3,739)
Consolidated Adjusted EBITDA from Continuing Operations	$285,755	$328,599	$369,566

(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.
(3)	The 2025 period represents noncash asset impairment charges recognized during fourth quarter 2025 related to the indefinite-lived Panther trade name within the Asset-Light segment and the write-off of certain obsolete assets utilized within the Vaux suite. The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. The 2023 period represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025.
(5)	Represents a noncash impairment charge to write off our equity investment in Phantom Auto, as previously discussed.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight, one of North America’s largest less-than-truckload (“LTL”) carriers and a wholly owned subsidiary of the Company, and certain other subsidiaries. Our customers trust the LTL solutions ABF Freight has provided for over a century and rely on our unwavering commitment to quality, safety, and customer service to solve their transportation challenges, including through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to utilize technology to drive efficiency and productivity. We are also committed to our deepening customer relationships to navigate challenges now and in the future.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Item 1 (Business) and in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the years ended December 31, 2025, 2024, and 2023.

In addition to the overall customer demand for Asset-Based transportation services, including the impact of economic factors, key indicators, as outlined below, are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Based segment. We quantify certain key indicators using key operating statistics, which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset-Based segment:

Key indicator	Key operating statistic	Definition
Volume of transportation services through our network, which influences operating leverage	Tonnage per day (average daily shipment weight)	Total weight of shipments processed during the period in U.S. tons divided by the number of workdays in the period.
	Shipments per day	Total number of shipments moving through the Asset-Based freight network during the period divided by the number of workdays in the period.
	Weight per shipment	Total weight of shipments processed during the period in U.S. pounds divided by the number of shipments during the period.
Average length of haul (miles)

Weighted average distance in miles between origin and destination service centers for all shipments (including shipments moved with purchased transportation) during the period with each shipment weighted based on its proportionate utilization of linehaul schedules.

Prices obtained for services, including fuel surcharges	Billed revenue per hundredweight, including fuel surcharges (yield)

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

Billed revenue per shipment, including fuel surcharges

Asset-Based freight revenue, including fuel surcharges, divided by the number of shipments that are processed in the Asset-Based freight network. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy. Billed revenue used for calculating revenue per shipment measurements is not adjusted for the portion of revenue deferred for financial statement purpose.

Ability to manage cost structure, primarily salaries, wages, and benefits (“labor”)	Operating ratio	The percent of operating expenses to revenue levels.
Productivity metrics of operations and labor efficiency	Shipments per dock, street, and yard (“DSY”) hour

Total shipments (including shipments handled by purchased transportation agents) divided by DSY hours. This metric is used to measure labor efficiency in the segment’s local operations. The shipments per DSY hour metric will generally increase when more purchased transportation is used; however, the labor efficiency may be offset by increased purchased transportation expense.

Pounds per mile

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

Pricing

The industry pricing environment, another key factor affecting our Asset-Based results, influences the ability to obtain appropriate margins and implement price adjustments across our customer base. LTL freight is rated under a classification framework established by the National Motor Freight Traffic Association, Inc. (“NMFTA”). In July 2025, NMFTA updates accelerated the transition from the previous commodity-based model toward a density-based model that places greater emphasis on measured density, handling characteristics, stowability, and liability instead of fixed commodity classes. Changes in the freight class and packaging, along with changes in other freight profile factors, such as average shipment size; average length of haul; freight density; and customer and geographic mix, can affect the average billed revenue per hundredweight measure. Light, bulky freight generally results in higher classes and generates higher revenue per hundredweight while dense freight is usually assigned lower classes. As classification increasingly relies on density, pricing has become more sensitive to accurate dimensional data and other freight attributes.

Approximately 17% of our Asset-Based business is subject to base LTL tariffs, which are affected by general rate increases, subject to individually negotiated discounts. Rates on the remaining Asset-Based business, including business priced in the spot market, are subject to individual pricing arrangements negotiated at various times throughout the year. Most of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annual pricing arrangements. The remaining business is priced on an individual shipment basis considering shipment characteristics, network capacity, and current market conditions. Since most pricing is established by account, the Asset‑Based segment focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations.

We allow shippers without negotiated published rates access to LTL rates through an online portal and application programming interface (“API”) connectivity, matching shipping needs with ABF Freight’s capacity options through a dynamic pricing option. The market has been receptive to this dynamic pricing option for transactional LTL shipments, and this program has been beneficial in optimizing our business levels by improving capacity utilization in the Asset‑Based network. Our dynamic pricing option allows us to strategically fill excess capacity, including during the current soft market environment, enabling us to improve utilization of our internal resources and be better positioned for a market rebound of higher freight demand, as well as provide a more sustainable service offering by reducing “empty miles” (or the number of miles we move empty or near-empty equipment for repositioning purposes). Although we continually evaluate our business mix to ensure revenue optimization, any resulting increase in revenues could be offset partially or entirely by the related increase in expenses needed to service higher shipment volumes.

We also utilize a space-based pricing approach for shipments subject to LTL tariffs to better reflect capacity usage and freight shipping trends in the industry, including the overall growth and ongoing profile shift to bulkier, yet often lighter, shipments across the supply chain, the acceleration in e-commerce, and the unique requirements of many shipping and logistics solutions, such as accommodating for smaller LTL shipments. An increasing percentage of freight is taking up more space in trailers without a corresponding increase in weight. Traditional LTL pricing is generally weight-based, while our linehaul costs are generally space-based (i.e., costs are impacted by the volume of space required for each shipment). Space-based pricing involves the use of freight dimensions (length, width, and height) to determine applicable cubic minimum charges (“CMC”) that supplement weight-based metrics when appropriate. We believe space-based pricing better aligns our pricing mechanisms with the metrics which affect our resources and, therefore, our costs to provide logistics services. The recent move by the NMFTA to density-driven class brackets reflects this shift in LTL pricing practices from traditional LTL pricing. We seek to provide logistics solutions to our customers’ businesses and the unique shipment characteristics of their various products and commodities, and we believe that we are particularly experienced in handling freight that is generally considered difficult to handle. CMC is an additional pricing mechanism to better capture the value we provide in transporting these shipments.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Asset-Based segment assesses a fuel surcharge based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. Fuel surcharges apply across our Asset-Based network; however, to better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, we may, from time to time revise our standard fuel surcharge program, which primarily affects noncontractual customers representing a portion of Asset-Based shipments. While fuel surcharge revenue generally more than offsets the increase in direct diesel fuel costs when applied, the total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. Management cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on the overall rate structure or the total price that the segment will receive from its customers. While the fuel surcharge is one of several components in the overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2025, the fuel surcharge mechanism generally continued to have market acceptance among customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, as experienced in 2025, compared to 2024, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, while total fuel costs also decreased. The segment’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Our Asset-Based labor costs, including retirement and healthcare benefits for contractual employees that are provided by a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under the 2023 ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement and other related supplemental agreements with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028. Total salaries, wages, and benefits, amounted to 52.2% for 2025 and 50.5% of revenues for 2024. Changes in salaries, wages, and benefits expense and shared services expenses, which include labor costs related to ABF Freight’s portion of company‑wide functions, as a percentage of revenues are discussed in the Asset-Based Segment Results section.

ABF Freight operates in a highly competitive industry comprised primarily of nonunion motor carriers. Nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. As of December 2025, approximately 81% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA.

Under the 2023 ABF NMFA, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, and through this contract, ABF Freight has the ability to implement location-specific wage increases in areas where hiring is challenging. ABF Freight’s benefit contributions for its contractual employees include contributions to multiemployer plans. Contributions to multiemployer pension plans and health and welfare plans totaled $164.1 million and $219.9 million, respectively, in 2025, and $157.9 million and $218.5 million, respectively, in 2024. ABF Freight’s latest labor agreement with the IBT requires wage rates and health, welfare, and pension contribution rates for most plans to increase annually in accordance with the terms of the 2023 ABF NMFA. Contractual wage rates increased effective July 1, 2024 and July 1, 2025. Health, welfare, and pension benefit contribution rates increased effective primarily on

August 1, 2024 and August 1, 2025. These rate adjustments resulted in a combined contractual wage and benefits top hourly rate increase of approximately 2.9% in 2025 and 2.7% in 2024.

As compared to the 2018 National Master Freight Agreement with the IBT, the 2023 ABF NMFA provides for:

●	wage rate or per mile increases in each year of the contract;
●	continued annual contribution rate increases to multiemployer health and welfare and pension plans;
●	an additional paid holiday;
●	two additional paid sick days;
●	a new non-CDL employee classification; and
●	profit-sharing bonuses for qualifying contractual employees based upon the Asset-Based segment’s achievement of certain annual operating ratios for any full calendar year during the contract period.

Through the term of the 2023 ABF NMFA, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. While contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees cannot be predicted with certainty, legislation in recent years provided funding relief to many underfunded plans which may reduce the likelihood of future contribution rate increases (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). If ABF Freight were to completely withdraw from certain multiemployer pension plans, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan. Further, ABF Freight could also trigger complete or partial withdrawal liability from certain multiemployer pension plans through, among other things, mergers and other fundamental corporate transactions and as a result of operational changes, site closures and job losses, which could result in material liabilities.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Year Ended December 31
	2025	2024	2023
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	52.2%	50.5%	48.1%
Fuel, supplies, and expenses	11.6	11.5	12.6
Operating taxes and licenses	2.0	2.0	1.9
Insurance	2.6	2.6	1.8
Communications and utilities	0.8	0.7	0.7
Depreciation and amortization	4.8	4.0	3.6
Rents and purchased transportation	10.7	10.0	11.8
Shared services	9.5	9.8	9.7
Gain on sale of property and equipment	(0.6)	—	—
Innovative technology costs(1)	—	—	0.8
Other	0.1	0.1	0.2
	93.7%	91.2%	91.2%

Asset-Based Operating Income	6.3%	8.8%	8.8%
(1)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in the Asset-Based Segment Overview:

	Year Ended December 31
	2025	2024	% Change
Workdays(1)	251.5	252.5
Billed revenue per hundredweight, including fuel surcharges	$49.02	$49.68	(1.3)%
Billed revenue per shipment, including fuel surcharges	$532.18	$548.81	(3.0)%
Tonnage per day	11,104	10,968	1.2%
Shipments per day	20,456	19,856	3.0%
Shipments per DSY hour	0.445	0.444	0.1%
Weight per shipment	1,086	1,105	(1.7)%
Pounds per mile	18.35	18.11	1.3%
Average length of haul (miles)	1,124	1,126	(0.2)%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues totaled $2.7 billion for the year ended December 31, 2025 and $2.8 billion for the prior‑year period. The decrease in revenue compared to the prior year primarily reflects lower billed revenue per hundredweight and weight per shipment. An increase in daily tonnage due to higher shipment volumes partially offset these impacts. There was one less workday in 2025 versus 2024.

The decrease in total billed revenue per hundredweight year-over-year was driven by the shift in freight profile and lower fuel surcharge revenue associated with lower fuel prices, compared to 2024, partially offset by lower weight per shipment, which generally increases revenue per hundredweight. The pricing environment continues to be rational. Excluding the impact of fuel surcharges, the percentage decrease in billed revenue per hundredweight was in the low-single digits for 2025, compared to 2024. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during 2025 increased an average of 4.6%. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on August 4, 2025, and September 9, 2024, although the rate changes vary by lane and shipment characteristics.

The increase in tonnage per day for 2025, compared to 2024, was driven by a 3.0% increase in daily shipments, reflecting changes in the Asset-Based business mix, including the onboarding of new core LTL customers. Ongoing weakness in the manufacturing sector and evolving freight dynamics, including the shift of some heavier LTL shipments to the truckload market due to lower rates amid excess capacity, resulted in lower average weight per shipment levels year-over-year.

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

Asset-Based Operating Income

The Asset-Based segment generated operating income of $172.0 million in 2025, compared to $242.6 million in 2024, with an operating ratio of 93.7% in 2025, compared to 91.2% in 2024. The 2.5 percentage-point increase in the Asset-Based segment’s operating ratio, primarily reflects the increase in operating expenses and slightly lower revenue levels. The Asset-Based segment’s operating ratio was positively impacted by the gain on the sale of property and equipment of $15.8 million, including gains on two service center sales.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits increased $40.7 million for 2025, compared to 2024, primarily due to contract rate increases under the 2023 ABF NMFA, as previously discussed in the Asset-Based Segment Overview section, an increase in headcount to align with higher shipment levels and increased tonnage, and the effect of rising healthcare costs. Wage rates increased 2.4% on July 1, 2025 and 2.5% on July 1, 2024, and health, welfare and benefits rates increased 3.6% on August 1, 2025 and 2.9% on August 1, 2024, for a blended increase of 2.9% in 2025 and 2.7% in 2024. Lower accruals for incentives, improved productivity, as measured by shipments per DSY hour, and higher utilization of purchased transportation, as discussed later in this section, partially offset the increase in salaries, wages and benefits.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact DSY productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour improved 0.1% for 2025, compared to 2024, primarily due to continued investments in technology and ongoing training and development at certain key locations as the ABF Freight Continuous Improvement Team continues to reinforce operational best practices throughout the Asset-Based network. Pounds per mile increased 1.3% for 2025, compared to 2024, reflecting an improvement in linehaul efficiency and an increase in the utilization of purchased transportation, partially offset by lower weight per shipment.

Depreciation and amortization as a percentage of revenue increased 0.8 percentage points in 2025, compared to 2024, primarily due to recent service center renovations and higher purchase prices for new revenue equipment, which has resulted in an increase in depreciation expense per unit.

Rents and purchased transportation as a percentage of revenue increased 0.7 percentage points in 2025, compared to 2024, primarily due to increased rent expense for new service centers, higher utilization of rail, local delivery agents, and linehaul purchased transportation to support shipment growth, partially offset by lower rail fuel surcharge cost per mile. Rail miles increased approximately 3% in 2025, compared to 2024.

Operating expenses were also impacted by the gain on the sale of property and equipment of $15.8 million, including gains on two service center sales during third quarter 2025, as previously discussed.

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

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 (Business) and in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the years ended December 31, 2025, 2024, and 2023.

Key indicators, as outlined below, are used by management to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period. These statistics are defined within the key indicators below and referred to throughout the discussion of the results of our Asset‑Light segment:

Key indicator	Key operating statistic	Definition
Customer demand for logistics and premium transportation services	Shipments per day	Total shipments divided by the number of working days during the period, compared to the same prior-year period.
Prices obtained for services	Revenue per shipment	Total segment revenue divided by total segment shipments during the period, compared to the same prior-year period.
Availability of market capacity and cost of purchased transportation to fulfill customer shipments	Purchased transportation costs as a percentage of revenue	The expense incurred for third-party transportation providers to haul or deliver freight during the period, divided by segment revenues for the period, expressed as a percentage.
Management operating costs, primarily purchased transportation and total cost structure	Operating ratio	The percent of operating expenses to revenue levels.
Productivity of operations and labor efficiency	Shipments per employee per day	Total shipments divided by the number of employees divided by the number of working days during the period, compared to the same prior-year period.

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income (loss), net income, or earnings per share, as determined under GAAP.

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Year Ended December 31
	2025	2024	2023
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.3%	86.3%	85.4%
Salaries, wages, and benefits	7.0	7.7	7.7
Supplies and expenses	0.5	0.6	0.7
Depreciation and amortization(1)	1.3	1.3	1.2
Shared services	5.2	4.4	3.9
Contingent consideration(2)	(0.2)	(5.8)	(1.1)
Asset impairment charges(3)	0.5	0.1	0.9
Legal settlement(4)	—	—	0.6
Other	1.5	1.6	1.4
	101.1%	96.2%	100.7%

Asset-Light Segment Operating Income (Loss)	(1.1)%	3.8%	(0.7)%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition, as further discussed in the Asset-Light Operating Expenses section below.
(3)	The 2025 period represents a noncash impairment charge recognized during fourth quarter 2025 related to the indefinite-lived intangible asset within the Asset-Light segment, as further discussed in the Asset-Light Operating Expenses section below. The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations.
(4)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025, as further discussed in the Asset-Light Operating Expenses section below.

A comparison of key operating statistics for the Asset-Light segment, as previously defined in the Asset-Light Segment Overview section, is presented in the following table:

	Year Over Year % Change
	Year Ended December 31,
	2025	2024
Revenue per shipment	(7.4%)	(12.8%)
Shipments per day	(1.8%)	5.5%
Shipments per employee per day	16.9%	24.2%

Asset-Light Revenues

Asset-Light segment revenues decreased 9.4% to $1.4 billion for 2025, compared to $1.6 billion in 2024. The revenue decline primarily reflects lower average revenue per shipment driven by a soft market environment and a higher mix of managed transportation business, which typically has smaller shipment sizes. Revenue was also impacted by a decrease in average daily shipment volume resulting from our strategic reduction in less profitable truckload shipments, despite shipment growth in our managed transportation solutions. Excess capacity in the truckload market continues to impact spot market rates.

Asset-Light Operating Income (Loss)

The Asset-Light segment generated operating loss of $15.3 million in 2025 and operating income of $58.4 million in 2024. The year-over-year decline in operating results is primarily attributable to the $90.3 million reduction in the fair value of the contingent earnout consideration for 2024, along with lower revenues and operating expense changes discussed in the following paragraphs. Operating results were also impacted by asset impairment charges recognized during fourth quarter 2025 of $6.6 million and during fourth quarter 2024 of $1.7 million, which are further described below.

Asset-Light Operating Expenses

Operating expenses decreased $71.8 million, or 4.8%, and increased as a percentage of revenue by 4.9 percentage points. Excluding the change in fair value of contingent earnout consideration and asset impairment charges, operating expenses were lower primarily due to reduced spending on outside services and employee-related cost reductions in relation to lower business levels and productivity improvements in shipments per person per day.

Purchased transportation costs as a percentage of revenue decreased by 1.0 percentage point for 2025, compared to 2024, reflecting the $138.7 million reduction of purchased transportation costs in 2025. Changes in market capacity impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and changes in revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier equipment capacity.

Contingent earnout consideration, as previously described in the Consolidated Results section of Results of Operations, increased as a percentage of revenue by 5.6 percentage points for 2025, compared to 2024. The contingent earnout consideration is discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Salaries, wages, and benefits decreased as a percentage of revenue by 0.7 percentage points in 2025, compared to 2024, or $19.9 million year-over-year as the segment continued efforts to align resources with business levels and advance employee productivity. Shipments per employee per day improved 16.9% for 2025, compared to 2024, as a result of these efforts, combined with changes in business mix and technology advancements from the digital roadmap initiatives.

Shared service costs as a percentage of revenue increased 0.8 percentage points for 2025, compared to 2024, primarily reflecting the impact of lower revenues during 2025.

Asset impairment charges, as previously described, of $6.6 million recorded in the fourth quarter of 2025 and $1.7 million recorded in the fourth quarter of 2024 were 0.5 percentage points for 2025 and 0.1 percentage points of revenue for 2024. The impairment charges are discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Asset-Light Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Asset-Light Adjusted EBITDA”)

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP performance measures and ratios, such as Asset-Light Adjusted EBITDA, which is utilized for internal analysis, provide analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance and provides meaningful comparisons between current and prior period results, as well as important information regarding performance trends. The use of certain non-GAAP measures improves comparability in analyzing our performance because it removes the impact of items from operating results that, in management’s opinion, do not reflect our core operating performance. Management uses Asset-Light Adjusted EBITDA as a key performance measure and for business planning. This measure is particularly meaningful for analysis of our Asset-Light segment because it excludes amortization of acquired intangibles and software, changes in the fair value of contingent earnout consideration, asset impairment charges, and certain legal settlement expenses, which are significant expenses or gains resulting from strategic decisions or other factors rather than core daily operations. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses and the ability to service debt obligations. Other companies may calculate adjusted EBITDA differently; therefore, our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results. Asset-Light Adjusted EBITDA should not be construed as a better measurement than operating income (loss), net income, or earnings per share, as determined under GAAP.

Asset-Light Adjusted EBITDA

	Year Ended December 31
	2025	2024	2023

	($ thousands)
Operating Income (Loss)(1)	$(15,261)	$58,444	$(12,271)
Depreciation and amortization(2)	18,494	20,062	20,370
Change in fair value of contingent consideration(3)	(2,650)	(90,250)	(19,100)
Asset impairment charges(4)	6,640	1,700	14,407
Legal settlement(5)	—	274	9,500
Asset-Light Adjusted EBITDA	$7,223	$(9,770)	$12,906
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions. Consolidated Adjusted EBITDA is reconciled to consolidated net income in the Consolidated Results section of Results of Operations.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $12.8 million for both 2025 and 2024 and $12.9 million for 2023 and is expected to total approximately $8.7 million for 2026.
(3)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. See Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(4)	The 2025 period represents noncash asset impairment charges recognized during fourth quarter 2025 related to the Panther trade name indefinite-lived intangible within the Asset-Light segment. The 2024 period represents noncash asset impairment charges for certain revenue equipment and software recognized during the fourth quarter of 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. See Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(5)	Represents expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025, as previously described. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Current Economic Conditions

Economic conditions in 2025 reflected slowing but continued growth, shifting trade and tariff policies, persistent but cooling inflation, elevated interest rates, ongoing supply chain disruptions, and a slowing labor market. Geopolitical conflicts present uncertain and potentially increasing economic impacts going into 2026. Certain economic factors, including housing cost growth, stabilized or improved during 2025. As pricing pressures eased and in response to signs of economic softening, the Federal Reserve cut interest rates three times in 2025 for a total of 75 basis points.

Although inflation is easing, the manufacturing sector, as measured by the Purchasing Managers’ Index (“PMI”), expanded in January 2026 after a period of nearly continuous contraction since November 2023. This prolonged period of weakness in manufacturing has contributed to a decrease in freight volumes. In 2025, the economy grew at a slower pace than 2024 as measured by U.S. real gross domestic product (“real GDP”), with the fourth quarter 2025 annual real GDP rate increase being primarily driven by increases in consumer spending and investment, partially offset by decreases in exports and government spending, including reductions associated with the 43-day government shutdown, which began on October 1, 2025.

Although we secured increases on deferred pricing agreements and annually negotiated contracts during the year ended December 31, 2025, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. The soft freight environment and increased mix of managed transportation shipments contributed to a year-over-year decline in revenue per shipment for our Asset-Light segment, compared to 2024. There can be no assurance that we will be able to secure adequate prices from this new business or from our existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results. During 2025, we recorded an impairment charge related to our indefinite‑lived Panther trade name within the Asset-Light reporting unit. See Notes C and D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the impairment evaluation.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Elevated costs across a broad array of consumer goods continue to be driven by global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy. The consumer price index (CPI) increased 2.4%, before seasonal adjustment, year‑over‑year in January 2026 and 0.4% from December 2025. Although CPI has declined from the level reached in June 2022 due to market response to the Federal Reserve’s tighter monetary policy implemented in March 2022, recent CPI readings remain above the Federal Reserve’s target inflation rate. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, the potential impact of inflationary conditions on our business, including demand for our transportation services, remains uncertain.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases. Productivity improvements, as measured by shipments per employee per day, and disciplined cost management have helped mitigate the impact of rising operating costs. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle. The impact of excess capacity in the truckload market continued during 2025; however, carriers are slowly exiting the market, driven by prolonged economic pressures as demand remains weak and margins have thinned.

The market continues to adjust to the impact of supply chain disruptions, including as a result of geopolitical conflicts and recent changes in trade and tariff policies. The prices for our revenue equipment (tractors and trailers) have also increased, partly as a result of inflationary pressures, and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. In 2023, ABF Freight entered into a Consent Decree with the Environmental Protection Agency (the “EPA”) to resolve alleged compliance issues under the federal Clean Water Act, agreeing to certain compliance tasks, as further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K.

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruption to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the effect of any future climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 (Business) and Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K. We continue to advance sustainability initiatives by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

In January 2023, we and MoLo were named as defendants in lawsuits related to an auto accident involving one of MoLo’s contract carriers. The accident occurred prior to our acquisition of MoLo. During the fourth quarter of 2024, we settled this claim, along with a $9.8 million claim related to the classification of certain Asset-Light employees under the Fair Labor Standards Act. These settlements were paid in January 2025, including amounts covered by insurance for the accident-related claim. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the legal matters in which we are currently involved.

Information Technology and Cybersecurity

We depend on the proper functioning, availability, and security of our information technology (“IT”) systems, including communications, data processing, financial, and operating systems, as well as proprietary software programs and certain software applications provided by third parties that are integral to our business operations. A failure or other disruption in critical information systems, such as denial of service, intentional or inadvertent acts by employees or vendors with access to our systems or data, phishing, disruption by malware, ransomware, and other cybersecurity attacks and incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems, including the applications provided by third parties, or that result in proprietary information or sensitive or confidential data of customers, employees and others being compromised could have a significant impact on our operations. New or enhanced technology that we develop and implement may also be subject to cybersecurity attacks and may be more prone to related incidents. Although we strive to carefully select our third-party vendors, we have limited control over the operation, quality, maintenance and continued availability of services that they provide. We obtain assurance reports from independent service auditors engaged by our third-party software providers for systems in scope for our internal controls over financial reporting; however, we cannot ensure that these controls are adequate to prevent, detect or correct material misstatements or to mitigate system or operational vulnerabilities, including cybersecurity attacks and security breaches at a vendor, which could result in claims, litigation, losses, and/or liabilities and materially adversely affect our ability to provide service to our customers and otherwise conduct our business.

Our IT systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, these systems and third-party applications are vulnerable to interruption by adverse weather conditions; natural disasters; power, internet, or telecommunications outages; computer viruses; cybersecurity incidents; and other events beyond our control. It is not practicable to fully protect against the possibility of these events or cybersecurity attacks and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our primary data center, we have implemented various systems, including redundant telecommunication equipment; replication of critical data to an offsite location; fire suppression systems to protect our on-site data centers; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders one of our data centers unusable.

Some of our employees work remotely, including under hybrid work arrangements, which may increase the demand for IT resources and heighten our exposure to unauthorized access to proprietary information or sensitive or confidential data and other cybersecurity incidents. As a component of our cyber risk management program, we periodically engage a third‑party provider to assess our cyber posture and assist us in improving our security profile. We review our processes around cybersecurity risk management and related governance framework and perform materiality assessments. Although we have implemented measures to mitigate our exposure to the heightened risks of cybersecurity incidents, we cannot be certain that such measures will be effective to prevent a cybersecurity incident from materializing.

While we maintain property and cyber insurance, which would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents, losses arising from a catastrophe or significant cyber incident may exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. We do not have insurance coverage specific to losses resulting from a pandemic or geopolitical conflict. A significant disruption in our IT systems, including but not limited to those previously mentioned, such as denial of service or system failure, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, result in violation of privacy laws, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event.

We have experienced incidents involving attempted denial of service attacks, malware attacks, and other events intended to disrupt our information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To our knowledge, the various protections we have employed have been effective to date in identifying such events at a point when the impact on our business could be minimized. We continuously monitor and develop our IT networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We have made and continue to make significant financial investments in technologies, including artificial intelligence (“AI”), and processes to mitigate these risks. We are still in the early stages of utilizing generative AI, which utilizes sensitive, proprietary, and confidential data that could be leaked, as well as having potential flaws in algorithms and models that could ultimately misrepresent outputs. We provide employee awareness training around cybersecurity risks. Despite our efforts, due to the increasing speed, scale, automation, and sophistication of cyber attacks, including those conducted using new techniques and technologies for attack, such as those enabled through generative AI, we may be unable to anticipate or promptly detect or implement adequate protective or remedial measures against the activities of perpetrators of cybersecurity attacks. Management is not aware of any current cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents, and short-term investments; cash generated by continuing operations; and borrowing capacity under our revolving credit facility (“Credit Facility”) under our Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) or our accounts receivable securitization program (“A/R Securitization”).

This Liquidity and Capital Resources section of MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, were as follows:

	Year Ended December 31
	2025	2024	2023

	(in thousands)
Cash and cash equivalents	$102,030	$127,444	$262,226
Short-term investments	22,204	29,759	67,842
Total	$124,234	$157,203	$330,068

Cash, cash equivalents, and short-term investments decreased $33.0 million from December 31, 2024 to December 31, 2025, primarily due to lower business levels in the prolonged freight recession; the payment of expenses accrued at December 31, 2024, including wage-related incentives and previously disclosed legal settlements; continued efforts to return capital to shareholders through share repurchases and dividends; planned capital expenditures, including service center remodels; paydown of long-term debt; and the assumption of two lease agreements, which included lease buyout payments during first quarter 2025, offset partially by proceeds from the sale of property and equipment and accounts receivable collections.

Cash provided by operating activities during 2025 was $229.0 million, compared to $285.8 million in 2024. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $26.2 million during 2025 and increased cash provided by operating activities by $1.9 million during 2024. The year-over-year decrease in accounts payable, accrued expenses and other liabilities, partially offset by the decrease in accounts receivable, contributed to the decrease in cash provided by operating activities.

Cash used in investing activities during 2025 was impacted by $80.3 million of capital expenditures, net of proceeds from asset sales, including the sales of two service centers and a parcel of land during third quarter 2025, and financings. Cash used in investing also reflected the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2026.

Cash was used to repay $83.1 million in promissory note payables during 2025. During 2025, we repurchased 1,025,524 shares of our common stock under our share repurchase plan for an aggregate cost of $75.6 million, including excise taxes. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $11.0 million during 2025. Our dividends and share repurchase programs are further discussed in the Other Liquidity Information section below.

Financing Arrangements

We financed the purchase of $117.9 million of revenue equipment through notes payable during the year ended December 31, 2025. Future payments due under notes payable totaled $239.8 million, including interest, as of December 31, 2025, for an increase of $34.3 million from December 31, 2024.

During 2025, we borrowed $25.0 million on the Credit Facility and subsequently repaid the balance, returning the borrowing availability at December 31, 2025, to $250.0 million, the initial maximum credit amount of the Credit Facility.

Our Credit Facility was amended during fourth quarter 2025 to extend the maturity date to November 25, 2030 and increase the letter of credit sub-facility sublimit to $50.0 million, among other things.

Our A/R Securitization was amended during second quarter 2025 to extend the maturity date to July 1, 2026, among other things. As of December 31, 2025, standby letters of credit of $23.5 million have been issued under the A/R Securitization which reduced our available borrowing capacity to $26.5 million.

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

While we own the majority of our larger service centers, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2025, contractual obligations for operating lease liabilities, primarily related to our Asset-Based service centers, totaled $293.7 million, including imputed interest, for an increase of $26.1 million from December 31, 2024. Operating lease payments due within one year total $46.8 million. The scheduled maturities of our operating lease liabilities as of December 31, 2025 are disclosed in Note F to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. As of December 31, 2025, estimated projected payments, net of retiree premiums, related to postretirement health benefits total $0.8 million for the next year and $8.8 million for the next 10 years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. The accumulated benefit obligation of the postretirement health benefit plan accrued in the consolidated balance sheet totaled $14.5 million as of December 31, 2025 (see Supplemental Benefit and Postretirement Health Benefit Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2025. These purchase obligations totaled $105.8 million as of December 31, 2025, with $86.7 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of December 31, 2025, the amount of our purchase obligations decreased $90.0 million from December 31, 2024, primarily related to ABF Freight revenue equipment. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

ABF Freight has a withdrawal liability that was triggered when its multiemployer pension plan obligation with the New England Teamsters Trucking Industry Pension Fund was restructured under a transition agreement in 2018. As of December 31, 2025, payments due within one year under the withdrawal liability settlement total $1.6 million, and total payments, which are due over the next 16 years, total $25.0 million. As of December 31, 2025, the outstanding withdrawal liability recognized in the consolidated balance sheet for this obligation totaled $17.9 million. ABF Freight contributes to other multiemployer health, welfare, and pension plans based generally on the time worked by their contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Multiemployer Plans within Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our capital expenditures for the periods indicated below:

	Year Ended December 31
	2025	2024	2023

	(in thousands)
Capital expenditures, gross including notes payable(1)	$232,630	$303,817	$252,516
Less financing from notes payable	117,855	80,714	33,495
Capital expenditures, net of notes payable	114,775	223,103	219,021
Less proceeds from asset sales	34,470	15,373	7,763
Total capital expenditures, net	$80,305	$207,730	$211,258
(1)	Actual capital expenditures in 2025 were below our estimate as we proactively adjusted to demand trends and optimized project timing, allowing us to deploy capital where it creates the most value. 2024 and 2023 capital expenditures also fell below our estimates due to delays in the original build schedules of our Asset-Based and Asset-Light revenue equipment caused by parts shortages and manufacturing disruptions and delays in some real estate facility projects.

For 2026, our total capital expenditures, including amounts financed, are estimated to range from $150.0 million to $170.0 million, net of proceeds from asset sales. These 2026 estimated net capital expenditures include revenue equipment purchases of $75.0 million to $80.0 million, primarily for our Asset-Based operations and $35.0 million to $45.0 million of investments in real estate and facility upgrades to support our growth plans, in addition to other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2026 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $180.0 million in 2026. The amortization of intangible assets is estimated to be approximately $9.0 million in 2026, primarily related to purchase accounting amortization associated with the MoLo acquisition.

Other Liquidity Information

General economic conditions are currently being impacted by geopolitical conflicts, tariff and trade policies, competitive market factors, higher interest rates, persistent inflation, and volatile energy prices, among other factors. These conditions and the related impact on our business (primarily tonnage and shipment levels and the pricing that we receive for our services in future periods) could affect our ability to generate cash from operating activities and maintain cash, cash equivalents, and short-term investments on hand. Our Credit Facility and A/R Securitization provide available sources of liquidity with flexible borrowing and payment options. We believe these agreements provide borrowing capacity necessary for growth of our business. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, amounts available under our Credit Facility and A/R Securitization, until maturity on July 1, 2026, will be sufficient to finance our operating expenses and to fund ongoing initiatives and grow our business, including investments in technology. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Agreement and Plan of Merger (the “Merger Agreement”) for our acquisition of MoLo provided for additional cash consideration based on the achievement of certain incremental adjusted EBITDA targets for years 2023 through 2025 (“the earnout period”) and provided for additional consideration under catch-up provisions through 2025. However, the adjusted EBITDA metrics were below target for the earnout period. As a result, the contingent consideration liability was reduced to zero during 2025 (see Assets and Liabilities Measured at Fair Value on a Recurring Basis within Note C to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

We continue to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On January 27, 2026, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of February 10, 2026. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

In September 2025, our Board of Directors increased the total amount available for purchases of our common stock under our share repurchase program to $125.0 million. We purchased 1,025,524 shares of our common stock during 2025 for an aggregate cost of $75.6 million, including excise taxes. As of December 31, 2025, $104.7 million remained available for repurchase under the share repurchase program (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, decreased $23.9 million from December 31, 2024 to December 31, 2025, reflecting lower revenue levels within the Asset-Light segment and the timing of collections.

Prepaid and Refundable Income Taxes

Prepaid and refundable income taxes increased $16.8 million from December 31, 2024 to December 31, 2025, reflecting the current tax benefit accrual resulting from tax law changes under the One Big Beautiful Bill Act, which is discussed further in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in addition to year-to-date 2025 estimated tax payments.

Property, Plant, and Equipment, Net

The increase in property, plant, and equipment, net of $77.4 million from December 31, 2024 to December 31, 2025, was primarily due to planned service center remodels and the purchase of revenue equipment used in our Asset-Based operations, offset by sales of property and equipment.

Intangible Assets, Net

Intangible assets, net decreased $19.2 million from December 31, 2024 to December 31, 2025, primarily due to amortization and the $6.6 million noncash asset impairment charge related to the Panther trade name, which is further discussed in Notes C and D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Right-of-Use Assets and Operating Lease Liabilities

The increase in operating right-of-use assets of $27.4 million and in operating lease liabilities, including current portion, of $16.4 million from December 31, 2024 to December 31, 2025, was primarily due to the assumption of two lease agreements, which included upfront lease buyout payments, and lease renewals during 2025, partially offset by amortization.

Other Long-Term Assets

Other long-term assets decreased $12.8 million from December 31, 2024 to December 31, 2025, due primarily to the $10.6 million decrease in held-for-sale assets year-over-year following the sale of land and revenue equipment. Death claims on life insurance also contributed to the decrease, offset by changes in cash surrender value and gains on the policies.

Accounts Payable

Accounts payable decreased $18.3 million from December 31, 2024 to December 31, 2025, primarily due to the timing of payables.

Accrued Expenses

Accrued expenses decreased $16.8 million from December 31, 2024 to December 31, 2025, primarily due to lower accruals for certain performance-based incentive plans due to lower operating results in 2025, compared to 2024, offset partially by higher third-party casualty insurance and workers’ compensation reserves due to higher average claim costs and increased retention levels. The settlement by insurers of the previously disclosed auto accident legal matter involving a MoLo carrier, which is further discussed in Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, also contributed to the year-over-year decrease in accrued expenses.

Long-term Debt

The $34.7 million increase in long-term debt, including current portion, from December 31, 2024 to December 31, 2025, is primarily due to $117.9 million in equipment financed, offset by payments on notes payable of $83.1 million. The Company also borrowed and repaid $25.0 million in Credit Facility borrowings during 2025.

Deferred Income Taxes

The $32.9 million increase in deferred income taxes is primarily due to tax deductions allowed by the One Big Beautiful Bill Act, which is discussed further below in the Income Taxes section in Note E to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, including depreciation and the expensing of research and development costs previously capitalized.

INCOME TAXES

This Income Taxes section of MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in the Income Taxes section of MD&A in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. As a result of the OBBB changes, during 2025, the Company recognized a one-time accelerated current tax benefit of $26.6 million. This benefit primarily reflects $101.2 million of tax deductions for 100% expensing of fixed asset additions purchased between January 20 and June 30, 2025, and the immediate expensing of previously capitalized research and development costs.

Our effective tax rate on continuing operations was 27.7% and 20.7% of pre-tax income for 2025 and 2024, respectively. For 2025, our U.S. statutory tax rate was 21.0%. Our average state tax rate, net of the associated federal deduction, was approximately 5%. Our 2025 effective tax rate varied from the statutory rate due to state income taxes, an increase in valuation allowances, and federal research and development and employment tax credits. Our 2024 effective tax rate was impacted by state income taxes, non-deductible compensation under IRC 162(m), and the settlement of share-based payment awards, which resulted in a $9.2 million tax benefit in 2024. Due to the impact of non-deductible expenses in prior years, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre‑tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines.

The increase in net deferred tax liabilities after valuation allowances to $102.3 million at December 31, 2025, compared to $69.1 million at December 31, 2024, primarily relates to 100% expensing of qualified depreciable assets and expensing Section 174 research and development related expenses under the OBBB, which became effective during 2025. We evaluated the need for a valuation allowance for deferred tax assets at December 31, 2025 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $4.5 million and $1.7 million at December 31, 2025 and 2024, respectively. As the Canadian tax rate is higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be usable, as U.S. taxes paid will be at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryforwards were fully reserved, resulting in valuation allowances of $2.1 million and $1.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025, we had gross state net operating loss carryforwards of $155.3 million. These state net operating losses and other state carryforwards were reserved by valuation allowances of $2.4 million and $0.7 million at December 31, 2025 and 2024, respectively. Valuation allowances on gross federal net operating loss carryforwards are insignificant.

Financial reporting income differs significantly from taxable income because of items such as accelerated depreciation for tax purposes, gains and losses on sale of assets, immediate expensing of certain research and development costs for tax purposes, and the deductibility of accrued liabilities – such as workers’ compensation, third-party casualty claims, legal expenses, and operating leases – only when paid. For 2025, there was financial reporting income, but a loss determined under tax law after the OBBB changes mentioned above. For 2024, financial reporting income exceeded taxable income.

During 2025, we made tax payments, net of refunds, of $2.3 million for federal taxes, $2.3 million to various state jurisdictions, and $2.2 million to foreign jurisdictions.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2026 due primarily to the effect of 100% bonus depreciation on qualified depreciable assets in 2026 as allowed under the OBBB. However, in the event we were to become unprofitable, net operating loss carrybacks allowed under the provisions of the Tax Reform Act could be limited in certain circumstances.

The Company's total effective tax rate was 27.7% and 20.8% for 2025 and 2024, respectively, including discontinued operations in 2024. Income tax expense reflected in discontinued operations, which primarily consisted of federal and state income taxes on the gain on the sale of FleetNet, was $0.2 million for 2024, or an effective tax rate of 25.5%.

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

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and operating right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will determine the fair value of the assets and will recognize an impairment loss if the fair value of the assets is less than the recorded value. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (primarily tractors and trailers used in our Asset-Based operations and trailers used in our Asset-Light operations). Our strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment. Assets meeting the held-for-sale criteria at period end are evaluated for impairment by comparing the fair value of the assets less costs to sell to the carrying values.

During the fourth quarter of 2025, we evaluated for impairment certain long-lived assets no longer in use. As a result, we recognized $5.4 million of noncash asset impairment charges, recorded within operating expenses in the consolidated statements of operations for the year ended December 31, 2025, to write off the obsolete assets previously utilized within the Vaux suite.

Impairment of Goodwill and Intangible Assets

Our consolidated goodwill balance of $304.8 million at December 31, 2025 is primarily related to acquisitions of MoLo and Panther in the Asset-Light segment. Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is evaluated for impairment annually on October 1, or more frequently if indicators of impairment exist. Our annual evaluation typically includes an analysis of qualitative factors to determine if it is more likely than not the fair value of the reporting unit is less than its carrying value. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is performed and compared to the carrying value to determine if the reporting unit is impaired and to measure impairment loss, if any. As a result of the impairment tests, we are required to record an impairment charge, if any, by the amount a reporting unit’s fair value is exceeded by the carrying value of the reporting unit, limited to the carrying value of goodwill included in the reporting unit.

As allowed by the accounting guidance, we elected to bypass the qualitative assessment of our goodwill and indefinite-lived intangible assets and proceed directly to performing the quantitative valuations for the annual impairment assessment as of October 1, 2025. The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the reporting unit. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations could materially affect the impairment analysis. Management considered current and forecasted business levels and estimated future cash flows over several years, using the reporting unit’s weighted average cost of capital. Management’s assumptions included a truckload market recovery beginning in early-2027, which was previously estimated to begin mid-2025.

The fair value estimated for this evaluation is derived with the assistance of a third-party valuation firm and utilizing the discounted cash flow method (income approach) and the guideline public company and merger and acquisition methods (market approach). The discounted cash flow models utilized in the income approach incorporate discount rates, terminal multiples, and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for our company and the industry at a point in time. We include a cash flow period of five years with a terminal value in the income approach. Cash flow projections for the forecast period generally reflect the cyclical nature of the industry. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and could lead to impairment charges in the future. The market approach valuation methods considered EBITDA and revenue multiples relative to peer companies and those resulting from guideline merger and acquisition transactions. The income and market approaches were weighted evenly in the fair value conclusion.

In the impairment assessment of goodwill, management also considered the total market capitalization, which decreased from the prior annual assessment date of September 1, 2024. The decrease in our market capitalization year-over-year is primarily attributable to reduced business levels as market weakness has delayed recovery. This decline is consistent with broader industry and market trends not specific to the Company. We believe that there is no basis for adjustment of our goodwill asset value based on the impairment evaluation performed as the estimated fair value exceeded its carrying value by a substantial margin.

Our indefinite-lived intangible asset, which is the Panther Premium Logistics trade name, totaled $25.7 million as of December 31, 2025. Indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually on October 1, or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The October 1, 2025 annual impairment evaluation of our indefinite-lived intangible asset indicated a $6.6 million impairment, which was recognized during the fourth quarter of 2025 to write down the carrying value of our Panther trade name to the indicated fair value, reflecting prolonged soft market conditions extending estimated market recovery to early 2027 and resulting lower business levels (see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. Our self-insurance limits are effectively $2.0 million for each workers’ compensation loss occurring after November 1, 2023 and $1.0 million for each loss occurring prior to November 1, 2023. Effective November 1, 2024, our self-insured limits for each loss are generally $5.0 million for each third-party casualty or general liability claim and auto liability claim, up from self-insured limits of $3.0 million for third-party casualty or general liability claims and auto liability claims prior to November 1, 2024, and $2.0 million for claims prior to November 1, 2023. For our third-party casualty or general liability claims and auto liability claims, we also have umbrella policies with certain coverage-layer-specific aggregate limits, whereby we could incur additional liability on claims in excess of our general self-insurance limits. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $217.6 million at December 31, 2025 and $211.2 million at December 31, 2024. At December 31, 2025 and 2024, the reserve includes an insured liability settlement for third-party casualty claims, for which the related receivable is recognized in other accounts receivable. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase the total 2025 expense for workers’ compensation and third-party casualty claims by approximately $12.2 million. The actual claims payments are charged against our accrued claims liabilities which have been reasonable with respect to the estimates of the related claims.

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

Interest Rate Risk

We have exposures to changes in interest rates as follows:

Cash, cash equivalents, and short-term investments. At December 31, 2025 and 2024, cash, cash equivalents, and short‑term investments totaled $124.2 million and $157.2 million, respectively. Substantially all cash equivalents were in demand accounts with financial institutions. Our short-term investments were composed of certificates of deposit at December 31, 2025 and 2024. Although the fair values of these instruments can fluctuate, we believe that the short-term, liquid nature of these instruments and our ability to hold these instruments to maturity reduces our risk for potential material losses.

Debt. Our debt portfolio includes notes payable to finance the purchase of certain revenue equipment and other equipment with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Future borrowings, if any, under our Credit Facility and A/R Securitization are at a SOFR based variable interest rate and expose us to the risk of increasing interest rates. Our Credit Facility, A/R Securitization and notes payable are further described in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Other Market Risks

A portion of the cash surrender value associated with variable life insurance policies used to fund long-term nonunion benefit arrangements, including the supplemental benefit plan and certain deferred compensation plans, are invested in equity and fixed income securities through separate accounts and subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $28.2 million and $28.1 million at December 31, 2025 and 2024, respectively. A 10% change in market value of these investments would have a $2.8 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated somewhat by fuel surcharge revenues, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and did not have any fuel hedging agreements outstanding at December 31, 2025 and 2024.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to 2% or less of total consolidated revenues for both 2025 and 2024. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements, and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ArcBest Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of ArcBest Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026, expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Workers’ compensation and third-party casualty claims liabilities

As described further in note B to the financial statements, the Company records estimated liabilities for workers’ compensation and third-party casualty claims. The Company is self-insured up to certain limits and accrues for the claims liabilities based on the case reserve plus an estimate of loss development and incurred but not reported claims. We identified the estimation of the Company’s workers’ compensation and third-party casualty claims liability as a critical audit matter.

The principal considerations for our determination that the Company’s workers’ compensation and third-party casualty claims liability is a critical audit matter are that there is a high degree of judgment and subjectivity in management’s estimation of the severity and total costs to settle or dispose the claims.

Our audit procedures related to this critical audit matter included the following, among others:

●	We tested the operating effectiveness of controls over the workers’ compensation and third-party casualty claims, including the completeness and accuracy of claim expenses and payments and management’s review over actuarial calculations.
●	We tested management’s process for determining the workers’ compensation and third-party casualty claims liabilities, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses and assessing the competence and objectivity of the Company’s external actuaries with the assistance of an actuarial specialist.
●	We tested the claims data used in the actuarial calculation by selecting samples of claims and inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.
Tulsa, Oklahoma
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ArcBest Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ArcBest Corporation (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1972 to 2024.
Rogers, Arkansas
March 3, 2025

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,030	$127,444
Short-term investments	22,204	29,759
Accounts receivable, less allowances (2025 – $7,763; 2024 – $8,257)	370,969	394,838
Other accounts receivable, less allowances (2025 – $656; 2024 – $648)	26,295	36,055
Prepaid expenses	49,399	47,860
Prepaid and refundable income taxes	45,405	28,641
Other	9,761	11,045
TOTAL CURRENT ASSETS	626,063	675,642
PROPERTY, PLANT AND EQUIPMENT
Land and structures	566,071	520,119
Revenue equipment	1,201,386	1,166,161
Service, office, and other equipment	363,340	351,907
Software	190,673	182,396
Leasehold improvements	41,531	32,263
	2,363,001	2,252,846
Less allowances for depreciation and amortization	1,219,564	1,186,800
PROPERTY, PLANT AND EQUIPMENT, net	1,143,437	1,066,046
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	69,391	88,615
OPERATING RIGHT-OF-USE ASSETS	220,157	192,753
DEFERRED INCOME TAXES	9,303	9,536
OTHER LONG-TERM ASSETS	79,558	92,386
TOTAL ASSETS	$2,452,662	$2,429,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$154,487	$172,763
Accrued expenses	378,125	394,880
Current portion of long-term debt	87,882	63,978
Current portion of operating lease liabilities	36,394	34,364
TOTAL CURRENT LIABILITIES	656,888	665,985
LONG-TERM DEBT, less current portion	135,974	125,156
OPERATING LEASE LIABILITIES, less current portion	204,333	189,978
POSTRETIREMENT LIABILITIES, less current portion	13,696	13,361
DEFERRED INCOME TAXES	111,580	78,649
OTHER LONG-TERM LIABILITIES	34,470	42,240
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2025: 30,489,886 shares; 2024: 30,401,768 shares	305	304
Additional paid-in capital	338,083	329,575
Retained earnings	1,484,378	1,435,250
Treasury stock, at cost, 2025: 8,140,368 shares; 2024: 7,114,844 shares	(526,606)	(451,039)
Accumulated other comprehensive income (loss)	(439)	272
TOTAL STOCKHOLDERS’ EQUITY	1,295,721	1,314,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,452,662	$2,429,731

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024	2023

	(in thousands, except share and per share data)
REVENUES	$4,010,158	$4,179,019	$4,427,443

OPERATING EXPENSES	3,919,849	3,934,585	4,254,824

OPERATING INCOME	90,309	244,434	172,619

OTHER INCOME (COSTS)
Interest and dividend income	4,755	11,618	14,728
Interest and other related financing costs	(12,363)	(8,980)	(9,094)
Other, net	394	(28,358)	8,662
	(7,214)	(25,720)	14,296

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	83,095	218,714	186,915

INCOME TAX PROVISION	22,997	45,353	44,751

NET INCOME FROM CONTINUING OPERATIONS	60,098	173,361	142,164

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	600	53,269

NET INCOME	$60,098	$173,961	$195,433

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$2.63	$7.36	$5.92
Discontinued operations	—	0.03	2.22
	$2.63	$7.39	$8.14

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$2.62	$7.28	$5.77
Discontinued operations	—	0.03	2.16
	$2.62	$7.30	$7.93

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,837,401	23,553,410	24,018,801
Diluted	22,933,107	23,820,175	24,634,617

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2025	2024	2023

	(in thousands)
NET INCOME	$60,098	$173,961	$195,433

OTHER COMPREHENSIVE LOSS, net of tax

Postretirement benefit plans:
Net actuarial loss, net of tax: (2025 – $186; 2024 – $41; 2023 – $294)	(538)	(116)	(847)
Pension settlement expense, net of tax of: (2025 – $8)	23	—	—
Amortization of unrecognized net periodic benefit credit, net of tax: (2025 – $217; 2024 – $257, 2023 – $342)
Net actuarial gain	(624)	(742)	(988)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax: (2024 – $447, 2023 – $475)	—	(1,263)	(1,341)
Change in foreign currency translation, net of tax: (2025 – $178; 2024 – $683, 2023 – $141)	428	(1,931)	397

OTHER COMPREHENSIVE LOSS, net of tax	(711)	(4,052)	(2,779)

TOTAL COMPREHENSIVE INCOME	$59,387	$169,909	$192,654

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(in thousands)
Balance at December 31, 2022	29,759	$298	$339,582	$1,088,693	5,529	$(284,275)	$7,103	$1,151,401
Net income				195,433				195,433
Other comprehensive loss, net of tax							(2,779)	(2,779)
Issuance of common stock under share-based compensation plans	265	2	(2)					—
Shares withheld for employee tax remittance on share-based compensation			(10,311)					(10,311)
Share-based compensation expense			11,692					11,692
Purchase of treasury stock					931	(91,531)		(91,531)
Dividends declared on common stock				(11,542)				(11,542)
Balance at December 31, 2023	30,024	300	340,961	1,272,584	6,460	(375,806)	4,324	1,242,363
Net income				173,961				173,961
Other comprehensive loss, net of tax							(4,052)	(4,052)
Issuance of common stock under share-based compensation plans	378	4	(4)					—
Shares withheld for employee tax remittance on share-based compensation			(22,737)					(22,737)
Share-based compensation expense			11,355					11,355
Purchase of treasury stock					655	(75,233)		(75,233)
Dividends declared on common stock				(11,295)				(11,295)
Balance at December 31, 2024	30,402	304	329,575	1,435,250	7,115	(451,039)	272	1,314,362
Net income				60,098				60,098
Other comprehensive loss, net of tax							(711)	(711)
Issuance of common stock under share-based compensation plans	88	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(2,066)					(2,066)
Share-based compensation expense			10,575					10,575
Purchase of treasury stock					1,025	(75,567)		(75,567)
Dividends declared on common stock				(10,970)				(10,970)
Balance at December 31, 2025	30,490	$305	$338,083	$1,484,378	8,140	$(526,606)	$(439)	$1,295,721

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income	$60,098	$173,961	$195,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,535	136,265	132,900
Amortization of intangibles	12,800	12,822	12,829
Share-based compensation expense	10,575	11,355	11,438
Provision for losses on accounts receivable	3,282	4,834	3,630
Change in deferred income taxes	33,372	22,437	(5,566)
(Gain) loss on sale of property and equipment	(15,308)	(2,176)	4,797
Pre-tax gain on sale of discontinued operations	—	(806)	(70,201)
Asset impairment charges	12,037	1,700	30,162
Change in fair value of contingent consideration	(2,650)	(90,250)	(19,100)
Change in fair value of equity investment	—	28,739	(3,739)
Changes in operating assets and liabilities:
Receivables	30,938	45,499	41,189
Prepaid expenses	(1,540)	(11,214)	2,563
Other assets	(8,344)	(4,120)	3,830
Income taxes	(16,579)	(14,956)	(10,657)
Operating right-of-use assets and lease liabilities, net	(11,019)	(7,205)	2,920
Accounts payable, accrued expenses, and other liabilities	(36,244)	(21,039)	(10,261)
NET CASH PROVIDED BY OPERATING ACTIVITIES	228,953	285,846	322,167

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(114,775)	(223,103)	(219,021)
Proceeds from sale of property and equipment	34,470	15,373	7,763
Proceeds from sale of discontinued operations	—	—	100,949
Purchases of short-term investments	(22,000)	(29,236)	(96,537)
Proceeds from sale of short-term investments	29,236	66,584	198,120
Capitalization of internally developed software	(13,391)	(16,897)	(12,977)
Other investing activities	9,756	—	—
NET CASH USED IN INVESTING ACTIVITIES	(76,704)	(187,279)	(21,703)

FINANCING ACTIVITIES
Borrowings under credit facilities	25,000	—	—
Payments on long-term debt	(108,133)	(120,518)	(69,180)
Net change in book overdrafts	(5,068)	(3,504)	(14,101)
Deferred financing costs	(859)	(62)	55
Payment of common stock dividends	(10,970)	(11,295)	(11,542)
Purchases of treasury stock	(75,567)	(75,233)	(91,531)
Payments for tax withheld on share-based compensation	(2,066)	(22,737)	(10,311)
NET CASH USED IN FINANCING ACTIVITIES	(177,663)	(233,349)	(196,610)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,414)	(134,782)	103,854
Cash and cash equivalents of continuing operations at beginning of period	127,444	262,226	158,264
Cash and cash equivalents of discontinued operations at beginning of period	—	—	108
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,030	$127,444	$262,226

NONCASH INVESTING ACTIVITIES
Equipment financed	$117,855	$80,714	$33,495
Accruals for equipment received	$555	$463	$1,727
Lease liabilities arising from obtaining right-of-use assets	$50,195	$49,452	$62,425

The accompanying notes are an integral part of the consolidated financial statements.

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions across multiple modes of transportation to meet customers’ supply chain needs. The Company, which started over a century ago as a local freight hauler, serves as a single end-to-end logistics partner with global reach. The Company’s operations are conducted through its two reportable operating segments: Asset‑Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and Asset‑Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics® (“Panther”), and certain other subsidiaries. References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 66% of the Company’s 2025 total revenues before other revenues and intercompany eliminations. As of December 2025, approximately 81% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), a collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

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

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 3% of its revenues in 2025, 2024, or 2023 or more than 7% of its accounts receivable balance at December 31, 2025 and 2024. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Receivable Allowances: The Company maintains allowances for credit losses and revenue adjustments on its trade receivables. The Company estimates the allowance for credit losses based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors, including future changes in the forecasted economic environment or new factors and risks surrounding a particular customer. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for credit losses and revenue adjustments. The allowance for credit losses on the Company’s trade accounts receivable totaled $3.3 million at December 31, 2025 and $4.4 million at December 31, 2024. During 2025, the allowance for credit losses increased $3.5 million and was reduced $4.6 million by write-offs, net of recoveries.

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following useful lives: structures – primarily 15 to 60 years; revenue equipment – 3 to 22 years; and other equipment – 2 to 16 years. The Company’s tractors and trailers, which are commonly referred to as “revenue equipment” in the transportation industry, along with other property, plant and equipment are depreciated over their estimated useful lives. Residual values and useful lives are reviewed periodically and adjusted when appropriate. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Nonmonetary asset exchanges with commercial substance are measured at the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, while replacement tires are expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred unless they extend the useful life of the asset, in which case the costs are capitalized and depreciated over the remaining useful life.

Computer Software for Internal Use, Including Web Site Development and Cloud Computing Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the application development stage or during the implementation stage for cloud computing or hosting arrangements for certain enterprise systems, such as finance, human resources, and transportation management applications that are accounted for as service contracts with fees expensed as incurred. Costs incurred in the preliminary project stage and post-implementation/operation stage, including maintenance and training costs, are expensed as incurred. Capitalized software costs are amortized by the straight-line method, generally over 2 to 7 years. Capitalized costs related to cloud computing and hosting arrangements are presented within prepaid expenses and other long‑term assets in the accompanying consolidated balance sheets depending on the terms of the arrangement. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, capitalized software, finite-lived intangible assets and right-of-use assets held under operating leases, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will record the asset at the lesser of its carrying amount or fair value and recognize an impairment loss, if any, in operating income. During 2025 and 2024, the Company evaluated certain long-lived assets for impairment (see Note C).

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent certain properties, revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on sales of property and equipment are reported in operating income. Assets held for sale of $7.8 million and $18.4 million were reported within other long-term assets as of December 31, 2025 and 2024, respectively. As of December 31, 2025, assets held for sale primarily include real estate properties. The fair value of these held for sale assets as of December 31, 2025 and 2024, were determined using Level 2 inputs.

The Company recorded a pre-tax impairment charge of $5.4 million during the fourth quarter of 2025 as certain equipment and inventory were evaluated as no longer usable in the current iterations of the Vaux program. These costs were reported in the “Other and eliminations” line of consolidated operating income (see Note M).

Contingent Consideration: The Agreement and Plan of Merger for our acquisition of MoLo provided for additional cash consideration based on the achievement of certain incremental targets of adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) for each of the years ended December 31, 2023, 2024, and 2025 (“the earnout period”). The Company recorded the estimated fair value of contingent earnout consideration at the acquisition date as part of the purchase price consideration for the acquisition. The fair value of the contingent earnout consideration liability was determined using a Monte Carlo simulation with Level 3 inputs including volatility factors, projected revenue and expenses or adjusted EBITDA, and the discount rate. The liability for contingent earnout consideration was remeasured at each quarterly reporting date within the earnout period and any change in fair value as a result of the recurring assessments was recognized in operating income (see Note C). The adjusted EBITDA metrics were below threshold target for all three years, resulting in no earnout payment under the agreement and no liability at December 31, 2025.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but rather is evaluated for impairment annually as of October 1 or more frequently if indicators of impairment exist (see Note D). The Company typically assesses qualitative factors but may also use a quantitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative valuation of the reporting unit is prepared to measure the amount of goodwill impairment, if any.

Indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. Consistent with goodwill, the Company typically assesses qualitative factors but may perform a quantitative assessment to determine if it is more likely than not that the fair value of the indefinite‑lived intangible asset is less than its carrying value. A quantitative analysis is performed if it is determined it is more likely than not the indefinite-lived intangible is impaired. The Company’s annual impairment assessment of the indefinite-lived intangible asset within the Asset-Light segment as of October 1, 2025 resulted in a pre-tax noncash asset impairment charge (see Note D).

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

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $10.6 million at December 31, 2025 and $15.6 million at December 31, 2024. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

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

Loss Contingencies: The Company is involved in various legal actions arising in the ordinary course of business. The Company assesses loss contingencies by estimating the likelihood of loss or the incurrence of a liability. The Company records a liability and expense for loss contingencies when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s legal matters are discussed in Note N.

Leases: The Company leases, primarily under operating lease arrangements, certain facilities used primarily in the Asset‑Based segment service center operations, certain facilities and revenue equipment used in the Asset-Light segment operations, and certain other facilities and office equipment. Right-of-use assets and lease liabilities for operating leases are recorded on the balance sheet, and the related lease expense is recorded on a straight-line basis over the lease term in operating expenses. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability.

The Company elected the practical expedient for leases with a term of 12 months or less exempting balance sheet treatment for all classes of assets to include real property, revenue equipment, and service, office, and other equipment. The Company adopted the policy election as a lessee for all classes of assets to account for each lease component and its related non‑lease component(s) as a single lease component. In determining the discount rate, the Company uses ArcBest Corporation’s incremental borrowing rate unless the rate implicit in the lease is readily determinable when entering into a lease as a lessee. The incremental borrowing rate is determined by the price of a fully collateralized loan with similar terms based on current market rates.

An assessment is made on or after the effective date of newly signed contracts as to whether the contract is, or contains, a lease at the inception of a contract. The operating right-of-use asset is measured as the initial amount of the operating lease liability, plus any initial direct costs incurred, less any prepayments prior to commencement or lease incentives received. The operating lease liability is initially measured at the present value of the lease payments, discounted using the Company’s secured incremental borrowing rate for the same term as the underlying lease unless the interest rate implicit in the lease is readily determined, then the implicit rate will be used. Lease payments included in the measurement of the lease liability are comprised of the following: (1) the fixed noncancelable lease payments, (2) payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and (3) payments for early termination options unless it is reasonably certain the lease will not be terminated early. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the initial lease liability. Variable lease cost for operating leases consists of subsequent changes in the consumer price index, rent payments that are based on usage, and other lease-related payments which are subject to change and not considered fixed payments. Additional payments based on the change in an index or rate are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

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

The Company has not incurred service costs under the SBP since the accrual of benefits under the plan was frozen on December 31, 2009. The Company incurs service costs under the postretirement health benefit plan which is reported within operating expenses in the consolidated statements of operations. The other components of net periodic benefit cost (credit) of the SBP (including pension settlement expense) and the postretirement health benefit plan are reported within the other line item of other income (costs).

The expense and liability related to the postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding the discount rate, expected retirement age, mortality, employee turnover, and future increases in health care costs. The discount rate used to discount the postretirement health benefit plan obligation is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. The assumptions used directly impact the net periodic benefit cost (credit) for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost (credit) in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost (credit).

The Company uses December 31 as the measurement date for the SBP and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, which triggers settlement accounting. The Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Final pension settlement expense for the SBP was recognized at December 31, 2025, upon retirement of the remaining participant in the plan (see Note I).

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

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss, net of tax. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net income for the period but rather are recorded directly to stockholders’ equity. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity, and the components of the balance are reported in Note J. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note J.

Earnings Per Share: Basic earnings per share is calculated by dividing net income by the daily weighted number of shares of the Company’s common stock outstanding for the period. Diluted earnings per share is calculated using the treasury stock method. Under this method, the denominator used in calculating diluted earnings per share includes the impact of unvested restricted equity awards.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant, adjusted for the present value of dividends which are not payable with respect to unvested restricted stock units (“RSUs”). The RSUs generally vest over a specified time beginning on the grant date. RSUs granted follow a three-year ratable vesting schedule with one‑third of the grants vesting each year. Awards granted to non‑employee directors typically vest at the end of a one‑year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When RSUs become vested, the Company issues new shares in settlement of the RSU award. The Company recognizes the income tax benefits of dividends on share‑based payment awards as income tax expense or benefit in the consolidated statements of operations when awards vest or are settled.

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

Advertising: The Company expenses advertising costs as incurred. These costs totaled $23.9 million, $22.3 million, and $27.8 million for 2025, 2024, and 2023, respectively.

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

Adopted Accounting Pronouncements

In the fourth quarter of 2025, the Company adopted an amendment to Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which was amended in December 2023 through the issuance of Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU was applied prospectively and did not have a significant impact on the Company’s disclosures (see Note E).

Accounting Pronouncements Not Yet Adopted

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

ASC Topic 270, Interim Reporting, was amended in December 2025 through the issuance of ASU No. 2025-11, Interim Reporting – Narrow-Scope (“ASU 2025-11”), which clarifies interim disclosure requirements. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, while early adoption is permitted. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The components of cash and cash equivalents and short-term investments as of December 31 are presented in the following table:

	2025	2024

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$72,280	$83,048
Money market funds(2)	29,750	44,396
Total cash and cash equivalents	$102,030	$127,444

Short-term investments
Certificates of deposit(3)	$22,204	$29,759
(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2025 and 2024, cash deposits and short-term investments totaling $31.1 million and $51.7 million, respectively, were not FDIC insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2025		2024

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable(1)	$223,856	$225,797	$189,134	$187,675
New England Pension Fund withdrawal liability(2)	17,906	16,258	18,671	16,783
	$241,762	$242,055	$207,805	$204,458
(1)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(2)	ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund (the “New England Pension Fund”) was restructured under a transition agreement effective on August 1, 2018, which resulted in a related withdrawal liability. The fair value of the outstanding withdrawal liability is equal to the present value of the future withdrawal liability payments, discounted at an interest rate of 5.9% at December 31, 2025 and 6.0% at December 31, 2024 determined using the 20‑year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy). As of December 31, 2025, the outstanding withdrawal liability totaled $17.9 million, of which $0.8 million was recorded in accrued expenses and the remaining portion was recorded in other long-term liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The assets and liabilities that are measured at fair value on a recurring basis as of December 31 are presented in the following table:

	2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$29,750	$29,750	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,166	5,166	—	—
	$34,916	$34,916	$—	$—

	2024
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$44,396	$44,396	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,570	5,570	—	—
	$49,966	$49,966	$—	$—
Liabilities:
Contingent consideration(3)	$2,650	$—	$—	$2,650

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.
(3)	The estimated fair value of contingent consideration related to the acquisition of MoLo (see Note B) was determined by assessing Level 3 inputs. The Level 3 assessments utilized a Monte Carlo simulation with inputs including scenarios of estimated revenues and expenses to be achieved for the applicable performance periods, volatility factors applied to the simulations, and the discount rate applied, which was 12.9% as of December 31, 2024. The Company reduced the contingent consideration for the MoLo acquisition to zero during 2025 as the related earnout calculation did not meet the required adjusted EBITDA thresholds for payment as specified in the Agreement and Plan of Merger.

The following table provides the change in fair value of the liabilities measured at fair value using inputs categorized in Level 3 of the fair value hierarchy:

Contingent Consideration
(in thousands)
Balance at December 31, 2024	$2,650
Change in fair value included in operating expenses	(2,650)
Balance at December 31, 2025	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon events or changes in circumstances that indicate the carrying amount may not be recoverable. The following table provides the changes in long-lived assets and intangibles measured on a nonrecurring basis during the years ended December 31:

	2025	2024

	(in thousands)
Intangible assets(1)	$(6,640)	$—
Equity investment(2)	$—	$(28,739)
Revenue equipment(3)	$—	$(1,393)
Software(3)	$—	$(307)
(1)	During the fourth quarter of 2025, the Company recorded an impairment charge related to its indefinite-lived Panther trade name intangible asset within the Asset-Light reporting unit. The impairment was the result of a decline in projected revenue and profitability in the current recessionary freight environment. The fair value of the trade name was estimated as of October 1, 2025 using relief from royalty method by calculating the present value of the after-tax cost savings associated with owning the trade name and, therefore, not having to pay royalties for its use, which incorporates significant unobservable inputs categorized in Level 3 of the fair value hierarchy. Key assumptions included projected financial information, a royalty rate of 1.3%, and a discount rate of 16.2%.
(2)	In November 2021, the Company recorded an equity investment for $25.0 million in Phantom Auto, a startup provider of human-centered remote operation software. The equity investment was accounted for as a nonmarketable equity security without a readily determinable value using the measurement alternative, which allowed the investment to be recorded at cost, less any impairment and adjusted for observable price changes. During 2023, the fair value of the Company’s investment in Phantom Auto increased based on an observable price change upon the closing of Phantom Auto’s Series B-2 funding round as of April 26, 2023. During the first quarter of 2024, the Company was notified that Phantom Auto was ceasing operations due to liquidity concerns from failing to secure additional funding from investors or lenders. As a result, the Company assessed the likelihood of recovering its investment as remote and recorded a pre-tax, noncash impairment charge, to write off the equity investment in Phantom Auto, which was recognized below the operating income line in “Other, net” within “Other income (costs)” using inputs categorized in Level 3 of the fair value hierarchy.
(3)	During the fourth quarter of 2024, the Company recorded impairment charges for certain revenue equipment and software as part of a strategic decision to adjust capacity within Asset-Light’s operations. The impairment charges were reported in operating expenses in the consolidated statements of operations for the year ended December 31, 2024. Inputs used in the fair value measurements of these assets were categorized in Level 2 of the fair value hierarchy. The software was impaired after it was determined it was no longer going to be utilized and the revenue equipment was written down to fair value, less cost to sell, of $4.6 million when it was reclassified to assets held for sale at fair value, which is reported within other long-term assets as of December 31, 2024.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at December 31, 2025 and 2024 relates to the Asset-Light segment. The accumulated impairment of goodwill at December 31, 2025 and 2024 totaled $20.0 million.

Goodwill and indefinite-lived intangible assets are not amortized but evaluated for impairment annually as of October 1, or more frequently if indicators of impairment exist (see Note B). The annual impairment evaluation of the goodwill and indefinite-lived intangible assets of the Asset-Light reporting unit was performed as of October 1, 2025. A third-party valuation specialist was utilized in performing the annual impairment analysis and it was determined that there was no impairment to the recorded goodwill balance. However, it was determined that its indefinite-lived trade name within the Asset-Light reporting unit was impaired. A noncash asset impairment charge of $6.6 million, included within the asset impairments charges line of Asset-Light segment operating expenses, was recorded during the fourth quarter of 2025 as the result of a decline in projected revenue and profitability in the current recessionary freight environment (see Note C).

The evaluation of goodwill impairment requires management’s judgement and the use of estimates and assumptions to determine if indicators of impairment exist at an interim date. Assumptions require considerable judgement because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations, including the impact of excess capacity and a soft truckload market rate environment, could materially affect future analyses and result in material impairments of goodwill and indefinite-lived intangible assets.

Intangible assets as of December 31 consisted of the following:

		2025				2024
	Weighted-Average		Accumulated	Impairment	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Charge	Value	Cost	Amortization	Value

	(in years)	(in thousands)				(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$68,206	$—	$31,373	$99,579	$59,782	$39,797
Other	9	30,655	18,297	—	12,358	30,438	13,920	16,518
	11	130,234	86,503	—	43,731	130,017	73,702	56,315
Indefinite-lived intangible asset
Trade name(1)	N/A	32,300	N/A	6,640	25,660	32,300	N/A	32,300

Total intangible assets	N/A	$162,534	$86,503	$6,640	$69,391	$162,317	$73,702	$88,615

(1)	A noncash asset impairment charge was recorded in fourth quarter 2025, as previously discussed.

As of December 31, 2025, the future amortization for intangible assets acquired through business acquisitions was as follows:

Amortization of
Intangible Assets
(in thousands)
2026	$8,693
2027	7,269
2028	7,269
2029	7,223
2030	6,712
Thereafter	6,565
Total amortization	$43,731

NOTE E – INCOME TAXES

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, including 100% expensing of qualified depreciable assets and modifications to capitalization of research and development expenses. The OBBB has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. As a result of the OBBB changes, the Company recognized a one-time accelerated current tax benefit of $26.6 million during 2025. This benefit primarily reflects $101.2 million of tax deductions for 100% expensing of fixed asset additions purchased between January 20 and June 30, 2025, and the immediate expensing of previously capitalized research and development costs. These items increased deferred tax liability and reduced the federal income tax liability and related tax payments for 2025, with no material impact on the 2025 effective tax rate.

The Company prospectively applied Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). As such, information presented below for 2024 and 2023 has not been recast to conform to current-year presentation.

Income before provision for income taxes was as follows for the year ended December 31:

2025

(in thousands)
Domestic	$81,820
Foreign	1,275
Total income before income taxes	$83,095

Significant components of the total provision for income taxes for the years ended December 31 were as follows:

	2025	2024	2023

	(in thousands)
Current provision (benefit) on continuing operations:
Federal	$(10,336)	$18,195	$38,860
State	(464)	3,793	10,949
Foreign	425	928	508
	(10,375)	22,916	50,317
Deferred provision (benefit) on continuing operations:
Federal	27,288	17,532	(4,882)
State	6,161	5,058	(682)
Foreign	(77)	(153)	(2)
	33,372	22,437	(5,566)
Current provision on discontinued operations:
Federal	—	169	14,656
State	—	36	3,599
	—	205	18,255

Total provision for income taxes	$22,997	$45,558	$63,006

Reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows for the year ended December 31:

	2025

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$17,450	21.0%
State income taxes, net of federal income tax effect(1)	6,158	7.4
Foreign income tax provision	1,169	1.4
Tax credits
Federal research and development tax credits	(1,543)	(1.9)
Federal employment tax credits	(1,577)	(1.9)
Foreign tax credits generated	(1,068)	(1.3)
Net increase in valuation allowance	1,063	1.3
Nontaxable and nondeductible items	237	0.3
Other adjustments	1,108	1.4
Total provision for income taxes	$22,997	27.7%

(1)	The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Pennsylvania, California, Illinois, Wisconsin, Indiana, New Mexico, and Florida.

Reconciliation between effective income tax rate, as computed on income from continuing operations before income taxes, and the statutory federal income tax rate for years ended December 31 prior to the adoption of ASU 2023-09 is presented in the following table:

	2024	2023

	(in thousands, except percentages)
Income tax provision at the statutory federal rate of 21.0%	$45,930	$39,252
Federal income tax effects of:
State income taxes	(1,859)	(2,156)
Settlement of share-based compensation(1)	(9,169)	(3,989)
Non-deductible compensation under IRC Section 162(m)	3,668	3,103
Other	(2,843)	(2,232)
Federal income tax provision	35,727	33,978
State income tax provision	8,851	10,267
Foreign income tax provision	775	506
Total provision for income taxes	$45,353	$44,751
Effective tax rate	20.7%	23.9%
(1)	The tax benefits for 2024 and 2023 are primarily due to the vesting of RSUs granted in 2021 and 2022 at the end of a four-year and three-year period, respectively. RSUs granted subsequent to 2021 follow a graded vesting schedule, with RSUs vesting incrementally over a specified period of time, rather than fully vesting at the end of the vesting period.

The Company's total effective tax rate was 27.7%, 20.8% and 24.4% for 2025, 2024 and 2023, respectively, including discontinued operations. The effective tax rate from discontinued operations was 25.5% for both 2024 and 2023. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities of continuing operations at December 31 were as follows:

	2025	2024

	(in thousands)
Deferred tax assets:
Accrued expenses	$67,563	$66,211
Operating lease right-of-use liabilities	60,067	56,119
Multiemployer pension fund withdrawal	4,468	4,688
Postretirement liabilities other than pensions	3,599	3,428
Share-based compensation	2,044	2,239
Federal and state net operating loss carryovers	6,722	4,383
Receivable allowances	2,556	2,666
Other	4,038	2,580
Total deferred tax assets	151,057	142,314
Valuation allowance	(4,452)	(1,731)
Total deferred tax assets, net of valuation allowance	$146,605	$140,583

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	$153,825	$121,400
Operating lease right-of-use assets	55,010	48,271
Intangibles	33,392	33,680
Prepaid expenses	6,655	6,345
Total deferred tax liabilities	248,882	209,696
Net deferred tax liabilities	$(102,277)	$(69,113)

Income taxes paid, net of refunds, were as follows for the year ended December 31:

2025

(in thousands)
Federal	$2,300

State	$2,275
Tennessee	594

Foreign	$2,203
Canada Federal	1,621

Total income taxes paid, net of refunds	$6,778

Income taxes paid, excluding income tax refunds of $33.1 million, totaled $71.1 million in 2024, while income taxes paid, excluding income tax refunds of $36.4 million, totaled $115.7 million in 2023.

Under Accounting Standards Codification Topic 718, Compensation – Stock Compensation, the Company may experience volatility in its income tax provision as a result of recording all excess tax benefits and tax deficiencies in the income statement upon settlement of awards, which occurs primarily during the second quarter of each year. The 2025 tax rate reflects an expense of 1.2% related to the settlement of share-based compensation, while the 2024 and 2023 tax rates reflect tax benefits of 5.2% and 2.8%, respectively.

At December 31, 2025, the Company had gross federal net operating loss carryforwards of $0.3 million, which do not expire. Gross state net operating losses of $155.3 million have expiration dates ranging from 2033 through 2045. Gross state net operating losses of $63.9 million are for subsidiaries that have had taxable losses for three or more prior tax years in jurisdictions with a carryforward period of less than 15 years or have other nexus issues that reduce the likelihood of the losses. These net operating loss carryforwards have been fully reserved with valuation allowances of $2.4 million at December 31, 2025 and $0.7 million at December 31, 2024.

As the Canadian tax rate is higher than the U.S. tax rate, it is unlikely that foreign tax credit carryforwards will be usable, as U.S. taxes will be paid at a lower rate than the tax rates in Canada. Thus, the foreign tax credit carryover is fully reserved, resulting in valuation allowances of $2.1 million at December 31, 2025 and $1.0 million at December 31, 2024.

Consolidated federal income tax returns filed for tax years through 2021 are closed by the applicable statute of limitations. The Company is currently under examination by two foreign taxing authorities at December 31, 2025. No federal or state examinations were in process at December 31, 2025.

NOTE F – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment. Current operating leases have remaining terms of approximately 22 years or less, some of which include one or more options to renew, with renewal option terms up to ten years. There is one early termination option available on an operating lease as of December 31, 2025, provided notification is given 24 months prior to the end of the lease term, which is included in the right-of-use assets and liabilities as of December 31, 2025.

The components of operating lease expense for the years ended December 31 were as follows:

	2025	2024	2023

	(in thousands)
Operating lease expense	$46,453	$42,772	$38,794
Variable lease expense	9,080	7,183	6,804
Sublease income	(4,722)	(2,631)	(246)
Total operating lease expense	$50,811	$47,324	$45,352

The operating cash flows from operating lease activity for the years ended December 31 were as follows:

	2025	2024	2023

	(in thousands)
Noncash change in operating right-of-use assets	$34,292	$34,445	$33,470
Cash payments to obtain right-of-use assets	(11,500)	(7,752)	—
Change in operating lease liabilities	(33,811)	(33,898)	(30,550)
Changes in operating right-of-use assets and lease liabilities, net	$(11,019)	$(7,205)	$2,920

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$46,018	$42,173	$35,759
Right-of-use assets obtained in exchange for operating lease liabilities	$50,195	$49,452	$62,425

The weighted-average remaining lease term for our outstanding operating lease obligations was 7.9 years as of December 31, 2025 and 7.4 years as of December 31, 2024. As of December 31, 2025 and 2024, the weighted-average discount rate was 4.79% and 4.59%, respectively. Maturities of operating lease liabilities at December 31, 2025 were as follows:

Operating
Lease
Liabilities
(in thousands)
2026	$46,841
2027	41,657
2028	37,748
2029	32,655
2030	29,851
Thereafter	104,974
Total lease payments	293,726
Less imputed interest	(52,999)
Total	$240,727

Lease Impairment Charges

In 2023, lease impairment charges totaling $30.2 million were recognized as a component of operating expenses for impairment of certain long-lived operating right-of-use assets that were made available for sublease and continued to be classified as held and used.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt, which consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment at December 31, 2025 and 2024, was as follows:

	2025	2024

	(in thousands)
Notes payable (weighted-average interest rate of 5.0% at December 31, 2025)	$223,856	$189,134
Less current portion	87,882	63,978
Long-term debt, less current portion	$135,974	$125,156

Scheduled payments of long-term debt obligations as of December 31, 2025 were as follows:

Notes
Payable
(in thousands)
2026	$97,114
2027	85,622
2028	46,435
2029	10,675
2030	—
Total payments	239,846
Less amounts representing interest	15,990
Long-term debt	$223,856

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $362.5 million at December 31, 2025 and $333.5 million at December 31, 2024.

The Company paid interest of $11.8 million, $8.5 million, and $8.7 million in 2025, 2024, and 2023, respectively, net of capitalized interest which totaled $0.4 million for both 2025 and 2024 and $0.3 million for 2023.

Financing Arrangements

Credit Facility

The Company’s revolving credit facility (the “Credit Facility”) was amended and restated under its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) in November 2025. The amendment, among other things, increased the letter of credit sub-facility sublimit from $20.0 million to $50.0 million and extended the maturity date from October 7, 2027 to November 25, 2030.

The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $50.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. The Company borrowed and repaid $25.0 million under the Credit Facility during 2025. As of December 31, 2025 the Company had available borrowing capacity of $250.0 million under the initial maximum credit amount of the Credit Facility.

Principal payments under the Credit Facility are due upon maturity of the facility; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Credit Agreement can either be, at the Company’s election: (i) at an Alternate Base Rate (as defined in the Credit Agreement) plus a spread ranging from 0.125% to 1.00%, or (ii) the Adjusted Term SOFR Screen Rate (as defined in the Credit Agreement) plus a spread ranging from 1.125% to 2.00%. The applicable spread is dependent upon the Company’s Adjusted Leverage Ratio (as defined in the Credit Agreement). In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2025.

Accounts Receivable Securitization Program

In June 2025, the Company amended and restated its accounts receivable securitization program (“A/R Securitization”), extending the maturity date to July 1, 2026. The A/R Securitization provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions. As of December 31, 2025 and 2024, the Company had no borrowings outstanding under the A/R Securitization.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivable. Borrowings under the A/R Securitization bear interest based upon SOFR, or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at December 31, 2025.

The A/R Securitization includes a provision under which the Company may request, and the program’s letter of credit issuer may issue, standby letters of credit (“LOCs”). These LOCs are primarily in support of the Company’s workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The issuance of standby LOCs reduces the availability of borrowings under the program. As of December 31, 2025, standby LOCs of $23.5 million have been issued under the program, reducing the available borrowing capacity to $26.5 million.

Notes Payable

The Company has financed the purchase of certain revenue equipment through promissory note arrangements totaling $117.9 million and $80.7 million during the years ended December 31, 2025 and 2024, respectively.

NOTE H – ACCRUED EXPENSES

	December 31
	2025	2024

	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$222,643	$217,161
Accrued vacation pay	64,078	63,437
Accrued compensation, including retirement benefits	60,661	75,900
Taxes other than income	7,019	9,924
Other	23,724	28,458
Total accrued expenses	$378,125	$394,880

NOTE I – EMPLOYEE BENEFIT PLANS

Supplemental Benefit and Postretirement Health Benefit Plans

The Company has an unfunded supplemental benefit plan (the “SBP”), which was designed to supplement benefits under the Company’s legacy nonunion defined benefit pension plan (for which plan termination and liquidation was completed in 2019) for designated executive officers. The SBP was closed to new entrants, and a cap was placed on the maximum payment per participant in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long‑Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the accrual of benefits and the valuation inputs for calculating SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen, with the exception of early retirement penalties that may apply in certain cases. Final pension settlement expense for the SBP was recognized at December 31, 2025, upon retirement of the remaining participant in the plan.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2025	2024	2025	2024

	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$368	$358	$13,825	$13,668
Service cost	—	—	51	60
Interest cost	18	15	712	632
Actuarial (gain) loss (1)	38	(5)	685	162
Benefits paid	—	—	(755)	(697)
Benefit obligations, end of year	424	368	14,518	13,825
Change in plan assets
Fair value of plan asset, beginning of year	—	—	—	—
Employer contributions	—	—	755	697
Benefits paid	—	—	(755)	(697)
Fair value of plan assets, end of year	—	—	—	—
Funded status at period end	$(424)	$(368)	$(14,518)	$(13,825)

Accumulated benefit obligation	$424	$368	$14,518	$13,825
(1)	The higher actuarial loss on the postretirement health benefit plan for 2025, compared to 2024, is due to an increase in the healthcare cost trend rate and a decrease in the discount rate used to remeasure the plan obligation at December 31, 2025.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2025	2024	2025	2024

	(in thousands)
Current portion of pension and postretirement liabilities	$(424)	$—	$(822)	$(832)
Pension and postretirement liabilities, less current portion	—	(368)	(13,696)	(12,993)
Liabilities recognized	$(424)	$(368)	$(14,518)	$(13,825)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2025	2024	2023	2025	2024	2023

	(in thousands)
Service cost	$—	$—	$—	$51	$60	$78
Interest cost	18	15	16	712	632	599
Pension settlement expense	31	—	—	—	—	—
Amortization of net actuarial gain(1)	(4)	(2)	(4)	(837)	(997)	(1,326)
Net periodic benefit cost (credit)	$45	$13	$12	$(74)	$(305)	$(649)
(1)	The Company amortizes actuarial gains and losses over the average remaining active service period of the plan participants and does not use a corridor approach.

Included in accumulated other comprehensive income (loss) at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2025	2024	2025	2024

	(in thousands)
Unrecognized net actuarial gain	$—	$(12)	$(4,125)	$(5,647)

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Supplemental		Postretirement
	Benefit Plan		Health Benefit Plan
	2025	2024	2025	2024
Discount rate	—%	4.8%	5.4%	5.5%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Supplemental			Postretirement
	Benefit Plan			Health Benefit Plan
	2025	2024	2023	2025	2024	2023
Discount rate	4.8%	4.3%	4.6%	5.5%	4.8%	5.0%

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2025	2024
Health care cost trend rate assumed for next year(1)	8.0%	7.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2041	2036
(1)	At each December 31 measurement date, health care cost rates for the following year are based on known premiums for the fully insured postretirement health benefit plan. Therefore, the first year of assumed health care cost trend rates presented as of December 31, 2025 are for 2027 and 2024 are for 2026.

Estimated future benefit payments from the Company’s SBP and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2025 are as follows:

	Supplemental	Postretirement
	Benefit	Health
	Plan	Benefit Plan

	(in thousands)
2026	$424	$822
2027	$—	$828
2028	$—	$833
2029	$—	$888
2030	$—	$898
2031-2035	$—	$4,518

Voluntary Savings Plan

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2025 and 2024, VSP balances of $5.2 million and $5.6 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all nonunion employees. The plans permit participants to defer a portion of their salary up to a maximum of 75% as determined under Section

401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The Company’s matching expense for the nonunion 401(k) plans totaled $10.0 million, $9.2 million, and $7.1 million for 2025, 2024, and 2023, respectively. The plans also allow for discretionary 401(k) Company contributions determined annually. The Company recognized expense of $10.6 million, $11.5 million, and $13.1 million in 2025, 2024, and 2023, respectively, related to its discretionary contributions to the nonunion defined contribution 401(k) plans. Participants are fully vested in the Company’s contributions under the defined contribution 401(k) plans after three years of service.

Long-Term Incentive Compensation Plan

The Company maintains a performance-based Long-Term Incentive Compensation Plan (“LTIP”) for certain officers of the Company or its subsidiaries. The LTIP incentive, which is earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2025, 2024, and 2023, $9.6 million, $21.0 million, $26.3 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long-term assets include $45.5 million at December 31, 2025 and $51.7 million at December 31, 2024 in the cash surrender value of life insurance policies. These policies are intended to provide funding for certain of the Company’s long-term nonunion benefit plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized a gain of $3.3 million, $3.3 million and $4.6 million for 2025, 2024, and 2023, respectively, associated with changes in the cash surrender value and proceeds from life insurance policies, included below the operating income line in “Other, net” within “Other income (costs).”

Multiemployer Plans

ABF Freight System, Inc. and certain other subsidiaries reported in the Company’s Asset-Based operating segment (“ABF Freight”) contribute to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the 2023 ABF NMFA and other related supplemental agreements, which will remain in effect through June 30, 2028. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

The multiemployer plans to which ABF Freight primarily contributes are jointly trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If ABF Freight were to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, ABF Freight would have material liabilities for its share of the unfunded vested liabilities of each such plan.

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

The PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. The Reform Act includes provisions to address the funding of multiemployer pension plans in “critical and declining” status, including certain of those in which ABF Freight participates. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime within the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of Treasury for the reduction of certain accrued benefits.

The American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) includes the Butch Lewis Emergency Pension Plan Relief Act of 2021 (the “Pension Relief Act”). The Pension Relief Act includes provisions to improve funding for multiemployer pension plans, including financial assistance provided through the Pension Benefit Guarantee Corporation (the “PBGC”) to qualifying underfunded plans to secure pension benefits for plan participants. Without the funding provided by the Pension Relief Act, many of the multiemployer pension funds to which ABF Freight contributes could become insolvent in the near future; however, ABF Freight would continue to be obligated to make contributions to those funds under the terms of the 2023 ABF NMFA.

In connection with the American Rescue Plan Act, the PBGC established the Special Financial Assistance Program (the “SFA Program”) to administer funds to severely underfunded eligible multiemployer pension plans under the Pension Relief Act. Certain multiemployer pension plans to which ABF Freight contributes, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) and the New England Teamsters Pension Fund, have received funds under the SFA Program which could allow them to avoid insolvency and improve their funded status. Under the American Rescue Plan Act and in accordance with regulations of the PBGC, plans receiving funding under the SFA Program are not permitted to reduce employer contributions to their funds. The Company will continue to evaluate the impact of assistance provided by the SFA Program on ABF Freight’s multiemployer pension plan contributions. Through the term of the 2023 ABF NMFA, ABF Freight’s multiemployer pension contribution obligations generally will be satisfied by making the specified contributions when due. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement.

Based on the most recent funding information the Company has received, none of ABF Freight’s multiemployer pension plan contributions for the year ended December 31, 2025 were made to plans that are in “critical and declining status;” approximately 56% were made to plans that are in “critical status,” including the Central States Pension Plan and New England Teamsters Pension Fund discussed below; and no contributions were made to plans that are in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The Central States Pension Plan and the New England Teamsters Pension Fund are the only funds individually listed in the table which received financial assistance from the SFA Program. The severity of a plan’s underfunded status considered in the analysis of individually significant funds to be separately disclosed was after the financial assistance from the SFA Program.

Individually significant multiemployer pension funds based on the amount and the related key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions(d)
	EIN/Pension	Zone Status(b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number(a)	2025	2024	Implemented(c)	2025	2024	2023	Imposed(e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical	Critical	Implemented	$75,876	$75,004	$77,708	No

Western Conference of Teamsters Pension Plan(1)(2)	91-6145047	Green	Green	No	34,034	27,701	29,540	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	14,634	15,261	15,540	No

I. B. of T. Union Local No. 710 Pension Fund(1)(2)	36-2377656	Green	Green	No	11,484	11,560	10,676	No

New England Teamsters Pension Fund(3)(4)	04-6372430	Critical(5)	Critical and Declining(5)	Implemented(6)	4,546	4,548	4,636	No

All other plans in the aggregate					23,524	23,818	24,384
Total multiemployer pension contributions paid(7)					$164,098	$157,892	$162,484

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.
(b)	Unless otherwise noted, the most recent PPA zone status available in 2025 and 2024 is for 2024 and 2023 plan years, respectively. The zone status is based on information received from the plan and was certified by the plan’s actuary. Green zone funds are those that are not in endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.
(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by ABF Freight to the plan.

Table Footnotes

(1)	Of the multiemployer pension plans considered individually significant, ABF Freight System, Inc. was listed by the following plans as providing more than 5% of the total contributions: Central States, Southeast and Southwest Areas Pension Plan for the plan years ended December 31, 2024 and 2023; Western Conference of Teamsters Pension Plan for the plan year ended December 31, 2023; Central Pennsylvania Teamsters Defined Benefit Plan for the plan years ended December 31, 2024 and 2023; and I. B. of T. Union Local No. 710 Pension Fund for the plan years ended January 31, 2025 and 2024.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the 2024 and 2023 plan years.
(3)	Contributions include $1.6 million each year for 2025, 2024, and 2023, related to the multiemployer pension fund withdrawal liability. ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund was restructured under a transition agreement effective on August 1, 2018, which triggered a withdrawal liability settlement to satisfy ABF Freight’s existing potential withdrawal liability obligation to the fund. The withdrawal liability obligation totaled $25.0 million at December 31, 2025 and $26.6 million at December 31, 2024, with monthly payments due over the remaining 16 years as of December 31, 2025.
(4)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the 2023 and 2022 plan years.
(5)	PPA zone status relates to 2023 and 2022 plan years.
(6)	On November 19, 2024, the rehabilitation plan was amended and restated, setting contribution and benefit structures that are intended to enable the fund to emerge from critical status, which took effect on January 1, 2025.
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

For 2025, 2024, and 2023, nearly one-half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentages of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, were 96.9%, and 98.5% as of January 1, 2024 and 2023, respectively. Despite the funded percentage exceeding 80% as of January 1, 2023, the plan is deemed to be in critical status through 2051 due to the receipt of funding from the SFA Program in January 2023. The plan announced that the SFA Program funding allowed the Central States Pension Plan to avoid insolvency in 2025 and that full funding will be reached over time.

As of September 30, 2025 and 2024, the funded percentages of the New England Teamsters Pension Fund were less than 65%. The fund is deemed to be in critical status through 2051 due to the receipt of funding from the SFA Program in August 2024. The fund announced that the SFA Program substantially improved the financial health and long-term viability of the fund.

The funding notices for the 2022 plan year for the Western Pennsylvania Teamsters and Employers Pension Fund, the New York State Teamsters Conference Pension and Retirement Fund, and the Trucking Employees of North Jersey Welfare Fund, Inc. – Pension Fund reflected the reinstatement of benefits previously suspended due to the significantly improved status of each fund due to the funding provided by the SFA Program; however, these funds will be deemed to be in critical status through the end of 2051. The Company also previously received notice that the PBGC will provide financial assistance (by paying retiree benefits not to exceed the PBGC guarantee limits) to the Road Carriers Local 707 Pension Fund, which was declared insolvent; however, this fund received SFA Program funding during 2022. Approximately 1% to 2% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2025 were made to each of these funds.

ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 38 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under labor agreements. Contributions to multiemployer health and welfare plans totaled $219.9 million, $218.5 million, and $215.6 million, for the year ended December 31, 2025, 2024, and 2023, respectively. The benefit contribution rate for health and welfare benefits increased by an average of approximately 1.4%, 3.7%, and 5.4% on August 1, 2025, 2024 and 2023, respectively, under ABF Freight’s current collective bargaining agreement with the IBT.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows at December 31:

	2025	2024	2023

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$4,126	$5,660	$6,816
Interest rate swap	—	—	1,710
Foreign currency translation	(4,717)	(5,323)	(2,709)

Total	$(591)	$337	$5,817

After-tax amounts:
Unrecognized net periodic benefit credit	$3,064	$4,203	$5,061
Interest rate swap	—	—	1,263
Foreign currency translation	(3,503)	(3,931)	(2,000)

Total	$(439)	$272	$4,324

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Credit	Swap	Translation

	(in thousands)
Balances at December 31, 2023	$4,324	$5,061	$1,263	$(2,000)

Other comprehensive loss before reclassifications	(3,310)	(116)	(1,263)	(1,931)
Amounts reclassified from accumulated other comprehensive income	(742)	(742)	—	—
Net current-period other comprehensive loss	(4,052)	(858)	(1,263)	(1,931)

Balances at December 31, 2024	$272	$4,203	$—	$(3,931)

Other comprehensive income (loss) before reclassifications	(110)	(538)	—	428
Amounts reclassified from accumulated other comprehensive income	(601)	(601)	—	—
Net current-period other comprehensive income (loss)	(711)	(1,139)	—	428

Balances at December 31, 2025	$(439)	$3,064	$—	$(3,503)

The following is a summary of the significant reclassifications out of accumulated other comprehensive income by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Credit
	2025	2024

	(in thousands)
Amortization of net actuarial gain(1)	$841	$999
Pension settlement expense(2)	(31)	—
Total, pre-tax	810	999
Tax expense	(209)	(257)
Total, net of tax	$601	$742
(1)	Included in the computation of net periodic benefit credit of the Company’s SBP and postretirement health benefit plan (see Note I).
(2)	Represents final pension settlement expense for the SBP recognized at December 31, 2025.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2025		2024
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,785	$0.12	$2,828
Second quarter	$0.12	$2,758	$0.12	$2,819
Third quarter	$0.12	$2,727	$0.12	$2,838
Fourth quarter	$0.12	$2,700	$0.12	$2,810

On January 27, 2026, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of February 10, 2026.

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

During 2025, the Company purchased 1,025,524 shares for an aggregate cost of $75.6 million, including excise taxes. The Company’s treasury share repurchases are recorded at cost within shareholders’ equity, reflecting the substance of the transaction. The Company had $104.7 million remaining under its share repurchase program as of December 31, 2025. Treasury shares totaled 8,140,368 as of December 31, 2025 and 7,114,844 as of December 31, 2024.

NOTE K – SHARE-BASED COMPENSATION

Stock Awards

The Company had outstanding RSUs granted under the ArcBest Corporation Ownership Incentive Plan (the “Ownership Incentive Plan”) as of December 31, 2025 and 2024. The Ownership Incentive Plan provides for the granting of 4.9 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, RSUs, or performance award units.

Restricted Stock Units

A summary of the Company’s RSU award program is presented below:

		Weighted-Average
		Grant Date
	Units	Fair Value
Outstanding – January 1, 2025	242,462	$91.75
Granted	223,725	$57.64
Vested	(123,001)	$92.08
Forfeited(1)	(43,349)	$75.55
Outstanding – December 31, 2025	299,837	$68.51
(1)	Forfeitures are recognized as they occur.

The Compensation Committee of the Company’s Board of Directors granted RSUs during the years ended December 31 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2025	223,725	$57.64
2024	101,238	$115.85
2023	149,350	$86.53

The fair value of restricted stock awards that vested in 2025, 2024, and 2023 was $7.5 million, $67.5 million, and $34.2 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2025 was $12.0 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

NOTE L – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share for the years ended December 31:

	December 31
	2025	2024	2023

	(in thousands, except share and per share data)
Basic
Numerator:
Net income from continuing operations	$60,098	$173,361	$142,164
Net income from discontinued operations	—	600	53,269
Net income	$60,098	$173,961	$195,433
Denominator:
Weighted-average shares	22,837,401	23,553,410	24,018,801

Basic earnings per common share
Continuing operations	$2.63	$7.36	$5.92
Discontinued operations	—	0.03	2.22
Total basic earnings per common share(1)	$2.63	$7.39	$8.14

Diluted
Numerator:
Net income from continuing operations	$60,098	$173,361	$142,164
Net income from discontinued operations	—	600	53,269
Net income	$60,098	$173,961	$195,433
Denominator:
Weighted-average shares	22,837,401	23,553,410	24,018,801
Effect of dilutive securities	95,706	266,765	615,816
Adjusted weighted-average shares and assumed conversions	22,933,107	23,820,175	24,634,617

Diluted earnings per common share
Continuing operations	$2.62	$7.28	$5.77
Discontinued operations	—	0.03	2.16
Total diluted earnings per common share(1)	$2.62	$7.30	$7.93
(1)	Earnings per common share is calculated in total and may not equal the sum of earnings per common share from continuing operations and discontinued operations due to rounding.

NOTE M – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company's former Chief Executive Officer and current Chairman of the Board was the CODM through December 31, 2025 and made decisions about resources to be acquired, allocated and utilized in each operating segment. The Company’s current President and Chief Executive Officer became the CODM as of January 1, 2026. The CODM uses segment revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

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

The Company’s other business activities and operations that are not reportable segments include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the CODM with respect to its reportable operating segments is before intersegment eliminations of revenues and expenses. Likewise, the CODM does not review, evaluate, or consider asset information by segment when assessing segment operating performance or allocating resources. Accordingly, the Company does not report segment assets, and as such, a table of assets by reportable segment has not been presented.

Shared services represent costs incurred to support all segments, including sales, pricing, customer service, marketing, capacity sourcing functions, human resources, financial services, information technology, and other company-wide services. Certain overhead costs are not attributable to any segment and remain unallocated in “Other and eliminations.” Included in unallocated costs are expenses related to investor relations, legal, certain strategic expenses and investments, and certain investments in technology. Shared services costs attributable to the reportable operating segments are predominantly allocated based upon estimated and planned resource utilization‑related metrics such as estimated shipment levels or number of personnel supported. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the reportable operating segments. Management believes the methods used to allocate expenses are reasonable.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information from continuing operations for the years ended December 31:

	2025	2024	2023

	(in thousands)
REVENUES
Asset-Based	$2,734,871	$2,750,134	$2,871,004
Asset-Light	1,407,436	1,552,936	1,680,645
Other and eliminations	(132,149)	(124,051)	(124,206)
Total consolidated revenues	$4,010,158	$4,179,019	$4,427,443
OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$1,428,225	$1,387,491	$1,379,756
Fuel, supplies, and expenses	317,126	316,526	361,355
Operating taxes and licenses	53,545	54,056	55,918
Insurance	70,121	72,610	52,025
Communications and utilities	21,541	19,336	19,288
Depreciation and amortization	133,014	110,021	104,165
Rents and purchased transportation	291,704	274,312	338,575
Shared services	258,971	270,182	279,248
(Gain) loss on sale of property and equipment and asset impairment charges(1)	(15,818)	(803)	982
Innovative technology costs(2)	—	—	21,711
Other	4,447	3,800	4,829
Total Asset-Based	2,562,876	2,507,531	2,617,852
Asset-Light
Purchased transportation	1,201,122	1,339,783	1,435,604
Salaries, wages, and benefits	99,060	118,983	129,083
Supplies and expenses	6,951	10,232	12,094
Depreciation and amortization(3)	18,494	20,062	20,370
Shared services	73,092	68,346	65,308
Contingent consideration(4)	(2,650)	(90,250)	(19,100)
Asset impairment charges(5)	6,640	1,700	14,407
Legal settlement(6)	—	274	9,500
Other	19,988	25,362	25,650
Total Asset-Light	1,422,697	1,494,492	1,692,916

Other and eliminations	(65,724)	(67,438)	(55,944)
Total consolidated operating expenses	$3,919,849	$3,934,585	$4,254,824
(1)	For 2025, includes a net gain of $15.7 million, primarily related to two service center sales during third quarter 2025. For 2023, includes a $0.7 million noncash lease-related impairment charge for an Asset-Based service center.
(2)	Represents costs associated with the freight handling pilot test program at ABF Freight, for which the decision was made to pause the pilot during third quarter 2023.
(3)	Includes amortization of intangibles associated with acquired businesses.
(4)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition (see Note C).
(5)	For 2025, represents a noncash asset impairment charge recognized during fourth quarter 2025 related to the indefinite-lived intangible asset within the Asset-Light segment (see Notes C and D). For 2024, represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. For 2023, represents noncash lease-related impairment charges for certain office spaces that were made available for sublease.
(6)	Represents settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025.

	2025	2024	2023

	(in thousands)
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Asset-Based	$171,995	$242,603	$253,152
Asset-Light(1)	(15,261)	58,444	(12,271)
Other and eliminations(2)	(66,425)	(56,613)	(68,262)
Total consolidated operating income	$90,309	$244,434	$172,619

OTHER INCOME (COSTS) FROM CONTINUING OPERATIONS
Interest and dividend income	$4,755	$11,618	$14,728
Interest and other related financing costs	(12,363)	(8,980)	(9,094)
Other, net(3)	394	(28,358)	8,662
Total other income (costs)	(7,214)	(25,720)	14,296
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$83,095	$218,714	$186,915
(1)	Includes the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note C).
(2)	For 2025, includes noncash asset impairment charges recognized during fourth quarter 2025 of $5.4 million associated with the write-off of certain obsolete assets utilized in the Vaux suite (see Note B). For 2023, includes $15.1 million of noncash lease‑related impairment charges for a freight handling pilot facility.
(3)	Includes the components of net periodic benefit cost (credit) other than service cost related to the Company’s SBP and postretirement plans (see Note I) and proceeds and changes in cash surrender value of life insurance policies. For 2024, includes a $28.7 million noncash impairment charge to write off the Company’s equity investment in Phantom Auto (see Note C).

The following table reflects information about revenues from customers and intersegment revenues for the years ended December 31:

	2025	2024	2023

	(in thousands)
Revenues from customers
Asset-Based	$2,603,859	$2,626,408	$2,749,803
Asset-Light	1,400,735	1,547,627	1,673,399
Other	5,564	4,984	4,241
Total consolidated revenues	$4,010,158	$4,179,019	$4,427,443

Intersegment revenues
Asset-Based	$131,012	$123,726	$121,201
Asset-Light	6,701	5,309	7,246
Other and eliminations	(137,713)	(129,035)	(128,447)
Total intersegment revenues	$—	$—	$—

Total segment revenues
Asset-Based	$2,734,871	$2,750,134	$2,871,004
Asset-Light	1,407,436	1,552,936	1,680,645
Other and eliminations	(132,149)	(124,051)	(124,206)
Total consolidated revenues	$4,010,158	$4,179,019	$4,427,443

The following table provides capital expenditure and depreciation and amortization information by reportable operating segment from continuing operations for the years ended December 31:

	2025	2024	2023

	(in thousands)
CAPITAL EXPENDITURES, GROSS
Asset-Based(1)	$210,547	$239,842	$207,072
Asset-Light	867	3,062	7,587
Other and eliminations(2)	21,216	60,913	37,752
	$232,630	$303,817	$252,411

	2025	2024	2023

	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Asset-Based	$133,014	$110,021	$104,165
Asset-Light(3)	18,494	20,062	20,370
Other and eliminations(2)	18,827	19,004	20,814
	$170,335	$149,087	$145,349
(1)	Includes assets acquired through notes payable of $117.9 million, $80.7 million, and $33.5 million in 2025, 2024, and 2023, respectively.
(2)	Includes certain assets held for the benefit of multiple segments, including information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.
(3)	Includes amortization of intangibles of $12.8 million for each of the three years ended December 31, 2025, 2024, and 2023.

The Company incurred research and development costs of $29.1 million, $34.1 million, and $52.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to innovative technology initiatives.

The following table presents operating expenses by category on a consolidated basis for the years ended December 31:

	2025	2024	2023

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,782,603	$1,768,581	$1,781,304
Rents, purchased transportation, and other costs of services	1,348,922	1,478,114	1,642,669
Fuel, supplies, and expenses	433,042	433,237	479,688
Depreciation and amortization(1)	170,335	149,087	145,349
Contingent consideration(2)	(2,650)	(90,250)	(19,100)
Asset impairment charges(3)	12,037	1,700	30,162
Other(4)	175,560	194,116	194,752
	$3,919,849	$3,934,585	$4,254,824
(1)	Includes amortization of intangible assets.
(2)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition (see Note C).
(3)	For 2025, includes noncash asset impairment charges recognized during fourth quarter 2025 of $6.6 million related to intangible assets within the Asset-Light segment (see Notes C and D) and the write-off of certain obsolete assets utilized in the Vaux suite of $5.4 million. For 2024, represents noncash asset impairment charges for certain revenue equipment and software recognized during fourth quarter 2024 as part of a strategic decision to adjust capacity within Asset-Light’s operations. For 2023, represents noncash lease-related impairment charges for a freight handling pilot facility, a service center, and office spaces that were made available for sublease.
(4)	For 2025, includes a net gain of $15.7 million, primarily related to two service center sales during third quarter 2025. For 2023, includes $9.5 million settlement expenses related to the classification of certain Asset-Light employees under the Fair Labor Standards Act, which were paid during first quarter 2025. Includes research and development costs for innovative technology initiatives, as discussed previously. For 2023, innovative technology costs were also incurred associated with the freight handling pilot program at ABF Freight, until the decision was made to pause the pilot during third quarter 2023.

NOTE N – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts and commitments that result in future payment obligations. In addition to the long-term debt and financing arrangements discussed in Note G, operating lease obligations discussed in Note F, employee benefit plans discussed in Note I, and a pension fund withdrawal liability discussed in Note C, the Company has contractual obligations such as described in the following paragraphs.

Surety Bond Programs

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self‑insurance program. As of December 31, 2025 and 2024, surety bonds outstanding related to the self-insurance program totaled $76.0 million and $63.2 million, respectively.

Purchase Obligations

The Company has purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2025, which were as follows:

Purchase
Obligations
(in thousands)
2026	$86,663
2027	10,125
2028	7,037
2029	1,809
2030	179
Total	$105,813

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

In January 2023, the Company and MoLo were named as defendants in lawsuits related to an auto accident which involved a MoLo contract carrier. The accident occurred prior to the Company’s acquisition of MoLo. During the fourth quarter of 2024, the Company settled this claim, along with a claim for $9.8 million related to the classification of certain Asset‑Light employees under the Fair Labor Standards Act. These settlements were paid in January 2025, including through insurance for the accident-related claim. Reserves for these claims were maintained within accrued expenses in the consolidated balance sheet as of December 31, 2024.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm Grant Thornton LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ArcBest Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ArcBest Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 25, 2026

ITEM 9B.OTHER INFORMATION

(a)	None.

(b)	During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5‑1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2026, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2026, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2026, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2026, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Company’s Definitive Proxy Statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2026, and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period

	(in thousands)
Year Ended December 31, 2025
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$8,257	$3,282		$2,223	(b)	$5,999	(c)	$7,763
Allowance for other accounts receivable	$648	$8	(d)	$—		$—		$656
Allowance for deferred tax assets	$1,731	$—		$—		$(2,721)	(e)	$4,452

Year Ended December 31, 2024
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$10,346	$4,834		$1,693	(b)	$8,616	(c)	$8,257
Allowance for other accounts receivable	$731	$(83)	(d)	$—		$—		$648
Allowance for deferred tax assets	$1,751	$—		$—		$20	(e)	$1,731

Year Ended December 31, 2023(a)
Deducted from asset accounts:
Allowance for credit losses and revenue adjustments	$13,892	$3,633		$3,512	(b)	$10,691	(c)	$10,346
Allowance for other accounts receivable	$713	$18	(d)	$—		$—		$731
Allowance for deferred tax assets	$1,707	$—		$—		$(44)	(e)	$1,751

(a)	Excludes the impact of FleetNet, which was sold on February 28, 2023.
(b)	Change in allowance due to recoveries of amounts previously written off and revenue adjustments.
(c)	Includes uncollectible accounts written off and revenue adjustments.
(d)	Charged to workers’ compensation expense.
(e)	Change in allowance due to changes in expectations of realization of certain federal and state net operating losses and federal and state deferred tax assets.

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

4.1

Description of Common Stock (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025, File No. 000-19969, and incorporated herein by reference).

10.1

ABF National Master Freight Agreement, implemented on July 16, 2023 and effective through June 30, 2028, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025, File No. 000-19969, and incorporated herein by reference)

10.2

Withdrawal Agreement, executed on or about July 31, 2018, among ABF Freight System, Inc., Teamsters Locals 170, 191, 251, 340, 404, 443, 493, 597, 633, 653, 671 and 677 affiliated with the International Brotherhood of Teamsters, and the Trustees of the New England Teamsters and Trucking Industry Pension Fund (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019, File No. 000-19969, and incorporated herein by reference).

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

10.13#

Form of Restricted Stock Unit Award Agreement (Employees) (for 2025 awards) (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2025, File No. 000-19969, and incorporated herein by reference).

10.14#

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2010, File No. 000-19969, and incorporated herein by reference).

10.15#

ArcBest Corporation Amended and Restated 2012 Change in Control Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2025, File No. 000-19969, and incorporated herein by reference).

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

10.34#

The ArcBest Section 16 Officer Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

10.35#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2024, File No. 000-19969, and incorporated herein by reference).

10.36#

The ArcBest Corporation Executive Officer Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2025, File No. 000-19969, and incorporated herein by reference).

10.37#

The ArcBest Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2025, File No. 000-19969, and incorporated herein by reference).

10.38#

The ArcBest Executive Officer Long-Term (3-Year) Incentive Compensation Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2025, File No. 000-19969, and incorporated herein by reference).

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

10.45

Fifth Amended and Restated Credit Agreement, dated as of November 25, 2025, among ArcBest Corporation and certain of its subsidiaries party thereto from time to time, as borrowers, U.S. Bank National Association, as a LC issuer, swing line lender and Administrative Agent, and the lenders and issuing banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2025, File No. 000-19969, and incorporated herein by reference).

16

Letter to the U.S. Securities and Exchange Commission dated March 7, 2025 (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025, File No. 000-19969, and incorporated herein by reference).

19	Insider Trading Policy (previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2025, File No. 000-19969, and incorporated herein by reference).
21*	List of Subsidiary Corporations.
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

ARCBEST CORPORATION

Date:	February 25, 2026	By:	/s/ Seth K. Runser
Seth K. Runser
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth K. Runser	Director, President and Chief Executive Officer	February 25, 2026
Seth K. Runser	(Principal Executive Officer)

/s/ J. Matthew Beasley	Chief Financial Officer	February 25, 2026
J. Matthew Beasley	(Principal Financial Officer)

/s/ Jason T. Parks	Vice President – Controller and Chief Accounting	February 25, 2026
Jason T. Parks	Officer (Principal Accounting Officer)

/s/ Judy R. McReynolds	Chairman of the Board and Director	February 25, 2026
Judy R. McReynolds

/s/ Salvatore A. Abbate	Director	February 25, 2026
Salvatore A. Abbate

/s/ Thom S. Albrecht	Director	February 25, 2026
Thom S. Albrecht

/s/ Ann G. Bordelon	Director	February 25, 2026
Ann G. Bordelon

/s/ Eduardo F. Conrado	Director	February 25, 2026
Eduardo F. Conrado

/s/ Fredrik J. Eliasson	Director	February 25, 2026
Fredrik J. Eliasson

/s/ Bobby K. George	Director	February 25, 2026
Bobby K. George

/s/ Michael P. Hogan	Director	February 25, 2026
Michael P. Hogan

/s/ Kathleen D. McElligott	Director	February 25, 2026
Kathleen D. McElligott

/s/ Janice E. Stipp	Director	February 25, 2026
Janice E. Stipp

/s/ Chris T. Sultemeier	Director	February 25, 2026
Chris T. Sultemeier