Form 10-Q
period 2026-03-31
ARCBEST CORP /DE/
filed 2026-05-01
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2026
Common Stock, $0.01 par value	22,263,780 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2026	2025
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,057	$102,030
Short-term investments	22,390	22,204
Accounts receivable, less allowances (2026 – $8,890; 2025 – $7,763)	425,461	370,969
Other accounts receivable, less allowances (2026 – $718; 2025 – $656)	29,301	26,295
Prepaid expenses	49,284	49,399
Prepaid and refundable income taxes	42,026	45,405
Other	10,713	9,761
TOTAL CURRENT ASSETS	643,232	626,063
PROPERTY, PLANT AND EQUIPMENT
Land and structures	570,752	566,071
Revenue equipment	1,199,648	1,201,386
Service, office, and other equipment	362,080	363,340
Software	194,240	190,673
Leasehold improvements	43,424	41,531
	2,370,144	2,363,001
Less allowances for depreciation and amortization	1,234,588	1,219,564
PROPERTY, PLANT AND EQUIPMENT, net	1,135,556	1,143,437
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	66,873	69,391
OPERATING RIGHT-OF-USE ASSETS	215,902	220,157
DEFERRED INCOME TAXES	15,684	9,303
OTHER LONG-TERM ASSETS	76,396	79,558
TOTAL ASSETS	$2,458,396	$2,452,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$164,240	$154,487
Income taxes payable	8,508	—
Accrued expenses	388,361	378,125
Current portion of long-term debt	94,091	87,882
Current portion of operating lease liabilities	36,828	36,394
TOTAL CURRENT LIABILITIES	692,028	656,888
LONG-TERM DEBT, less current portion	129,559	135,974
OPERATING LEASE LIABILITIES, less current portion	199,610	204,333
POSTRETIREMENT LIABILITIES, less current portion	13,695	13,696
DEFERRED INCOME TAXES	105,624	111,580
OTHER LONG-TERM LIABILITIES	31,354	34,470
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2026: 30,499,361 shares; 2025: 30,489,886 shares	305	305
Additional paid-in capital	340,201	338,083
Retained earnings	1,480,662	1,484,378
Treasury stock, at cost, 2026: 8,225,379 shares; 2025: 8,140,368 shares	(534,028)	(526,606)
Accumulated other comprehensive loss	(614)	(439)
TOTAL STOCKHOLDERS’ EQUITY	1,286,526	1,295,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,458,396	$2,452,662

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2026	2025

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$998,786	$967,077

OPERATING EXPENSES	995,356	960,447

OPERATING INCOME	3,430	6,630

OTHER INCOME (COSTS)
Interest and dividend income	676	1,150
Interest and other related financing costs	(4,288)	(2,755)
Other, net	(1,152)	(851)
	(4,764)	(2,456)

INCOME (LOSS) BEFORE INCOME TAXES	(1,334)	4,174

INCOME TAX PROVISION (BENEFIT)	(297)	1,043

NET INCOME (LOSS)	$(1,037)	$3,131

EARNINGS PER COMMON SHARE
Basic	$(0.05)	$0.13
Diluted	$(0.05)	$0.13

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,338,397	23,198,805
Diluted	22,338,397	23,272,766

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31
	2026	2025

	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$(1,037)	$3,131

OTHER COMPREHENSIVE LOSS, net of tax
Amortization of actuarial gain included in net periodic benefit credit, net of tax: (2026 – $39; 2025 – $54)	(113)	(156)
Change in foreign currency translation, net of tax: (2026 – $22; 2025 – $66)	(62)	(187)
OTHER COMPREHENSIVE LOSS, net of tax	(175)	(343)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,212)	$2,788

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2026 and 2025
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2025	30,490	$305	$338,083	$1,484,378	8,140	$(526,606)	$(439)	$1,295,721
Net loss				(1,037)				(1,037)
Other comprehensive loss, net of tax							(175)	(175)
Issuance of common stock under share-based compensation plans	9	—	—					—
Share-based compensation expense			2,118					2,118
Purchase of treasury stock					85	(7,422)		(7,422)
Dividends declared on common stock				(2,679)				(2,679)
Balance at March 31, 2026	30,499	$305	$340,201	$1,480,662	8,225	$(534,028)	$(614)	$1,286,526

Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				3,131				3,131
Other comprehensive loss, net of tax							(343)	(343)
Shares withheld for employee tax remittance on share-based compensation			(14)					(14)
Share-based compensation expense			2,383					2,383
Purchase of treasury stock					259	(21,990)		(21,990)
Dividends declared on common stock				(2,785)				(2,785)
Balance at March 31, 2025	30,402	$304	$331,944	$1,435,596	7,374	$(473,029)	$(71)	$1,294,744

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2026	2025

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(1,037)	$3,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,710	36,764
Amortization of intangibles	2,594	3,200
Share-based compensation expense	2,118	2,383
Provision for losses on accounts receivable	736	1,129
Change in deferred income taxes	(12,200)	764
(Gain) loss on sale of property and equipment	68	(49)
Changes in operating assets and liabilities:
Receivables	(58,427)	(9,615)
Prepaid expenses	115	1,194
Other assets	1,970	(920)
Income taxes	11,789	(248)
Operating right-of-use assets and lease liabilities, net	(34)	(11,587)
Accounts payable, accrued expenses, and other liabilities	19,136	(49,543)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,538	(23,397)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(9,762)	(14,523)
Proceeds from sale of property and equipment	1,853	3,276
Proceeds from sale of short-term investments	—	5,236
Capitalization of internally developed software	(3,567)	(3,122)
Other investing activities	—	1,076
NET CASH USED IN INVESTING ACTIVITIES	(11,476)	(8,057)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	25,000
Payments on long-term debt	(22,312)	(17,317)
Net change in book overdrafts	(2,605)	(4,762)
Deferred financing costs	(17)	—
Payment of common stock dividends	(2,679)	(2,785)
Purchases of treasury stock	(7,422)	(21,990)
Payments for tax withheld on share-based compensation	—	(14)
NET CASH USED IN FINANCING ACTIVITIES	(35,035)	(21,868)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,973)	(53,322)
Cash and cash equivalents at beginning of period	102,030	127,444
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,057	$74,122

NONCASH INVESTING ACTIVITIES
Equipment financed	$22,106	$17,403
Accruals for equipment received	$745	$1,236
Lease liabilities arising from obtaining right-of-use assets	$5,137	$32,909

See notes to consolidated financial statements.

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

The Asset-Based segment represented approximately 63% of the Company’s total revenues before other revenues and intercompany eliminations. As of March 2026, approximately 81% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), a collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2025 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Codification (“ASC”) Topic 220, Disaggregation of Income Statement Expenses, was amended in November 2024 through the issuance of Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”), which requires additional disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, while early adoption is permitted. The Company is currently assessing the amendment’s impact on the Company’s disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	March 31	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$24,076	$72,280
Money market funds(2)	39,981	29,750
Total cash and cash equivalents	$64,057	$102,030

Short-term investments
Certificates of deposit(3)	$22,390	$22,204

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2026 and December 31, 2025, cash deposits and short-term investments totaling $23.4 million and $31.1 million, respectively, were not FDIC‑insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2026		2025

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable(1)	$223,650	$224,831	$223,856	$225,797
New England Pension Fund withdrawal liability(2)	17,710	16,005	17,906	16,258
	$241,360	$240,836	$241,762	$242,055

(1)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(2)	See Note C to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information regarding ABF’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund. The fair values of the outstanding withdrawal liability at March 31, 2026 and December 31, 2025 were determined using the 20‑year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$39,981	$39,981	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,384	4,384	—	—
	$44,365	$44,365	$—	$—

	December 31, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$29,750	$29,750	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,166	5,166	—	—
	$34,916	$34,916	$—	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both March 31, 2026 and December 31, 2025 relates to the Asset-Light segment. The indefinite-lived intangible asset, which is the Panther trade name, totaled $25.7 million at both March 31, 2026 and December 31, 2025.

Finite-lived intangible assets consisted of the following:

		March 31, 2026			December 31, 2025
	Weighted-Average
	Amortization		Accumulated	Net		Accumulated	Net
	Period	Cost	Amortization	Value	Cost	Amortization	Value

	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$70,312	$29,267	$99,579	$68,206	$31,373
Other	9	30,730	18,784	11,946	30,655	18,297	12,358
	11	$130,309	$89,096	$41,213	$130,234	$86,503	$43,731

NOTE D – INCOME TAXES

The Company’s effective tax benefit rate was 22.3% for the three months ended March 31, 2026, while the effective tax rate for the three months ended March 31, 2025 was 25.0%. The difference between the Company’s effective tax rate and the federal statutory rate resulted from various factors for these periods, including state and foreign income taxes, changes in the cash surrender value of life insurance, and various nondeductible expenses. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

As of March 31, 2026, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2026, and concluded that, other than for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
Operating lease expense	$11,899	$11,137
Variable lease expense	1,889	2,049
Sublease income	(1,601)	(997)
Total operating lease expense	$12,187	$12,189

The operating cash flows from operating lease activity were as follows:

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
Noncash change in operating right-of-use assets	$9,392	$8,478
Cash payments to obtain right-of-use assets	—	(11,500)
Change in operating lease liabilities	(9,426)	(8,565)
Changes in operating right-of-use assets and lease liabilities, net	$(34)	$(11,587)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$11,916	$11,225
Right-of-use assets obtained in exchange for operating lease liabilities	$5,137	$32,909

There were no significant changes to the Company’s operating lease arrangements during the three months ended March 31, 2026. See Note F to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt, which consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment, was as follows:

	March 31	December 31
	2026	2025

	(in thousands)
Notes payable (weighted-average interest rate of 5.0% at March 31, 2026)	$223,650	$223,856
Less current portion	94,091	87,882
Long-term debt, less current portion	$129,559	$135,974

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $386.9 million at March 31, 2026 and $362.5 million at December 31, 2025.

Financing Arrangements

Credit Facility

The Company’s revolving credit facility (the “Credit Facility”) under its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) has a maturity date of November 25, 2030. The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $50.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. During the three months ended March 31, 2026, $26.1 million of letters of credit were issued under our Credit Facility, primarily in support of the Company’s workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured, leaving $223.9 million in available borrowing capacity under the Credit Facility as of March 31, 2026.

Principal payments under the Credit Facility are due upon maturity of the facility; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2026.

Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program (“A/R Securitization”) has a maturity date of July 1, 2026. The A/R Securitization provides available cash proceeds of $50.0 million and has an accordion feature allowing the Company to request additional borrowings up to $100.0 million, subject to certain conditions.

Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. The A/R Securitization does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the Company’s consolidated balance sheets. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lenders’ interest in the trade accounts receivable. Borrowings under the A/R Securitization bear interest based upon SOFR, or, to the extent funded by the conduit lender through the issuance of notes, at the commercial paper rate as defined in the agreement, plus a margin in each case, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. The Company was in compliance with the covenants under the A/R Securitization at March 31, 2026.

The A/R Securitization includes a provision under which the Company may request, and the program’s letter of credit issuer may issue, standby letters of credit. As of March 31, 2026, $0.3 million in letters of credit were outstanding under the A/R Securitization, leaving $49.7 million in available borrowing capacity under the program.

Notes Payable

The Company financed the purchase of certain revenue equipment through promissory note arrangements totaling $22.1 million during the three months ended March 31, 2026.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31	December 31
	2026	2025

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$3,974	$4,126
Foreign currency translation	(4,801)	(4,717)

Total	$(827)	$(591)

After-tax amounts:
Unrecognized net periodic benefit credit	$2,951	$3,064
Foreign currency translation	(3,565)	(3,503)

Total	$(614)	$(439)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Credit	Translation

	(in thousands)
Balances at December 31, 2025	$(439)	$3,064	$(3,503)

Other comprehensive loss before reclassifications	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive income (loss)	(113)	(113)	—
Net current-period other comprehensive loss	(175)	(113)	(62)

Balances at March 31, 2026	$(614)	$2,951	$(3,565)

Balances at December 31, 2024	$272	$4,203	$(3,931)

Other comprehensive loss before reclassifications	(187)	—	(187)
Amounts reclassified from accumulated other comprehensive income (loss)	(156)	(156)	—
Net current-period other comprehensive loss	(343)	(156)	(187)

Balances at March 31, 2025	$(71)	$4,047	$(4,118)

The following is a summary of the reclassifications out of accumulated other comprehensive income (loss) by component:

	Unrecognized Net Periodic
	Benefit Credit
	Three Months Ended March 31
	2026	2025

	(in thousands)
Amortization of net actuarial gain(1)	$152	$210
Tax expense	(39)	(54)
Total, net of tax	$113	$156

(1)	Included in the computation of net periodic benefit credit are amounts related to the Company’s postretirement health benefit plan for the three months ended March 31, 2026 and March 31, 2025, and the Company’s supplemental benefit plan for the three months ended March 31, 2025.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2026		2025
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,679	$0.12	$2,785

On April 24, 2026, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of May 8, 2026.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2025, the Company had $104.7 million available for repurchases of its common stock under the share repurchase program. During the three months ended March 31, 2026, the Company repurchased 85,011 shares for an aggregate cost of $7.4 million under the share repurchase program. The Company had $97.3 million remaining under its share repurchase program as of March 31, 2026.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31
	2026	2025

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss)	$(1,037)	$3,131
Denominator:
Weighted-average shares	22,338,397	23,198,805
Earnings per common share	$(0.05)	$0.13

Diluted
Numerator:
Net income (loss)	$(1,037)	$3,131
Denominator:
Weighted-average shares	22,338,397	23,198,805
Effect of dilutive securities(1)	—	73,961
Adjusted weighted-average shares and assumed conversions	22,338,397	23,272,766
Earnings per common share	$(0.05)	$0.13
(1)	(1)For the three months ended March 31, 2026, outstanding stock awards of 0.1 million were not included in the diluted earnings per share calculation because inclusion of these awards would have been antidilutive.

NOTE I – OPERATING SEGMENT DATA

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to managed transportation solutions and other services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in truckload, managed transportation, ground expedite, intermodal, household goods moving, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

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

The Company's President and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who makes decisions about resources to be acquired, allocated and utilized in each operating segment. The CODM uses segment revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations. The Company’s two reportable segments and the measures used by the CODM to assess performance are consistent with those described in the Company's 2025 Annual Report on 10-K, as are the impacts of seasonal fluctuations on the Company's reportable operating segments.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information:

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
REVENUES
Asset-Based	$655,007	$646,294
Asset-Light	377,746	356,012
Other and eliminations	(33,967)	(35,229)
Total consolidated revenues	$998,786	$967,077

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$355,139	$344,141
Fuel, supplies, and expenses	81,585	77,642
Operating taxes and licenses	14,468	13,112
Insurance	16,069	17,963
Communications and utilities	5,759	5,810
Depreciation and amortization	36,211	30,590
Rents and purchased transportation	68,660	67,161
Shared services	59,164	62,443
Loss on sale of property and equipment	144	23
Other	331	992
Total Asset-Based	637,530	619,877

Asset-Light
Purchased transportation	325,671	304,614
Salaries, wages, and benefits	22,745	25,549
Supplies and expenses	1,449	1,739
Depreciation and amortization(1)	4,010	4,618
Shared services	18,769	17,981
Other	4,871	5,891
Total Asset-Light	377,515	360,392

Other and eliminations	(19,689)	(19,822)
Total consolidated operating expenses	$995,356	$960,447

OPERATING INCOME (LOSS)
Asset-Based	$17,477	$26,417
Asset-Light	231	(4,380)
Other and eliminations	(14,278)	(15,407)
Total consolidated operating income	$3,430	$6,630
OTHER INCOME (COSTS)
Interest and dividend income	$676	$1,150
Interest and other related financing costs	(4,288)	(2,755)
Other, net	(1,152)	(851)
Total other income (costs)	(4,764)	(2,456)
INCOME (LOSS) BEFORE INCOME TAXES	$(1,334)	$4,174
(1)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
Revenues from customers
Asset-Based	$621,625	$611,335
Asset-Light	375,934	354,568
Other	1,227	1,174
Total consolidated revenues	$998,786	$967,077

Intersegment revenues
Asset-Based	$33,382	$34,959
Asset-Light	1,812	1,444
Other and eliminations	(35,194)	(36,403)
Total intersegment revenues	$—	$—

Total segment revenues
Asset-Based	$655,007	$646,294
Asset-Light	377,746	356,012
Other and eliminations	(33,967)	(35,229)
Total consolidated revenues	$998,786	$967,077

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$438,521	$431,888
Rents, purchased transportation, and other costs of services	357,623	333,770
Fuel, supplies, and expenses	108,048	105,946
Depreciation and amortization(1)	44,304	39,964
Other	46,860	48,879
	$995,356	$960,447
(1)	Includes amortization of intangible assets.

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies are described in Note N to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. The Company continues to be subject to routine legal matters and contractual obligations incurred in the normal course of business and maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insurance retention limits. Management does not believe that these matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

The Company has purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2026. These purchase obligations totaled $120.0 million as of March 31, 2026, with $102.6 million expected to be paid within the next year, provided that vendors complete their commitments to the Company. As of March 31, 2026, the amount of our purchase obligations increased $14.2 million from December 31, 2025, primarily related to ABF Freight revenue equipment.

There have been no other significant changes to the Company's commitments and contingencies as reported in the Company's 2025 Annual Report on Form 10-K since December 31, 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Our 2025 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss):

	Three Months Ended
	March 31
	2026	2025

	(in thousands, except per share data)
REVENUES
Asset-Based	$655,007	$646,294
Asset-Light	377,746	356,012
Other and eliminations	(33,967)	(35,229)
Total consolidated revenues	$998,786	$967,077

OPERATING INCOME (LOSS)
Asset-Based	$17,477	$26,417
Asset-Light	231	(4,380)
Other and eliminations	(14,278)	(15,407)
Total consolidated operating income	$3,430	$6,630

NET INCOME (LOSS)	$(1,037)	$3,131

DILUTED EARNINGS PER COMMON SHARE	$(0.05)	$0.13

Our consolidated revenues increased 3.3% for the three months ended March 31, 2026, compared to the same prior year period. The revenue improvement is primarily attributable to higher shipment levels, which resulted in increases in Asset‑Light revenues of 6.1% and Asset-Based revenues of 1.3% for the three months ended March 31, 2026, compared to the same period of 2025, offsetting the impact of lower revenue per shipment in our Asset-Light segment and lower billed revenue per hundredweight in our Asset-Based segment. The elimination of intersegment revenues reported in the “Other and eliminations” line of consolidated revenues decreased 3.3% for the three months ended March 31, 2026, compared to the same period of 2025, reflecting year-over-year changes in intersegment business levels among operating segments.

Asset-Based tonnage per day increased for the three months ended March 31, 2026, compared to the same period of 2025, supported by higher daily shipment volumes. This growth occurred despite rising fuel prices, continued geopolitical conflicts, and ongoing tariff volatility. Billed revenue per hundredweight, including fuel surcharges, decreased 3.9% for the three months ended March 31, 2026, compared to the same prior year period. The decrease was driven by a shift in freight profile, including heavier shipments, offset by the increase in fuel surcharge revenue associated with higher fuel prices during the three months ended March 31, 2026.

Higher shipment volumes in our Asset-Light segment for the three months ended March 31, 2026, compared to the same prior-year period, contributed to increased segment revenues; however, average revenue per shipment declined as a higher mix of managed transportation business, which typically carries smaller shipment sizes and lower revenue per shipment, more than offset the improved rates associated with tightening capacity and higher fuel costs. Our Asset-Light segment generated approximately 37% of total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2026, compared to 36% for the same period of 2025.

Consolidated operating income declined year-over-year for the three months ended March 31, 2026, primarily due to increases in Asset-Based segment salaries, wages and benefits and depreciation expense, which were partially offset by the increase in revenue.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures and ratios, such as Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles and software of the Asset-Light segment. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate Adjusted EBITDA differently. Non‑GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than net income (loss), as determined under GAAP, which is the most directly comparable GAAP measure for the periods presented. The following table presents a reconciliation of Adjusted EBITDA to our net income (loss).

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
Net Income (Loss)	$(1,037)	$3,131
Interest and other related financing costs	4,288	2,755
Income tax provision (benefit)	(297)	1,043
Depreciation and amortization(1)	44,304	39,964
Amortization of share-based compensation	2,118	2,383
Consolidated Adjusted EBITDA	$49,376	$49,276
(1)	Includes amortization of intangibles associated with acquired businesses.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight, one of North America’s largest less-than-truckload (“LTL”) carriers and a wholly owned subsidiary of the Company, and certain other subsidiaries. Our customers have relied on ABF Freight’s LTL solutions for over a century, trusting our unwavering commitment to quality, safety, and customer service to solve their transportation challenges, including through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to leverage technology that enhances efficiency and productivity, along with significant capital investments renovating and modernizing our service centers to strengthen our network infrastructure and support our operations.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Part I, Items 1 and 1A of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three months ended March 31, 2026 and 2025.

Key indicators necessary to understand the operating results of our Asset-Based segment are described in Part II, Item 7 of our 2025 Annual Report on Form 10-K. Management uses these key indicators and related operating statistics to evaluate segment performance and assess the effectiveness of strategic initiatives. These statistics are important measures in analyzing period-to-period segment operating results.

Other companies in our industry may present different key performance indicators or operating statistics, or they may calculate their measures differently; therefore, our measures may not be comparable to similarly titled measures of other companies. These measures should be viewed in addition to, and not as an alternative for, our reported results, and should not be construed as better measurements of our results than operating income (loss), net income (loss), or earnings per share, as determined under GAAP.

As of March 2026, approximately 81% of our Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (“2023 ABF NMFA”), the collective bargaining agreement and other related supplemental agreements with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2025, and the health, welfare, and pension benefit contribution rate increased, effective primarily on August 1, 2025, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.9%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended
	March 31
	2026	2025
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	54.2%	53.2%
Fuel, supplies, and expenses	12.5	12.0
Operating taxes and licenses	2.2	2.0
Insurance	2.5	2.8
Communications and utilities	0.9	0.9
Depreciation and amortization	5.5	4.7
Rents and purchased transportation	10.5	10.4
Shared services	9.0	9.7
Other	—	0.2
	97.3%	95.9%

Asset-Based Operating Income	2.7%	4.1%

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in our 2025 Annual Report on Form 10-K:

	Three Months Ended
	March 31
	2026	2025	% Change
Workdays(1)	62.5	63.0
Billed revenue per hundredweight, including fuel surcharges	$47.48	$49.40	(3.9)%
Billed revenue per shipment, including fuel surcharges	$533.45	$530.49	0.6%
Tonnage per day	11,146	10,466	6.5%
Shipments per day	19,840	19,491	1.8%
Shipments per DSY hour	0.441	0.447	(1.5)%
Weight per shipment	1,124	1,074	4.6%
Pounds per mile	18.95	18.29	3.6%
Average length of haul (miles)	1,124	1,124	—%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three months ended March 31, 2026, totaled $655.0 million, compared to $646.3 million for the same period of 2025. The revenue increase for the three months ended March 31, 2026, compared to the prior year period, was driven by increases in daily tonnage, weight per shipment, and shipment levels, which offset the impact of the lower billed revenue per hundredweight. Billed revenue increased on a per-day basis for the three months ended March 31, 2026, compared to the same period of 2025, due to the increase in daily tonnage due to higher shipment levels, offset partially by the decrease in billed revenue per hundredweight, including fuel surcharges, due to an increase in weight per shipment and changes in freight profile as discussed further below. The number of workdays was fewer by half of a day in the first quarter of 2026, versus the first quarter of 2025.

Weight per shipment levels increased on average year-over-year during first quarter 2026 primarily due to changes in Asset-Based freight profile, including an increase in visibility and optionality created by a larger digital quote pool which allowed us to accept certain heavier shipments that fit well within our network and generated strong incremental profit. An increase in weight per shipment generally reduces revenue per hundredweight because heavier shipments are generally priced at lower rates per pound.

Billed revenue per hundredweight decreased for the three months ended March 31, 2026, compared to the same prior year period driven by the shift in freight profile and higher weight per shipment. This decline occurred despite higher fuel surcharge revenue from increased fuel prices. The pricing environment remains rational. Excluding the impact of fuel surcharges, billed revenue per hundredweight decreased in the low-to-mid-single digits for the three months ended March 31, 2026, compared to the same period of 2025. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during the three months ended March 31, 2026, increased an average of 6.3%. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on August 4, 2025, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate increased approximately 4 percentage points on an absolute basis in the three-month period ended March 31, 2026, compared to the same period of 2025. The segment’s operating results are impacted by changes in fuel prices and related fuel surcharges. Operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs vary by differing degrees. In periods of declining fuel prices, fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues. The revenue decline may be disproportionate to the change in our fuel costs, which could impact operating margins.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $17.5 million for the three months ended March 31, 2026, compared to $26.4 million for the same period of 2025. The Asset-Based segment’s operating ratio for the three months ended March 31, 2026 was impacted by the total increase in operating expenses, partially offset by the increase in billed revenue per shipment, compared to the respective 2025 period.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, amounted to 54.2% of Asset-Based segment revenues for the three-month period ended March 31, 2026, compared to 53.2% for the same period of 2025. Salaries, wages, and benefits increased $11.0 million for the three months ended March 31, 2026, compared to the same period of 2025, primarily reflecting contract rate increases under the 2023 ABF NMFA, including a 2.4% wage rates increase on July 1, 2025, and a 3.6% health, welfare and benefits rates increase on August 1, 2025, for a blended increase of 2.9%, and increases in headcount to align with higher daily shipment levels and tonnage.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact dock, street, and yard (“DSY”) productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour declined for the three months ended March 31, 2026, compared to the same period of 2025, primarily due to severe weather and changes in freight profile, offsetting the positive impact from continued investments in technology and the Asset-Based network and ongoing training and development at certain key locations. For the three months ended March 31, 2026, the year-over-year increase in pounds per mile of 3.6% reflects an improvement in linehaul efficiency and increases in weight per shipment.

Fuel, supplies, and expenses as a percentage of revenue increased 0.5 percentage points for the three months ended March 31, 2026, compared to the same prior year period, as the segment’s average fuel price per gallon (excluding taxes)

increased approximately 12% during the three-month period ended March 31, 2026, compared to the same period of 2025. Lower city tractor age contributed to a decrease in costs to repair and maintain revenue equipment during the three months ended March 31, 2026, compared to the same prior year period, partially offsetting the fuel expense increase.

Depreciation and amortization as a percentage of revenue increased 0.8 percentage points for the three months ended March 31, 2026, compared to the same period of 2025, primarily due to increases in revenue equipment depreciation expense per unit as a result of increased equipment costs and due to recent service center renovations.

Shared services as a percentage of revenue decreased 0.7 percentage points for the three months ended March 31, 2026, compared to the same prior year period, as shared service costs decreased $3.3 million year-over-year primarily reflecting cost control efforts and the impact of higher revenue.

Asset-Light Operations

Asset-Light Segment Overview

Our Asset-Light segment is a key component of our strategy to provide customers with a single, integrated source of logistics solutions that satisfies increasingly complex supply chain requirements. Through strategic investments in our Asset-Light segment, we continue to enhance service offerings and improve productivity. Across the segment, we are seeking opportunities to expand our revenues by deepening existing customer relationships, securing new customers, and broadening capacity options available to shippers.

As supply chains become more complex, shippers increasingly rely on multimodal solutions, and our managed transportation solution efficiently connects these modes to build resilient supply chains. The continued development of our managed transportation solution exemplifies our strategy to cross-sell services and meet the demand for services that improve operational efficiency, reduce costs, and enhance supply chain visibility. We expect these and other strategic initiatives to support future growth as we deliver innovative solutions to our customers.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three months ended March 31, 2026 and 2025.

Management uses key indicators to evaluate segment operating performance and measure the effectiveness of strategic initiatives in the results of our Asset-Light segment. The key indicators necessary to understand our Asset-Light segment operating results are outlined in the Asset-Light Segment Overview within the Asset-Light Operations section of Results of Operations in Part II, Item 7 of our 2025 Annual Report on Form 10-K. We quantify certain key indicators using key operating statistics which are important measures in analyzing segment operating results from period to period.

Other companies within our industry may present different key performance indicators or they may calculate their key performance indicators differently; therefore, our key performance indicators may not be comparable to similarly titled measures of other companies. Key performance indicators should be viewed in addition to, and not as an alternative for, our reported results. Our key performance indicators should not be construed as better measurements of our results than operating income (loss), net income (loss), or earnings per share, as determined under GAAP.

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended
	March 31
	2026	2025
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	86.2%	85.6%
Salaries, wages, and benefits	6.0	7.2
Supplies and expenses	0.4	0.5
Depreciation and amortization(1)	1.0	1.3
Shared services	5.0	5.0
Other	1.3	1.6
	99.9%	101.2%

Asset-Light Segment Operating Income (Loss)	0.1%	(1.2)%
(1)	Includes amortization of intangibles associated with acquired businesses.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as defined in our 2025 Annual Report on Form 10-K:

Year Over Year % Change
Three Months Ended
March 31, 2026
Revenue per shipment	(2.6%)
Shipments per day	9.8%
Shipments per employee per day	26.1%

Asset-Light Revenues

Asset-Light segment revenues increased 6.1% to $377.7 million for the three months ended March 31, 2026, compared to $356.0 million for the same period of 2025. Current year results reflect an increase in average daily shipments, partially offset by lower average revenue per shipment associated with a higher mix of managed transportation business, which typically has smaller shipment sizes. Although average revenue per shipment declined year-over-year, certain Asset-Light service lines realized pricing improvements as spot rates increased during first quarter 2026 due to higher fuel costs and tightening truckload capacity, marking a potential shift in the freight environment following an extended period of softness.

Asset-Light Operating Income (Loss)

Asset-Light segment operating income totaled $0.2 million for the three months ended March 31, 2026, compared to operating loss of $4.4 million for the same period of 2025. The year-over-year improvement in operating results reflects higher revenues, along with changes in operating expenses discussed in the paragraphs below.

Asset-Light Operating Expenses

Operating expenses increased $17.1 million during the three months ended March 31, 2026, compared to the same prior year period, and decreased as a percentage of revenue by 1.3 percentage points in the same respective period.

Purchased transportation costs as a percentage of revenue increased 0.6 percentage points for the three months ended March 31, 2026, compared to the same prior year period, reflecting an increase in purchased transportation costs of $21.1 million year-over-year. Changes in market capacity, fuel cost, and freight mix impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from our customers that will allow us to maintain or improve our margins on the cost of sourcing carrier capacity.

Salaries, wages, and benefits decreased $2.8 million and as a percentage of revenue, decreased 1.2 percentage points for the three months ended March 31, 2026, compared to the same prior year period, as the segment aligned staffing levels with business levels and improved efficiencies. Shipments per employee per day improved for the three months ended March 31, 2026, compared to the same prior year period, as a result of these efforts, combined with changes in business mix and technology advancements from digital enhancements.

Asset-Light Adjusted EBITDA

We report financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures and ratios, such as Asset-Light Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Asset-Light Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles and software. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset‑light businesses. Our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than operating income (loss), as determined under GAAP.

	Three Months Ended
	March 31
	2026	2025

	(in thousands)
Operating Income (Loss)(1)	$231	$(4,380)
Depreciation and amortization(2)	4,010	4,618
Asset-Light Adjusted EBITDA	$4,241	$238
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income (loss) are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $2.6 million for the three-month period ended March 31, 2026 and $3.2 million for the three months ended March 31, 2025, and is expected to total $8.7 million for full-year 2026.

Current Economic Conditions

The U.S. economy continued to expand during the first quarter of 2026. Shifting trade and tariff policies, persistent but moderating inflation, elevated interest rates, ongoing supply chain disruptions, and a slowing labor market continue to affect business confidence and contribute to market volatility. Geopolitical conflicts present uncertain and potentially increasing economic impacts in 2026. Certain economic factors stabilized or improved during the first quarter of 2026.

The manufacturing sector, as measured by the Purchasing Managers’ Index, expanded in March 2026 for the third consecutive month after a period of nearly continuous contraction since November 2022. Economic models indicate that the U.S. economy grew in the first quarter of 2026, with estimated real gross domestic product increasing at an annual rate reflecting higher investment, exports, consumer and government spending.

Although we secured increases on deferred pricing agreements and annually negotiated contracts during the three months ended March 31, 2026, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, or fluctuations in fuel costs, will be favorable for our freight services in future periods.

Given the uncertainties of current economic conditions, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Changes in fuel prices can significantly affect our operating expenses, and while we strive to offset these costs through fuel surcharges and pricing strategies, sustained increases may still impact our margins and overall financial performance. There can be no assurance that we will be able to secure adequate prices from new or existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Elevated costs across a broad array of consumer goods continue to be driven by global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy. The consumer price index increased 3.3%, before seasonal adjustment, year-over-year in March 2026 following a 0.9% rise from February 2026. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, the potential impact of inflationary conditions on our business, including demand for our transportation services, remains uncertain.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases and efficiency. Productivity improvements, as measured by shipments per employee per day, and disciplined cost management have helped mitigate the impact of rising operating costs. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, and we believe that Asset-Light pricing has stabilized at the bottom of the truckload market cycle. Tightening capacity in the truckload market during the first quarter of 2026 led to higher spot rates as carriers continue to slowly exit the market driven by prolonged economic pressures. However, demand remains weak and margins thin.

The market continues to adjust to the impact of supply chain disruptions, including as a result of geopolitical conflicts and changes in trade and tariff policies. The prices for our revenue equipment (tractors and trailers) have also increased, partly as a result of inflationary pressures, and will very likely continue to be replaced at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruption to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the effect of any future climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 and Item 1A of our 2025 Annual Report on Form 10-K. We continue to advance sustainability initiatives by investing in innovative technologies, developing our employees, and enhancing our capabilities and services for customers.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments; cash generated by operations; and borrowing capacity under our revolving credit facility (“Credit Facility”) or our accounts receivable securitization program (“A/R Securitization”).

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, were as follows:

	March 31	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents	$64,057	$102,030
Short-term investments	22,390	22,204
Total	$86,447	$124,234

Cash, cash equivalents and short-term investments decreased $37.8 million from December 31, 2025 to March 31, 2026, primarily due to payments of long-term debt; payments for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2025; continued efforts to return capital to shareholders through share repurchases and dividends; and planned capital expenditures.

Cash provided by operating activities was $8.5 million during the three months ended March 31, 2026, compared to $23.4 million of cash used in operating activities in the same prior year period, an improvement of $31.9 million. Changes in operating assets and liabilities, excluding income taxes, decreased cash provided by operating activities by $37.2 million during the three months ended March 31, 2026 driven primarily by an increase in accounts receivable due to increased business levels, offset partially by increases in accounts payable and accrued expenses. Changes in operating assets and liabilities, excluding income taxes, had a larger negative impact of $70.5 million for the three months ended March 31, 2025, which contributed to the improved cash flow year-over-year.

Cash used in investing activities during the three-month period ended March 31, 2026 was impacted by $7.9 million of capital expenditures, net of proceeds from asset sales and financings, including the renovation of properties for our Asset-Based network. See Capital Expenditures below for estimated annual expenditure amounts for 2026.

Cash used in financing activities was impacted by promissory note payments of $22.3 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, we repurchased 85,011 shares of our common stock under our share repurchase program for an aggregate cost of $7.4 million. We also continued to return capital to our shareholders with our quarterly dividend payments, which totaled $2.7 million during the three months ended March 31, 2026. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Financing Arrangements

We financed the purchase of $22.1 million of revenue equipment through notes payable during the three months ended March 31, 2026. Future payments due under notes payable totaled $238.5 million, including interest, as of March 31, 2026, a decrease of $1.3 million from December 31, 2025.

As of March 31, 2026, standby letters of credit of $26.4 million have been issued, including $26.1 million issued under our Credit Facility during the three months ended March 31, 2026 and $0.3 million under our A/R Securitization, which reduced our available borrowing capacity under each program to $223.9 million and $49.7 million, respectively. Our A/R Securitization matures on July 1, 2026.

Our financing arrangements are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2026. These purchase obligations totaled $120.0 million as of March 31, 2026, with $102.6 million expected to be paid within the next year, provided that vendors complete their commitments to us. As of March 31, 2026, the amount of our purchase obligations increased $14.2 million from December 31, 2025, primarily related to ABF Freight revenue equipment.

There have been no other material changes in the contractual obligations disclosed in our 2025 Annual Report on Form 10-K during the three months ended March 31, 2026. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

Capital Expenditures

For 2026, our total capital expenditures, including amounts financed, are estimated to range from $150.0 million to $170.0 million, net of proceeds from asset sales. These 2026 estimated net capital expenditures include revenue equipment purchases of $75.0 million to $80.0 million, primarily for our Asset-Based operations and $35.0 million to $45.0 million of investments in real estate and facility upgrades to support our growth plans, in addition to other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2026 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $180.0 million in 2026. The amortization of intangible assets is estimated to be $8.7 million in 2026, primarily related to purchase accounting amortization associated with business acquisitions in our Asset-Light segment.

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

We continue to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On April 24, 2026, we announced our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of May 8, 2026. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

During the three months ended March 31, 2026, we purchased 85,011 shares of our common stock for an aggregate cost of $7.4 million under our share repurchase program. As of March 31, 2026, $97.3 million remained available for repurchase under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $54.5 million from December 31, 2025 to March 31, 2026, reflecting higher business levels in March 2026, compared to December 2025.

Accrued Expenses

Accrued expenses increased $10.2 million from December 31, 2025 to March 31, 2026, primarily due to increases in accrued wages and vacation associated with timing and higher third-party casualty and workers’ compensation reserves as retention levels and claims costs have increased in recent years, offset partially by payments made during first quarter 2026 for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2025.

Income Taxes

Our effective tax benefit rate was 22.3% for the three months ended March 31, 2026, while the effective tax rate was 25.0% for the same period of 2025. For the first quarter of 2026, the U.S. statutory tax rate was 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and changes in nondeductible expenses and the cash surrender value of life insurance, may cause the full-year 2026 tax rate to vary from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended
	March 31
	2026		2025

	(in thousands, except percentages)
Income tax provision (benefit) at the statutory federal rate	$(280)	(21.0)%	$876	21.0%
State income taxes, net of federal income tax effect	52	3.9	420	10.0
Foreign income tax provision	200	15.0	139	3.3
Tax credits	(328)	(24.5)	(50)	(1.2)
Net increase in valuation allowance	164	12.3	23	0.6
Nontaxable and nondeductible items	378	28.3	334	8.0
Other adjustment	(483)	(36.3)	(699)	(16.7)
Total provision (benefit) for income taxes	$(297)	(22.3)%	$1,043	25.0%

At March 31, 2026, we had $89.9 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2026 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $4.6 million at March 31, 2026 and $4.5 million at December 31, 2025. As of March 31, 2026, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs from taxable income because of items, such as the deductibility of accrued liabilities, such as workers’ compensation and third-party casualty claims, accelerated depreciation for tax purposes, and gains and losses on sale of assets. For the three months ended March 31, 2026, there was a financial reporting loss, but income determined under income tax law.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2026 due primarily to the effect of 100% bonus depreciation on qualified depreciable assets in 2026 as allowed under the One Big Beautiful Bill Act.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2025 Annual Report on Form 10-K. There have been no updates to our critical accounting policies during 2026. Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies.

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward‑looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: data breaches, cybersecurity incidents, and/or interruptions or failures of our information systems that we depend upon, including software programs and applications provided by third parties; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes; the loss or reduction of business from multiple large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of future acquisitions and the inability to realize the anticipated benefits of the acquisition; unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors; maintaining our corporate reputation and intellectual property rights; failure to achieve market acceptance or generate adequate returns through our Vaux™ technologies; establishing and maintaining adequate internal controls over financial reporting; disruption in domestic or global manufacturing activity, supply chains, and related changes in spending, resulting in material reductions in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, public health crises, geopolitical conflicts, acts of terrorism or war, cybersecurity incidents, or trade restrictions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates primarily resulting from our debt portfolio. Our debt portfolio includes notes payable with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Future borrowings, if any, under our Credit Facility and A/R Securitization are at SOFR based variable interest rate and expose us to the risk of increasing interest rates. See Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our interest rates.

Discussion of current economic conditions and related impact on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

There have been no significant changes to the Company’s market risks since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note N to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s legal proceedings since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2025 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”), which is further described in Note G under Part I, Item 1 of this Quarterly Report on Form 10-Q including information regarding repurchases during the three months ended March 31, 2026 and the remaining balance available for repurchase as of March 31, 2026.

			(c)	(d)
			Total Number of	Maximum
	(a)	(b)	Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Plans or Programs	Under the Plans or Programs

	(in thousands, except share and per share data)
1/1/2026-1/31/2026	51,555	$85.38	51,555	$100,312
2/1/2026-2/28/2026	4,885	92.09	4,885	$99,862
3/1/2026-3/31/2026	28,571	89.96	28,571	$97,292
Total	85,011	$87.30	85,011
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

ARCBEST CORPORATION
(Registrant)

Date: May 1, 2026	/s/ Seth K. Runser
Seth K. Runser
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)