Form 10-Q
period 2026-06-30
ARCBEST CORP /DE/
filed 2026-07-30
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 000-19969

ARCBEST CORPORATION

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	71-0673405 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2026
Common Stock, $0.01 par value	22,351,354 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2026	2025
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,851	$102,030
Short-term investments	22,580	22,204
Accounts receivable, less allowances (2026 – $8,884; 2025 – $7,763)	453,782	370,969
Other accounts receivable, less allowances (2026 – $713; 2025 – $656)	9,206	26,295
Prepaid expenses	38,748	49,399
Prepaid and refundable income taxes	27,483	45,405
Other	8,836	9,761
TOTAL CURRENT ASSETS	706,486	626,063
PROPERTY, PLANT AND EQUIPMENT
Land and structures	574,861	566,071
Revenue equipment	1,212,564	1,201,386
Service, office, and other equipment	312,336	363,340
Software	191,444	190,673
Leasehold improvements	43,349	41,531
	2,334,554	2,363,001
Less allowances for depreciation and amortization	1,242,195	1,219,564
PROPERTY, PLANT AND EQUIPMENT, net	1,092,359	1,143,437
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	37,716	69,391
OPERATING RIGHT-OF-USE ASSETS	215,292	220,157
DEFERRED INCOME TAXES	16,770	9,303
OTHER LONG-TERM ASSETS	78,909	79,558
TOTAL ASSETS	$2,452,285	$2,452,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$198,228	$154,487
Income taxes payable	8,811	—
Accrued expenses	391,794	378,125
Current portion of long-term debt	94,484	87,882
Current portion of operating lease liabilities	36,263	36,394
TOTAL CURRENT LIABILITIES	729,580	656,888
LONG-TERM DEBT, less current portion	121,065	135,974
OPERATING LEASE LIABILITIES, less current portion	207,947	204,333
POSTRETIREMENT LIABILITIES, less current portion	13,700	13,696
DEFERRED INCOME TAXES	80,898	111,580
OTHER LONG-TERM LIABILITIES	31,502	34,470
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2026: 30,579,951 shares; 2025: 30,489,886 shares	306	305
Additional paid-in capital	338,861	338,083
Retained earnings	1,464,152	1,484,378
Treasury stock, at cost, 2026: 8,232,856 shares; 2025: 8,140,368 shares	(534,777)	(526,606)
Accumulated other comprehensive loss	(949)	(439)
TOTAL STOCKHOLDERS’ EQUITY	1,267,593	1,295,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,452,285	$2,452,662

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,184,533	$1,022,256	$2,183,319	$1,989,333

OPERATING EXPENSES	1,205,156	984,947	2,200,512	1,945,394

OPERATING INCOME (LOSS)	(20,623)	37,309	(17,193)	43,939

OTHER INCOME (COSTS)
Interest and dividend income	906	1,037	1,582	2,187
Interest and other related financing costs	(3,391)	(2,956)	(7,679)	(5,711)
Other, net	2,152	578	1,000	(273)
	(333)	(1,341)	(5,097)	(3,797)

INCOME (LOSS) BEFORE INCOME TAXES	(20,956)	35,968	(22,290)	40,142

INCOME TAX PROVISION (BENEFIT)	(7,132)	10,159	(7,429)	11,202

NET INCOME (LOSS)	$(13,824)	$25,809	$(14,861)	$28,940

EARNINGS PER COMMON SHARE
Basic	$(0.62)	$1.12	$(0.67)	$1.25
Diluted	$(0.62)	$1.12	$(0.67)	$1.25

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,348,772	22,944,228	22,344,449	23,070,812
Diluted	22,348,772	23,008,707	22,344,449	23,146,609

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$(13,824)	$25,809	$(14,861)	$28,940

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Amortization of actuarial gain included in net periodic benefit credit, net of tax (2026 – Three-month period $39, Six-month period $78) (2025 – Three-month period $54, Six-month period $108)	(113)	(156)	(226)	(312)
Change in foreign currency translation, net of tax: (2026 – Three-month period $77, Six-month period $99) (2025 – Three-month period $241, Six-month period $175)	(222)	679	(284)	492
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(335)	523	(510)	180

TOTAL COMPREHENSIVE INCOME (LOSS)	$(14,159)	$26,332	$(15,371)	$29,120

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30, 2026 and 2025
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at March 31, 2026	30,499	$305	$340,201	$1,480,662	8,225	$(534,028)	$(614)	$1,286,526
Net loss				(13,824)				(13,824)
Other comprehensive loss, net of tax							(335)	(335)
Issuance of common stock under share-based compensation plans	81	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(3,941)					(3,941)
Share-based compensation expense			2,602					2,602
Purchase of treasury stock					8	(749)		(749)
Dividends declared on common stock				(2,686)				(2,686)
Balance at June 30, 2026	30,580	$306	$338,861	$1,464,152	8,233	$(534,777)	$(949)	$1,267,593

Balance at March 31, 2025	30,402	$304	$331,944	$1,435,596	7,374	$(473,029)	$(71)	$1,294,744
Net income				25,809				25,809
Other comprehensive income, net of tax							523	523
Issuance of common stock under share-based compensation plans	81	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,924)					(1,924)
Share-based compensation expense			3,779					3,779
Purchase of treasury stock					306	(19,747)		(19,747)
Dividends declared on common stock				(2,758)				(2,758)
Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426

	Six Months Ended June 30, 2026 and 2025
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2025	30,490	$305	$338,083	$1,484,378	8,140	$(526,606)	$(439)	$1,295,721
Net loss				(14,861)				(14,861)
Other comprehensive loss, net of tax							(510)	(510)
Issuance of common stock under share-based compensation plans	90	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(3,941)					(3,941)
Share-based compensation expense			4,720					4,720
Purchase of treasury stock					93	(8,171)		(8,171)
Dividends declared on common stock				(5,365)				(5,365)
Balance at June 30, 2026	30,580	$306	$338,861	$1,464,152	8,233	$(534,777)	$(949)	$1,267,593

Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				28,940				28,940
Other comprehensive income, net of tax							180	180
Issuance of common stock under share-based compensation plans	81	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,938)					(1,938)
Share-based compensation expense			6,162					6,162
Purchase of treasury stock					565	(41,737)		(41,737)
Dividends declared on common stock				(5,543)				(5,543)
Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2026	2025

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(14,861)	$28,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,929	74,490
Amortization of intangibles	5,056	6,400
Share-based compensation expense	4,720	6,162
Provision for losses on accounts receivable	2,257	1,402
Change in deferred income taxes	(37,989)	(187)
(Gain) loss on sale of property and equipment	(1,784)	42
Asset impairment charges	85,266	—
Change in fair value of contingent consideration	—	(2,650)
Changes in operating assets and liabilities:
Receivables	(68,517)	3,866
Prepaid expenses	10,651	9,744
Other assets	(2,315)	(1,396)
Income taxes	26,652	9,130
Operating right-of-use assets and lease liabilities, net	(15)	(11,421)
Accounts payable, accrued expenses, and other liabilities	45,229	(39,486)
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,279	85,036

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(22,388)	(42,007)
Proceeds from sale of property and equipment	6,095	6,142
Proceeds from sale of short-term investments	—	5,236
Capitalization of internally developed software	(7,275)	(6,268)
Other investing activities	—	1,075
NET CASH USED IN INVESTING ACTIVITIES	(23,568)	(35,822)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	25,000
Payments on long-term debt	(52,679)	(35,526)
Net change in book overdrafts	(717)	(2,021)
Deferred financing costs	(17)	(19)
Payment of common stock dividends	(5,365)	(5,543)
Purchases of treasury stock	(8,171)	(41,737)
Payments for tax withheld on share-based compensation	(3,941)	(1,938)
NET CASH USED IN FINANCING ACTIVITIES	(70,890)	(61,784)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,821	(12,570)
Cash and cash equivalents at beginning of period	102,030	127,444
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,851	$114,874

NONCASH INVESTING ACTIVITIES
Equipment financed	$44,372	$62,791
Accruals for equipment received	$10,186	$14,586
Lease liabilities arising from obtaining right-of-use assets	$22,228	$41,978

See notes to consolidated financial statements.

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions across multiple modes of transportation to meet customers’ supply chain needs. The Company, which started over a century ago as a local freight hauler, serves as a single end-to-end logistics partner with global reach. The Company’s operations are conducted through its two reportable operating segments: Asset‑Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”) and Asset-Light, the Company’s logistics operations. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2026. As of June 2026, approximately 81% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), a collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

Restructuring Plan

In July 2026, the Company announced a simplified brand structure and a series of organizational changes. Effective August 1, 2026, the MoLo® and Panther® brands within the Asset-Light segment and certain other subsidiaries will operate under the ArcBest® brand. The series of organizational changes included the discontinuation of Vaux Freight Movement System, as the Company focuses Vaux operations on the Vaux Smart Autonomy product offering. These actions include a reduction of approximately 2% of total positions through workforce reductions and the elimination of certain open positions, as well as the proposed closure of ten ABF Freight service centers, which are located in smaller markets and represent approximately 1% of the Company's network doors. The consolidations constitute a change of operations under the 2023 ABF NMFA and are subject to approval by the joint union-management Change of Operations Committee pursuant to the terms of the 2023 ABF NMFA.

Restructuring charges, consisting primarily of severance and related employee costs associated with workforce reductions, are expected to total between $6.0 million and $7.0 million, including $2.2 million recorded during the second quarter of 2026. The Company also recorded $50.8 million of asset impairment charges related to the discontinuance of Vaux Freight Movement System and $25.7 million in asset impairment charges to write off the remaining carrying value of the indefinite-lived Panther trade name. See Notes B and C for additional information regarding these impairment charges. The impact of these actions on operating expenses is further discussed in Note I. The Company expects substantially all restructuring activities associated with these actions to be completed, and substantially all related cash expenditures to be paid, during 2026.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	June 30	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$62,232	$72,280
Money market funds(2)	83,619	29,750
Total cash and cash equivalents	$145,851	$102,030

Short-term investments
Certificates of deposit(3)	$22,580	$22,204

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2026 and December 31, 2025, cash deposits and short-term investments totaling $39.1 million and $31.1 million, respectively, were not FDIC‑insured. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2026		2025

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable(1)	$215,549	$216,321	$223,856	$225,797
New England Pension Fund withdrawal liability(2)	17,511	15,796	17,906	16,258
	$233,060	$232,117	$241,762	$242,055

(1)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(2)	See Note C to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information regarding ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund. The fair values of the outstanding withdrawal liability at June 30, 2026 and December 31, 2025 were determined using the 20‑year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$83,619	$83,619	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,647	4,647	—	—
	$88,266	$88,266	$—	$—

	December 31, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$29,750	$29,750	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,166	5,166	—	—
	$34,916	$34,916	$—	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets on a nonrecurring basis upon events or changes in circumstances that indicate the carrying amount may not be recoverable. The following table summarizes asset impairment charges recognized during the second quarter of 2026 on current assets, long-lived assets and intangible assets measured on a nonrecurring basis. The fair value measurements associated with these impairments were classified within Level 3 of the fair value hierarchy because significant unobservable inputs were used in determining fair value.

		Impairment
	Carrying Value	Charges	Fair Value

	(in thousands)
Other current assets(1)	$3,284	$(3,284)	$—
Service, office and other equipment(1)	48,402	(45,722)	2,680
Software(1)	666	(666)	—
Operating right-of-use assets(2)	14,371	(8,363)	6,008
Intangible assets – indefinite-lived(3)	25,660	(25,660)	—
Intangible assets – finite-lived(1)	1,091	(1,091)	—
Leasehold improvements(2)	824	(480)	344
	$94,298	$(85,266)	$9,032
(1)	Represents an impairment charge totaling $50.8 million to write off certain equipment and other assets associated with the Vaux Freight Movement System, as discussed in Note A.
(2)	Represents impairment charges of $8.8 million associated with the probable sublease of a portion of leased office space. The fair value of these assets was estimated at June 30, 2026, using a discounted cash flow method utilizing a 9.0% discount rate and certain unobservable inputs, including estimated cash flows based on projected sublease income and the anticipated future sublease term, as determined using third-party real estate broker quotes. These fair value measurements were classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. See Note E for additional discussion related to this impairment.
(3)	Represents the $25.7 million in impairment charges related to the write-off of the indefinite-lived Panther trade name carrying value following the Company’s brand consolidation decision, as discussed further in Note C.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both June 30, 2026 and December 31, 2025 relates to the Asset-Light segment.

The Company’s simplified brand structure, as described in Note A, included the discontinuation of the Panther® and MoLo® brands. The Company determined that the discontinuation of the Panther brand was an indicator of impairment and performed an interim impairment test on the indefinite-lived Panther trade name. As future cash flows attributable to the Panther trade name are expected to be minimal, the Company determined that the fair value of the trade name was zero and recorded a non-cash impairment charge of $25.7 million to write off the remaining carrying value of the Panther trade name. The impairment charge represented the remaining carrying value of the Panther trade name as of December 31, 2025 after a previous $6.6 million impairment charge recorded during the fourth quarter of 2025.

Finite-lived intangible assets consisted of the following:

		June 30, 2026				December 31, 2025
	Weighted-Average		Accumulated	Impairment	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Charge	Value	Cost	Amortization	Value

	(in years)	(in thousands)				(in thousands)
Finite-lived intangible assets
Customer relationships	12	$99,579	$72,289	$—	$27,290	$99,579	$68,206	$31,373
Other(1)	10	19,413	7,896	1,091	10,426	30,655	18,297	12,358
Total intangible assets	12	$118,992	$80,185	$1,091	$37,716	$130,234	$86,503	$43,731
(1)	Represents non-cash asset impairment charges of $1.1 million, included as asset impairment charges within “Other and eliminations,” to write off patents utilized in the Vaux Freight Movement System (see Note A). Also includes the write-off of the MoLo trade name, which was fully amortized as of December 31, 2025.

NOTE D – INCOME TAXES

The Company’s effective tax benefit rate was 34.0% and 33.3% for the three and six months ended June 30, 2026, respectively, while the effective tax rate was 28.2% and 27.9% for the same prior-year periods. The difference between the Company’s effective benefit tax rate and the federal statutory rate for these periods resulted from various factors, including the tax expense (benefit) from the vesting of restricted stock units; state and foreign income taxes; and various nontaxable and nondeductible expenses. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

As of June 30, 2026, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated its total deferred tax assets at June 30, 2026, and concluded that it is more likely than not that substantially all deferred tax assets will be realized, except for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. During the six months ended June 30, 2026, the Company increased its valuation allowance by $0.7 million related to certain foreign tax credit carryforwards.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
Operating lease expense	$11,929	$11,630	$23,829	$22,767
Variable lease expense	2,336	2,658	4,224	4,707
Sublease income	(1,608)	(1,162)	(3,209)	(2,159)
Total operating lease expense	$12,657	$13,126	$24,844	$25,315

The operating cash flows from operating lease activity were as follows:

	Six Months Ended
	June 30
	2026	2025

	(in thousands)
Noncash change in operating right-of-use assets(1)	$18,730	$16,326
Cash payments to obtain right-of-use assets	—	(11,500)
Change in operating lease liabilities	(18,745)	(16,247)
Changes in operating right-of-use assets and lease liabilities, net	$(15)	$(11,421)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$23,803	$22,734
Right-of-use assets obtained in exchange for operating lease liabilities	$22,228	$41,978
(1)	Excludes right-of-use asset impairment of $8.4 million recorded during the second quarter of 2026, as discussed further below.

Lease Impairment Charges

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the second quarter of 2026, the Company evaluated a portion of leased office space within the Company's Asset-Light operating segment for impairment in connection with the probable sublease of the space. Based on this assessment, the Company determined that the carrying value of the asset was not recoverable and recorded asset impairment charges of $8.8 million within operating expenses, consisting of an $8.4 million impairment of a right-of-use asset and the remaining amount related to leasehold improvements (see Note B).

There were no other significant changes to the Company’s operating lease arrangements during the six months ended June 30, 2026.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt, which consisted of notes payable related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations) and certain other equipment, was as follows:

	June 30	December 31
	2026	2025

	(in thousands)
Notes payable (weighted-average interest rate of 5.0% at June 30, 2026)	$215,549	$223,856
Less current portion	94,484	87,882
Long-term debt, less current portion	$121,065	$135,974

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $377.7 million at June 30, 2026 and $362.5 million at December 31, 2025.

Financing Arrangements

Credit Facility

The Company’s revolving credit facility (the “Credit Facility”) under its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) has a maturity date of November 25, 2030. The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $50.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of up to $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of June 30, 2026, $25.9 million of letters of credit were outstanding under the Credit Facility, primarily in support of the Company’s workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured, leaving $224.1 million in available borrowing capacity under the Credit Facility as of June 30, 2026.

Principal payments under the Credit Facility are due upon maturity of the facility; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at June 30, 2026.

Accounts Receivable Securitization Program

In May 2026, the Company terminated its accounts receivable securitization program (“A/R Securitization”) prior to the scheduled maturity date of July 1, 2026. Prior to termination, the A/R Securitization previously provided borrowing capacity of up to $50.0 million and included an accordion feature that permitted additional borrowing capacity of up to $100.0 million, subject to certain conditions.

Notes Payable

The Company financed the purchase of certain revenue equipment through promissory note arrangements totaling $22.3 million and $44.4 million during the three and six months ended June 30, 2026, respectively.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	June 30	December 31
	2026	2025

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$3,822	$4,126
Foreign currency translation	(5,100)	(4,717)

Total	$(1,278)	$(591)

After-tax amounts:
Unrecognized net periodic benefit credit	$2,838	$3,064
Foreign currency translation	(3,787)	(3,503)

Total	$(949)	$(439)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Credit	Translation

	(in thousands)
Balances at December 31, 2025	$(439)	$3,064	$(3,503)

Other comprehensive loss before reclassifications	(284)	—	(284)
Amounts reclassified from accumulated other comprehensive income (loss)	(226)	(226)	—
Net current-period other comprehensive income	(510)	(226)	(284)

Balances at June 30, 2026	$(949)	$2,838	$(3,787)

Balances at December 31, 2024	$272	$4,203	$(3,931)

Other comprehensive income before reclassifications	492	—	492
Amounts reclassified from accumulated other comprehensive income	(312)	(312)	—
Net current-period other comprehensive income (loss)	180	(312)	492

Balances at June 30, 2025	$452	$3,891	$(3,439)

The following is a summary of the reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Six Months Ended June 30
	2026	2025

	(in thousands)
Amortization of net actuarial gain(1)	$304	$420
Tax expense	(78)	(108)
Total, net of tax	$226	$312

(1)	Included in the computation of net periodic benefit credit are amounts related to the Company’s postretirement health benefit plan for the six months ended June 30, 2026 and 2025, and the Company’s supplemental benefit plan for the six months ended June 30, 2026.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2026		2025
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,679	$0.12	$2,785
Second quarter	$0.12	$2,686	$0.12	$2,758

On July 24, 2026, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of August 7, 2026.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”). The share repurchase program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

As of December 31, 2025, the Company had $104.7 million available for repurchases of its common stock under the share repurchase program. During the six months ended June 30, 2026, the Company repurchased 92,488 shares for an aggregate cost of $8.2 million under the share repurchase program. The Company had $96.5 million remaining under its share repurchase program as of June 30, 2026.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss)	$(13,824)	$25,809	$(14,861)	$28,940
Denominator:
Weighted-average shares	22,348,772	22,944,228	22,344,449	23,070,812
Earnings per common share	$(0.62)	$1.12	$(0.67)	$1.25

Diluted
Numerator:
Net income (loss)	$(13,824)	$25,809	$(14,861)	$28,940
Denominator:
Weighted-average shares	22,348,772	22,944,228	22,344,449	23,070,812
Effect of dilutive securities(1)	—	64,479	—	75,797
Adjusted weighted-average shares and assumed conversions	22,348,772	23,008,707	22,344,449	23,146,609
Earnings per common share	$(0.62)	$1.12	$(0.67)	$1.25
(1)	For both the three and six months ended June 30, 2026, outstanding stock awards of 0.1 million were not included in the diluted earnings per share calculation because inclusion of these awards would have been antidilutive.

NOTE I – OPERATING SEGMENT DATA

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes the results of operations of ABF Freight. The segment operations include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed less-than-truckload services. The Asset-Based segment provides services to the Asset-Light segment, including freight transportation related to managed transportation solutions and other services.

●	The Asset-Light segment includes the results of operations of the Company’s service offerings in truckload, managed transportation, ground expedite, intermodal, household goods moving, warehousing and distribution, and international freight transportation for air, ocean, and ground. The Asset-Light segment provides services to the Asset-Based segment.

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

The Company's President and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) who makes decisions about resources to be acquired, allocated and utilized in each operating segment. The CODM uses segment revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources to the Company’s operations. The Company’s two reportable segments and the measures used by the CODM to assess performance are consistent with those described in the Company's 2025 Annual Report on Form 10-K, as are the impacts of seasonal fluctuations on the Company's reportable operating segments.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
REVENUES
Asset-Based	$783,671	$713,312	$1,438,678	$1,359,606
Asset-Light	438,705	341,922	816,451	697,934
Other and eliminations	(37,843)	(32,978)	(71,810)	(68,207)
Total consolidated revenues	$1,184,533	$1,022,256	$2,183,319	$1,989,333

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$374,101	$365,929	$729,240	$710,070
Fuel, supplies, and expenses	97,832	79,834	179,417	157,476
Operating taxes and licenses	14,136	13,845	28,604	26,957
Insurance	16,505	17,653	32,574	35,616
Communications and utilities	5,270	5,150	11,029	10,960
Depreciation and amortization	36,632	31,664	72,843	62,254
Rents and purchased transportation	90,112	76,198	158,772	143,359
Shared services	74,352	69,868	133,516	132,311
Restructuring charges(1)	953	—	953	—
Gain on sale of property and equipment(2)	(2,496)	(159)	(2,352)	(136)
Other	2,022	2,301	2,353	3,293
Total Asset-Based	709,419	662,283	1,346,949	1,282,160

Asset-Light
Purchased transportation	379,313	288,580	704,984	593,194
Salaries, wages, and benefits	29,095	25,629	51,840	51,178
Supplies and expenses	1,670	1,739	3,119	3,478
Depreciation and amortization(3)	3,881	4,605	7,891	9,223
Shared services	13,925	18,594	32,694	36,575
Asset impairment charges(4)	34,503	—	34,503	—
Restructuring charges(1)	712	—	712	—
Contingent consideration(5)	—	(2,650)	—	(2,650)
Other	6,954	4,834	11,825	10,725
Total Asset-Light	470,053	341,331	847,568	701,723

Other and eliminations(6)	25,684	(18,667)	5,995	(38,489)
Total consolidated operating expenses	$1,205,156	$984,947	$2,200,512	$1,945,394
(1)	Restructuring charges relate to realignment of the Company’s organizational structure as previously described in Note A.
(2)	The 2026 periods include $2.9 million gain on the sale of a service center during second quarter 2026.
(3)	Depreciation and amortization includes amortization of intangibles associated with acquired businesses.
(4)	Represents noncash asset impairment charges of $25.7 million to write off the Panther trade name in connection with a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million associated with the probable sublease of a portion of leased office space.
(5)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition. The Company reduced the contingent consideration for the MoLo acquisition to zero in second quarter 2025, reflecting the probability of no earnout payment based on projections of adjusted earnings before interest, taxes, depreciation, and amortization for 2025.
(6)	The 2026 periods include $50.8 million in asset impairment charges related to the write-off of certain equipment and other assets associated with the discontinuance of the Vaux Freight Movement System and $0.5 million in restructuring charges in connection with the previously described restructuring plan. “Other” also includes corporate costs for certain unallocated shared service costs which are not attributable to any segment, additional investments to offer comprehensive transportation and logistics services across multiple operating segments, costs related to the customer offering of Vaux, and other investments in ArcBest technology and innovations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
OPERATING INCOME (LOSS)
Asset-Based	$74,252	$51,029	$91,729	$77,446
Asset-Light(1)	(31,348)	591	(31,117)	(3,789)
Other and eliminations(2)	(63,527)	(14,311)	(77,805)	(29,718)
Total consolidated operating income (loss)	$(20,623)	$37,309	$(17,193)	$43,939
OTHER INCOME (COSTS)
Interest and dividend income	$906	$1,037	$1,582	$2,187
Interest and other related financing costs	(3,391)	(2,956)	(7,679)	(5,711)
Other, net	2,152	578	1,000	(273)
Total other income (costs)	(333)	(1,341)	(5,097)	(3,797)
INCOME (LOSS) BEFORE INCOME TAXES	$(20,956)	$35,968	$(22,290)	$40,142
(1)	The 2026 periods include noncash asset impairment charges of $25.7 million to write off the Panther trade name in connection with a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million associated with the probable sublease of a portion of leased office space.
(2)	The 2026 periods include $50.8 million in asset impairment charges related to the write-off of certain equipment and other assets associated with the discontinuance of the Vaux Freight Movement System and $0.5 million in restructuring charges in connection with the previously described restructuring plan.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$470,613	$458,115	$909,134	$890,003
Rents, purchased transportation, and other costs of services	428,297	328,570	785,920	662,341
Fuel, supplies, and expenses	125,914	110,530	233,962	216,476
Depreciation and amortization(1)	44,681	40,926	88,985	80,890
Asset impairment charges(2)	85,266	—	85,266	—
Restructuring charges(3)	2,173	—	2,173	—
Contingent consideration(4)	—	(2,650)	—	(2,650)
Other	48,212	49,456	95,072	98,334
	$1,205,156	$984,947	$2,200,512	$1,945,394
(1)	Includes amortization of intangible assets.
(2)	The 2026 periods include noncash asset impairment charges of $50.8 million related to the write-off of certain equipment and other assets associated with the discontinuance of the Vaux Freight Movement System, $25.7 million to write off the remaining carrying value of the Panther trade name, and $8.8 million associated with the probable sublease of a portion of leased office space, as previously described.
(3)	Represents restructuring charges for the realignment of the Company organizational structure, as previously described.
(4)	Represents the change in fair value of the contingent consideration recorded for the MoLo acquisition, as further discussed in the Asset-Light Operating Expenses section below.

NOTE J – REVENUE RECOGNITION

Disaggregated Revenue

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
Revenues from customers
Asset-Based	$747,002	$680,936	$1,368,627	$1,292,271
Asset-Light	435,840	340,098	811,774	694,666
Other	1,691	1,222	2,918	2,396
Total consolidated revenues	$1,184,533	$1,022,256	$2,183,319	$1,989,333

Intersegment revenues
Asset-Based	$36,669	$32,376	$70,051	$67,335
Asset-Light	2,865	1,824	4,677	3,268
Other and eliminations	(39,534)	(34,200)	(74,728)	(70,603)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$783,671	$713,312	$1,438,678	$1,359,606
Asset-Light	438,705	341,922	816,451	697,934
Other and eliminations	(37,843)	(32,978)	(71,810)	(68,207)
Total consolidated revenues	$1,184,533	$1,022,256	$2,183,319	$1,989,333

Performance Obligations

We have elected to apply the practical expedient in ASC Topic 606, Revenue From Contracts With Customers, to not disclose the value of unsatisfied performance obligations for contracts with an original length of one year or less or contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

NOTE K – COMMITMENTS AND CONTINGENCIES

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

The Company has purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in the Company’s Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2026. These purchase obligations totaled $93.9 million as of June 30, 2026, with $76.8 million expected to be paid within the next year, provided that vendors complete their commitments to the Company. As of June 30, 2026, the amount of purchase obligations decreased $11.9 million from December 31, 2025, primarily related to receipt of ABF Freight revenue equipment.

There have been no other significant changes to the Company's commitments and contingencies as reported in the Company's 2025 Annual Report on Form 10-K since December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages technology and a full suite of shipping and logistics solutions across multiple modes of transportation to meet customers’ supply chain needs. Our operations are conducted through two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and Asset-Light, which includes MoLo Solutions, LLC (“MoLo”), Panther Premium Logistics®, and certain other subsidiaries. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q, are primarily to the Company and its subsidiaries on a consolidated basis.

Restructuring Plan

In July 2026, the Company announced a restructuring plan designed to realign our operating structure, reduce costs and simplify brand architecture through a series of organizational changes designed to create a more seamless customer experience and position the Company for long-term growth and profitability. Effective August 1, 2026, the MoLo® Panther® brands and certain other subsidiaries will operate under the ArcBest® brand. The series of organizational changes included the discontinuation of Vaux Freight Movement System, as the Company focuses Vaux operations on the Vaux Smart Autonomy product offering. During the second quarter of 2026, the Company recorded asset impairment charges of $25.7 million to write off the remaining carrying value of the indefinite-lived Panther trade name and $50.8 million in asset impairment charges related to the discontinuation of the Vaux Freight Movement System.

These actions also include a reduction of approximately 2% of total positions through workforce reductions and the elimination of certain open positions, as well as the proposed closure of ten ABF Freight service centers, which represent approximately 1% of our network doors. The consolidation of service centers constitutes a change of operations under our collective bargaining agreement (the “2023 ABF NMFA”) with the International Brotherhood of Teamsters (the “IBT”) and closure is subject to approval by the joint union-management Change of Operations Committee pursuant to the terms of the 2023 ABF NMFA. The Company evaluated the remaining restructuring actions for impairment and does not currently expect additional material impairment charges related to the restructuring plan. During the second quarter of 2026, the Company recorded $2.2 million of restructuring charges for severance and related costs included in operating expenses. The Company currently expects to record approximately $4.0 million of additional restructuring charges during the third quarter related to this restructuring plan. We expect these measures to improve operational efficiency and generate approximately $40.0 million in annualized run-rate cost savings while maintaining ArcBest’s commitment to premium service.

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

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands, except per share data)
REVENUES
Asset-Based	$783,671	$713,312	$1,438,678	$1,359,606
Asset-Light	438,705	341,922	816,451	697,934
Other and eliminations	(37,843)	(32,978)	(71,810)	(68,207)
Total consolidated revenues	$1,184,533	$1,022,256	$2,183,319	$1,989,333

OPERATING INCOME (LOSS)
Asset-Based	$74,252	$51,029	$91,729	$77,446
Asset-Light	(31,348)	591	(31,117)	(3,789)
Other and eliminations	(63,527)	(14,311)	(77,805)	(29,718)
Total consolidated operating income (loss)	$(20,623)	$37,309	$(17,193)	$43,939

NET INCOME (LOSS)	$(13,824)	$25,809	$(14,861)	$28,940

DILUTED EARNINGS PER COMMON SHARE	$(0.62)	$1.12	$(0.67)	$1.25

Our consolidated revenues increased 15.9% for the three months ended June 30, 2026 and 9.8% for the six months ended June 30, 2026, compared to the same prior-year periods. The revenue increase is primarily attributable to higher fuel prices, improved market rates, and for our Asset-Light segment, higher shipment levels. Consolidated revenues for the three months ended June 30, 2026 were positively impacted by increases in Asset-Light revenues of 28.3% and Asset-Based revenues of 9.9%, compared to the same period of 2025. For the six months ended June 30, 2026, Asset-Light revenues increased 17.0% while Asset-Based revenues increased 5.8%, compared to the corresponding prior-year periods. Asset-Based billed revenue per day increased 9.3% for the three months ended June 30, 2026 and 6.1% for the six months ended June 30, 2026, primarily due to increases in billed revenue per hundredweight, including fuel surcharges, and weight per shipment in both periods of 2026 when compared to the same periods of 2025. The elimination of intersegment revenues reported in the “Other and eliminations” line of consolidated revenues increased 15.6% for the three-month period ended June 30, 2026 and 5.8% for the six-month period ended June 30, 2026, compared to the same periods of 2025, reflecting year-over-year changes in intersegment business levels among operating segments.

Asset-Based tonnage per day increased for the three and six months ended June 30, 2026, compared to the same periods of 2025, supported by higher weight per shipment. This tonnage growth occurred despite lower daily shipment volumes and ongoing uncertainty associated with geopolitical conflicts and tariff volatility. Billed revenue per hundredweight, including fuel surcharges, increased 4.2% for the three months ended June 30, 2026 and 0.3% for the six months ended June 30, 2026, compared to the same prior year periods. These increases were primarily driven by higher fuel surcharge revenue resulting from increased fuel prices during the three- and six-month periods ended June 30, 2026, partially offset by a shift in freight profile toward heavier shipments, which generally reduces billed revenue per hundredweight.

Higher shipment volumes and an increase in average revenue per shipment in our Asset-Light segment for the three and six months ended June 30, 2026, compared to the same prior-year periods, contributed to increased segment revenues. Improved rates associated with tightening capacity and higher fuel cost more than offset a higher mix of managed transportation business, which typically carries smaller shipment sizes and lower revenue per shipment. Our Asset-Light segment generated approximately 36% of total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2026, compared to 32% and 34% for the same respective periods of 2025.

Consolidated operating losses for both the three and six months ended June 30, 2026, compared to consolidated operating income for the same prior-year periods, were primarily due to asset impairment charges, as well as restructuring charges as discussed below. These charges were partially offset by higher revenues.

The Company recognized noncash asset impairment charges totaling $85.3 million during the second quarter of 2026, including $50.8 million related to the write-off of certain Freight Movement System assets associated with Vaux, $25.7 million to write off the remaining carrying value of the indefinite-lived Panther trade name as part of the strategic brand consolidation decision, and $8.8 million in lease-related impairment charges associated with the probable sublease of a portion of leased office space. Asset impairment charges reduced operating results by $85.3 million (pre-tax), or $64.2 million (after-tax), and $2.86 per diluted share for both the three and six months ended June 30, 2026. These asset impairment charges are further described within Notes B and C, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Restructuring charges, as previously described, reduced operating results by $2.2 million (pre-tax), or $1.6 million (after-tax), and $0.07 per diluted share for both the three and six months ended June 30, 2026.

Consolidated operating results benefited from the sale of a service center during the second quarter of 2026, which resulted in a gain of $2.9 million (pre-tax), or $2.2 million (after-tax) and $0.10 per diluted share for both the three and six months ended June 30, 2026.

During the second quarter of 2025, the Company reduced the contingent earnout consideration liability for the MoLo acquisition to zero as the earnout calculation did not meet the then-current projections which indicated that the adjusted earnings before interest, taxes, depreciation, and amortization threshold for the 2025 earnout period would not be achieved. This quarterly remeasurement of the contingent earnout consideration increased operating results by $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.09 per diluted share for the three and six months ended June 30, 2025.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax benefits from the vesting of share-based compensation awards, and other changes in the effective tax rate as described within the Income Taxes section of MD&A. A portion of our variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below the operating income line in the consolidated statements of operations, increased consolidated net income by $2.5 million, or $0.11 per diluted share, and $1.8 million, or $0.08 per diluted share, for the three and six months ended June 30, 2026, respectively, compared to $1.4 million, or $0.06 per diluted share, and $0.7 million, or $0.03 per diluted share, for the same respective prior-year periods. The vesting of restricted stock units resulted in a tax benefit of $1.3 million, or $0.06 per diluted share, and $1.4 million, or $0.06 per diluted share, for the three and six months ended June 30, 2026, respectively, compared to a tax expense of $1.0 million, or $0.04 per diluted share, for both the three and six months ended June 30, 2025, respectively.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures and ratios, such as Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles and software of the Asset-Light segment, asset impairment charges, and changes in the fair value of contingent consideration. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate Adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than net income (loss), as determined under GAAP, which is the most directly comparable GAAP measure for the periods presented. The following table presents a reconciliation of Adjusted EBITDA to our net income (loss).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
Net Income (Loss)	$(13,824)	$25,809	$(14,861)	$28,940
Interest and other related financing costs	3,391	2,956	7,679	5,711
Income tax provision (benefit)	(7,132)	10,159	(7,429)	11,202
Depreciation and amortization(1)	44,681	40,926	88,985	80,890
Amortization of share-based compensation	2,602	3,779	4,720	6,162
Asset impairment charges(2)	85,266	—	85,266	—
Change in fair value of contingent consideration(3)	—	(2,650)	—	(2,650)
Consolidated Adjusted EBITDA	$114,984	$80,979	$164,360	$130,255
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents $50.8 million in asset impairment charges related to the write-off of certain Freight Movement System assets associated with Vaux. Also represents $25.7 million in noncash asset impairment charges recognized in the second quarter of 2026 to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million in lease-related impairment charges associated with the probable sublease of a portion of leased office space.
(3)	Represents the change in fair value of contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.

Asset-Based Operations

Asset-Based Segment Overview

The Asset-Based segment consists of ABF Freight, one of North America’s largest less-than-truckload (“LTL”) carriers and a wholly owned subsidiary of the Company, and certain other subsidiaries. Our customers have relied on ABF Freight’s LTL solutions for over a century, trusting our unwavering commitment to quality, safety, and customer service to solve their transportation challenges, including through market disruptions and rapidly changing economic conditions. We are strategically investing in our Asset-Based operations to leverage technology that enhances efficiency and productivity, along with capital investments to renovate and modernize our service centers to strengthen our network infrastructure and support our operations.

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Part I, Items 1 and 1A of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and six months ended June 30, 2026 and 2025.

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

As of June 2026, approximately 81% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA and other related supplemental agreements with the IBT, which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased effective July 1, 2025, and the health, welfare, and pension benefit contribution rate increased, effective primarily on August 1, 2025, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 2.9%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	47.7%	51.3%	50.7%	52.2%
Fuel, supplies, and expenses	12.4	11.2	12.4	11.6
Operating taxes and licenses	1.8	1.9	2.0	2.0
Insurance	2.1	2.5	2.3	2.6
Communications and utilities	0.7	0.7	0.8	0.8
Depreciation and amortization	4.7	4.4	5.0	4.6
Rents and purchased transportation	11.5	10.7	11.0	10.6
Shared services	9.5	9.8	9.3	9.7
Restructuring charges(1)	0.1	—	0.1	—
Gain on sale of property and equipment(2)	(0.3)	—	(0.2)	—
Other	0.3	0.3	0.2	0.2
	90.5%	92.8%	93.6%	94.3%

Asset-Based Operating Income	9.5%	7.2%	6.4%	5.7%
(1)	Represents restructuring charges for the realignment of the Company organizational structure, as previously described.
(2)	Represents primarily a $2.9 million gain on a service center sale within the Asset-Based operations during the second quarter of 2026.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in our 2025 Annual Report on Form 10-K:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2026	2025	% Change	2026	2025	% Change
Workdays(1)	63.5	63.5		126.0	126.5
Tonnage per day	12,240	11,666	4.9%	11,697	11,068	5.7%
Shipments per day	20,456	21,051	(2.8)%	20,151	20,274	(0.6)%
Billed revenue per shipment, including fuel surcharges	$605.24	$537.94	12.5%	$570.18	$534.37	6.7%
Billed revenue per hundredweight, including fuel surcharges	$50.58	$48.54	4.2%	$49.11	$48.94	0.3%
Weight per shipment	1,197	1,108	8.0%	1,161	1,092	6.3%
Shipments per DSY hour	0.438	0.451	(3.0)%	0.439	0.449	(2.1)%
Average length of haul (miles)	1,135	1,131	0.4%	1,130	1,128	0.2%
Pounds per mile	19.05	18.82	1.2%	19.00	18.57	2.3%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and six months ended June 30, 2026, totaled $783.7 million and $1,438.7 million, respectively, compared to $713.3 million and $1,359.6 million for the same periods of 2025. Revenue growth for the three and six months ended June 30, 2026 was driven by higher daily tonnage and billed revenue per hundredweight, including fuel surcharges, which more than offset the impact of lower shipment levels and resulted in higher billed revenue on a per-day basis compared to the prior-year periods. The tonnage increase was driven by a higher weight per shipment, reflecting a continued shift in profile, partially offset by fewer shipments per day, while the increase in billed revenue per hundredweight was primarily due to higher fuel surcharge revenue resulting from increased fuel prices. The number of workdays remained the same in the second quarter of 2026 and decreased by one-half day in the first half of 2026, compared to the same respective periods of 2025.

The pricing environment remained rational. Excluding fuel surcharges, billed revenue per hundredweight decreased in the low-single digits for the six months ended June 30, 2026, compared to the same period of 2025 but remained consistent when comparing second quarter 2026 to second quarter 2025. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during the three and six months ended June 30, 2026, increased an average of 5.8% and 6.1%, respectively. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on August 4, 2025 and June 22, 2026, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate increased by approximately 18 percentage points for the second quarter of 2026 and 11 percentage points in the first half of 2026, compared to the same periods of 2025. The segment’s operating results are impacted by changes in fuel prices and related fuel surcharges. Operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs vary by differing degrees.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $74.3 million in the second quarter of 2026, compared to $51.0 million in the prior-year quarter, and $91.7 million in the six months ended June 30, 2026, compared to $77.4 million in the same prior-year period. The Asset-Based segment’s operating ratio for the three and six months ended June 30, 2026 reflected the benefit of increased billed revenue per shipment, partially offset by higher operating expenses, compared to the respective 2025 periods.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, increased $8.2 million for the three months ended June 30, 2026 and $19.2 million for the six months ended June 30, 2026, compared to the corresponding 2025 periods, primarily reflecting contract rate increases under the 2023 ABF NMFA, including a 2.4% wage rate increase effective July 1, 2025, and a 3.6% increase in health, welfare and pension rates effective August 1, 2025, for a blended increase of 2.9%, and increases in headcount to align with higher tonnage. Labor costs decreased as a percentage of revenue in both 2026 periods, compared to the corresponding 2025 periods, primarily due to higher revenues.

Fuel, supplies, and expenses increased $18.0 million, or 1.2 percentage points as a percentage of revenue, in the second quarter of 2026 and $21.9 million, or 0.8 percentage points, in the first six months of 2026, compared to the same prior-year periods, as the segment’s average fuel price per gallon (excluding taxes) increased approximately 68% and 40% during the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods of 2025.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact dock, street, and yard (“DSY”) productivity, including the effect of freight profile and mix changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour declined for the three and six months ended June 30, 2026, compared to the same period of 2025, primarily due to changes in freight profile and mix, offsetting the positive impact from continued investments in technology and in the Asset-Based network, and ongoing training and development at certain key locations. The six-month period was also affected by severe weather experienced in the first quarter of 2026. Pounds per mile increased 1.2% for the three months ended June 30, 2026 and 2.3% for the six months ended June 30, 2026, compared to the respective periods of 2025, reflecting an improvement in linehaul efficiency and increases in weight per shipment.

Rents and purchased transportation as a percentage of revenue increased 0.8 percentage points for the three months ended June 30, 2026 and 0.4 percentage points for the six months ended June 30, 2026, compared to the same periods of 2025, primarily due to higher rail fuel surcharge cost per mile from increased utilization of rail and linehaul purchased transportation. Rail miles increased approximately 3% in the second quarter of 2026 and 1% in the first half of 2026, compared to the same 2025 periods.

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

As supply chains become more complex, shippers increasingly rely on multimodal solutions, and our managed transportation solution efficiently connects these modes to help build resilient supply chains. The continued development of our managed transportation solution exemplifies our strategy to cross-sell services and meet the demand for services that improve operational efficiency, reduce costs, and enhance supply chain visibility. We expect these and other strategic initiatives to support future growth as we deliver innovative solutions to our customers.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and six months ended June 30, 2026 and 2025.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	86.5%	84.4%	86.3%	85.0%
Salaries, wages, and benefits	6.6	7.5	6.4	7.3
Supplies and expenses	0.4	0.5	0.4	0.5
Depreciation and amortization(1)	0.9	1.4	1.0	1.3
Shared services	3.1	5.4	4.0	5.3
Asset impairment charges(2)	7.9	—	4.2	—
Restructuring charges(3)	0.2	—	0.1	—
Contingent consideration(4)	—	(0.8)	—	(0.4)
Other	1.5	1.4	1.4	1.5
	107.1%	99.8%	103.8%	100.5%

Asset-Light Segment Operating Income (Loss)	(7.1)%	0.2%	(3.8)%	(0.5)%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents $25.7 million in noncash asset impairment charges recognized in the second quarter of 2026 to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million in lease-related impairment charges associated with the probable sublease of a portion of leased office space.
(3)	Represents restructuring charges for the realignment of the Company organizational structure, as previously described.
(4)	Represents the change in fair value of the contingent consideration recorded for the MoLo acquisition, as further discussed in the Asset-Light Operating Expenses section below.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as defined in our 2025 Annual Report on Form 10-K:

	Year Over Year % Change
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Shipments per day	14.6%	12.1%
Revenue per shipment	12.0%	4.7%
Shipments per employee per day	35.3%	30.6%

Asset-Light Revenues

Asset-Light segment revenues increased 28.3% to $438.7 million for the three months ended June 30, 2026, from $341.9 million in the prior-year period, and increased 17.0% to $816.5 million for the six months ended June 30, 2026, from $697.9 million in the prior-year period. Revenue growth was driven by higher average daily shipments, led by growth in managed solutions, and increased revenue per shipment. Revenue per shipment improvement was driven by higher spot rates amid tightening truckload capacity and rising fuel costs, reflecting a shift in the freight environment conditions following an extended period of freight market softness.

Asset-Light Operating Income (Loss)

Asset-Light segment operating loss totaled $31.3 million for the three months ended June 30, 2026, including $34.5 million of asset impairment charges and $0.7 million of restructuring charges recorded during second quarter 2026, compared to operating income of $0.6 million for the prior-year period. Asset-Light segment operating loss totaled $31.1 million for the six months ended June 30, 2026, compared to $3.8 million for the same prior-year period. The year-over-year decrease in operating results also reflects higher operating expenses, discussed in the paragraphs below, including increased purchased transportation costs associated with higher shipment volumes.

Asset-Light Operating Expenses

Operating expenses increased $128.7 million, or 7.3 percentage points as a percentage of revenue, during the second quarter 2026, and $145.8 million, or 3.3 percentage points as a percentage of revenue in the six months ended June 30, 2026, compared to the same prior year periods of 2025. The increase included $34.5 million of asset impairment charges and $0.7 million of restructuring charges recorded during the second quarter of 2026. The asset impairment charges represented 7.9 percentage points of revenue for the three months ended June 30, 2026, and 4.2 percentage points of revenue for the six months ended June 30, 2026. Additional information regarding the impairment charges is included in Notes B and C to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchased transportation costs increased $90.7 million, or 2.1 percentage points as a percentage of revenue for the three months ended June 30, 2026 and $111.8 million, or 1.3 percentage points as a percentage of revenue for six months ended June 30, 2026, compared to the same prior year periods. Increases primarily reflect higher purchased transportation costs associated with higher fuel costs driven by rising diesel prices, as well as increased shipment volumes. Changes in market capacity, fuel cost, and freight mix impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from customers sufficient to maintain or improve margins on the cost of sourcing carrier capacity.

Salaries, wages, and benefits decreased as a percentage of revenue by 0.9 percentage points for both the three and six months ended June 30, 2026, compared with the same prior year periods, reflecting primarily the impact of higher revenues.  Shipments per employee per day improved 35.3% for the three months ended June 30, 2026, and 30.6%, for the six months ended June 30, 2026, compared to the same prior year periods, as a result of efforts to align staffing levels with business levels and improve efficiencies, combined with changes in business mix and technology advancements from digital enhancements.

The reduction of $2.7 million of the contingent earnout consideration to zero during the second quarter of 2025, as previously described in the Consolidated Results section of Results of Operations, increased as a percentage of revenue by 0.8 percentage points for the three months ended June 30, 2026 and 0.4 percentage points, for the six months ended June 30, 2026, compared to the same prior-year periods. The contingent earnout consideration is discussed further in Note C to our consolidated financial statements included in Part II, Item 8 of the 2025 Annual Report on Form 10-K.

Shared services as a percentage of revenue decreased 2.3 percentage points for the three months ended June 30, 2026 and 1.3 percentage points for the six months ended June 30, 2026, compared to the same prior-year periods, primarily reflecting the impact of higher revenues and efficiency gains achieved through process improvements and technology-enabled productivity enhancements during the three and six months ended June 30, 2026.

Depreciation and amortization as a percentage of revenue decreased 0.5 percentage points for the three months ended June 30, 2026 and 0.3 percentage points for the six months ended June 30, 2026, compared to the same periods of 2025, reflecting higher revenues and lower amortization expense resulting from the full amortization of the finite-lived MoLo trade name at December 31, 2025.

Asset-Light Adjusted EBITDA

We report financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures and ratios, such as Asset-Light Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Asset-Light Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles and software, asset impairment charges and changes in the fair value of contingent consideration. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses. Our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than operating income (loss), as determined under GAAP.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025

	(in thousands)
Operating Income (Loss)(1)	$(31,348)	$591	$(31,117)	$(3,789)
Depreciation and amortization(2)	3,881	4,605	7,891	9,223
Asset impairment charges(3)	34,503	—	34,503	—
Change in fair value of contingent consideration(4)	—	(2,650)	—	(2,650)
Asset-Light Adjusted EBITDA	$7,036	$2,546	$11,277	$2,784
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income (loss) are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $2.5 million for the three months ended June 30, 2026, and $5.0 million for the six months ended June 30, 2026, and is expected to total $8.7 million for full-year 2026.
(3)	Represents noncash asset impairment charges of $25.7 million to write off the remaining carrying value of the Panther trade name in connection with a strategic brand consolidation decision and an $8.8 million lease-related impairment charge associated with the probable sublease of a portion of office space.
(4)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. See Note C to our consolidated financial statements included in Part II, Item 8 of the 2025 Annual report on Form 10-K.

Current Economic Conditions

The U.S. economy grew in the second quarter of 2026, with real gross domestic product increasing at an annual rate of 1.5%, according to an advance estimate released on July 30, 2026. Growth was driven by increases in consumer spending, investment, and exports, partially offset by a decrease in government spending. Persistent inflation, elevated interest rates, and a slowing labor market continue to affect business confidence and contribute to market volatility. Geopolitical conflicts, including military conflicts and fluctuating trade and tariff policies, as well as inflation, continue to present risks to economic activity and freight demand.

The manufacturing sector, as measured by the Purchasing Managers’ Index, expanded in June 2026 for the sixth consecutive month after a period of nearly continuous contraction since November 2022. Although we secured increases on deferred pricing agreements and annually negotiated contracts during the six months ended June 30, 2026, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, or fluctuations in fuel costs, will be favorable for our freight services in future periods.

Given current economic uncertainty, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Extended periods of economic disruption and resulting declines in industrial production and manufacturing and consumer spending could negatively impact demand for our services and have an adverse effect on our results of operations, financial condition, and cash flows. Changes in fuel prices can significantly affect our operating expenses, and while we strive to offset these costs through fuel surcharges and pricing strategies, sustained increases may still impact our margins and overall financial performance. There can be no assurance that we will be able to secure adequate prices from new or existing customers to maintain or improve our operating results. Significant declines in our business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results. During second quarter 2026, we recorded an asset impairment charge related to our indefinite-lived Panther trade name within the Asset-Light reporting unit. See Notes B and C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment valuation.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Elevated costs across a broad array of consumer goods continue to be driven by global supply chain volatility and labor and energy shortages, in addition to the impact of federal monetary policy. The consumer price index increased 3.5%, before seasonal adjustment, year-over-year in June 2026 despite a 0.4% decline from May 2026. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, the potential impact of inflationary conditions on our business, including demand for our transportation services, remains uncertain.

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

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases and efficiency. Productivity improvements, as measured by shipments per employee per day, and disciplined cost management have helped mitigate the impact of rising operating costs. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, although market conditions improved during the first half of 2026. Tightening capacity in the truckload market contributed to higher spot rates as carriers continued to exit the market following a prolonged period of economic pressure. While freight demand showed signs of improvement, market conditions remained influenced by supply-driven capacity tightening, and brokerage margins remained below historical levels.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for petroleum spills, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck service centers and other industrial activities are located and where groundwater or other forms of environmental contamination could occur.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments; cash generated by operations; and available borrowing capacity under our revolving credit facility (“Credit Facility”).

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, were as follows:

	June 30	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents	$145,851	$102,030
Short-term investments	22,580	22,204
Total	$168,431	$124,234

Cash, cash equivalents and short-term investments increased $44.2 million from December 31, 2025 to June 30, 2026, primarily due to cash generated from operating activities, partially offset by payments of long-term debt; payments for certain performance-based incentive plans and contributions to our defined contribution plan which were accrued at December 31, 2025; continued efforts to return capital to shareholders through share repurchases and dividends; and planned capital expenditures.

Cash provided by operating activities was $138.3 million during the six months ended June 30, 2026, compared to $85.0 million of cash provided by operating activities in the same prior-year period, primarily due to improved operating performance before noncash asset impairment charges, as discussed further in the Results of Operations section. Changes in operating assets and liabilities, excluding income taxes, reduced operating cash flow by $15.0 million during the six months ended June 30, 2026, driven primarily by higher business levels that increased receivables, partially offset by increases in accounts payable and accrued expenses. In comparison, changes in operating assets and liabilities reduced operating cash flow by $38.7 million during the six months ended June 30, 2025, primarily due to decreases in accounts payable and accrued expenses and operating right-of-use assets and lease liabilities, net.

Cash used in investing activities during the six months ended June 30, 2026 primarily reflected $16.3 million of capital expenditures, including renovations of properties for our Asset-Based network, net of proceeds from asset sales and financings, along with $7.3 million in capitalization of internally developed software. See Capital Expenditures below for estimated annual expenditure amounts for 2026.

Cash used in financing activities included promissory note payments of $52.7 million during the six months ended June 30, 2026. During the six months ended June 30, 2026, we repurchased 92,488 shares of our common stock under our share repurchase program for an aggregate cost of $8.2 million and also returned capital to our shareholders with our quarterly dividend payments totaling $5.4 million. Our dividends and share repurchase program are further discussed in Other Liquidity below.

Financing Arrangements

We financed the purchase of $44.4 million of revenue equipment through notes payable during the six months ended June 30, 2026. Future payments due under notes payable totaled $229.2 million, including interest, as of June 30, 2026, a decrease of $10.6 million from December 31, 2025.

As of June 30, 2026, standby letters of credit of $25.9 million were outstanding under our Credit Facility which reduced our available borrowing capacity under the program to $224.1 million. In May 2026, we terminated our accounts receivable securitization program prior to the scheduled maturity date of July 1, 2026.

Our financing arrangements are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2026. These purchase obligations totaled $93.9 million as of June 30, 2026, with $76.8 million expected to be paid within the next year, subject to vendor performance of their commitments. As of June 30, 2026, the amount of our purchase obligations decreased $11.9 million from December 31, 2025, primarily related to receipt of ABF Freight revenue equipment.

There have been no other material changes in the contractual obligations disclosed in our 2025 Annual Report on Form 10-K during the six months ended June 30, 2026. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

Capital Expenditures

For 2026, our total capital expenditures, including amounts financed, are estimated to range from $140.0 million to $160.0 million, net of proceeds from asset sales. These 2026 estimated net capital expenditures include revenue equipment purchases of $75.0 million to $80.0 million, primarily for our Asset-Based operations and $25.0 million to $35.0 million of investments in real estate and facility upgrades to support our growth plans, in addition to other investments across the enterprise, such as technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2026 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $175.0 million in 2026. The amortization of intangible assets is estimated to be $8.7 million in 2026, related to purchase accounting amortization associated with business acquisitions in our Asset-Light segment.

Other Liquidity Information

Freight market conditions continue to be influenced by customer demand levels, industrial production trends, truckload capacity, geopolitical conflicts, tariff and trade policies, and fuel price volatility, among other factors. These conditions, and the related impact on our business, including tonnage and shipment levels and the pricing for our services, could affect our ability to generate cash from operating activities and maintain liquidity. Our Credit Facility provides available sources of liquidity with flexible borrowing and payment options. We believe this agreement provides the borrowing capacity necessary to support our business and growth initiatives. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility, will be sufficient to finance our operating expenses and to fund ongoing initiatives and grow our business, including investments in technology. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We continue to return capital to shareholders with our quarterly dividend payments and treasury stock purchases. On July 24, 2026, we announced that our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of August 7, 2026. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Credit Facility; and other factors.

During the six months ended June 30, 2026, we purchased 92,488 shares of our common stock for an aggregate cost of $8.2 million under our share repurchase program. As of June 30, 2026, $96.5 million remained available for repurchase under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

The following discussion summarizes significant changes in selected balance sheet lines from December 31, 2025 to June 30, 2026:

Accounts Receivable

Accounts receivable increased $82.8 million, primarily reflecting higher revenue and improved pricing in June 2026, compared to December 2025.

Other Accounts Receivable

Other accounts receivable decreased $17.1 million, reflecting the second quarter 2026 settlement by the insurer of the receivable (and offsetting liability) for insured third-party casualty claims recorded at December 31, 2025.

Prepaid Expenses

Prepaid expenses decreased $10.7 million as amortization exceeded prepayments, including for various licenses and insurance.

Prepaid and Refundable Income Taxes and Income Taxes Payable

Prepaid and refundable income taxes decreased $17.9 million and income taxes payable increased $8.8 million, primarily due to the accrual of $26.8 million of tax-related timing differences resulting from the tax addback of book impairment charges and book-over-tax depreciation, as discussed further below in the Income Taxes section and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The changes also reflect state tax payments, partially offset by tax benefits recognized on pre-tax losses and tax payments made during the first six months of 2026.

Property, Plant, and Equipment, Net

The decrease in property, plant, and equipment, net of $51.1 million was primarily related to Vaux Freight Movement System write-offs recorded during the second quarter of 2026, which are further discussed in Note B of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, offset partially by planned service center remodels and the purchase of revenue equipment used in our Asset-Based operations.

Intangible Assets, Net

Intangible assets, net decreased $31.7 million primarily due to the $25.7 million noncash asset impairment charge related to the Panther trade name, which is further discussed in Notes B and C of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Deferred Income Taxes

The $38.2 million net decrease in deferred income tax liabilities represents deferred tax benefits associated with timing differences related to the tax addback of book impairment charges and book-over-tax depreciation, as discussed further below in the Income Taxes section and in Note D to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Accounts Payable

Accounts payable increased $43.7 million primarily due to higher transportation costs and the timing of payables.

Income Taxes

Our effective tax benefit rate was 34.0% and 33.3% for the three and six months ended June 30, 2026, respectively, while the effective tax rate was 28.2% and 27.9% for the same respective periods of 2025. For the second quarter of 2026, the U.S. statutory tax rate was 21.0% and the average state tax rate, net of the associated federal deduction, is approximately 5%. However, various factors and changes in nondeductible expenses, the cash surrender value of life insurance, and the tax expense (benefit) from vesting of restricted stock units (“RSUs”) primarily vesting in the second quarter, may cause the full-year 2026 tax rate to vary from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2026		2025		2026		2025

	(in thousands, except percentages)
Income tax provision (benefit) at the statutory federal rate	$(4,401)	(21.0)%	$7,553	21.0%	$(4,681)	(21.0)%	$8,430	21.0%
State income taxes, net of federal income tax effect	(561)	(2.7)	1,671	4.6	(509)	(2.3)	2,091	5.2
Foreign income tax provision	455	2.2	11	—	655	2.9	150	0.4
Tax credits	(492)	(2.3)	(53)	(0.2)	(820)	(3.7)	(103)	(0.3)
Net increase in valuation allowance	491	2.3	3	—	654	2.9	26	0.1
Nontaxable and nondeductible items	114	0.5	(40)	(0.1)	492	2.2	294	0.7
Tax expense (benefit) from vested RSU	(1,320)	(6.3)	995	2.8	(1,409)	(6.3)	992	2.5
Other adjustment	(1,418)	(6.7)	19	0.1	(1,811)	(8.0)	(678)	(1.7)
Total provision (benefit) for income taxes	$(7,132)	(34.0)%	$10,159	28.2%	$(7,429)	(33.3)%	$11,202	27.9%

As of June 30, 2026, we had $64.1 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2026 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $5.1 million as of June 30, 2026 and $4.5 million as of December 31, 2025. As of June 30, 2026, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

The difference between the financial reporting loss and taxable income for the six months ended June 30, 2026 was primarily attributable to permanent and temporary tax differences related to depreciation, asset impairments, stock-based compensation, the deductibility of accrued liabilities, and other items that are treated differently for financial reporting and income tax purposes. For the six months ended June 30, 2026, there was a financial reporting loss, but income determined under income tax law.

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

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward-looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: data breaches, cybersecurity incidents, and/or interruptions or failures of our information systems that we depend on, including software programs and applications provided by third parties; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with, new or enhanced technology or processes; the loss or reduction of business from multiple large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of future acquisitions and the inability to realize the anticipated benefits of the acquisition; unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors; maintaining our corporate reputation and intellectual property rights; failure to achieve market acceptance or generate adequate returns through our Vaux® technologies; establishing and maintaining adequate internal controls over financial reporting; disruptions in domestic or global manufacturing activity, supply chains, and related changes in spending, resulting in material reductions in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, public health crises, geopolitical conflicts, acts of terrorism or war, cybersecurity incidents, or trade restrictions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates primarily resulting from our debt portfolio. Our debt portfolio includes notes payable with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of notes payable could be impacted by increases in interest rates, which could result in higher interest costs. Future borrowings, if any, under our Credit Facility are at SOFR-based variable interest rate and expose us to the risk of increasing interest rates. See Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our interest rates.

Discussion of current economic conditions and related impact on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

There have been no significant changes to the Company’s market risks since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions (the “share repurchase program”), which is further described in Note G under Part I, Item 1 of this Quarterly Report on Form 10-Q including information regarding repurchases during the six months ended June 30, 2026 and the remaining balance available for repurchase as of June 30, 2026.

			(c)	(d)
			Total Number of	Maximum
	(a)	(b)	Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Plans or Programs	Under the Plans or Programs

	(in thousands, except share and per share data)
4/1/2026-4/30/2026	7,477	$100.27	7,477	$96,542
5/1/2026-5/31/2026	—	—	—	$96,542
6/1/2026-6/30/2026	—	—	—	$96,542
Total	7,477	$100.27	7,477
(1)	Represents weighted-average price paid per common share including commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a‑1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

2.5

Plan of Conversion dated April 24, 2026 (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2026, File No. 000-19969, and incorporated herein by reference).

3.1

Certificate of Formation of the Company dated May 15, 2026 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2026, File No. 000-19969, and incorporated herein by reference).

3.2

Bylaws of the Company dated as of May 15, 2026 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2026, File No. 000-19969, and incorporated herein by reference).

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

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: July 30, 2026	/s/ Seth K. Runser
Seth K. Runser
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)