Form 10-Q
period 2026-09-30
ARCBEST CORP /TX/
filed 2026-11-04
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, $0.01 par value	22,054,670 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2026	2025
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,924	$102,030
Short-term investments	22,355	22,204
Accounts receivable, less allowances (2026 – $8,484; 2025 – $7,763)	488,940	370,969
Other accounts receivable, less allowances (2026 – $698; 2025 – $656)	9,541	26,295
Prepaid expenses	34,485	49,399
Prepaid and refundable income taxes	10,354	45,405
Other	9,350	9,761
TOTAL CURRENT ASSETS	759,949	626,063
PROPERTY, PLANT AND EQUIPMENT
Land and structures	575,045	566,071
Revenue equipment	1,206,174	1,201,386
Service, office, and other equipment	313,053	363,340
Software	192,488	190,673
Leasehold improvements	44,819	41,531
	2,331,579	2,363,001
Less accumulated depreciation and amortization	1,259,823	1,219,564
PROPERTY, PLANT AND EQUIPMENT, net	1,071,756	1,143,437
GOODWILL	304,753	304,753
INTANGIBLE ASSETS, net	35,926	69,391
OPERATING RIGHT-OF-USE ASSETS	208,303	220,157
DEFERRED INCOME TAXES	18,237	9,303
OTHER LONG-TERM ASSETS	74,436	79,558
TOTAL ASSETS	$2,473,360	$2,452,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$198,882	$154,487
Income taxes payable	18,368	—
Accrued expenses	420,658	378,125
Current portion of long-term debt	88,264	87,882
Current portion of operating lease liabilities	36,180	36,394
TOTAL CURRENT LIABILITIES	762,352	656,888
LONG-TERM DEBT, less current portion	106,257	135,974
OPERATING LEASE LIABILITIES, less current portion	200,715	204,333
POSTRETIREMENT LIABILITIES, less current portion	13,661	13,696
DEFERRED INCOME TAXES	65,302	111,580
OTHER LONG-TERM LIABILITIES	32,959	34,470
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2026: 30,586,760 shares; 2025: 30,489,886 shares	306	305
Additional paid-in capital	341,135	338,083
Retained earnings	1,513,128	1,484,378
Treasury stock, at cost, 2026: 8,424,105 shares; 2025: 8,140,368 shares	(561,388)	(526,606)
Accumulated other comprehensive loss	(1,067)	(439)
TOTAL STOCKHOLDERS’ EQUITY	1,292,114	1,295,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,473,360	$2,452,662

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$1,210,503	$1,048,137	$3,393,822	$3,037,470

OPERATING EXPENSES	1,137,169	993,510	3,337,681	2,938,904

OPERATING INCOME	73,334	54,627	56,141	98,566

OTHER INCOME (COSTS)
Interest and dividend income	1,745	1,368	3,327	3,555
Interest and other related financing costs	(3,176)	(3,334)	(10,855)	(9,045)
Other, net	(1,030)	847	(30)	574
	(2,461)	(1,119)	(7,558)	(4,916)

INCOME BEFORE INCOME TAXES	70,873	53,508	48,583	93,650

INCOME TAX PROVISION	19,214	14,234	11,785	25,436

NET INCOME	$51,659	$39,274	$36,798	$68,214

EARNINGS PER COMMON SHARE
Basic	$2.31	$1.73	$1.65	$2.97
Diluted	$2.30	$1.72	$1.64	$2.96

AVERAGE COMMON SHARES OUTSTANDING
Basic	22,319,874	22,718,292	22,336,454	22,952,014
Diluted	22,428,317	22,811,670	22,477,448	23,037,638

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(Unaudited)
	(in thousands)
NET INCOME	$51,659	$39,274	$36,798	$68,214

OTHER COMPREHENSIVE LOSS, net of tax
Amortization of actuarial gain included in net periodic benefit credit, net of tax (2026 – Three-month period $40, Nine-month period $118) (2025 – Three-month period $54, Nine-month period $162)	(113)	(157)	(339)	(469)
Change in foreign currency translation, net of tax: (2026 – Three-month period $1, Nine-month period $100) (2025 – Three-month period $43, Nine-month period $132)	(5)	(191)	(289)	301
OTHER COMPREHENSIVE LOSS, net of tax	(118)	(348)	(628)	(168)

TOTAL COMPREHENSIVE INCOME	$51,541	$38,926	$36,170	$68,046

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30, 2026 and 2025
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at June 30, 2026	30,580	$306	$338,861	$1,464,152	8,233	$(534,777)	$(949)	$1,267,593
Net income				51,659				51,659
Other comprehensive loss, net of tax							(118)	(118)
Issuance of common stock under share-based compensation plans	7	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(228)					(228)
Share-based compensation expense			2,502					2,502
Purchase of treasury stock					191	(26,611)		(26,611)
Dividends declared on common stock				(2,683)				(2,683)
Balance at September 30, 2026	30,587	$306	$341,135	$1,513,128	8,424	$(561,388)	$(1,067)	$1,292,114

Balance at June 30, 2025	30,483	$305	$333,798	$1,458,647	7,680	$(492,776)	$452	$1,300,426
Net income				39,274				39,274
Other comprehensive loss, net of tax							(348)	(348)
Issuance of common stock under share-based compensation plans	2	—	—					—
Shares withheld for employee tax remittance on share-based compensation			(56)					(56)
Share-based compensation expense			2,742					2,742
Purchase of treasury stock					213	(16,393)		(16,393)
Dividends declared on common stock				(2,727)				(2,727)
Balance at September 30, 2025	30,485	$305	$336,484	$1,495,194	7,893	$(509,169)	$104	$1,322,918

	Nine Months Ended September 30, 2026 and 2025
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

	(Unaudited)
	(in thousands)
Balance at December 31, 2025	30,490	$305	$338,083	$1,484,378	8,140	$(526,606)	$(439)	$1,295,721
Net income				36,798				36,798
Other comprehensive loss, net of tax							(628)	(628)
Issuance of common stock under share-based compensation plans	97	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(4,169)					(4,169)
Share-based compensation expense			7,222					7,222
Purchase of treasury stock					284	(34,782)		(34,782)
Dividends declared on common stock				(8,048)				(8,048)
Balance at September 30, 2026	30,587	$306	$341,135	$1,513,128	8,424	$(561,388)	$(1,067)	$1,292,114

Balance at December 31, 2024	30,402	$304	$329,575	$1,435,250	7,115	$(451,039)	$272	$1,314,362
Net income				68,214				68,214
Other comprehensive loss, net of tax							(168)	(168)
Issuance of common stock under share-based compensation plans	83	1	(1)					—
Shares withheld for employee tax remittance on share-based compensation			(1,994)					(1,994)
Share-based compensation expense			8,904					8,904
Purchase of treasury stock					778	(58,130)		(58,130)
Dividends declared on common stock				(8,270)				(8,270)
Balance at September 30, 2025	30,485	$305	$336,484	$1,495,194	7,893	$(509,169)	$104	$1,322,918

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2026	2025

	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$36,798	$68,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,280	115,690
Amortization of intangibles	6,877	9,600
Share-based compensation expense	7,222	8,904
Provision for losses on accounts receivable	3,128	2,386
Change in deferred income taxes	(55,018)	37,117
Gain on sale of property and equipment	(1,523)	(15,684)
Asset impairment charges	85,266	—
Change in fair value of contingent consideration	—	(2,650)
Changes in operating assets and liabilities:
Receivables	(104,667)	(2,931)
Prepaid expenses	14,914	12,495
Other assets	(2,011)	(4,994)
Income taxes	53,343	(17,320)
Operating right-of-use assets and lease liabilities, net	(341)	(11,194)
Accounts payable, accrued expenses, and other liabilities	85,980	(15,342)
NET CASH PROVIDED BY OPERATING ACTIVITIES	255,248	184,291

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(36,022)	(107,005)
Proceeds from sale of property and equipment	7,096	32,518
Purchases of short-term investments	(12,000)	(12,000)
Proceeds from sale of short-term investments	12,000	30,226
Capitalization of internally developed software	(10,589)	(9,958)
Other investing activities	5,242	8,756
NET CASH USED IN INVESTING ACTIVITIES	(34,273)	(57,463)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	25,000
Payments on long-term debt	(89,175)	(87,275)
Net change in book overdrafts	(1,890)	(2,887)
Deferred financing costs	(17)	(112)
Payment of common stock dividends	(8,048)	(8,270)
Purchases of treasury stock	(34,782)	(58,130)
Payments for tax withheld on share-based compensation	(4,169)	(1,994)
NET CASH USED IN FINANCING ACTIVITIES	(138,081)	(133,668)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,894	(6,840)
Cash and cash equivalents at beginning of period	102,030	127,444
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,924	$120,604

NONCASH INVESTING ACTIVITIES
Equipment financed	$59,840	$87,241
Accruals for equipment received	$1,391	$1,333
Lease liabilities arising from obtaining right-of-use assets	$23,983	$47,306

See notes to consolidated financial statements.

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation™ (the “Company”) is a multibillion-dollar integrated logistics company that leverages connected technology, flexible capacity, and a full suite of shipping and logistics solutions across multiple modes of transportation to meet customers’ supply chain needs. The Company, which started over a century ago as a local freight hauler, serves as a single end-to-end logistics partner with global reach. The Company’s operations are conducted through its two reportable operating segments: Asset‑Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”) and Asset-Light, the Company’s logistics operations. References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The Asset-Based segment represented approximately 64% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2026. As of September 2026, approximately 82% of the Asset-Based segment’s employees were covered under the ABF National Master Freight Agreement (the “2023 ABF NMFA”), a collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”), which will remain in effect through June 30, 2028.

Restructuring Plan

In July 2026, the Company announced a restructuring plan that included a simplified brand structure and a series of organizational changes. Effective August 1, 2026, the Company unified the MoLo® and Panther® brands within the Asset‑Light segment and certain other subsidiaries under the ArcBest® brand. Organizational changes included the immediate discontinuation of the Vaux Freight Movement System, as the Company focuses on the Vaux Autonomy™ product offering. The restructuring plan eliminates approximately 2% of the Company’s total positions and includes the closure of ten ABF Freight service centers located in smaller markets, which collectively represent approximately 1% of the Company's network doors. The service center consolidations were approved by the joint union-management Change of Operations Committee pursuant to the terms of the 2023 ABF NMFA, and closures are expected to be completed during the fourth quarter of 2026.

Restructuring charges, consisting primarily of severance and related employee costs associated with workforce reductions, totaled $4.3 million and $6.5 million for the three and nine months ended September 30, 2026. During the second quarter of 2026, the Company recorded $50.8 million in asset impairment charges related to the discontinuance of the Vaux Freight Movement System and $25.7 million in asset impairment charges to write off the remaining carrying value of the indefinite-lived Panther trade name. See Notes B and C for additional information regarding these impairment charges. The impact of these actions on operating expenses is further discussed in Note I. The Company expects to complete substantially all restructuring activities and make substantially all related cash payments during 2026.

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

ASC Topic 350, Intangibles - Goodwill and Other, was amended in September 2025 through the issuance of ASU No. 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which eliminates the requirement to consider prescribed software‑development stages and clarifies the threshold for beginning cost capitalization. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, while early adoption is permitted. The Company is currently assessing the amendment's impact on the Company's internal-use software capitalization policies, projects, and disclosures.

ASC Topic 270, Interim Reporting, was amended in December 2025 through the issuance of ASU No. 2025-11, Interim Reporting – Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, while early adoption is permitted. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents and short-term investments:

	September 30	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$101,089	$72,280
Money market funds(2)	83,835	29,750
Total cash and cash equivalents	$184,924	$102,030

Short-term investments
Certificates of deposit(3)	$22,355	$22,204

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(3)	Recorded at cost plus accrued interest, which approximates fair value due to its short-term nature and is categorized in Level 2 of the fair value hierarchy.

The Company’s long-term financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company mitigates its credit risk by maintaining cash deposits and short-term investments in accounts and certificates of deposit that are primarily FDIC‑insured. However, certain balances may exceed federally insured limits. At September 30, 2026 and December 31, 2025, uninsured cash deposits and short-term investments totaled $41.9 million and $31.1 million, respectively. The Company also holds money market funds, which are invested in U.S. government securities and repurchase agreements collateralized solely by U.S. government securities.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

●	Level 1 — Quoted prices for identical assets and liabilities in active markets.
●	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs (based on the Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2026		2025

	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable(1)	$194,521	$194,364	$223,856	$225,797
New England Pension Fund withdrawal liability(2)	17,310	14,913	17,906	16,258
	$211,831	$209,277	$241,762	$242,055

(1)	Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).
(2)	See Note C to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information regarding ABF Freight’s multiemployer pension plan obligation with the New England Teamsters and Trucking Industry Pension Fund. The fair values of the outstanding withdrawal liability at September 30, 2026 and December 31, 2025 were determined using the 20‑year U.S. Treasury rate plus a spread (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$83,835	$83,835	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	4,610	4,610	—	—
	$88,445	$88,445	$—	$—

	December 31, 2025
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(in thousands)
Assets:
Money market funds(1)	$29,750	$29,750	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	5,166	5,166	—	—
	$34,916	$34,916	$—	$—

(1)	Included in cash and cash equivalents.
(2)	Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company remeasures certain assets at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The following table summarizes asset impairment charges recognized during the second quarter of 2026 for current assets, long-lived assets, and intangible assets measured at fair value on a nonrecurring basis. The related fair value measurements were classified within Level 3 of the fair value hierarchy because they were determined using significant unobservable inputs.

	Carrying	Impairment	Fair
	Value	Charges	Value

	(in thousands)
Other current assets(1)	$3,284	$(3,284)	$—
Service, office, and other equipment(1)	48,402	(45,722)	2,680
Software(1)	666	(666)	—
Operating right-of-use assets(2)	14,371	(8,363)	6,008
Intangible assets – indefinite-lived(3)	25,660	(25,660)	—
Intangible assets – finite-lived(1)	1,091	(1,091)	—
Leasehold improvements(2)	824	(480)	344
	$94,298	$(85,266)	$9,032
(1)	Represents impairment charges totaling $50.8 million to write off certain equipment and other assets associated with the Vaux Freight Movement System, as discussed in Note A.
(2)	Represents impairment charges of $8.8 million associated with certain Asset-Light office space. The fair value of these assets was estimated at June 30, 2026, using a discounted cash flow method, a 9.0% discount rate, and certain unobservable inputs, including projected sublease income and the anticipated sublease term based on third-party real estate broker quotes. See Note E for additional discussion related to this impairment.
(3)	Represents $25.7 million in impairment charges to write off the remaining carrying value of the indefinite-lived Panther trade name following the Company’s brand consolidation decision, as discussed further in Note C.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. The goodwill balance of $304.8 million at both September 30, 2026 and December 31, 2025 relates to the Asset-Light segment.

The Company’s simplified brand structure, as described in Note A, included the discontinuation of the Panther® and MoLo® brands. The Company determined that the discontinuation of the Panther brand was an indicator of impairment and performed an interim impairment test on the indefinite-lived Panther trade name. As future cash flows attributable to the Panther trade name are expected to be minimal, the Company determined that the fair value of the trade name was zero and recorded a non-cash impairment charge of $25.7 million during the second quarter of 2026 to write off the remaining carrying value of the Panther trade name.

Finite-lived intangible assets consisted of the following:

		September 30, 2026				December 31, 2025
	Weighted-Average		Accumulated	Impairment	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Charge	Value	Cost	Amortization	Value

	(in years)	(in thousands)				(in thousands)
Customer relationships	12	$99,579	$73,618	$—	$25,961	$99,579	$68,206	$31,373
Other(1)	10	19,444	8,388	1,091	9,965	30,655	18,297	12,358
	12	$119,023	$82,006	$1,091	$35,926	$130,234	$86,503	$43,731
(1)	Includes noncash asset impairment charges of $1.1 million recorded during the second quarter of 2026, included within “Other and eliminations,” to write off patents utilized in the Vaux Freight Movement System (see Note A). Also includes the write-off of the MoLo trade name, which was fully amortized as of December 31, 2025.

NOTE D – INCOME TAXES

The Company’s effective tax rate was 27.1% and 24.3% for the three and nine months ended September 30, 2026, respectively, compared to 26.6% and 27.2% for the same respective prior-year periods. The difference between the Company’s effective tax rate and the federal statutory rate for these periods resulted from various factors, including the tax effects from the vesting of restricted stock units; state and foreign income taxes; and various nontaxable and nondeductible expenses. State tax rates vary among states and average approximately 6.0%, although some state rates are higher, and a small number of states do not impose an income tax.

As of September 30, 2026, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated its total deferred tax assets at September 30, 2026, and concluded that it is more likely than not that substantially all deferred tax assets will be realized, except for certain deferred tax assets related to foreign and state tax credit carryforwards and federal and state net operating losses. In making this determination, the Company considered the future reversal of existing taxable temporary differences, future taxable income, and tax planning strategies. During the nine months ended September 30, 2026, the Company increased its valuation allowance by $0.7 million related to certain foreign tax credit carryforwards.

NOTE E – LEASES

The Company has operating lease arrangements for certain facilities and revenue equipment used in the Asset-Based and Asset-Light segment operations and certain other facilities and office equipment.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
Operating lease expense	$11,659	$11,798	$35,488	$34,565
Variable lease expense	1,965	2,236	6,189	6,943
Sublease income	(1,568)	(1,297)	(4,777)	(3,456)
Total operating lease expense	$12,056	$12,737	$36,900	$38,052

The operating cash flows from operating lease activity were as follows:

	Nine Months Ended
	September 30
	2026	2025

	(in thousands)
Noncash change in operating right-of-use assets(1)	$27,474	$25,526
Cash payments to obtain right-of-use assets	—	(11,500)
Change in operating lease liabilities	(27,815)	(25,220)
Changes in operating right-of-use assets and lease liabilities, net	$(341)	$(11,194)

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$35,790	$34,287
Right-of-use assets obtained in exchange for operating lease liabilities	$23,983	$47,306
(1)	Excludes right-of-use asset impairment of $8.4 million recorded during the second quarter of 2026, as discussed further below.

Lease Impairment Charges

Long-lived assets, including operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying values may not be recoverable. During the second quarter of 2026, the Company evaluated a portion of leased office space within its Asset-Light operating segment for impairment. Based on this assessment, the Company determined that the carrying value of the asset was not recoverable and recorded asset impairment charges of $8.8 million within operating expenses, including $8.4 million of impairment related to the right-of-use asset and the remaining amount related to leasehold improvements (see Note B).

There were no other significant changes to the Company’s operating lease arrangements during the nine months ended September 30, 2026.

Subsequent Event

In October 2026, the Company entered into an agreement to modify an existing office lease used in its Asset-Light operations. Under the agreement, the Company’s right to use two floors of office space will terminate and be replaced by the right to use office space on another floor in the same building, during the fourth quarter of 2026. The Company paid $7.5 million upon execution of the agreement and expects to recognize a gain of approximately $12.0 million related to the lease modification during the fourth quarter of 2026. The expected gain primarily results from the reduction in the lease liability exceeding the remaining carrying amount of the related right-of-use asset, which had previously been impaired based on conditions existing at the dates of the impairment analyses, including anticipated sublease arrangements.

NOTE F – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt, which consisted of notes payable primarily related to the financing of revenue equipment (tractors and trailers used primarily in Asset-Based segment operations), was as follows:

	September 30	December 31
	2026	2025

	(in thousands)
Notes payable (weighted-average interest rate of 5.0% at September 30, 2026)	$194,521	$223,856
Less current portion	88,264	87,882
Long-term debt, less current portion	$106,257	$135,974

Assets securing notes payable, primarily consisting of revenue equipment, which were included in property, plant and equipment, totaled $318.6 million at September 30, 2026 and $362.5 million at December 31, 2025.

Financing Arrangements

Credit Facility

The Company’s revolving credit facility (the “Credit Facility”) under its Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) has a maturity date of November 25, 2030. The Credit Facility has an initial maximum credit amount of $250.0 million, including a swing line facility in an aggregate amount of up to $40.0 million and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $50.0 million. The Company may request additional revolving commitments or incremental term loans thereunder up to an aggregate amount of $125.0 million, subject to the satisfaction of certain additional conditions as provided in the Credit Agreement. As of September 30, 2026, $25.9 million of letters of credit were outstanding under the Credit Facility, primarily in support of the Company’s workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured, leaving $224.1 million in available borrowing capacity under the Credit Facility as of September 30, 2026.

Principal payments under the Credit Facility are due upon maturity of the facility; however, borrowings may be repaid at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. In addition, the Credit Facility requires the Company to pay a fee on unused commitments. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at September 30, 2026.

Accounts Receivable Securitization Program

In May 2026, the Company terminated its accounts receivable securitization program (“A/R Securitization”) prior to the scheduled maturity date of July 1, 2026. Prior to termination, the A/R Securitization provided borrowing capacity of up to $50.0 million and included an accordion feature that permitted additional borrowing capacity of up to $100.0 million, subject to certain conditions.

Notes Payable

The Company financed the purchase of certain revenue equipment through promissory note arrangements totaling $59.8 million during the nine months ended September 30, 2026.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2026	2025

	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit credit	$3,669	$4,126
Foreign currency translation	(5,106)	(4,717)

Total	$(1,437)	$(591)

After-tax amounts:
Unrecognized net periodic benefit credit	$2,725	$3,064
Foreign currency translation	(3,792)	(3,503)

Total	$(1,067)	$(439)

The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, by component:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Credit	Translation

	(in thousands)
Balances at December 31, 2025	$(439)	$3,064	$(3,503)

Other comprehensive loss before reclassifications	(289)	—	(289)
Amounts reclassified from accumulated other comprehensive income (loss)	(339)	(339)	—
Net current-period other comprehensive loss	(628)	(339)	(289)

Balances at September 30, 2026	$(1,067)	$2,725	$(3,792)

Balances at December 31, 2024	$272	$4,203	$(3,931)

Other comprehensive income before reclassifications	301	—	301
Amounts reclassified from accumulated other comprehensive income	(469)	(469)	—
Net current-period other comprehensive income (loss)	(168)	(469)	301

Balances at September 30, 2025	$104	$3,734	$(3,630)

The following is a summary of the reclassifications out of accumulated other comprehensive income by component:

	Unrecognized Net Periodic
	Benefit Credit
	Nine Months Ended September 30
	2026	2025

	(in thousands)
Amortization of net actuarial gain(1)	$457	$631
Tax expense	(118)	(162)
Total, net of tax	$339	$469

(1)	Included in the computation of net periodic benefit credit are amounts related to the Company’s postretirement health benefit plan for the nine months ended September 30, 2026 and 2025, and the Company’s supplemental benefit plan for the nine months ended September 30, 2025.

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2026		2025
	Per Share	Amount	Per Share	Amount

	(in thousands, except per share data)
First quarter	$0.12	$2,679	$0.12	$2,785
Second quarter	$0.12	$2,686	$0.12	$2,758
Third quarter	$0.12	$2,683	$0.12	$2,727

On October 30, 2026, the Company announced its Board of Directors declared a dividend of $0.12 per share to stockholders of record as of November 13, 2026.

Treasury Stock

The Company may repurchase shares of its common stock in the open market or through privately negotiated transactions under its share repurchase program. The program has no expiration date and may be terminated at any time at the Board of Directors’ discretion. Repurchases may be funded from cash reserves or other available sources. During the nine months ended September 30, 2026, the Company repurchased 283,737 shares for an aggregate cost of $34.8 million, including excise taxes. $70.5 million remained available under the program as of September 30, 2026. Subsequent to September 30, 2026, the Company repurchased an additional 107,985 shares for an aggregate cost of $14.0 million.

NOTE H – EARNINGS PER SHARE

The following table reflects the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands, except share and per share data)
Numerator:
Net income	$51,659	$39,274	$36,798	$68,214
Denominator:
Denominator for basic earnings per share - weighted-average shares	22,319,874	22,718,292	22,336,454	22,952,014

Effect of dilutive securities	108,443	93,378	140,994	85,624
Denominator for diluted earnings per share - weighted-average shares	22,428,317	22,811,670	22,477,448	23,037,638

Basic earnings per common share	$2.31	$1.73	$1.65	$2.97
Diluted earnings per common share	$2.30	$1.72	$1.64	$2.96

NOTE I – OPERATING SEGMENT DATA

The Company’s reportable operating segments are as follows:

●	The Asset-Based segment includes ABF Freight’s operations, which provide national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed less-than-truckload services. The segment provides services to the Asset-Light segment, including freight transportation related to the Company’s managed logistics solution and other services.
●	The Asset-Light segment includes the Company’s truckload, managed logistics, ground expedite, intermodal, household goods moving, warehousing and distribution, and international air, ocean, and ground freight transportation services. The segment provides services to the Asset-Based segment, including transportation brokerage services.

Other business activities and operations that are not reportable segments include ArcBest Corporation (the parent holding company) and certain subsidiaries. Certain costs incurred by the parent holding company and the Company’s shared services subsidiary are allocated to the reporting segments. Intercompany transactions are eliminated in consolidation.

Historically, tonnage and shipment levels have usually been the highest in the second and third calendar quarters. Seasonal patterns may vary, and other factors, including the state of the U.S. and global economies; available market capacity; yield initiatives; and external events or conditions, including new or modified tariff or trade policies, may influence quarterly business levels. Yield initiatives and increased technology-driven intelligence and visibility with respect to demand have allowed for shipment optimization in non-peak times, reducing susceptibility to seasonal fluctuations in recent years.

The Company's President and Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), responsible for decisions about acquiring, allocating and utilizing segment resources. The CODM uses segment revenues, operating expense categories, operating ratios, operating income (loss), and key operating statistics to evaluate performance and allocate resources. Likewise, the CODM does not review, evaluate, or consider asset information by segment when assessing segment operating performance or allocating resources. Accordingly, the Company does not report segment assets, and as such, a table of assets by reportable segment has not been presented. The Company’s two reportable segments, the performance measures used by the CODM, and the impacts of seasonal fluctuations are consistent with those described in the Company's 2025 Annual Report on Form 10-K.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

The following tables reflect the Company’s reportable operating segment information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
REVENUES
Asset-Based	$798,613	$726,475	$2,237,291	$2,086,081
Asset-Light	446,291	355,969	1,262,742	1,053,903
Other and eliminations	(34,401)	(34,307)	(106,211)	(102,514)
Total consolidated revenues	$1,210,503	$1,048,137	$3,393,822	$3,037,470

OPERATING EXPENSES
Asset-Based
Salaries, wages, and benefits	$383,778	$370,164	$1,113,018	$1,080,234
Fuel, supplies, and expenses	102,169	81,861	281,586	239,337
Operating taxes and licenses	15,851	13,373	44,455	40,330
Insurance	17,031	18,560	49,605	54,176
Communications and utilities	5,383	5,166	16,412	16,126
Depreciation and amortization	35,590	35,054	108,433	97,308
Rents and purchased transportation	92,792	81,142	251,564	224,501
Shared services	68,939	66,892	202,455	199,203
Restructuring charges(1)	733	—	1,686	—
(Gain) loss on sale of property and equipment(2)	358	(15,874)	(1,994)	(16,010)
Other	433	(25)	2,786	3,268
Total Asset-Based	723,057	656,313	2,070,006	1,938,473

Asset-Light
Purchased transportation	379,242	302,309	1,084,226	895,503
Salaries, wages, and benefits	24,646	24,913	76,486	76,091
Supplies and expenses	1,715	1,970	4,834	5,448
Depreciation and amortization(3)	3,139	4,647	11,030	13,870
Shared services	18,417	18,657	51,111	55,232
Asset impairment charges(4)	—	—	34,503	—
Restructuring charges(1)	172	—	884	—
Contingent consideration(5)	—	—	—	(2,650)
Other	6,506	5,068	18,331	15,793
Total Asset-Light	433,837	357,564	1,281,405	1,059,287

Other and eliminations(6)	(19,725)	(20,367)	(13,730)	(58,856)
Total consolidated operating expenses	$1,137,169	$993,510	$3,337,681	$2,938,904
(1)	Restructuring charges relate to realignment of the Company’s organizational structure as previously described in Note A.
(2)	The nine months ended September 30, 2026 include a gain of $2.9 million on the sale of a service center during the second quarter of 2026. The 2025 periods include a net gain of $15.7 million, primarily related to two service center sales during the third quarter of 2025.
(3)	Includes amortization of intangibles associated with acquired businesses.
(4)	Represents $25.7 million in noncash asset impairment charges to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million in lease-related impairment charges associated with certain office space.
(5)	Represents the change in fair value of the contingent earnout consideration related to the MoLo acquisition. The Company reduced the contingent consideration for the MoLo acquisition to zero in the second quarter of 2025, reflecting the probability of no earnout payment based on projections of adjusted earnings before interest, taxes, depreciation, and amortization for 2025.
(6)	Includes $3.4 million in restructuring charges for the three months ended September 30, 2026. The nine months ended September 30, 2026 include $50.8 million in asset impairment charges recognized during the second quarter of 2026 related to the write-off of certain Freight Movement System assets associated with Vaux® and $3.9 million in restructuring charges. “Other” also includes certain unallocated shared service costs which are not attributable to any segment, additional investments to offer comprehensive transportation and logistics services across multiple operating segments, costs related to the Company’s customer offering of Vaux, and other investments in ArcBest technology and innovations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
OPERATING INCOME
Asset-Based	$75,556	$70,162	$167,285	$147,608
Asset-Light(1)	12,454	(1,595)	(18,663)	(5,384)
Other and eliminations(2)	(14,676)	(13,940)	(92,481)	(43,658)
Total consolidated operating income	$73,334	$54,627	$56,141	$98,566
OTHER INCOME (COSTS)
Interest and dividend income	$1,745	$1,368	$3,327	$3,555
Interest and other related financing costs	(3,176)	(3,334)	(10,855)	(9,045)
Other, net	(1,030)	847	(30)	574
Total other income (costs)	(2,461)	(1,119)	(7,558)	(4,916)
INCOME BEFORE INCOME TAXES	$70,873	$53,508	$48,583	$93,650
(1)	The nine months ended September 30, 2026 include $25.7 million in noncash asset impairment charges to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision and $8.8 million in lease-related impairment charges associated with certain office space.
(2)	Includes restructuring charges of $3.4 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, in connection with the previously described restructuring plan. The nine months ended September 30, 2026 also includes $50.8 million in asset impairment charges related to the write-off of certain Freight Movement System assets associated with Vaux.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$477,228	$460,301	$1,386,362	$1,350,304
Rents, purchased transportation, and other costs of services	432,447	346,367	1,218,367	1,008,708
Fuel, supplies, and expenses	130,225	110,957	364,187	327,433
Depreciation and amortization(1)	43,172	44,400	132,157	125,290
Asset impairment charges(2)	—	—	85,266	—
Restructuring charges(3)	4,281	—	6,454	—
Contingent consideration(4)	—	—	—	(2,650)
Other(5)	49,816	31,485	144,888	129,819
	$1,137,169	$993,510	$3,337,681	$2,938,904
(1)	Includes amortization of intangible assets.
(2)	Represents noncash asset impairment charges of $50.8 million related to the write-off of certain Freight Movement System assets associated with Vaux, $25.7 million to write off the remaining carrying value of the Panther trade name, and $8.8 million in lease-related impairment charges associated with certain Asset-Light office space, as previously described.
(3)	Represents restructuring charges related to the realignment of the Company’s organizational structure, as previously described.
(4)	Represents the change in fair value of the contingent consideration recorded for the MoLo acquisition. See Note C to the Company’s consolidated financial statements included in Part II, Item 8 of the 2025 Annual Report on Form 10‑K.
(5)	The 2025 periods include a net gain of $15.7 million, primarily related to two service center sales during the third quarter of 2025.

NOTE J – REVENUE RECOGNITION

Disaggregated Revenue

The following table reflects information about revenues from customers and intersegment revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
Revenues from customers
Asset-Based	$762,501	$692,439	$2,131,128	$1,984,710
Asset-Light	443,968	354,238	1,255,742	1,048,904
Other	4,034	1,460	6,952	3,856
Total consolidated revenues	$1,210,503	$1,048,137	$3,393,822	$3,037,470

Intersegment revenues
Asset-Based	$36,112	$34,036	$106,163	$101,371
Asset-Light	2,323	1,731	7,000	4,999
Other and eliminations	(38,435)	(35,767)	(113,163)	(106,370)
Total intersegment revenues	$—	$—	$—	$—

Total segment revenues
Asset-Based	$798,613	$726,475	$2,237,291	$2,086,081
Asset-Light	446,291	355,969	1,262,742	1,053,903
Other and eliminations	(34,401)	(34,307)	(106,211)	(102,514)
Total consolidated revenues	$1,210,503	$1,048,137	$3,393,822	$3,037,470

Performance Obligations

The Company has elected to apply the practical expedients in ASC Topic 606, Revenue from Contracts with Customers, and does not disclose the value of unsatisfied performance obligations for contracts with an original duration of one year or less or contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

NOTE K – COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies are described in Note N to the consolidated financial statements in the Company's 2025 Annual Report on Form 10-K. The Company is subject to routine legal matters and contractual obligations incurred in the normal course of business and maintains liability insurance for certain risks arising out of the normal course of business, subject to certain self-insured retention limits. Management does not believe that these matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

The Company has purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in its Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2026. These purchase obligations totaled $167.7 million as of September 30, 2026, with $136.6 million expected to be paid within the next year, provided that vendors complete their commitments to the Company. As of September 30, 2026, the amount of purchase obligations increased $61.9 million from December 31, 2025, primarily related to expected purchases of ABF Freight revenue equipment.

There have been no other significant changes to the Company's commitments and contingencies as reported in the Company's 2025 Annual Report on Form 10-K since December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation™ (together with its subsidiaries, the “Company,” “ArcBest®,” “we,” “us,” and “our”) is a multibillion-dollar integrated logistics company that leverages connected technology, flexible capacity, and a full suite of shipping and logistics solutions across multiple modes of transportation to meet customers’ supply chain needs. Our operations are conducted through two reportable operating segments: Asset-Based, which consists of ABF Freight System, Inc. and certain other subsidiaries (“ABF Freight”), and Asset-Light, the Company’s logistics operations. References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q, are primarily to the Company and its subsidiaries on a consolidated basis.

Restructuring Plan

In July 2026, the Company announced a restructuring plan to realign our operating structure, reduce costs and simplify brand architecture, create a more seamless customer experience, and position the Company for long-term growth and profitability. Effective August 1, 2026, the Company unified the MoLo® and Panther® brands and certain other subsidiaries under the ArcBest® brand. The organizational changes included the immediate discontinuation of the Vaux Freight Movement System, as the Company focuses on the Vaux Autonomy™ product offering. During the second quarter of 2026, the Company recorded asset impairment charges of $25.7 million to write off the remaining carrying value of the indefinite-lived Panther trade name and $50.8 million related to the discontinuation of the Vaux Freight Movement System.

The restructuring plan eliminates approximately 2% of the Company’s total positions through workforce reductions and the elimination of certain open positions and includes the closure of ten ABF Freight service centers, collectively representing approximately 1% of our network doors. The service center consolidations constituted a change of operations under our collective bargaining agreement (the “2023 ABF NMFA”) with the International Brotherhood of Teamsters (the “IBT”). The joint union-management Change of Operations Committee approved the consolidations pursuant to the 2023 ABF NMFA, and the closures are expected to be completed during the fourth quarter of 2026. The Company evaluated the remaining restructuring actions for impairment and does not currently expect additional material impairment charges related to the restructuring plan. During the three and nine months ended September 30, 2026, the Company recorded $4.3 million and $6.5 million, respectively, of restructuring charges for severance and related costs, which were included in operating expenses.

These measures are expected to improve operational efficiency and generate approximately $40.0 million in annualized run-rate cost savings while maintaining ArcBest’s commitment to premium service. The Company has realized year‑to‑date cost savings of approximately $8.0 million as of September 30, 2026 as a result of these actions, including $6.0 million during the third quarter of 2026. Quarterly cost savings are expected to reach approximately $10.0 million by the first quarter of 2027, representing the full quarterly run-rate savings.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance, including the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our 2025 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

The following table reflects the Company’s consolidated results, including segment revenues and operating income (loss):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands, except per share data)
REVENUES
Asset-Based	$798,613	$726,475	$2,237,291	$2,086,081
Asset-Light	446,291	355,969	1,262,742	1,053,903
Other and eliminations	(34,401)	(34,307)	(106,211)	(102,514)
Total consolidated revenues	$1,210,503	$1,048,137	$3,393,822	$3,037,470

OPERATING INCOME (LOSS)
Asset-Based	$75,556	$70,162	$167,285	$147,608
Asset-Light	12,454	(1,595)	(18,663)	(5,384)
Other and eliminations	(14,676)	(13,940)	(92,481)	(43,658)
Total consolidated operating income	$73,334	$54,627	$56,141	$98,566

NET INCOME	$51,659	$39,274	$36,798	$68,214

DILUTED EARNINGS PER COMMON SHARE	$2.30	$1.72	$1.64	$2.96

Our consolidated revenues increased 15.5% for the three months ended September 30, 2026 and 11.7% for the nine months ended September 30, 2026, compared to the same prior-year periods. The increases were primarily attributable to improved market rates, higher fuel prices, and for our Asset-Light segment, higher shipment levels. For the three months ended September 30, 2026, Asset-Light revenues increased 25.4% and Asset-Based revenues increased 9.9%, compared to the same period of 2025. For the nine months ended September 30, 2026, Asset-Light revenues increased 19.8% while Asset-Based revenues increased 7.2%, compared to the corresponding prior-year period. Asset-Based billed revenue per day increased 10.8% for the three months ended September 30, 2026 and 7.7% for the nine months ended September 30, 2026, primarily due to increases in billed revenue per hundredweight, including fuel surcharges, and weight per shipment in both periods of 2026 when compared to the same periods of 2025. The elimination of intersegment revenues reported in the “Other and eliminations” line of consolidated revenues increased 7.5% for the three-month period ended September 30, 2026 and 6.4% for the nine-month period ended September 30, 2026, compared to the same periods of 2025, reflecting year-over-year changes in intersegment business levels.

Asset-Based tonnage per day increased for the three and nine months ended September 30, 2026, compared to the same periods of 2025, supported by higher weight per shipment. This tonnage growth occurred despite lower daily shipment volumes and ongoing uncertainty associated with geopolitical conflicts and tariff volatility. Billed revenue per hundredweight, including fuel surcharges, increased for the three and nine months ended September 30, 2026, compared to the same prior-year periods. These increases were primarily driven by higher fuel surcharge revenue resulting from increased fuel prices during the three- and nine-month periods ended September 30, 2026, partially offset by a shift in freight profile toward heavier shipments, which generally reduces billed revenue per hundredweight.

An increase in average revenue per shipment and higher shipment volumes in our Asset-Light segment for the three and nine months ended September 30, 2026, compared to the same prior-year periods, contributed to increased segment revenues. Improved rates associated with tightening capacity and higher fuel costs more than offset a higher mix of managed logistics business, which typically carries smaller shipment sizes and lower revenue per shipment. Our Asset-Light segment generated approximately 36% of total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2026, compared to 33% and 34% for the same respective periods of 2025.

Consolidated operating income increased for the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher revenues, partially offset by restructuring charges. For the nine months ended September 30, 2026, consolidated operating income decreased despite higher revenues, primarily due to asset impairment charges and restructuring charges as discussed below. The year-over-year comparison of consolidated operating income was also impacted by lower gains on sales of service centers in our Asset-Based segment, as discussed below.

The Company recognized noncash asset impairment charges totaling $85.3 million during the second quarter of 2026, including $50.8 million related to the write-off of certain Freight Movement System assets associated with Vaux®, $25.7 million to write off the remaining carrying value of the indefinite-lived Panther trade name as part of a strategic brand consolidation decision, and $8.8 million in lease-related impairment charges associated with certain leased office space. Asset impairment charges reduced operating results by $85.3 million (pre-tax), or $64.2 million (after-tax) and $2.86 per diluted share for the nine months ended September 30, 2026. These asset impairment charges are further described within Notes B, C, and E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Consolidated operating results for the three and nine months ended September 30, 2026 and 2025 were impacted by the amortization of acquired intangible assets related to acquired businesses within the Asset-Light segment. Purchase accounting amortization reduced operating results by $1.8 million (pre-tax), or $1.4 million (after-tax) and $0.06 per diluted share for the three months ended September 30, 2026, compared to $3.2 million (pre-tax), or $2.4 million (after-tax) and $0.11 per diluted share for the same period of 2025. For the nine months ended September 30, 2026, amortization reduced operating results by $6.9 million (pre-tax), or $5.2 million (after-tax) and $0.23 per diluted share, compared to $9.6 million (pre-tax), or $7.2 million (after-tax) and $0.31 per diluted share for the same prior-year period. The year-over-year decrease in amortization expense was primarily due to the MoLo trade name being fully amortized at December 31, 2025.

Restructuring charges, as previously described, reduced operating results by $4.3 million (pre-tax), or $3.2 million (after-tax) and $0.14 per diluted share for the third quarter of 2026 and $6.5 million (pre-tax), or $4.9 million (after-tax) and $0.22 per diluted share for the nine months ended September 30, 2026.

Consolidated operating results benefited from the sales of certain properties. These sales resulted in a gain of $2.9 million (pre-tax), or $2.2 million (after-tax) and $0.10 per diluted share for the nine months ended September 30, 2026, compared to net gains of $15.7 million (pre-tax), or $11.8 million (after-tax) and $0.52 and $0.51 per diluted share for the three and nine months ended September 30, 2025, respectively.

During the second quarter of 2025, the Company reduced the contingent earnout consideration liability for the MoLo acquisition to zero as the earnout calculation did not meet the then-current projections which indicated that the adjusted earnings before interest, taxes, depreciation, and amortization threshold for the 2025 earnout period would not be achieved. This quarterly remeasurement of the contingent earnout consideration increased operating results by $2.7 million (pre-tax), or $2.0 million (after-tax) and $0.09 per diluted share for the nine months ended September 30, 2025.

In addition to the above items, the year-over-year changes in consolidated net income and earnings per share were impacted by changes in the cash surrender value of variable life insurance policies, tax effects from the vesting of share-based compensation awards, and other changes in the effective tax rate described in the Income Taxes section of MD&A. Certain variable life insurance policies are invested, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value of life insurance policies, which are reported below operating income in the consolidated statements of operations, increased consolidated net income by $2.0 million, or $0.09 per diluted share, and $3.8 million, or $0.17 per diluted share, for the three and nine months ended September 30, 2026, respectively, compared to $2.3 million, or $0.10 per diluted share, and $3.1 million, or $0.13 per diluted share, for the same respective prior-year periods. The vesting of restricted stock units resulted in a tax benefit of $1.5 million, or $0.07 per diluted share, for the nine months ended September 30, 2026 compared to a tax expense of $1.0 million, or $0.04 per diluted share, for the same prior-year period. A small number of restricted stock units vested during the three months ended September 30, 2026 and 2025, resulting in an immaterial tax benefit and an immaterial tax expense, respectively.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

We report financial results in accordance with U.S. generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP financial measures and ratios, such as Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes interest and other financing costs, income taxes, depreciation and amortization, share-based compensation expense, and certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles of the Asset-Light segment, asset impairment charges, and changes in the fair value of contingent consideration. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate Adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than net income, as determined under GAAP, which is the most directly comparable GAAP measure for the periods presented. The following table presents a reconciliation of Adjusted EBITDA to our net income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
Net Income	$51,659	$39,274	$36,798	$68,214
Interest and other related financing costs	3,176	3,334	10,855	9,045
Income tax provision	19,214	14,234	11,785	25,436
Depreciation and amortization(1)	43,172	44,400	132,157	125,290
Share-based compensation expense	2,502	2,742	7,222	8,904
Asset impairment charges(2)	—	—	85,266	—
Change in fair value of contingent consideration(3)	—	—	—	(2,650)
Consolidated Adjusted EBITDA	$119,723	$103,984	$284,083	$234,239
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents $50.8 million in asset impairment charges related to the write-off of certain Freight Movement System assets associated with Vaux. Also represents $25.7 million in noncash asset impairment charges to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million in lease-related impairment charges associated with certain Asset-Light office space.
(3)	Represents the change in fair value of contingent earnout consideration recorded for the MoLo acquisition, as previously discussed.

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

Our Asset-Based operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in Part I, Items 1 and 1A of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the Asset-Based segment and additional segment information, including revenues, operating expenses, and operating income for the three and nine months ended September 30, 2026 and 2025.

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

As of September 2026, approximately 82% of our Asset-Based segment’s employees were covered under the 2023 ABF NMFA and other related supplemental agreements with the IBT, which will remain in effect through June 30, 2028. The terms of the 2023 ABF NMFA continue to provide some of the best wages and benefits in the industry to our contractual employees. The combined contractual wage and benefits top hourly rate is estimated to increase approximately 4.2% on a compounded annual basis over the term of the agreement, with potential profit-sharing bonuses representing additional costs under the 2023 ABF NMFA. The contractual wage rate under the 2023 ABF NMFA increased, effective July 1, 2026, and the health, welfare, and pension benefit contribution rate increased, effective primarily on August 1, 2026, resulting in a combined contractual wage and benefits top hourly rate increase of approximately 3.2%.

Asset-Based Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for the Asset-Based segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Asset-Based Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	48.1%	51.0%	49.7%	51.8%
Fuel, supplies, and expenses	12.8	11.3	12.6	11.5
Operating taxes and licenses	2.0	1.8	2.0	1.9
Insurance	2.1	2.5	2.2	2.6
Communications and utilities	0.7	0.7	0.7	0.8
Depreciation and amortization	4.5	4.8	4.9	4.7
Rents and purchased transportation	11.6	11.2	11.2	10.8
Shared services	8.6	9.2	9.1	9.5
Restructuring charges(1)	0.1	—	0.1	—
(Gain) loss on sale of property and equipment(2)	—	(2.2)	(0.1)	(0.8)
Other	—	—	0.1	0.1
	90.5%	90.3%	92.5%	92.9%

Asset-Based Operating Income	9.5%	9.7%	7.5%	7.1%
(1)	Represents restructuring charges related to the realignment of the Company’s organizational structure, as previously described.
(2)	The nine months ended September 30, 2026 include a $2.9 million gain on a service center sale within the Asset-Based operations during the second quarter of 2026. The 2025 periods include a net gain of $15.7 million, primarily related to two service center sales during the third quarter of 2025.

The following table provides a comparison of key operating statistics for the Asset-Based segment, as previously defined in our 2025 Annual Report on Form 10-K:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2026	2025	% Change	2026	2025	% Change
Workdays(1)	64.0	64.0		190.0	190.5
Tonnage per day	12,313	11,238	9.6%	11,904	11,125	7.0%
Shipments per day	20,460	21,095	(3.0)%	20,255	20,550	(1.4)%
Billed revenue per shipment, including fuel surcharges	$610.78	$534.80	14.2%	$583.99	$534.52	9.3%
Billed revenue per hundredweight, including fuel surcharges	$50.75	$50.19	1.1%	$49.68	$49.37	0.6%
Weight per shipment	1,204	1,065	13.0%	1,175	1,083	8.6%
Shipments per DSY hour	0.436	0.446	(2.1)%	0.438	0.448	(2.2)%
Average length of haul (miles)	1,112	1,129	(1.5)%	1,124	1,128	(0.4)%
Pounds per mile	19.06	17.87	6.6%	19.02	18.33	3.8%
(1)	Workdays represent the number of operating days during the period after adjusting for holidays and weekends.

Asset-Based Revenues

Asset-Based segment revenues for the three and nine months ended September 30, 2026, totaled $798.6 million and $2,237.3 million, respectively, compared to $726.5 million and $2,086.1 million for the same periods of 2025. Revenue growth for both 2026 periods was driven by higher daily tonnage and billed revenue per hundredweight, including fuel surcharges, which more than offset lower shipment levels and resulted in higher billed revenue per day. The tonnage increase was driven by higher weight per shipment, reflecting a continued shift in freight profile, partially offset by fewer shipments per day. The increase in billed revenue per hundredweight was primarily due to higher fuel surcharge revenue resulting from increased fuel prices. The number of workdays was unchanged in the third quarter of 2026 and was lower by one-half day for the nine months ended September 30, 2026, compared to the same respective periods of 2025.

The pricing environment remained rational. Excluding fuel surcharges, billed revenue per hundredweight decreased in the low-single digits for the three and nine months ended September 30, 2026, compared to the same periods of 2025. Prices on accounts subject to deferred pricing agreements and annually negotiated contracts that were renewed during the three and nine months ended September 30, 2026, increased an average of 5.1% and 5.8%, respectively. The Asset-Based segment implemented nominal general rate increases on its LTL base rate tariffs of 5.9% effective on August 4, 2025 and June 22, 2026, although the rate changes vary by lane and shipment characteristics.

The Asset-Based segment’s average nominal fuel surcharge rate increased by approximately 17 percentage points for the third quarter of 2026 and 13 percentage points for the nine months ended September 30, 2026, compared to the same periods of 2025. The segment’s operating results are impacted by changes in fuel prices and related fuel surcharges. Operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs vary by differing degrees.

Asset-Based Operating Income

The Asset-Based segment generated operating income of $75.6 million in the third quarter of 2026, compared to $70.2 million in the prior-year quarter, and $167.3 million in the nine months ended September 30, 2026, compared to $147.6 million in the same prior-year period. The Asset-Based segment’s operating ratio for both 2026 periods benefited from increased billed revenue per shipment, partially offset by higher operating expenses. The 2025 periods included $15.7 million in net gains on the sales of property and equipment, including gains on two service center sales.

Asset-Based Operating Expenses

Labor costs, which are reported in operating expenses as salaries, wages, and benefits, increased $13.6 million for the three months ended September 30, 2026 and $32.8 million for the nine months ended September 30, 2026, compared to the corresponding 2025 periods, primarily reflecting contract rate increases under the 2023 ABF NMFA, including a 2.4% wage rate increase effective July 1, 2026, and a 4.3% increase in health, welfare and pension rates effective primarily on

August 1, 2026, for a blended increase of 3.2%, and increases in headcount to align with higher tonnage. Labor costs decreased as a percentage of revenue in both 2026 periods, compared to the corresponding 2025 periods, primarily due to higher revenues.

Fuel, supplies, and expenses increased $20.3 million, or 1.5 percentage points as a percentage of revenue, in the third quarter of 2026 and $42.2 million, or 1.1 percentage points, for the nine months ended September 30, 2026, compared to the same prior-year periods, as the segment’s average fuel price per gallon (excluding taxes) increased approximately 68% and 50% during the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods of 2025.

The Asset-Based segment manages costs with shipment levels; however, a number of factors impact dock, street, and yard (“DSY”) productivity, including the effect of freight profile changes, utilization of local delivery agents, and efficiency of personnel. Shipments per DSY hour declined for the three and nine months ended September 30, 2026, compared to the same periods of 2025, primarily due to changes in freight profile, offset in part by the positive impact from continued investments in technology and in the Asset-Based network and ongoing training and development at certain key locations. The nine-month period was also affected by severe weather experienced in the first quarter of 2026. Pounds per mile increased 6.6% for the three months ended September 30, 2026 and 3.8% for the nine months ended September 30, 2026, compared to the respective periods of 2025, reflecting increased weight per shipment and improved linehaul efficiency.

Rents and purchased transportation as a percentage of revenue increased 0.4 percentage points for both the three and nine months ended September 30, 2026, compared to the same periods of 2025. These costs increased $11.7 million in the third quarter of 2026 and $27.1 million for the nine months ended September 30, 2026, compared to the same prior-year periods, primarily due to higher rail fuel surcharge costs per mile and increased utilization of rail and linehaul purchased transportation. Rail miles increased approximately 4% in the third quarter of 2026 and 2% in the nine months ended September 30, 2026, compared to the same 2025 periods.

Shared services as a percentage of revenue decreased 0.6 percentage points for the three months ended September 30, 2026 and 0.4 percentage points for the nine months ended September 30, 2026, compared to the same prior-year periods, primarily due to higher revenues.

Operating expenses also benefited from a gain of $2.9 million on the sale of a service center during the nine months ended September 30, 2026, compared to a net gain of $15.7 million on property sales during the same period of 2025.

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

As supply chains become more complex, shippers increasingly rely on multimodal solutions. Our managed logistics solution efficiently connects these modes to help build resilient supply chains. Its continued development exemplifies our strategy to cross-sell services and meet demand for solutions that improve operational efficiency, reduce costs, and enhance supply chain visibility. We expect these and other strategic initiatives to support future growth as we deliver innovative solutions to our customers.

Our Asset-Light operations are affected by general economic conditions, as well as several other competitive factors that are more fully described in Part I, Item 1 of our 2025 Annual Report on Form 10-K. See Note I to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of the Asset-Light segment and additional segment information, including revenues, operating expenses, and operating income (loss) for the three and nine months ended September 30, 2026 and 2025.

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

Asset-Light Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for the Asset-Light segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Asset-Light Segment Operating Expenses (Operating Ratio)
Purchased transportation	85.0%	84.9%	85.9%	85.0%
Salaries, wages, and benefits	5.5	7.0	6.1	7.2
Supplies and expenses	0.4	0.6	0.4	0.5
Depreciation and amortization(1)	0.7	1.3	0.9	1.3
Shared services	4.1	5.2	4.0	5.2
Asset impairment charges(2)	—	—	2.7	—
Restructuring charges(3)	—	—	0.1	—
Contingent consideration(4)	—	—	—	(0.2)
Other	1.5	1.4	1.4	1.5
	97.2%	100.4%	101.5%	100.5%

Asset-Light Segment Operating Income (Loss)	2.8%	(0.4)%	(1.5)%	(0.5)%
(1)	Includes amortization of intangibles associated with acquired businesses.
(2)	Represents $25.7 million in noncash asset impairment charges to write off the remaining carrying value of the Panther trade name as part of a strategic brand consolidation decision within Asset-Light’s operations and $8.8 million in lease-related impairment charges associated with certain leased office space.
(3)	Represents restructuring charges related to the realignment of the Company’s organizational structure, as previously described.
(4)	Represents the change in fair value of the contingent consideration recorded for the MoLo acquisition.

The following table provides a comparison of key operating statistics for the Asset-Light segment, as defined in our 2025 Annual Report on Form 10-K:

	Year Over Year % Change
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Shipments per day	1.2%	8.3%
Revenue per shipment	23.8%	10.9%
Shipments per person per day	7.6%	22.2%

Asset-Light Revenues

Asset-Light segment revenues increased 25.4% to $446.3 million for the three months ended September 30, 2026 from $356.0 million in the prior-year period. Revenues increased 19.8% to $1,262.7 million for the nine months ended September 30, 2026 from $1,053.9 million in the prior-year period. Revenue growth was driven by increased revenue per shipment and higher average daily shipments, led by growth in our managed logistics business. The increase in revenue per shipment was driven by higher spot rates amid tightening truckload capacity and rising fuel costs, reflecting a shift in the freight environment following an extended period of market softness.

Asset-Light Operating Income (Loss)

Asset-Light segment operating income totaled $12.5 million for the three months ended September 30, 2026, compared to an operating loss of $1.6 million for the prior-year period. Asset-Light segment operating loss totaled $18.7 million for the nine months ended September 30, 2026, including $34.5 million of asset impairment charges and $0.9 million of restructuring charges, compared to an operating loss of $5.4 million for the same prior-year period. Operating results reflected revenue growth, disciplined cost management, and productivity improvements, partially offset by higher year-over-year operating expenses, including increased purchased transportation costs associated with higher shipment volumes, discussed in the paragraphs below.

Asset-Light Operating Expenses

Operating expenses increased $76.3 million in the third quarter of 2026, compared to the third quarter of 2025, primarily due to higher business levels. As a percentage of revenue, operating expenses decreased 3.2 percentage points, primarily due to higher revenue. For the nine months ended September 30, 2026, operating expenses increased $222.1 million, or 1.0 percentage point as a percentage of revenue, compared to the same prior-year period. The increase primarily reflected higher business levels and included $34.5 million of asset impairment charges and $0.9 million of restructuring charges recorded during the nine months ended September 30, 2026. The asset impairment charges represented 2.7 percentage points of revenue for the nine months ended September 30, 2026. Additional information regarding the impairment charges is included in Notes B, C and E to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchased transportation costs increased $76.9 million, or 0.1 percentage points as a percentage of revenue, for the three months ended September 30, 2026 and $188.7 million, or 0.9 percentage points as a percentage of revenue for the nine months ended September 30, 2026, compared to the same prior-year periods. The increase in purchased transportation costs, including as a percentage of revenue, primarily reflected higher fuel costs driven by rising diesel prices, as well as increased shipment volumes and tightening capacity. Changes in market capacity, fuel costs, and freight mix impact the cost of purchased transportation and may not correspond to the timing of revisions to customer pricing and revenue per shipment. There can be no assurance that we will be able to secure prices from customers sufficient to maintain or improve margins on the cost of sourcing carrier capacity.

Salaries, wages, and benefits decreased as a percentage of revenue by 1.5 percentage points for the three months ended September 30, 2026 and 1.1 percentage points for the nine months ended September 30, 2026, compared with the same prior-year periods, reflecting primarily higher revenues. Shipments per person per day improved for the three and nine months ended September 30, 2026, compared to the same prior-year periods. The improvement was attributable to efforts to align staffing with business levels and improve efficiency, combined with changes in business mix and technology-enabled process improvements.

Shared services as a percentage of revenue decreased 1.1 percentage points for the three months ended September 30, 2026 and 1.2 percentage points for the nine months ended September 30, 2026, compared to the same prior-year periods, primarily reflecting the impact of higher revenues and efficiency gains from process improvements and technology-enabled productivity enhancements.

Depreciation and amortization as a percentage of revenue decreased 0.6 percentage points for the three months ended September 30, 2026 and 0.4 percentage points for the nine months ended September 30, 2026, compared to the same periods of 2025, reflecting higher revenues and lower amortization expense resulting from the full amortization of the finite-lived MoLo trade name at December 31, 2025.

In October 2026, the Company entered into an agreement to modify an existing office lease used in its Asset-Light operations, effective during the fourth quarter of 2026, as further described in Note E to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company paid $7.5 million upon execution of the agreement and expects to recognize a gain of approximately $12.0 million related to the lease modification during the fourth quarter of 2026. The lease modification is expected to result in savings of approximately $26.0 million of lease costs over the remaining term of the lease, which expires on April 30, 2034.

Asset-Light Adjusted EBITDA

We report financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures and ratios, such as Asset-Light Adjusted EBITDA, utilized internally to assess core performance offer analysts, investors, and others insights into performance trends by excluding items from operating results that management believes do not reflect our core operating performance. Asset-Light Adjusted EBITDA is used for business planning and as a key performance measure, particularly because it excludes certain significant expenses resulting from strategic decisions or other factors rather than core daily operations, such as amortization of acquired intangibles, asset impairment charges, and changes in the fair value of contingent consideration. Management also believes Asset-Light Adjusted EBITDA to be relevant and useful, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light businesses. Our calculation of Asset-Light Adjusted EBITDA may not be comparable to similarly titled measures of other companies as other companies may calculate adjusted EBITDA differently. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or better measurement than operating income (loss), as determined under GAAP.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025

	(in thousands)
Operating Income (Loss)(1)	$12,454	$(1,595)	$(18,663)	$(5,384)
Depreciation and amortization(2)	3,139	4,647	11,030	13,870
Asset impairment charges(3)	—	—	34,503	—
Change in fair value of contingent consideration(4)	—	—	—	(2,650)
Asset-Light Adjusted EBITDA	$15,593	$3,052	$26,870	$5,836
(1)	The calculation of Asset-Light Adjusted EBITDA as presented in this table begins with operating income (loss) as the most directly comparable GAAP measure. Other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions.
(2)	Includes amortization of intangibles associated with acquired businesses. Amortization of acquired intangibles totaled $1.8 million for the three months ended September 30, 2026 and $6.9 million for the nine months ended September 30, 2026 and is expected to total $8.7 million for full-year 2026.
(3)	Represents noncash asset impairment charges of $25.7 million to write off the remaining carrying value of the Panther trade name in connection with a strategic brand consolidation decision and $8.8 million in lease-related impairment charges associated with certain office space.
(4)	Represents the change in fair value of the contingent earnout consideration recorded for the MoLo acquisition. See Note C to our consolidated financial statements included in Part II, Item 8 of the 2025 Annual Report on Form 10-K.

Current Economic Conditions

The U.S. economy grew in the third quarter of 2026, with real gross domestic product increasing at an annual rate of 3.4%, according to an advance estimate released on October 29, 2026. Growth was driven by increases in investment and consumer and government spending, partially offset by a decrease in exports and an increase in imports. Persistent inflation, including fuel price volatility, elevated interest rates, and a slowing labor market continue to affect business confidence and contribute to market volatility. Geopolitical conflicts and fluctuating trade and tariff policies continue to present risks to economic activity and freight demand.

The manufacturing sector, as measured by the Purchasing Managers’ Index, expanded in October 2026 for the tenth consecutive month after a period of nearly continuous contraction since November 2022. Although we secured increases on deferred pricing agreements and annually negotiated contracts during the nine months ended September 30, 2026, there can be no assurance that the economic environment, including the impact of interest rates on consumer demand, or fluctuations in fuel costs, will be favorable for our freight services in future periods.

Significant declines in our business levels or other factors that negatively impact the fair value of our reporting units could result in impairment and a resulting noncash write-off of a significant portion of the goodwill and intangible assets of our Asset-Light segment, which would have an adverse effect on our financial condition and operating results. During the second quarter of 2026, we recorded an asset impairment charge related to our indefinite-lived Panther trade name within the Asset-Light reporting unit. See Notes B and C to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the impairment valuation.

Effects of Inflation

Inflation remains above the Federal Reserve’s long-term target inflation rate of 2%. Elevated costs across a broad array of consumer goods continue to be driven by supply chain volatility, labor and energy shortages, geopolitical developments, and trade and tariff policies, in addition to the impact of federal monetary policy. The consumer price index increased 3.7%, before seasonal adjustment, year-over-year in September 2026. Most of our expenses are affected by inflation. While an increase in inflation generally results in increased operating costs, the potential impact of inflationary conditions on our business, including demand for our transportation services, remains uncertain. In September 2026, in response to continued inflationary pressures, the Federal Reserve raised the target range for the federal funds rate for the first time since July 2023. This action followed a series of rate reductions in 2025.

Generally, inflationary increases in labor and fuel costs as they relate to our Asset-Based operations have historically been largely offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences our ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of our customers have limited the amount of fuel surcharge recovered.

Generally, inflationary increases in labor and operating costs related to our Asset-Light operations have historically been offset through price increases and efficiency improvements. Productivity improvements, as measured by shipments per person per day, and disciplined cost management have helped mitigate the impact of rising operating costs. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers both during and following such periods. The pricing environment remains competitive, although market conditions improved during the first nine months of 2026. Tightening truckload capacity contributed to higher spot rates following a prolonged period of economic pressure and continued carrier exits. While freight demand showed signs of improvement, market conditions remained influenced by supply-driven capacity tightening, and brokerage margins remained below historical levels.

The market continues to adjust to the impact of supply chain disruptions, including as a result of geopolitical conflicts and changes in trade and tariff policies. The prices for our revenue equipment (tractors and trailers) have also increased, partly as a result of inflationary pressures, and we expect replacement equipment to be purchased at higher per-unit costs, which could result in higher depreciation charges on a per-unit basis. We consider these costs in setting our pricing policies, although the overall freight rate structure is governed by market forces. In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to insurance claims, compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

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

Physical effects from climate change, including more frequent and severe weather events, have the potential to adversely impact our business levels and employee working conditions, cause shipping delays or disruptions to our operations, increase our operating costs, and cause damage to our property and equipment. Due to the uncertainty of these matters, we cannot estimate the effect of any future climate-related developments on our operations or financial condition at this time. These and other matters related to climate change and the related risks to our business are further discussed in Part I, Item 1 and Item 1A of our 2025 Annual Report on Form 10-K. We continue to pursue sustainability initiatives through investments in technology, employee development, and capabilities and services for customers.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Based on currently available information and amounts recorded, these routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents, and short-term investments; cash generated by operations; and available borrowing capacity under our revolving credit facility (the “Credit Facility”).

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments, which are further described in Note B to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, were as follows:

	September 30	December 31
	2026	2025

	(in thousands)
Cash and cash equivalents	$184,924	$102,030
Short-term investments	22,355	22,204
Total	$207,279	$124,234

Cash, cash equivalents, and short-term investments increased $83.0 million from December 31, 2025 to September 30, 2026, primarily due to cash generated by operating activities, partially offset by payments of long-term debt, share repurchases and dividends, and planned capital expenditures.

Cash provided by operating activities was $255.2 million during the nine months ended September 30, 2026, compared to $184.3 million in the same prior-year period, primarily due to improved operating performance before noncash asset impairment charges, as discussed further in the Results of Operations section. Changes in operating assets and liabilities, excluding income taxes, reduced operating cash flow by $6.1 million during the nine months ended September 30, 2026, driven primarily by higher business levels that increased receivables, partially offset by increases in accounts payable and accrued expenses. In comparison, changes in operating assets and liabilities, excluding income taxes, reduced operating cash flow by $22.0 million during the nine months ended September 30, 2025, primarily due to decreases in accounts payable and accrued expenses and operating right-of-use assets and lease liabilities, net.

Cash used in investing activities during the nine months ended September 30, 2026 primarily reflected $28.9 million of capital expenditures, including renovations of properties for our Asset-Based network, net of proceeds from asset sales and financings, along with $10.6 million in capitalization of internally developed software. See Capital Expenditures below for estimated annual expenditure amounts for 2026.

Cash used in financing activities during the nine months ended September 30, 2026 included $89.2 million in payments on notes payable. During the nine months ended September 30, 2026, we also repurchased 283,737 shares of our common stock under our share repurchase program for an aggregate cost of $34.8 million and paid quarterly dividends totaling $8.0 million. Our dividends and share repurchase program are further discussed in Other Liquidity Information below.

Financing Arrangements

We financed the purchase of $59.8 million of revenue equipment through notes payable during the nine months ended September 30, 2026. Future payments due under notes payable totaled $206.4 million, including interest, as of September 30, 2026, a decrease of $33.4 million from December 31, 2025.

As of September 30, 2026, standby letters of credit of $25.9 million were outstanding under our Credit Facility which reduced our available borrowing capacity under the Credit Facility to $224.1 million. In May 2026, we terminated our accounts receivable securitization program prior to the scheduled maturity date of July 1, 2026.

Our financing arrangements are disclosed in Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in our Asset-Based operations, other equipment, facility improvements, software, service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2026. These purchase obligations totaled $167.7 million as of September 30, 2026, with $136.6 million expected to be paid within the next year, subject to vendors’ fulfillment of their commitments. As of September 30, 2026, the amount of our purchase obligations increased $61.9 million from December 31, 2025, primarily related to expected purchases of ABF Freight revenue equipment.

There have been no other material changes in the contractual obligations disclosed in our 2025 Annual Report on Form 10-K during the nine months ended September 30, 2026. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with our executive officers or directors.

Capital Expenditures

For 2026, our total capital expenditures, including amounts financed, are estimated to range from $130.0 million to $140.0 million, net of proceeds from asset sales. These 2026 estimated net capital expenditures include revenue equipment purchases of $75.0 million to $80.0 million, primarily for our Asset-Based operations and $25.0 million to $35.0 million of investments in real estate and facility upgrades to support our growth plans, in addition to other investments across the enterprise, primarily technology-related items and miscellaneous dock equipment upgrades and enhancements. We have the flexibility to adjust certain planned 2026 capital expenditures as business levels dictate. Depreciation and amortization expense, excluding amortization of intangibles, is estimated to be approximately $170.0 million in 2026. The amortization of intangible assets is estimated to be $8.7 million in 2026, related to purchase accounting amortization associated with business acquisitions in our Asset-Light segment.

Other Liquidity Information

Freight market conditions continue to be influenced by customer demand levels, industrial production trends, truckload capacity, geopolitical conflicts, tariff and trade policies, and fuel price volatility, among other factors. These conditions, and the related impact on our business, including tonnage and shipment levels and the pricing for our services, could affect our ability to generate cash from operating activities and maintain liquidity. Our Credit Facility provides available sources of liquidity with flexible borrowing and payment options. We believe our Credit Facility provides the borrowing capacity necessary to support our business and growth initiatives. During the next twelve months and for the foreseeable future, we believe existing cash, cash equivalents, short-term investments, cash generated by operating activities, and amounts available under our Credit Facility, will be sufficient to finance our operating expenses, ongoing initiatives, and grow our business, including investments in technology. Notes payable, finance leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We continue to return capital to shareholders through quarterly dividends and share repurchases. On October 30, 2026, we announced that our Board of Directors declared a dividend of $0.12 per share payable to stockholders of record as of November 13, 2026. We expect to continue to pay quarterly dividends on our common stock for the foreseeable future. However, future dividends are at the discretion of the Board of Directors and depend on our future earnings, capital requirements, financial condition, contractual restrictions under our Credit Facility, and other factors.

During the nine months ended September 30, 2026, we repurchased 283,737 shares of our common stock for an aggregate cost of $34.8 million under our share repurchase program, including excise taxes. As of September 30, 2026, $70.5 million remained available for repurchase under the share repurchase program (see Note G to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Balance Sheet Changes

The following discussion summarizes significant changes in selected balance sheet lines from December 31, 2025 to September 30, 2026:

Accounts Receivable

Accounts receivable increased $118.0 million, primarily reflecting higher revenue and improved pricing in September 2026, compared to December 2025.

Other Accounts Receivable

Other accounts receivable decreased $16.8 million, primarily reflecting the second quarter 2026 settlement by the insurer of the receivable (and offsetting liability) for an insured third-party casualty claim recorded at December 31, 2025.

Prepaid Expenses

Prepaid expenses decreased $14.9 million as amortization exceeded prepayments, including prepayments for various insurance policies.

Prepaid and Refundable Income Taxes and Income Taxes Payable

Prepaid and refundable income taxes decreased $35.1 million and income taxes payable increased $18.4 million, primarily due to the accrual on $48.6 million of pre-tax income and tax-related timing differences including book-over-tax depreciation, as discussed further below in the Income Taxes section. The changes are partially offset by tax payments made during the first nine months of 2026.

Property, Plant, and Equipment, Net

The $71.7 million decrease in property, plant, and equipment, net was primarily related to Vaux Freight Movement System write-offs recorded during the second quarter of 2026 and net depreciation and disposal activity, offset partially by planned service center remodels and the purchase of revenue equipment used in our Asset-Based operations.

Intangible Assets, Net

Intangible assets, net decreased $33.5 million primarily due to the $25.7 million noncash asset impairment charge related to the Panther trade name.

Operating Right-of-Use Assets

The $11.9 million decrease in operating right-of-use assets primarily reflects the $8.4 million lease-related impairment charge recorded during the second quarter of 2026, along with year-to-date amortization, offset partially by lease additions and renewals.

Deferred Income Taxes

The $55.2 million net decrease in deferred income tax liabilities represents deferred tax benefits associated with timing differences related to the tax addback of book impairment charges and book-over-tax depreciation, as discussed further below in the Income Taxes section.

Accounts Payable

Accounts payable increased $44.4 million primarily due to higher purchased transportation costs and the timing of payables.

Accrued Expenses

The $42.5 million increase in accrued expenses is primarily due to higher accruals for certain performance-based incentive plans associated with improved operating results in 2026, compared with 2025. Accrued expenses also increased due to higher accrued wages associated with increased business levels and the July and August 2026 wage and benefit rate increases under the 2023 ABF NMFA, as previously described, and higher third-party casualty and workers’ compensation reserves resulting from higher average claim costs and increased retention levels. These increases were partially offset by the second quarter 2026 settlement by the insurer of the receivable (and offsetting liability) for an insured third-party casualty claim recorded at December 31, 2025, as previously described.

Long-Term Debt

The $29.3 million decrease in long-term debt, including current portion, is primarily due to payments on notes payable of $89.2 million, offset by $59.8 million in equipment financed.

Income Taxes

Our effective tax rate was 27.1% and 24.3% for the three and nine months ended September 30, 2026, respectively, compared to 26.6% and 27.2% for the same respective periods of 2025. For the third quarter of 2026, the U.S. statutory tax rate was 21.0%, and the average state tax rate, net of the associated federal deduction, was approximately 5%. However, various factors and changes in nondeductible expenses, the cash surrender value of life insurance, and the tax effects from vesting of restricted stock units (“RSUs”) primarily vesting in the second quarter, may cause the full-year 2026 tax rate to vary from the statutory rate.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2026		2025		2026		2025

	(in thousands, except percentages)
Income tax provision at the statutory federal rate	$14,883	21.0%	$11,236	21.0%	$10,202	21.0%	$19,666	21.0%
State income taxes, net of federal income tax effect	2,881	4.1	2,317	4.3	2,372	4.9	4,408	4.7
Foreign income tax provision	389	0.5	116	0.2	1,044	2.1	266	0.3
Other adjustments	1,061	1.5	565	1.1	(1,833)	(3.7)	1,096	1.2
Total provision for income taxes	$19,214	27.1%	$14,234	26.6%	$11,785	24.3%	$25,436	27.2%

As of September 30, 2026, we had $47.1 million of net deferred tax liabilities after valuation allowances. We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2026 by considering the future reversal of existing taxable temporary differences, future taxable income, and available tax planning strategies. Valuation allowances for deferred tax assets totaled $5.2 million as of September 30, 2026 and $4.5 million as of December 31, 2025. As of September 30, 2026, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

The difference between the financial reporting income and taxable income for the nine months ended September 30, 2026 was primarily attributable to permanent and temporary tax differences related to depreciation, asset impairments, stock-based compensation, the deductibility of accrued liabilities, and other items that are treated differently for financial reporting and income tax purposes. For the nine months ended September 30, 2026, income determined under income tax law exceeded financial reporting income.

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

Forward-Looking Statements

Certain statements and information in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding (i) our expectations about our intrinsic value or our prospects for growth and value creation and (ii) our financial outlook, position, strategies, goals, and expectations, including our expectations with respect to our restructuring plans. Terms such as “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “likely,” “may,” “plan,” “predict,” “project,” “scheduled,” “seek,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct and caution the reader not to place undue reliance on our forward-looking statements. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: data breaches, cybersecurity incidents, and/or interruptions or failures of our information systems that we depend on, including software programs and applications provided by third parties; untimely or ineffective development and implementation of, or failure to realize the potential benefits associated with new or enhanced technology or processes; the loss or reduction of business from multiple large customers or an overall reduction in our customer base; the timing and performance of growth initiatives and the ability to manage our cost structure; the cost, integration, and performance of future acquisitions and the inability to realize the anticipated benefits of the acquisition; unsolicited takeover proposals, proxy contests, and other proposals or actions by activist investors; maintaining our corporate reputation and intellectual property rights; failure to achieve market acceptance or generate adequate returns through our Vaux® technologies; failure to recognize the benefits associated with our restructuring plans; establishing and maintaining adequate internal controls over financial reporting; disruptions in domestic or global manufacturing activity, supply chains, and related changes in spending, resulting in material reductions in freight volumes; competitive initiatives and pricing pressures; increased prices for and decreased availability of equipment, including new revenue equipment, and higher costs of equipment-related operating expenses such as maintenance, fuel, and related taxes; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; relationships with employees, including unions, and our ability to attract, retain, and upskill employees; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; union employee wages and benefits, including changes in required contributions to multiemployer plans; availability and cost of reliable third-party services; our ability to secure independent owner-operators and/or operational or regulatory issues related to our use of their services; litigation or claims asserted against us; the effects, costs and potential liabilities related to changes in and compliance with, or violation of, existing or future governmental laws and regulations, including, but not limited to, environmental laws and regulations, such as emissions-control regulations and fuel efficiency regulations; default on covenants of financing arrangements and the availability and terms of future financing arrangements; our ability to generate sufficient cash from operations to support significant ongoing capital expenditure requirements and other business initiatives; self-insurance claims, insurance premium costs, and loss of our ability to self-insure; potential impairment of long-lived assets and goodwill and intangible assets; external events which may adversely affect us or the third parties who provide services for us, for which our business continuity plans may not adequately prepare us, including, but not limited to, the occurrence of natural disasters, public health crises, geopolitical conflicts, acts of terrorism or war, cybersecurity incidents, or trade restrictions; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; seasonal fluctuations, adverse weather conditions, natural disasters, and climate change; and other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s public filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to fluctuations in interest rates. Our debt portfolio includes fixed-rate notes payable, which limits the impact of interest rate fluctuations on our current interest expense. Future issuances of notes payable, however, could be affected by higher interest rates and result in increased interest expense. Future borrowings, if any, under our Credit Facility would bear interest at SOFR-based variable rates and therefore expose us to interest rate risk. See Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our debt and applicable interest rates.

Discussion of current economic conditions and related impact on our business can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q.

There have been no significant changes to the Company’s market risk exposures since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note N to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s legal proceedings since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The Company’s risk factors are described in its 2025 Annual Report on Form 10-K. There have been no material changes to the Company’s risk factors since the Company filed its 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or through privately negotiated transactions. See Note G to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding repurchases during the nine months ended September 30, 2026.

			(c)	(d)
			Total Number of	Maximum
	(a)	(b)	Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
Period	Purchased	Per Share(1)	Plans or Programs	Under the Plans or Programs

	(in thousands, except share and per share data)
7/1/2026-7/31/2026	—	$—	—	$96,542
8/1/2026-8/31/2026	90,733	139.73	90,733	$83,865
9/1/2026-9/30/2026	100,516	132.60	100,516	$70,536
Total	191,249	$135.98	191,249
(1)	Represents the weighted-average price paid per common share, including commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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

ARCBEST CORPORATION
(Registrant)

Date: November 4, 2026	/s/ Seth K. Runser
Seth K. Runser
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	/s/ J. Matthew Beasley
J. Matthew Beasley
Chief Financial Officer
(Principal Financial Officer)